Form 10-Q
period 1996-10-31
UNITED NATURAL FOODS INC
filed 1996-12-16
CIK 1020859

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number: 000-1020859


                          UNITED NATURAL FOODS, INC.
            (Exact name of Registrant as Specified in Its Charter)


           Delaware                                      05-0376157
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)


                                 260 Lake Road
                               Dayville, CT 06241
                    (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (860) 779-2800

                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                                Yes        No  X
                                    ---       ---

As of December 11, 1996, there were 12,378,425 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1996

                               TABLE OF CONTENTS



Part I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets as of October 31, 1996 and
            July 31, 1996

            Consolidated Statements of Income for the three months ended October 31, 1996 and October 31, 1995

            Consolidated Statements of Cash Flows for the three months ended October 31, 1996 and October 31, 1995

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K
            Signatures

                        PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        (UNAUDITED)
                                                                    JULY 31, 1996    OCTOBER 31, 1996
                                                                    -------------    ----------------

                ASSETS
                ------
Current assets:
    Cash                                                                  $51,255            $26,930
    Accounts receivable, net of allowance                              25,657,156         28,220,741
    Notes receivable, trade                                               360,137            746,124
    Inventories                                                        38,667,548         42,176,142
    Prepaid expenses                                                    1,691,548          1,494,203
    Deferred income taxes                                                 796,216            855,281

                                                                   --------------     --------------
       Total current assets                                            67,223,860         73,519,421
                                                                   --------------     --------------

                                                                   --------------     --------------

Property & equipment, net                                              20,603,663         21,062,661
                                                                   --------------     --------------
Other assets:
    Notes receivable, trade                                             1,067,697            658,088
    Goodwill, net                                                       7,491,999          7,279,057
    Covenants not to compete, net                                       1,721,630          1,536,180
    Other, net                                                            635,290          1,129,485

                                                                   --------------     --------------
       Total assets                                                   $98,744,139       $105,184,892
                                                                   ==============     ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
Current liabilities:
    Notes payable                                                     $30,112,868        $30,384,637
    Current installments of long-term debt                              4,086,795          4,214,381
    Current installment of obligations under capital leases               357,404            345,153
    Accounts payable                                                   17,139,406         22,345,228
    Accrued expenses                                                    4,978,331          4,215,901
    Income taxes payable                                                  303,513            702,946
    Other                                                                 158,149             73,337

                                                                   --------------     --------------
       Total current liabilities                                       57,136,466         62,281,583

  Long-term debt, excluding current installments                       22,170,855         21,768,077
  Deferred income taxes                                                   407,346            374,395
  Obligations under capital leases, excluding current installments        847,918          1,151,448

                                                                   --------------     --------------
       Total liabilities                                               80,562,585         85,575,503
                                                                   --------------     --------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 25,000,000 shares;
        issued 8,713,100 and outstanding 8,692,695 shares                  87,131             87,131
    Additional paid-in capital                                          1,383,511          1,383,511
    Stock warrants                                                      3,200,000          3,200,000
    Unallocated shares of ESOP                                         (3,073,600)        (3,032,800)
    Retained earnings                                                  16,628,966         18,016,001
    Treasury stock, 20,405 shares at cost                                 (44,454)           (44,454)

                                                                   --------------     --------------
       Total stockholders' equity                                      18,181,554         19,609,389
                                                                   --------------     --------------

                                                                   --------------     --------------
Total liabilities and stockholders' equity                            $98,744,139       $105,184,892
                                                                   ==============     ==============

               See notes to consolidated fianancial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                        (UNAUDITED)
                                                                        -----------
                                                                    THREE MONTHS ENDED
                                                                        OCTOBER 31,
                                                                        -----------

                                                               1995                     1996
                                                               ----                     ----
           Net sales                                        $94,821,978              $99,500,710

           Cost of sales                                     75,776,200               78,908,777
                                                            -----------              -----------
                            Gross profit                     19,045,778               20,591,933
                                                            -----------              -----------

           Operating expenses                                15,914,539               16,506,831

           Amortization of intangibles                        1,822,946                  265,677
                                                            -----------              -----------
                           Total operating expenses          17,737,485               16,772,508
                                                            -----------              -----------
                           Operating income                   1,308,293                3,819,425
                                                            -----------              -----------

           Other expense (income):
                    Interest expense                          1,218,664                1,441,828
                    Other, net                                  (48,833)                 (70,520)
                                                            -----------              -----------
                            Total other expense               1,169,831                1,371,308
                                                            -----------              -----------

                            Income before income taxes          138,462                2,448,117

           Income taxes                                         768,989                1,061,081

                                                            ------------             -----------
                            Net income (loss)                 ($630,527)              $1,387,036
                                                            ============             ===========

           Net income (loss) per share of common stock           ($0.06)                   $0.14
                                                            ============             ===========

           Weighted average shares of common stock           10,134,693               10,114,288
                                                            ===========              ===========

               See notes to consolidated fianancial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                                       -----------

                                                                               1995                    1996
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                             ($630,527)             $1,387,036
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation, amortization and write-off of intangibles                     2,771,472               1,298,308
  Gain on disposals of property & equipment                                     (27,123)                 (1,000)
  Accretion of original issue discount                                          132,501                 152,847
  Provision for doubtful accounts                                               332,287                 541,610
  Increase in accounts receivable                                            (2,658,670)             (3,105,195)
  Increase in inventory                                                      (4,896,410)             (3,508,594)
  Decrease in prepaid expenses                                                  557,765                 197,345
  (Increase) decrease in other assets                                            72,094                (182,989)
  Decrease in notes receivable, trade                                             3,227                  23,622
  Increase in accounts payable                                                5,188,362               5,205,822
  Decrease in accrued expenses                                                  (77,939)               (834,878)
  Increase (decrease) in income taxes payable                                   (25,245)                399,433

                                                                          --------------          --------------
   Net cash provided by operating activities                                    741,794               1,573,367
                                                                          --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from disposals of property and equipment                              46,750                   1,000
  Capital expenditures                                                       (8,377,532)               (919,238)

                                                                          --------------          --------------
   Net cash used in investing activities                                     (8,330,782)               (918,238)
                                                                          --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under note payable                                             956,658                 271,769
  Repayments on long-term debt                                                 (572,927)               (704,357)
  Proceeds from long-term debt                                                7,245,313                 283,170
  Principal payments of capital lease obligations                               (97,507)               (148,397)
  Stock issuance expenses                                                             0                (381,639)

                                                                          --------------          --------------
   Net cash provided by (used in) financing activities                        7,531,537                (679,454)
                                                                          --------------          --------------

NET DECREASE IN CASH                                                            (57,451)                (24,325)

Cash at beginning of period                                                     286,242                  51,255

                                                                          --------------          --------------
Cash at end of period                                                          $228,791                 $26,930
                                                                          ==============          ==============

Supplemental disclosures of cash flow information:
--------------------------------------------------

 Cash paid during the period for:

     Interest                                                                $1,150,169              $1,515,813
                                                                          ==============          ==============

     Income taxes                                                              $847,400                $570,791
                                                                          ==============          ==============

               See notes to consolidated fianancial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements ("financial statements") include the accounts of United Natural Foods, Inc. and its wholly owned subsidiaries (the "Company"). The Company is a distributor and retailer of natural foods and related products.

The financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The balance sheet as of July 31, 1996 has been derived from the audited financial statements as of and for the nine months ended July 31, 1996. Effective November 1, 1995, the Company elected to change its fiscal year end from October 31 to July 31. Operating results for fiscal 1995 have been presented for interim periods that coincide with the new fiscal year. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.

2.  EFFECTIVE DATE OF PUBLIC OFFERING

The Company completed an initial public offering of its common stock (the "Offering") on November 6, 1996 at a price of $13.50 per share. The Company's Common Stock began trading on November 1, 1996 on the Nasdaq National Market under the ticker symbol "UNFI."

The proceeds received by the Company from the Offering totaled $35,509,500 after deducting underwriting discounts and commissions and estimated offering expenses. The Company used the proceeds to repay certain indebtedness consisting of (i) $20,836,918 due to Fleet Capital Corporation under a revolving line of credit that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime or 2.25% over LIBOR; (ii) $6,504,059 due to Triumph Connecticut Limited Partnership (Triumph) (including the remaining original issue discount of approximately $1.8 million ($1.0 million net of tax) which will be recorded as an extraordinary expense in the second quarter) under a Senior Note (the "Triumph Note") that would have matured on October 31, 1998 and immediately before repayment bore interest at a rate of 10%; (iii) $4,469,556 due to Fleet Capital Corporation under a term loan that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime; (iv)

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

$2,846,069 due to Prem Mark, Inc. under a term note issued in connection with the Rainbow Natural Foods, Inc. acquisition that would have matured on July 1998 and bore interest at a rate of 10%; and (v) $852,898 due under certain notes that would have matured between 1998 and 2002 and bore interest at rates ranging from 0.5% to 1.0% over New York Prime issued by Natural Retail Group in connection with the acquisition of certain retail natural products stores. Accrued interest through the date of payment (i.e., November 6, 1996) is included in the above amounts.

The following table sets forth the Company's actual capitalization at October 31, 1996 and as adjusted to reflect the issuance and sale by the Company of 2,900,000 shares of Common Stock at a public offering price of $13.50 per share and the application of the net proceeds therefrom (including the remaining original issue discount of approximately $1.8 million ($1.0 million net of tax) which will be recorded as an extraordinary expense in the second quarter), after deducting the underwriting discounts and commissions and estimated offering expenses.


                                              October 31, 1996
                                          ------------------------
                                            Actual     As Adjusted
                                          -----------  -----------

Short-term debt                           $34,599,018  $11,678,410
                                          -----------  -----------

Long-term debt, excluding current          21,768,077   10,880,695
 installments                             -----------  -----------

Total stockholders' equity                 19,597,025   54,106,525
                                          -----------  -----------

Total capitalization (including
 short-term debt)                         $75,964,120  $76,665,630
                                          ===========  ===========

3.  TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,277,755 at July 31, 1996 and $1,412,188 at October 31, 1996.

4.  COMMITMENTS AND CONTINGENCIES

The Company entered into a $1 million leasing arrangement with Mellon US Leasing effective October 1, 1996. The Company leased computer equipment with a cost of approximately $447,000 under the lease line during the quarter ended October 31, 1996.

5.  STOCK OPTIONS

The Company is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), effective July 31, 1997. Statement 123 requires financial statement disclosure about stock-based employee

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES compensation arrangements. As allowed by Statement 123, the Company intends to continue to account for employee stock-based compensation using the "Intrinsic Value Based Method." The Company does not believe the adoption of Statement 123 will have a material impact on its operating results.

6.  NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was assumed to be $13.50 per share, the initial public offering price of the Company's common stock. Accounting Principles Board Opinion 15 requires presentation of supplementary net income per share of common stock in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming that the Company's initial public offering of common stock and repayment of debt with the proceeds thereof, including the extraordinary expense of approximately $1.8 million ($1.0 million net of tax) resulting from the charge-off of the remaining original issue discount upon repayment of the Triumph Note as described in Note 2 above, had occurred effective August 1, 1996, supplementary per share data for the three months ended October 31, 1996 would have been as follows:


Earnings per share of common stock before
extraordinary item                                             $0.14

Extraordinary item                                             (0.08)
                                                                ----

Net earnings per share of common stock                         $0.06
                                                               =====

Supplementary weighted average shares of common stock          12,633,358
                                                               ===========

No dividends were declared or paid during the three months ended October 31, 1996.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND OTHER INFORMATION
--------------------------------

     United Natural Foods, Inc. (the "Company") is one of only two national distributors of natural foods and related products in the United States. In February 1996, a subsidiary of the Company merged with and into Mountain People's Warehouse, Inc. ("Mountain People's") whereupon Mountain People's became a wholly owned subsidiary of the Company. The merger with Mountain People's was accounted for as a pooling of interests and, accordingly, all financial information included herein is reported as though the companies had been combined for all periods reported.

     In May 1995, prior to its merger with the Company, Mountain People's acquired Nutrasource, Inc. ("Nutrasource"), a distributor of natural foods in the Pacific Northwest region. In July 1995, the Company acquired Rainbow Natural Foods Inc. ("Rainbow"), a distributor of natural foods in the Rocky Mountains and Plains regions. These two acquisitions were accounted for under the purchase method of accounting, and, accordingly, all the financial information for Nutrasource and Rainbow have been included since their respective dates of acquisition.

Quarter Ended October 31, 1996 Compared to Quarter Ended October 31, 1995
-------------------------------------------------------------------------

     The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                THREE MONTHS ENDED
                                                   OCTOBER 31,
                                        1995                     1996
                                        ----                     ----
                                 $$$             %       $$$              %
                                 ---             -       ---              -
Net sales                       $94.8         100.0%     $99.5         100.0%
Cost of sales                    75.8          80.0%      78.9          79.3%

                             --------       --------   -------       --------
     Gross profit                19.0          20.0%      20.6          20.7%
                             --------       --------   -------       --------

Operating expenses               15.9          16.8%      16.5          16.6%
Amortization of intangibles       1.8           1.9%       0.3           0.3%

                             --------       --------   -------       --------
Total operating expenses         17.7          18.7%      16.8          16.9%
                             --------       --------   -------       --------

    Operating income              1.3           1.3%       3.8           3.8%
                             --------       --------   -------       --------

    Interest expense              1.2           1.3%       1.4           1.4%
    Other, net                   (0.1)         (0.1%)     (0.1)         (0.1%)

                             --------       --------   -------       --------
    Other expense, net            1.1           1.2%       1.3           1.3%
                             --------       --------   -------       --------

Income before income taxes        0.2           0.1%       2.5           2.5%
    Income taxes                  0.8           0.8%       1.1           1.1%

                             --------       --------   -------       --------
Net income (loss)               $(0.6)         (0.7%)    $ 1.4           1.4%
                             ========       ========   =======       ========

     Net Sales.   The Company's net sales increased approximately 4.9%, or $4.7 million, to $99.5 million for the three months ended October 31, 1996 from $94.8 million for the three months ended October 31, 1995. The increase in net sales was primarily attributable to increased sales by the Company to existing customers and the introduction of new products not formerly offered by the Company. The Company also realized an increase in net sales as a result of sales to new customers in existing geographic areas as well as new geographic areas not formerly served by the Company.

     Gross Profit.   The Company's gross profit increased approximately 8.1%, or
$1.6 million, to $20.6 million for the three months ended October 31, 1996 from $19.0 million for the three months ended October 31, 1995. The Company's gross profit as a percentage of net sales increased to 20.7% for the three months ended October 31, 1996 from 20.0% for the three months ended October 31, 1995. The increase in gross profit as a percentage of net sales was primarily attributable to the Company's ability to consolidate its purchasing with many of its vendors and through the expansion of supplier-sponsored marketing programs.

     Operating Expenses.    The Company's total operating expenses decreased
approximately 5.4%, or $0.9 million, to $16.8 million for the three months ended October 31, 1996 from $17.7 million for the three months ended October 31, 1995. As a percentage of net sales, operating expenses decreased to 16.9% for the three months ended October 31, 1996 from 18.7% for the three months ended October 31, 1995.

     Operating expenses for the three month period ended October 31, 1996 included a charge of approximately $400,000 related to the replenishment of the Allowance for Doubtful Accounts resulting from the charge-off of a customer receivable when that customer unexpectedly filed for Chapter 11 bankruptcy in September 1996. This customer accounted for less than 1% of total Company sales in fiscal 1996.

     Operating expenses for the three month period ended October 31, 1995 included a non-recurring charge of approximately $1,600,000 representing the write-down of intangible assets in connection with the Company's on-going evaluation of intangible assets and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Excluding the charges discussed above, the Company's total operating expense would have been $16.4 million, or 16.5% of net sales, for the three months ended October 31, 1996 and $16.1 million, or 17.0% of net sales, for the
three months ended October 31, 1995.   The decrease in total operating expense
as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base. In addition, the Company achieved increased operating efficiencies through the implementation of new warehouse productivity systems in its

Connecticut and Georgia facilities.

      Depreciation expense increased approximately $0.1 million for the three months ended October 31, 1996 from $0.8 million in the three months ended October 31, 1995. The increase was primarily due to the Company's purchase of its distribution center and headquarters in Connecticut in August 1995.

     Operating Income. Operating income increased $2.5 million, or approximately 191.9 %, to $3.8 million for the three months ended October 31, 1996 from $1.3 million for the three months ended October 31, 1995. As a percentage of net sales, operating income increased to 3.8% in the three months ended October 31, 1996 from 1.3% in the three months ended October 31, 1995.

     Excluding the $400,000 charge discussed above for the three months ended October 31, 1996 and the $1,600,000 non-recurring charge for the three months ended October 31, 1995, operating income would have been $4.2 million, or 4.2% of net sales, for the three months ended October 31, 1996, and $2.9 million, or
3.1 % of net sales, for the three months ended October 31, 1995.

     Other Income/(Expense). The $0.2 million increase in interest expense in the three months ended October 31, 1996 compared to the three months ended October 31, 1995 was primarily attributable to the indebtedness incurred in connection with the purchase of the Connecticut facility in August 1995 and an increase in borrowings under the Company's revolving line of credit due to increased inventory and account receivable balances related to the Company's increased sales.

     Income Taxes. The Company's effective income tax rate was 43.3% and 555.4% for the three months ended October 31, 1996 and 1995, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible goodwill amortization, especially the write-off of the intangible assets in the quarter ended October 31, 1995, as well as state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by $2.0 million to $1.4 million for the three months ended October 31, 1996 from a net loss of $0.6 million in the three months ended October 31, 1995. Excluding the $400,000 charge discussed above for the quarter ended October 31, 1996 and the $1,600,000 non-recurring charge for the quarter ended October 31, 1995, net income would have been $1.6 million, or 1.6% of net sales, for the quarter ending October 31, 1996 and $0.4 million, or 0.4 % of net sales, for the quarter ended October 31, 1995.

Liquidity and Capital Resources
-------------------------------

     In November 1996, the Company sold 2,900,000 shares of Common Stock in an initial public offering which generated $35.5 million of net cash proceeds to the Company. The Company used the proceeds to reduce its long-term debt and other amounts owed under its revolving line of credit.

     Historically, the Company has financed its operations and growth primarily with cash flows generated from operations, borrowings under its credit facility, seller financing of acquisitions, operating and capital leases and normal trade credit terms. The Company finances its investment in inventory and accounts receivable principally with its credit facility and trade accounts payable.

     The Company's cash provided by operations was $ 1.6 million and $0.7 million for the three months ended October 31, 1996 and October 31, 1995, respectively. The increase in cash generated from operations in the three months ended October 31, 1996 was primarily attributable to the increase in net income. At October 31, 1996, the Company had working capital of $11.3 million.

     Cash used in investing activities decreased from $8.3 million for the three months ended October 31, 1995, to $1.0 million for the three months ended October 31, 1996. The 1995 period includes the acquisition of the Company's Connecticut distribution facility and the related purchase of material handling equipment. The 1996 period includes amounts necessary to fund the purchase of material handling equipment, tractors and trailers and the development and implementation of new management information systems. The capital expenditures were primarily funded from senior bank indebtedness, term loans and cash provided from operating activities.

     The Company's cash flows generated from financing activities decreased from $7.5 million for the three months ended October 31, 1995, to ($0.7 million) for the three months ended October 31, 1996. During the three months ended October 31, 1995, net cash provided by financing activities included proceeds from the long-term debt used to purchase the Connecticut distribution facility. During the three months ended October 31, 1996, a reduction in cash from investing activities resulted from the normal repayments of long-term debt and the expenses associated with the initial public offering.

     The Company had aggregate indebtedness of $57.9 million at October 31, 1996 including senior bank financing, seller financing on recent acquisitions and capital leases. In February 1996, the Company entered into a credit agreement with its bank to provide a $50 million facility for working capital, term loans and a mortgage on its Connecticut facility. As of October 31, 1996, the Company's outstanding indebtedness under the credit agreement totalled $30.4 million. On November 6, 1996, approximately $20.9 million in debt was retired using proceeds from the initial public offering.

     On October 1, 1996, the Company entered into a $1 million leasing arrangement with Mellon US Leasing. The leasing facility will be used for the purchase of management information systems and material handling equipment. As of October 31, 1996, the Company's outstanding balance under the capital lease totalled $447,000.

     The Company currently expects to make aggregate capital expenditures of approximately $13.0 million in fiscal 1997 and fiscal 1998 to fund the expansion of its existing facilities, to upgrade its management information systems and to update its material handling equipment.

     Management believes that the Company will have adequate capital resources, including the proceeds of its initial public offering, and liquidity to meet its borrowing obligations, fund all required capital expenditures and to operate its business through fiscal 1998.

Seasonality
-----------

     Generally, the Company's operating results have not reflected any material seasonal variations, although the Company's sales and operating results may vary significantly from quarter to quarter due to factors such as changes in the Company's operating expenses, management's ability to execute the Company's operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Certain Factors That May Effect Future Results
----------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. Any statements contained herein (including without limitations statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", and similar expressions) that are not statements of historical fact should be considered forward-looking statements.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, continued demand for current products offered by the Company, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, the success of new product introductions and governmental regulation.

     A significant portion of the Company's historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. The Company recently acquired or merged with three large regional distributors of natural products. The successful and timely integration of these acquisitions and merger is critical to the future operating and financial performance of the Company. While the integration of these acquisitions and merger with the Company's existing operations has begun, the Company believes that the integration will not be substantially completed until the end of calendar 1997. The integration will require, among other things, coordination of administrative, sales and marketing, distribution, and accounting and finance functions and expansion of information and warehouse management systems among the Company's regional operations. The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the process of combining the companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.

     The Company is currently experiencing a period of growth which could place a significant strain on its management and other resources. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size of the Company's business and operations has placed and is expected to continue to place a significant strain on the Company's management. The Company's future growth is limited in part by the size and location of its distribution centers. There can be no assurance that the Company will be able to successfully expand its existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, the Company's growth strategy to expand its market presence includes possible additional acquisitions. To the extent the Company's future growth includes acquisitions, there can be no assurance that the Company will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets.

     The Company operates in highly competitive markets, and its future success will be largely dependent on its ability to provide quality products and services at competitive prices. The Company's competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that the mass market grocery distributors will not increase their emphasis on natural products and more directly compete with the Company or that new competitors will not enter the market.

     The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the emergence of natural products supermarket chains may have an adverse effect on the Company's profit margins in the future as more customers qualify for greater volume discounts offered by the Company. The grocery industry is also sensitive to national and regional economic conditions, and the demand for product supply may be adversely affected from time to time by economic downturns.

                          PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

   A unanimous written consent of the Company's stockholders, dated September 3, 1996, approved the Second Certificate of Amendment (the "Second Certificate of Amendment") to the Company's Certificate of Incorporation. The Second Certificate of Amendment increased the Company's authorized shares of Common Stock from 200,000 to 25,000,000 and established a par value of $.01 per share for the Common Stock.

  A unanimous written consent of the Company's stockholders, dated October 28, 1996, approved the Company's Amended and Restated Certificate of Incorporation (providing for, among other things, the authorization of 5,000,000 shares of blank check Preferred Stock which can be issued by the Company's Board of Directors), Amended and Restated By-laws, an Amended and Restated 1996 Stock Option Plan and the Company's 1996 Employee Stock Purchase Plan. In addition, pursuant to the October 28, 1996 written consent of stockholders, the following members of the Company's Board of Directors were elected:

Class I Directors:                   Daniel V. Atwood
 (term expiring in 1997)             Kevin T. Michel
                                     Thomas B. Simone

Class II Directors:                  Steven H. Townsend
 (term expiring in 1998)             Andrea R. Hendricks

Class III Directors:                 Norman A. Cloutier
 (term expiring in 1999)             Michael S. Funk
                                     Richard J. Williams

In both of the above written consents all of the Company's 8,692,695 shares of Common Stock outstanding at the time of the consents were voted in favor of all of the proposals.

Item 6.    Exhibits and Reports on Form 8-K

a)  Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)  Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the quarter covered by this Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED NATURAL FOODS, INC.


                                       /s/ Steven Townsend
                                    -----------------------------
                                    Steven Townsend
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: December 16, 1996

                                 EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------

3.1* Amended and Restated Certificate of Incorporation of the Registrant.

3.2*                         Amended and Restated By-Laws of the Registrant.

4*                           Specimen Certificate for shares of Common Stock,
                             $.01 par value, of the Registrant.

10.1*                        1996 Stock Option Plan

10.2*                        1996 Employee Stock Purchase Plan

10.3*                        Amended and Restated Employee Stock Ownership Plan

11                           Computation of Earnings Per Share

27                           Financial Data Schedule

  * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349).