Form 10-Q
period 1997-01-31
UNITED NATURAL FOODS INC
filed 1997-03-17
CIK 1020859

________________________________________________________________________________

          ===========================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1997

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

                                 260 Lake Road
                              Dayville, CT 06241
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (860) 779-2800
                              ___________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                               Yes  X     No
                                   ---      ---

As of March 11, 1997, there were 12,378,425 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

       ================================================================

                          UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1997

                               TABLE OF CONTENTS



Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of July 31, 1996 and
           January 31, 1997

           Consolidated Statements of Income for the three months and six months ended January 31, 1996 and January 31, 1997

           Consolidated Statements of Cash Flows for the six months ended January 31, 1996 and January 31, 1997

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

           Signatures

                         PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                                   (UNAUDITED)
                                                                                 JULY 31, 1996                   JANUARY 31, 1997
                                                                                 -------------                   ----------------
                                        ASSETS
                                        ------
Current assets:
    Cash                                                                              $51,255                          $99,512
    Accounts receivable, net of allowance                                          25,657,156                       29,793,407
    Notes receivable, trade                                                           360,137                          769,976
    Inventories                                                                    38,667,548                       41,543,462
    Prepaid expenses                                                                1,691,548                        1,658,755
    Refundable income taxes                                                                 -                          305,803
    Deferred income taxes                                                             796,216                          847,361

                                                                                --------------                 -----------------
       Total current assets                                                        67,223,860                       75,018,276
                                                                                --------------                 -----------------


Property & equipment, net                                                          20,603,663                       20,908,134
                                                                                --------------                 -----------------

Other assets:
    Notes receivable, trade                                                         1,067,697                          620,305
    Goodwill, net                                                                   7,977,316                        7,698,255
    Covenants not to compete, net                                                   1,236,313                          913,485
    Other, net                                                                        635,290                          715,969

                                                                                --------------                 -----------------
       Total assets                                                               $98,744,139                     $105,874,424
                                                                                ==============                 =================


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
    Notes payable                                                                 $30,112,868                      $12,331,035
    Current installments of long-term debt                                          4,086,795                        1,370,095
    Current installment of obligations under capital leases                           357,404                          376,418
    Accounts payable                                                               17,139,406                       19,412,531
    Accrued expenses                                                                4,978,331                        3,648,629
    Income taxes payable                                                              303,513                                -
    Other                                                                             158,149                           72,437

                                                                                --------------                 -----------------
       Total current liabilities                                                   57,136,466                       37,211,145

  Long-term debt, excluding current installments                                   22,170,855                       10,763,446
  Deferred income taxes                                                               407,346                          357,894
  Obligations under capital leases, excluding current installments                    847,918                        1,131,710

                                                                                --------------                 -----------------
       Total liabilities                                                           80,562,585                       49,464,195
                                                                                --------------                 -----------------

Stockholders' equity:

    Common stock, $.01 par value, authorized 25,000,000 shares; issued
        8,713,100 and outstanding 8,692,695 shares for 1996 and issued
        12,398,830 and outstanding 12,378,425 for 1997                                 87,131                          123,988
    Additional paid-in capital                                                      1,383,511                       40,056,154
    Stock warrants                                                                  3,200,000                                0
    Unallocated shares of ESOP                                                     (3,073,600)                      (2,992,000)
    Retained earnings                                                              16,628,966                       19,266,541
    Treasury stock, 20,405 shares at cost                                             (44,454)                         (44,454)

                                                                                --------------                 -----------------
       Total stockholders' equity                                                  18,181,554                       56,410,229
                                                                                --------------                 -----------------

                                                                                --------------                 -----------------
Total liabilities and stockholders' equity                                        $98,744,139                     $105,874,424
                                                                                ==============                 =================

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  (UNAUDITED)                                (UNAUDITED)
                                                                  -----------                                -----------
                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                  JANUARY 31,                                JANUARY 31,
                                                                  -----------                                -----------

                                                          1996                   1997                1996                   1997
                                                          ----                   ----                ----                   ----
      Net sales                                       $92,283,081           $103,405,227       $ 187,105,059           $202,905,937

      Cost of sales                                    72,938,633             81,979,534         148,714,833            160,888,311

                                                   ---------------         --------------    ----------------         --------------
                       Gross profit                    19,344,448             21,425,693          38,390,226             42,017,626
                                                   ---------------         --------------    ----------------         --------------

      Operating expenses                               15,988,149             16,938,256          31,902,688             33,445,088

      Amortization of intangibles                         255,850                264,679           2,078,796                530,356

                                                   ---------------         --------------    ----------------         --------------
                      Total operating expenses         16,243,999             17,202,935          33,981,484             33,975,444
                                                   ---------------         --------------    ----------------         --------------

                      Operating income                  3,100,449              4,222,758           4,408,742              8,042,182
                                                   ---------------         --------------    ----------------         --------------


      Other expense (income):
               Interest expense                         1,340,372                602,728           2,559,036              2,044,556
               Other, net                                 (46,931)               (71,840)            (95,764)              (142,359)

                                                   ---------------         --------------    ----------------         --------------
                       Total other expense              1,293,441                530,888           2,463,272              1,902,197
                                                   ---------------         --------------    ----------------         --------------

                       Income before income taxes
                       and extraordinary item           1,807,008              3,691,870           1,945,470              6,139,985

      Income taxes                                        697,948              1,508,400           1,466,937              2,569,481

                                                   ---------------         --------------    ----------------         --------------
                       Income before extraordinary
                       item                             1,109,060              2,183,470             478,533              3,570,504

      Extraordinary item - loss on early
          extinguishment of debt, net of income
          tax benefit of $661,822                               -                932,929                   -                932,929

                                                   ---------------         --------------    ----------------         --------------
                       Net income                      $1,109,060             $1,250,541            $478,533             $2,637,575
                                                   ===============         ==============    ================         ==============

      Income per share of common stock
      before extraordinary item                        $     0.11             $     0.18         $      0.05             $     0.33
                                                   ===============         ==============    ================         ==============

      Extraordinary item                               $      -               $     0.08         $       -               $     0.08
                                                   ===============         ==============    ================         ==============

      Net income per share of common stock             $     0.11             $     0.10         $      0.05             $     0.25
                                                   ===============         ==============    ================         ==============

      Weighted average shares of common stock          10,134,693             12,411,226          10,134,693             10,679,663
                                                   ===============         ==============    ================         ==============

               See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (UNAUDITED)
                                                                                                      -----------
                                                                                                    SIX MONTHS ENDED
                                                                                                      JANUARY 31,
                                                                                                      -----------
                                                                                             1996              1997
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                  $478,533           $2,637,575
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt, net of tax benefit                    -                   932,929
    Depreciation, amortization and write-off of intangibles                                3,913,898            2,254,224
    Loss on disposals of property & equipment                                                 18,608                5,946
    Accretion of original issue discount                                                     285,348              152,847
    Deferred income taxes (benefit)                                                          105,201             (100,597)
    Provision for doubtful accounts                                                          879,091            1,528,950
  Increase in accounts receivable                                                         (4,883,930)          (5,665,201)
  Increase in inventory                                                                   (3,329,730)          (2,875,914)
  (Increase) decrease in prepaid expenses                                                   (152,889)              32,793
  Increase in refundable income taxes                                                         -                  (305,803)
  Increase in other assets                                                                  (148,048)             (80,679)
  (Increase) decrease in notes receivable, trade                                            (377,928)              37,553
  Increase in accounts payable                                                             2,723,720            2,273,125
  Increase (decrease) in accrued expenses                                                  1,737,323           (1,415,414)
  Increase in income taxes payable                                                            83,048              358,309
                                                                                   ------------------    -----------------
      Net cash provided by (used in) operating activities                                  1,332,245             (229,357)
                                                                                   ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from disposals of property and equipment                                         94,053               55,667
    Capital expenditures                                                                 (11,614,140)          (2,018,419)
                                                                                   ------------------    -----------------
      Net cash used in investing activities                                              (11,520,087)          (1,962,752)
                                                                                   ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (repayments) under note payable                                         3,625,491          (17,781,833)
    Repayments on long-term debt                                                          (1,920,065)         (15,736,363)
    Proceeds from long-term debt                                                           8,460,593              500,236
    Principal payments of capital lease obligations                                         (208,931)            (251,174)
    Proceeds from issuance of common stock, net                                               -                35,509,500
                                                                                   ------------------    -----------------
      Net cash provided by financing activities                                            9,957,088            2,240,366
                                                                                   ------------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                             (230,754)              48,257

Cash at beginning of period                                                                  286,242               51,255

                                                                                   ------------------    -----------------
Cash at end of period                                                                        $55,488              $99,512
                                                                                   ==================    =================


Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid during the period for:

        Interest                                                                          $2,534,671           $2,286,971
                                                                                   ==================    =================

        Income taxes                                                                      $1,247,904           $2,427,367
                                                                                   ==================    =================


               See notes to consolidated fianancial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1997
                                  (UNAUDITED)

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

Certain 1996 balances have been reclassified to conform to the 1997 presentation.

2.  SALE OF COMMON STOCK

The Company completed an initial public offering of 2,900,000 shares of its common stock (the "Offering") on November 6, 1996 at a price of $13.50 per share. The Company's Common Stock began trading on November 1, 1996 on the Nasdaq National Market under the ticker symbol "UNFI."

The proceeds received by the Company from the Offering totaled $35,509,500 after deducting underwriting discounts and commissions and offering expenses. The Company used the proceeds to repay certain indebtedness consisting of (i) $20,836,918 due to Fleet Capital Corporation under a revolving line of credit that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime or 2.25% over LIBOR; (ii) $6,504,059 due to Triumph Connecticut Limited Partnership (Triumph) (including the remaining original issue discount of approximately $1.6 million ($.9 million net of tax) which is recorded as an extraordinary item in the second quarter) under a Senior Note (the "Triumph Note") that would have matured on October 31, 1998 and immediately before repayment bore interest at a rate of 10%; (iii) $4,469,556 due to Fleet Capital Corporation under a term loan that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime; (iv) $2,846,069 due to Prem Mark, Inc. under a term note issued in connection with the Rainbow Natural Foods, Inc. acquisition that would have matured on July 1998 and bore interest at a rate of 10%; and (v) $852,898 due under certain notes that would have matured between 1998 and 2002 and bore interest at rates ranging from 0.5% to 1.0% over New York Prime issued by Natural Retail Group, Inc. in connection

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

2.  SALE OF COMMON STOCK (Continued)

with the acquisition of certain retail natural products stores. Accrued interest through the date of payment (i.e., November 6, 1996) is included in the above amounts.

On November 6, 1996, in connection with the initial public offering, Triumph exercised its warrant to purchase 1,166,660 shares of the Company's Common Stock at an exercise price of $.01 per share. Based upon the provisions of the Triumph Note, the Company then repurchased 380,930 of such shares at a purchase price of $.01 per share.

The following table summarizes the changes in stockholders' equity for the six months ended January 31, 1997 and reflects the issuance and sale by the Company of 2,900,000 shares of Common Stock at a public offering price of $13.50 per share. The net proceeds therefrom (after deducting the underwriting discounts and commissions and offering expenses) were used to repay the indebtedness noted above, including the remaining original issue discount of approximately $1.6 million ($.9 million net of tax) which has been recorded as an extraordinary item in the quarter ended January 31, 1997.

                                                                         Unallocated
                                                                          Shares of
                                                                           Employee
                                              Additional                    Stock
                                     Common     Paid-in       Stock       Ownership     Retained    Treasury   Stockholders'
                                     Stock      Capital      Warrants        Plan       Earnings      Stock       Equity
                                    --------  -----------  ------------  ------------  -----------  ---------  -------------

Balances at July 31, 1996           $ 87,131  $ 1,383,511  $ 3,200,000   $(3,073,600)  $16,628,966  $(44,454)    $18,181,554

Issuance of 2,900,000
shares of common stock
at $13.50 per share, net of
expenses of issuance                  29,000   35,480,500            -             -             -         -      35,509,500

Exercise of stock warrants             7,857    3,192,143   (3,200,000)            -             -         -               -

Allocation of shares to Employee
Stock Ownership Plan                       -            -            -        81,600             -         -          81,600

Net income for the six
months ended January 31, 1997              -            -            -             -     2,637,575         -       2,637,575
                                    --------  -----------          ---   -----------   -----------  --------   -------------
Balances at January 31, 1997        $123,988  $40,056,154           $0   $(2,992,000)  $19,266,541  $(44,454)    $56,410,229
                                    ========  ===========          ===   ===========   ===========  ========   =============


3.  TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,277,755 at July 31, 1996 and $2,406,705 at January 31, 1997.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

4.  COMMITMENTS AND CONTINGENCIES

The Company entered into a $1 million leasing arrangement with Mellon US Leasing effective October 1, 1996. The Company leased computer equipment with a cost of approximately $447,000 under the lease line during the quarter ended January 31, 1997.

The Company extended its $1 million leasing arrangement with Citizens Leasing Corporation effective January 31, 1997 for a one-year period.

5.  STOCK OPTIONS

The Company is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), effective July 31, 1997. Statement 123 requires financial statement disclosure about stock-based employee compensation arrangements. As allowed by Statement 123, the Company intends to continue to account for employee stock-based compensation using the "Intrinsic Value Based Method." The Company does not believe the adoption of Statement 123 will have a material impact on its operating results.

6.  NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was the daily weighted average per share price of the Company's Common Stock. Accounting Principles Board Opinion 15 requires presentation of supplementary net income per share of common stock in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming that the Company's initial public offering of Common Stock and repayment of debt with the proceeds thereof, including the extraordinary expense of approximately $1.6 million ($.9 million net of tax) resulting from the charge-off of the remaining original issue discount upon repayment of the Triumph Note as described in Note 2 above, had occurred effective August 1, 1996, supplementary per share data for the six months ended January 31, 1997 would have been as follows:

Income per share of common stock before
extraordinary item                                       $      0.28

Extraordinary item                                             (0.07)
                                                         -----------

Net income per share of common stock                     $      0.21
                                                         ===========

Supplementary weighted average shares of common stock     12,658,555
                                                         ===========

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

6.  NET INCOME PER SHARE OF COMMON STOCK (Continued)

No dividends were declared or paid during the six months ended January 31, 1997.

7. SUBSEQUENT EVENT

In March 1997, the Company amended its $50 million credit agreement with its bank to provide for working capital, mortgages and term loans. In connection with this facility, the Company has the ability to borrow up to $10 million for acquisitions. Interest under the facility accrues at the Company's option at New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of January 31, 1997, the Company's outstanding borrowings under the credit agreement totaled $18.0 million. The credit agreement expires on July 31, 2002.

Item 2

                     Management Discussion And Analysis Of
                 Financial Condition And Results Of Operations

BACKGROUND AND OTHER INFORMATION
--------------------------------

     United Natural Foods, Inc. (the Company) is one of only two national distributors of natural foods and related products in the United States. In November 1996, the Company sold 2,900,000 shares of Common Stock in an initial public offering which generated $35.5 million of net cash proceeds to the Company. The Company used the proceeds to reduce its long-term debt and other amounts owed under its revolving line of credit.

     In February 1996, a subsidiary of the Company merged with and into Mountain Peoples Warehouse, Inc. (Mountain Peoples) whereupon Mountain Peoples became a wholly owned subsidiary of the Company. The merger with Mountain Peoples was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported.

     In May 1995, prior to its merger with the Company, Mountain Peoples acquired Nutrasource Inc. (Nutrasource), a distributor of natural foods in the Pacific Northwest region. In July 1995, the Company acquired Rainbow Natural Foods Inc. (Rainbow), a distributor of natural foods in the Rocky Mountains and Plains regions. These two acquisitions were accounted for under the purchase method of accounting, and accordingly, all the financial information for Nutrasource and Rainbow have been included since their respective dates of acquisition.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current products, the success of new product introductions, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and possible regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

    Quarter Ended January 31, 1997 Compared to Quarter Ended January 31, 1996
    -------------------------------------------------------------------------

     The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                 JANUARY 31,

                                                                      1996                          1997
                                                                      ----                          ----

                                                               $$$             %             $$$            %
                                                               ---             -             ---            -

    Net sales                                                  $92.3          100.0%        $103.4        100.0%

    Cost of sales                                               73.0           79.0%          82.0         79.3%

                                                            --------      ----------     ---------      -------
            Gross profit                                        19.3           21.0%          21.4         20.7%
                                                            --------      ----------     ---------      -------


    Operating expenses                                          16.0           17.3%          16.9         16.3%

    Amortization of intangibles                                  0.2            0.3%           0.3          0.3%

                                                            --------      ----------     ---------      -------
            Total operating expenses                            16.2           17.6%          17.2         16.6%
                                                            --------      ----------     ---------      -------

            Operating income                                     3.1            3.4%           4.2          4.1%
                                                            --------      ----------     ---------      -------


    Other expense (income):
        Interest expense                                         1.3            1.4%           0.6          0.6%
        Other, net                                               0.0            0.0%         (-0.1)       (-0.1%)

                                                            --------      ----------     ---------      -------
            Total other expense                                  1.3            1.4%           0.5          0.5%
                                                            --------      ----------     ---------      -------

            Income before income taxes and
            extraordinary item                                   1.8            2.0%           3.7          3.6%

    Income taxes                                                 0.7            0.8%           1.5          1.5%

                                                            --------      ----------     ---------      -------
            Income before extraordinary item                     1.1            1.2%           2.2          2.1%

    Extraordinary item - loss on early extinguishment of
    debt, net of income tax benefit                                0            0.0%           0.9          0.9%

                                                            --------      ----------     ---------      -------
            Net income                                         $ 1.1            1.2%        $  1.3          1.2%
                                                            ========      ==========     =========      =======

     Net Sales.   The Company's net sales increased approximately 12.0%, or
$11.1 million, to $103.4 million for the three months ended January 31, 1997 from $92.3 million for the three months ended January 31, 1996. The increase in net sales was primarily attributable to increased sales by the Company to existing customers and the introduction of new products not formerly offered by the Company. The Company also realized an increase in net sales as a result of sales to new customers in existing geographic areas. The Company believes that sales for the quarter were negatively impacted as result of extreme winter storms in the Pacific Northwest region.

     Gross Profit.   The Company's gross profit increased approximately 10.9%,
or $2.1 million, to $21.4 million for the three months ended January 31, 1997 from $19.3 million for the three months ended January 31, 1996. The Company's gross profit as a percentage of net sales decreased to 20.7% for the three months ended January 31, 1997 from 21.0% for the three months ended January 31, 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to the Company's increased sales to existing customers which resulted in greater discounts being earned by these customers through the Company's volume discount program.

     Operating Expenses.    The Company's total operating expenses increased
approximately 6.2%, or $1.0 million, to $17.2 million for the three months ended January 31, 1997 from $16.2 million for the three months ended January 31, 1996. However, as a percentage of net sales, operating expenses decreased to 16.6% for the three months ended January 31, 1997 from 17.6% for the three months ended January 31, 1996.

     The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base. In addition, the Company achieved increased operating efficiencies through the continued integration of its recent acquisitions.

     Operating Income. Operating income increased $1.1 million, or approximately 35.5%, to $4.2 million for the three months ended January 31, 1997 from $3.1 million for the three months ended January 31, 1996. As a percentage of net sales, operating income increased to 4.1% in the three months ended January 31, 1997 from 3.4% in the three months ended January 31, 1996.

     Other Income/(Expense). Other Income/(Expense) decreased $0.8 million, or approximately 61.5%, for the three months ended January 31, 1997 from $1.3 million for the three months ended January 31, 1996. The decrease was primarily attributable to lower interest payments in the three months ended January 31, 1997 resulting from the use of the proceeds of the initial public offering to repay debt.

     Income Taxes. The Company's effective income tax rate was 40.4% and 38.6% for the three months ended January 31, 1997 and January 31, 1996, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local taxes for the three months ended January 31, 1997 and January 31, 1996, respectively.

     Net Income. As a result of the foregoing, the Company's net income increased by $0.2 million to $1.3 million for the three months ended January 31, 1997 from $1.1 million in the three months ended January 31, 1996.

     Excluding the $1.6 million loss ($0.9 million net of taxes) on early extinquishment of debt, net income would have been $2.2 million for the three months ended January 31, 1997.

Six Months Ended January 31, 1997 Compared to Six Months Ended January 31, 1996
-------------------------------------------------------------------------------

     The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                                         SIX MONTHS ENDED
                                                                           JANUARY 31,

                                                                1996                          1997
                                                                ----                          ----

                                                         $$$            %              $$$            %
                                                         ---            -              ---            -

    Net sales                                           $187.1        100.0%          $202.9        100.0%

    Cost of sales                                        148.7         79.5%           160.9         79.3%

                                                     ---------      --------        --------       -------
            Gross profit                                  38.4         20.5%            42.0         20.7%
                                                     ---------      --------        --------       -------


    Operating expenses                                    31.9         17.1%            33.5         16.5%

    Amortization of intangibles                            2.1          1.1%             0.5          0.3%

                                                     ---------      --------        --------       -------
            Total operating expenses                      34.0         18.2%            34.0         16.8%
                                                     ---------      --------        --------       -------

            Operating income                               4.4          2.3%             8.0          3.9%
                                                     ---------      --------        --------       -------


    Other expense (income):
            Interest expense                               2.6          1.4%             2.0          1.0%
            Other, net                                   (-0.1)       (-0.1%)          (-0.1)       (-0.1%)

                                                     ---------      --------        --------       -------
            Total other expense                            2.5          1.3%             1.9          0.9%
                                                     ---------      --------        --------       -------

            Income before income taxes and
            extraordinary item                                    1.9          1.0%             6.1          3.0%

    Income taxes                                                  1.4          0.8%             2.6          1.3%

                                                            ---------      --------        --------       -------
            Income before extraordinary item                      0.5          0.2%             3.5          1.7%

    Extraordinary item - loss on early extinguishment of
    debt, net of income tax benefit                               0.0          0.0%             0.9          0.5%

                                                            ---------      --------        --------       -------
            Net income                                         $  0.5          0.2%          $  2.6          1.2%
                                                            =========      ========        ========       =======

     Net Sales.   The Company's net sales increased approximately 8.4%, or $15.8 million, to $202.9 million for the six months ended January 31, 1997 from $187.1 million for the six months ended January 31, 1996. The increase in net sales was primarily attributable to increased volume by the Company to existing customers and the introduction of new products not formerly offered by the Company. The Company also realized an increase in net sales as a result of sales to new customers in existing geographic areas.

     Gross Profit.   The Company's gross profit increased approximately 9.4%, or
$3.6 million, to $42.0 million for the six months ended January 31, 1997 from $38.4 million for the six months ended January 31, 1996. The Company's gross profit as a percentage of net sales increased to 20.7% for the six months ended January 31, 1997 from 20.5% for the six months ended January 31, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to the Company's ability to consolidate its purchasing with many of its vendors and expand its supplier sponsored marketing programs during fiscal 1997. The increase in gross profit percentage for the six months ended January 31, 1997 was partially offset by greater discounts being earned by customers through the Company's volume discount program.

     Operating Expenses.    The Company's total operating expenses remained
constant at $34.0 million for the six months ended January 31, 1997 which equaled the total operating expenses for the six months ended January 31, 1996. However, as a percentage of net sales, operating expenses decreased to 16.8% for the six months ended January 31, 1997 from 18.2% for the six months ended January 31, 1996.

     Operating expenses for the six months ended January 31, 1997 included a charge of $0.4 million related to the replenishment of the Allowance for Doubtful Accounts resulting from the charge-off of a customer receivable when that customer unexpectedly filed for Chapter 11 bankruptcy in September 1996. This customer accounted for less than 1% of total Company sales in fiscal 1996. Excluding this charge, operating expenses would have been $33.6 million or 16.6% of net sales.

     Operating expenses for the six months ended January 31, 1996 included a non-recurring charge of $1.6 million representing the write-down of intangible assets in connection with the Company's on-going evaluation of intangible assets and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Excluding this non-recurring charge, the Company's total operating expenses would have been $32.4 million, or 17.3% of net sales, for the six months ended January 31, 1996.

     The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base. In addition, the Company achieved increased operating efficiencies through the continued integration of its recent acquisitions.

     Operating Income. Operating income increased $3.6 million, or approximately 81.8%, to $8.0 million for the six months ended January 31, 1997 from $4.4 million for the six months ended January 31, 1996. As a percentage of net sales, operating income increased to 3.9% for the six months ended January 31, 1997 from 2.3% for the six months ended January 31, 1996.

     Excluding the $0.4 million charge discussed above for the six months ended January 31, 1997 and the $1.6 million non-recurring charge for the six months ended January 31, 1996, operating income would have been $8.4 million, or 4.1% of net sales, for the six months ended January 31, 1997, and $6.0 million, or 3.2% of net sales, for the six months ended January 31, 1996.

     Other Income/(Expense). Other Income/(Expense) decreased $0.6 million, or approximately 23%, to $1.9 million for the six months ended January 31, 1997 from $2.5 million for the six months ended January 31, 1996. The decrease was primarily attributable to lower interest payments in the six months ended January 31, 1997 resulting from the use of the proceeds of the initial public offering to re-pay debt.

     Income Taxes. The Company's effective income tax rate was 42.0% and 75.4% for the six months ended January 31, 1997 and 1996, respectively. The effective rate at January 31, 1997 was higher than the federal statutory rate primarily due to state and local taxes. The effective rate at January 31, 1996 was higher than the federal statutory rate primarily due to nondeductible goodwill amortization, especially the write-off of the intangible assets in the six months ended January 31, 1996, as well as state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by $2.1 million to $2.6 million for the six months ended January 31, 1997 from $0.5 million for the six months ended January 31, 1996. Excluding the $2.0 million ($1.2 million net of taxes) in non-recurring charges discussed above for the six months ended January 31, 1997 and the $1.6 million ($1.3 million net of taxes) non-recurring charge for the six months ended January 31, 1996, net income would have been $3.8 million for the six months ended January 31, 1997 and $1.8 million for the six months ended January 31, 1996.

Liquidity and Capital Resources
-------------------------------

     In November 1996, the Company sold 2,900,000 shares of Common Stock in an initial public offering which generated net proceeds of $36.4 million prior to offering expenses. The Company used the net proceeds to reduce its long term debt and amounts owed under its revolving line of credit.

     In March 1997, the Company amended its $50 million credit agreement with its bank to provide for working capital, mortgages and term loans. In connection with this facility, the Company has the ability to borrow up to $10 million for acquisitions. Interest under the credit facility accrues at the Company's option at New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period of up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S. Treasury Note. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of January 31, 1997, the Company's outstanding borrowings under the credit agreement totaled $18.0 million. The credit agreement expires on July 31, 2002.

     Historically, the Company has financed its operations and growth primarily with cash flows generated from operations, borrowings under its credit facility, seller financing from acquisitions, operating and capital leases and normal trade credit terms. The Company finances its investment in inventory and accounts receivable principally with its credit facility and trade accounts payable.

     The Company's cash (used in)/provided by operations was ($0.2 million) and $1.3 million for the six months ended January 31, 1997 and January 31, 1996, respectively. The decrease in cash generated from operations for the six months ended January 31, 1997 relates primarily to the increases in inventory and accounts receivable necessary to support sales growth and changes in accrued expense. On January 31, 1997, the Company had working capital of $37.8 million.

     Cash used in investing activities was $2.0 million and $11.5 million for the six months ended January 31, 1997 and January 31, 1996, respectively. The 1997 period includes the purchase of material handling equipment, tractors and trailers and the development and implementation of new management information systems. The 1996 period includes the purchase of the Company's Connecticut distribution facility and the related purchase of material handling equipment. Capital expenditures were primarily funded from senior bank indebtedness, term loans and cash provided from operating activities.

     The Company's cash flows generated from financing activities were $2.2 million and $10.0 million for the six months ended January 31, 1997 and January 31, 1996, respectively. During the six months ended January 31, 1997, cash from financing activities consisted of the proceeds from the issuance of common stock, a portion of which was used to repay long-term debt and the expenses associated with the initial public offering. During the six months ended January 31, 1996, net cash provided by financing activities included proceeds from the long-term debt used to purchase the Connecticut distribution facility.

     On October 1 1996, the Company entered into a $1 million leasing arrangement with Mellon Bank/US Leasing. The leasing facility will be used for the purchase of management information systems and material handling equipment. As of January 31, 1997, the Company's outstanding balance under the capital lease totaled $447,000.

     On January 31, 1997 the Company extended its $1 million leasing arrangement with Citizens Leasing Corporation for a one-year period. The leasing facility will be used for the purchase of management information systems and material handling equipment. As of January 31, 1997, the Company had not drawn down on this facility.

     The Company currently expects to make aggregate capital expenditures of approximately $13.0 million for fiscal 1997 and 1998 to fund the expansion of its existing facilities, to upgrade its management information systems and to update its material handling equipment.

     Management believes that the Company will have adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and to operate its business through fiscal 1998.

Seasonality
-----------

     Generally, the Company's operating results have not reflected any material seasonal variations, although the Company's sales and operating results may vary significantly from quarter to quarter due to factors such as changes in the Company's operating expenses, management's ability to execute the Company's operating and growth strategies, personnel changes, demand for natural products, product shortages and general economic conditions.

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



                                    UNITED NATURAL FOODS, INC.


                                       /s/ Steven Townsend
                                    ___________________________
                                    Steven Townsend
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  March 14, 1997

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    ------------


11             Computation of Earnings Per Share

27             Financial Data Schedule
