Form 10-Q
period 1997-04-30
UNITED NATURAL FOODS INC
filed 1997-06-16
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 11, 1997, there were 12,378,425 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 1997

                                TABLE OF CONTENTS



Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets as of July 31, 1996 and
               April 30, 1997

               Consolidated Statements of Income for the three months and nine months ended April 30, 1996 and April 30, 1997

               Consolidated Statements of Cash Flows for the nine months ended April 30, 1996 and April 30, 1997

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

               Signatures

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             (UNAUDITED)
                                                                     JULY 31, 1996         APRIL 30, 1997
                                                                     -------------         --------------
                                    ASSETS
                                    ------
Current assets:
  Cash                                                                     $51,255                $20,619
  Accounts receivable, net of allowance                                 25,657,156             30,454,789
  Notes receivable, trade                                                  360,137                675,126
  Inventories                                                           38,667,548             48,619,416
  Prepaid expenses                                                       1,691,548              1,793,734
  Deferred income taxes                                                    796,216              1,002,577

                                                                     -------------         --------------
   Total current assets                                                 67,223,860             82,566,261
                                                                     -------------         --------------

Property & equipment, net                                               20,603,663             20,511,115
                                                                     -------------         --------------

Other assets:
  Notes receivable, trade                                                1,067,697                873,627
  Goodwill, net                                                          7,977,316              7,626,869
  Covenants not to compete, net                                          1,236,313                752,073
  Other, net                                                               635,290                693,490

                                                                     -------------         --------------
   Total assets                                                        $98,744,139           $113,023,435
                                                                     =============         ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
  Notes payable                                                        $30,112,868            $15,525,182
  Current installments of long-term debt                                 4,086,795              1,915,727
  Current installment of obligations under capital leases                  357,404                438,611
  Accounts payable                                                      17,139,406             19,381,731
  Accrued expenses                                                       4,978,331              4,251,509
  Income taxes payable                                                     303,513              1,143,905
  Other                                                                    158,149                161,118

                                                                     -------------         --------------
   Total current liabilities                                            57,136,466             42,817,783

Long-term debt, excluding current installments                          22,170,855              9,770,079
Deferred income taxes                                                      407,346                158,647
Obligations under capital leases, excluding current installments           847,918                943,944

                                                                     -------------         --------------
   Total liabilities                                                    80,562,585             53,690,453
                                                                     -------------         --------------

Stockholders' equity:
  Common stock, $.01 par value, authorized 25,000,000 shares;
   issued 8,713,100 and outstanding 8,692,695 shares for 1996 and issued 12,398,830 and outstanding 12,378,425 shares
   for 1997                                                                 87,131                123,988
  Additional paid-in capital                                             1,383,511             40,056,154
  Stock warrants                                                         3,200,000              -
  Unallocated shares of ESOP                                            (3,073,600)            (2,951,200)
  Retained earnings                                                     16,628,966             22,148,494
  Treasury stock, 20,405 shares at cost                                    (44,454)               (44,454)

                                                                     -------------         --------------
   Total stockholders' equity                                           18,181,554             59,332,982
                                                                     -------------         --------------

                                                                     -------------         --------------
Total liabilities and stockholders' equity                             $98,744,139           $113,023,435
                                                                     =============         ==============

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               (UNAUDITED)                             (UNAUDITED)
                                                               -----------                             -----------
                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 APRIL 30,                                APRIL 30,
                                                                 ---------                                ---------
                                                         1996                1997                  1996                1997
                                                         ----                ----                  ----                ----
Net sales                                             $96,432,295        $108,132,374         $ 283,537,354        $311,038,311

Cost of sales                                          76,213,615          85,733,368           224,928,448         246,621,679

                                                    --------------      --------------        --------------      --------------
           Gross profit                                20,218,680          22,399,006            58,608,906          64,416,632
                                                    --------------      --------------        --------------      --------------

Operating expenses                                     15,936,990          16,757,940            47,839,678          50,203,028

Amortization of intangibles                               267,195             264,678             2,345,991             795,034

                                                    --------------      --------------        --------------      --------------
           Total operating expenses                    16,204,185          17,022,618            50,185,669          50,998,062
                                                    --------------      --------------        --------------      --------------

           Operating income                             4,014,495           5,376,388             8,423,237          13,418,570
                                                    --------------      --------------        --------------      --------------

Other expense (income):
      Interest expense                                  1,294,543             520,157             3,853,579           2,564,713
      Other, net                                          (59,223)            (61,957)             (154,987)           (204,317)

                                                    --------------      --------------        --------------      --------------
           Total other expense                          1,235,320             458,200             3,698,592           2,360,396
                                                    --------------      --------------        --------------      --------------

           Income before income taxes and
           extraordinary item                           2,779,175           4,918,188             4,724,645          11,058,174

Income taxes                                            1,227,152           2,036,236             2,694,089           4,605,717

                                                    --------------      --------------        --------------      --------------
           Income before extraordinary item             1,552,023           2,881,952             2,030,556           6,452,457

Extraordinary item-loss on early extinguishment
   of debt, net of income tax benefit of $661,822          -                   -                     -                  932,929

                                                    --------------      --------------        --------------      --------------
           Net income                                  $1,552,023          $2,881,952            $2,030,556          $5,519,528
                                                    ==============      ==============        ==============      ==============

Income per share of common stock
before extraordinary item                            $       0.15        $       0.23          $       0.20        $       0.57
                                                    ==============      ==============        ==============      ==============

Extraordinary item                                   $        -          $        -            $        -          $       0.08
                                                    ==============      ==============        ==============      ==============

Net income per share of common stock                 $       0.15        $       0.23          $       0.20        $       0.49
                                                    ==============      ==============        ==============      ==============


Weighted average shares of common stock                10,134,693          12,677,035            10,134,693          11,331,810
                                                    ==============      ==============        ==============      ==============

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (UNAUDITED)
                                                                                                      -----------
                                                                                                   NINE MONTHS ENDED
                                                                                                      APRIL 30,
                                                                                                      ---------
                                                                                              1996                    1997
                                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $2,030,558              $5,519,528
 Adjustments to reconcile net income to net cash
 used in operating activities:
  Extraordinary loss on early extinguishment of debt, net of tax benefit                       -                      932,929
  Depreciation, amortization and write-off of intangibles                                   4,797,363               3,317,291
  (Gain) loss on disposals of property & equipment                                             37,301                 (13,511)
  Accretion of original issue discount                                                        438,195                 152,847
  Deferred income taxes (benefit)                                                             105,244                (455,060)
  Provision for doubtful accounts                                                           1,020,663               1,687,889
 Increase in accounts receivable                                                           (4,449,731)             (6,485,522)
 Increase in inventory                                                                     (8,005,926)             (9,951,868)
 Increase in prepaid expenses                                                                (556,162)               (102,186)
 (Increase) decrease in other assets                                                          102,358                (303,089)
 Increase in notes receivable, trade                                                         (236,542)               (120,919)
 Increase in accounts payable                                                               4,675,398               2,242,325
 Decrease in accrued expenses                                                              (1,124,734)               (723,853)
 Increase in income taxes payable                                                             531,495                 840,392

                                                                                         -------------          --------------
   Net cash used in operating activities                                                     (633,522)             (3,462,807)
                                                                                         -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from disposals of property and equipment                                           96,100                  75,412
   Capital expenditures                                                                   (12,860,238)             (2,632,234)

                                                                                         -------------          --------------
    Net cash used in investing activities                                                 (12,764,138)             (2,556,822)
                                                                                         -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net borrowings (repayments) under note payable                                             4,668,963             (14,587,686)
 Repayments on long-term debt                                                              (4,363,812)            (15,100,664)
 Proceeds from long-term debt                                                              13,375,579                 528,820
 Principal payments of capital lease obligations                                             (347,012)               (360,977)
 Proceeds from issuance of common stock, net                                                   -                   35,509,500

                                                                                         -------------          --------------
  Net cash provided by financing activities                                                13,333,718               5,988,993
                                                                                         -------------          --------------

NET DECREASE IN CASH                                                                          (63,942)                (30,636)

Cash at beginning of period                                                                   286,242                  51,255

                                                                                         -------------          --------------
Cash at end of period                                                                        $222,300                 $20,619
                                                                                         =============          ==============

Supplemental disclosures of cash flow information:
--------------------------------------------------

 Cash paid during the period for:

    Interest                                                                               $3,560,143              $2,810,316
                                                                                         =============          ==============

    Income taxes                                                                           $2,313,904              $3,312,525
                                                                                         =============          ==============

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 1997
                                  (UNAUDITED)

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

The proceeds received by the Company from the Offering totaled $35,509,500 after deducting underwriting discounts and commissions and offering expenses. The Company used the proceeds to repay certain indebtedness consisting of (i) $20,836,918 due to Fleet Capital Corporation under a revolving line of credit that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime or 2.25% over LIBOR; (ii) $6,504,059 due to Triumph Connecticut Limited Partnership (Triumph) (including the remaining original issue discount of approximately $1.6 million ($.9 million net of tax) which is recorded as an extraordinary item in the second quarter) under a Senior Note (the "Triumph Note") that would have matured on October 31, 1998 and immediately before repayment bore interest at a rate of 10%; (iii) $4,469,556 due to Fleet Capital Corporation under a term loan that would have matured on July 31, 1998 and bore interest at a rate of 0.25% over New York Prime; (iv) $2,846,069 due to Prem Mark, Inc. under a term note issued in connection with the Rainbow Natural Foods, Inc. acquisition that would have matured on July 31, 1998 and bore interest at a rate of 10%; and (v) $852,898 due under certain notes that would have matured between 1998 and 2002 and bore interest at rates ranging from 0.5% to 1.0% over New York Prime issued by Natural Retail Group, Inc. in connection

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

2.  SALE OF COMMON STOCK (Continued)

with the acquisition of certain retail natural products stores. Accrued interest through the date of payment (i.e., November 6, 1996) is included in the above amounts.

On November 6, 1996, in connection with the Offering, Triumph exercised its warrant to purchase 1,166,660 shares of the Company's Common Stock at an exercise price of $.01 per share. Based upon the provisions of the Triumph Note, the Company then repurchased 380,930 of such shares at a purchase price of $.01 per share.

The following table summarizes the changes in stockholders' equity for the nine months ended April 30, 1997 and reflects the issuance and sale by the Company of 2,900,000 shares of Common Stock at a public offering price of $13.50 per share. The net proceeds therefrom (after deducting the underwriting discounts and commissions and offering expenses) were used to repay the indebtedness noted above, including the remaining original issue discount of approximately $1.6 million ($.9 million net of tax) which has been recorded as an extraordinary item in the quarter ended January 31, 1997.

                                                                         Unallocated
                                                                          Shares of
                                                                           Employee
                                               Additional                   Stock
                                    Common      Paid-in        Stock      Ownership       Retained        Treasury    Stockholders'
                                    Stock       Capital      Warrants        Plan         Earnings         Stock          Equity
                                    -----       -------      --------        ----         --------         -----          ------
Balances at July 31, 1996          $ 87,131   $ 1,383,511   $3,200,000   $(3,073,600)    $16,628,966     $(44,454)    $18,181,554

Issuance of 2,900,000
shares of common stock
at $13.50 per share, net of
expenses of issuance                 29,000    35,480,500       -              -              -               -        35,509,500

Exercise of stock warrants            7,857     3,192,143   (3,200,000)        -              -               -            -

Allocation of shares to Employee
Stock Ownership Plan                    -           -           -            122,400          -               -           122,400

Net income for the nine
months ended April 30, 1997             -           -           -              -           5,519,528          -         5,519,528
                                   --------   -----------       --       -----------     -----------     ---------    -----------
Balances at April 30, 1997         $123,988   $40,056,154       $0       $(2,951,200)    $22,148,494     $(44,454)    $59,332,982
                                   ========   ===========       ==       ===========     ===========     =========    ===========

3.  TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $1,277,755 at July 31, 1996 and $2,565,644 at April 30, 1997.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

4.  COMMITMENTS AND CONTINGENCIES

The Company entered into a $1 million leasing arrangement with Mellon US Leasing effective October 1, 1996. The Company leased computer equipment with a cost of approximately $461,000 under the lease line through the nine months ended April 30, 1997.

The Company extended its $1 million leasing arrangement with Citizens Leasing Corporation effective January 31, 1997 for a one-year period. The Company had not drawn down on this facility as of April 30, 1997.

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

6.  NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is calculated using the weighted average number of common shares outstanding during the period, and the net additional number of shares which would be issuable upon the exercise of stock options, assuming the Company used the proceeds received upon exercise of the options to purchase shares at market value (treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve-month period prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was the daily weighted average per share price of the Company's Common Stock. Accounting Principles Board Opinion 15 requires presentation of supplementary net income per share of common stock in the event shares of common stock are sold for cash and a portion or all of the proceeds are used to retire debt. Assuming that the Company's initial public offering of Common Stock and repayment of debt with the proceeds thereof, including the extraordinary expense of approximately $1.6 million ($.9 million net of tax) resulting from the charge-off of the remaining original issue discount upon repayment of the Triumph Note as described in Note 2 above, had occurred effective August 1, 1996, supplementary per share data for the nine months ended April 30, 1997 would have been as follows:

Income per share of common stock before
extraordinary item                                              $0.51

Extraordinary item                                              (0.07)
                                                                ------

Net income per share of common stock                            $0.44
                                                                =====

Supplementary weighted average shares of common stock           12,670,732
                                                                ==========

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

6.  NET INCOME PER SHARE OF COMMON STOCK (Continued)

No dividends were declared or paid during the nine months ended April 30, 1997.

7.  NOTE PAYABLE

In March 1997, the Company amended its $50 million credit agreement with its bank to provide for working capital, mortgages and term loans. In connection with this facility, the Company has the ability to borrow up to $10 million for acquisitions. Interest under the facility accrues at the Company's option at New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of April 30, 1997, the Company's outstanding borrowings under the credit agreement totaled $15.5 million. The credit agreement expires on July 31, 2002.

8.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. The Statement replaces the presentation of primary EPS with a presentation of basic EPS. The Statement also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company has calculated basic and diluted EPS under the provisions of SFAS No. 128. In performing this calculation, basic and diluted EPS were equal to primary and fully diluted EPS.

ITEM 2


                      Management Discussion And Analysis Of
                  Financial Condition And Results Of Operations

BACKGROUND AND OTHER INFORMATION
--------------------------------

           United Natural Foods, Inc. (the Company) is one of only two national distributors of natural foods and related products in the United States. In November 1996, the Company sold 2,900,000 shares of Common Stock in an initial public offering which generated $35.5 million of net cash proceeds to the Company. The Company used the proceeds to reduce its long-term debt and other amounts owed under its revolving line of credit.
           In February 1996, a subsidiary of the Company merged with and into Mountain Peoples Warehouse, Inc. (Mountain Peoples) whereupon Mountain Peoples became a wholly owned subsidiary of the Company. The merger with Mountain Peoples was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported.
           In May 1995, prior to its merger with the Company, Mountain Peoples acquired Nutrasource, Inc. (Nutrasource), a distributor of natural foods in the Pacific Northwest region. In July 1995, the Company acquired Rainbow Natural Foods Inc. (Rainbow), a distributor of natural foods in the Rocky Mountains and Plains regions. These two acquisitions were accounted for under the purchase method of accounting, and accordingly, all the financial information for Nutrasource and Rainbow have been included since their respective dates of acquisition.
           Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, continued demand for current products, the success of new product introductions, the success of the Company's acquisition strategy, competitive pressures, general economic conditions, and possible regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. See "Certain Factors That May Affect Future Results."

      Quarter Ended April 30, 1997 Compared to Quarter Ended April 30, 1996
      ---------------------------------------------------------------------

           The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                        THREE MONTHS ENDED
                                                             APRIL 30,

                                                               1996                         1997
                                                               ----                         ----

                                                         $$$            %            $$$            %
                                                         ---            -            ---            -

Net Sales                                               $ 96.4        100.0%       $ 108.1        100.0%

Cost of sales                                             76.2         79.0%          85.7         79.3%

                                                      --------      --------      --------      --------
          Gross profit                                    20.2         21.0%          22.4         20.7%
                                                      --------      --------      --------      --------

Operating expenses                                        15.9         16.5%          16.7         15.5%

Amortization of intangibles                                0.3          0.3%           0.3          0.2%

                                                      --------      --------      --------      --------
          Total operating expenses                        16.2         16.8%          17.0         15.7%
                                                      --------      --------      --------      --------

          Operating income                                 4.0          4.2%           5.4          5.0%
                                                      --------      --------      --------      --------

Other expense (income):
    Interest expense                                       1.3          1.3%           0.5          0.5%
    Other, net                                            (0.1)        (0.1%)         (0.1)        (0.1%)

                                                      --------      --------      --------      --------
          Total other expense                              1.2          1.2%           0.4          0.4%
                                                      --------      --------      --------      --------

          Income before income taxes and
          extraordinary item                               2.8          3.0%           5.0          4.6%

Income taxes                                               1.2          1.3%           2.1          2.0%

                                                      --------      --------      --------      --------
          Income before extraordinary item                 1.6          1.7%           2.9          2.6%

Extraordinary item - loss on early extinguishment
  debt, net of income tax benefit                         -             0.0%           -            0.0%

                                                      --------      --------      --------      --------
          Net income                                   $   1.6          1.7%       $   2.9          2.6%
                                                      ========      ========      ========      ========

           Net Sales. The Company's net sales increased approximately 12.1%, or $11.7 million, to $108.1 million for the three months ended April 30, 1997 from $96.4 million for the three months ended April 30, 1996. The increase in net sales was primarily attributable to increased sales by the Company to existing customers and the introduction of new products not formerly offered by the Company. The Company also realized an increase in net sales as a result of sales to new customers in existing geographic areas.

           Gross Profit. The Company's gross profit increased approximately 10.9%, or $2.2 million, to $22.4 million for the three months ended April 30, 1997 from $20.2 million for the three months ended April 30, 1996. The Company's gross profit as a percentage of net sales decreased to 20.7% for the three months ended April 30, 1997 from 21.0% for the three months ended April 30 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to the Company's increased sales to existing customers, which resulted in greater discounts being earned by these customers through the Company's volume discount program.

           Operating Expenses. The Company's total operating expenses increased approximately 4.9%, or $0.8 million, to $17.0 million for the three months ended April 30, 1997 from $16.2 million for the three months ended April 30, 1996. However, as a percentage of net sales, operating expenses decreased to 15.7% for the three months ended April 30, 1997 from 16.8% for the three months ended April 30, 1996. In the third quarter of fiscal 1996, the Company incurred a non-recurring charge of $0.5 million associated with the merger with Mountain Peoples. Excluding this non-recurring charge, total operating expenses would have been $15.7 million, or 16.3% of net sales for the third quarter of fiscal 1996.

           The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base. In addition, the Company achieved increased operating efficiencies through the continued integration of its acquisitions.

           Operating Income. Operating income increased $1.4 million, or approximately 33.9%, to $5.4 million for the three months ended April 30, 1997 from $4.0 million for the three months ended April 30, 1996. As a percentage of net sales, operating income increased to 5.0% in the three months ended April 30, 1997 from 4.2% in the three months ended April 30, 1996. Excluding the non-recurring charge of $0.5 million associated with the merger with Mountain Peoples, total operating income in the three months ended April 30, 1996 would have been $4.5 million, or 4.7% of net sales.

           Other Income/(Expense). Other expense, net decreased $0.7 million, or approximately 62.9%, to $0.5 million for the three months ended April 30, 1997 from $1.2 million for the three months ended April 30, 1996. The decrease was primarily attributable to lower interest payments in the three months ended April 30, 1997 resulting from the use of the proceeds of the initial public offering to repay debt.

           Income Taxes. The Company's effective income tax rate was 41.4% and 44.2% for the three months ended April 30, 1997 and April 30, 1996, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local taxes for the three months ended April 30, 1997 and April 30, 1996, respectively.

           Net Income. As a result of the foregoing, the Company's net income increased by $1.3 million to $2.9 million for the three months ended April 30, 1997 from $1.6 million for the three months ended April 30, 1996. Excluding the non-recurring charge of $0.5 million ($0.3 million net of taxes) associated with the merger with Mountain Peoples, net income in the three months ended April 30, 1996 would have been $1.9 million.

 Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996
 -----------------------------------------------------------------------------

           The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                       NINE MONTHS ENDED
                                                           APRIL 30,

                                                               1996                         1997
                                                               ----                         ----

                                                         $$$            %            $$$            %
                                                         ---            -            ---            -

Net Sales                                              $ 283.5        100.0%       $ 311.0        100.0%

Cost of sales                                            224.9         79.3%         246.6         79.3%

                                                      --------      --------      --------      --------
          Gross profit                                    58.6         20.7%          64.4         20.7%
                                                      --------      --------      --------      --------

Operating expenses                                        47.9         16.9%          50.2         16.1%

Amortization of intangibles                                2.3          0.8%           0.8          0.3%

                                                      --------      --------      --------      --------
          Total operating expenses                        50.2         17.7%          51.0         16.4%
                                                      --------      --------      --------      --------

          Operating income                                 8.4          3.0%          13.4          4.3%
                                                      --------      --------      --------      --------

Other expense (income):
    Interest expense                                       3.9          1.4%           2.6          0.8%
    Other, net                                            (0.2)        (0.1%)         (0.2)        (0.1%)

                                                      --------      --------      --------      --------
          Total other expense                              3.7          1.3%           2.4          0.7%
                                                      --------      --------      --------      --------

          Income before income taxes and
          extraordinary item                               4.7          1.7%          11.0          3.6%

Income taxes                                               2.7          1.0%           4.6          1.5%

                                                      --------      --------      --------      --------
          Income before extraordinary item                 2.0          0.7%           6.4          2.1%

Extraordinary item - loss on early extinguishment
  debt, net of income tax benefit                         -             0.0%           0.9          0.3%

                                                      --------      --------      --------      --------
          Net income                                   $   2.0          0.7%       $   5.5          1.8%
                                                      ========      ========      ========      ========

           Net Sales. The Company's net sales increased approximately 9.7%, or $27.5 million, to $311.0 million for the nine months ended April 30, 1997 from $283.5 million for the nine months ended April 30, 1996. The increase in net sales was primarily attributable to increased volume by the Company to existing customers and the introduction of new products not formerly offered by the Company. The Company also realized an increase in net sales as a result of sales to new customers in existing geographic areas. The Company believes that sales were negatively impacted by winter storms in the Northwest region during the second quarter of fiscal 1997.

           Gross Profit. The Company's gross profit increased approximately 9.9%, or $5.8 million, to $64.4 million for the nine months ended April 30, 1997 from $58.6 million for the nine months ended April 30, 1996. The Company's gross profit as a percentage of net sales held constant at 20.7% for both nine-month periods.

           Operating Expenses. The Company's total operating expenses increased approximately 1.6%, or $0.8 million, to $51.0 million for the nine months ended April 30, 1997 from $50.2 million for the nine months ended April 30, 1996. However, as a percentage of net sales, operating expenses decreased to 16.4% for the for the nine months ended April 30, 1997 from 17.7% for the nine months ended April 30, 1996.

            Operating expenses for the nine months ended April 30, 1997 included a charge of $0.4 million related to the replenishment of the Allowance for Doubtful Accounts resulting from the charge-off of a customer receivable when that customer filed for Chapter 11 bankruptcy in September 1996. This customer accounted for less than 1% of total Company sales in fiscal 1996. Excluding this charge, operating expenses would have been $50.6 million, or 16.3% of net sales.

           Operating expenses for the nine months ended April 30, 1996 included a non-recurring charge of $1.6 million for the write-down of intangible assets. The Company continually evaluates its intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In addition, the Company had a non-recurring charge of $0.5 million for costs associated with the merger with Mountain Peoples. Excluding these non-recurring charges, the Company's total operating expenses would have been $48.1 million, or 17.0% of net sales, for the nine months ended April 30, 1996.

           The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base. In addition, the Company achieved increased operating efficiencies through the continued integration of its acquisitions.

           Operating Income. Operating income increased $5.0 million, or approximately 59.3%, to $13.4 million for the nine months ended April 30, 1997 from $8.4 million for the nine months ended April 30, 1996. As a percentage of net sales, operating income increased to 4.3% for the nine months ended April 30, 1997 from 3.0% for the nine months ended April 30, 1996.

           Excluding the $0.4 million charge discussed above for the nine months ended April 30, 1997 and the $2.1 million in non-recurring charges for the nine months ended April 30, 1996, operating income would have been $13.8 million, or 4.4% of net sales, for the nine months ended April 30, 1997, and $10.5 million, or 3.7% of net sales, for the nine months ended April 30, 1996.

           Other Income/(Expense). Other expense, net decreased approximately 36.2%, or $1.3 million, to $2.4 million for the nine months ended April 30, 1997 from $3.7 million for the nine months ended April 30, 1996. The decrease was primarily attributable to lower interest payments in the nine months ended April 30, 1997 resulting from the use of the proceeds of the initial public offering to repay debt.

           Income Taxes. The Company's effective income tax rate was 41.6% and 57.0% for the nine months ended April 30, 1997 and 1996, respectively. The effective rate at April 30, 1997 was higher than the federal statutory rate primarily due to state and local taxes. The effective rate at April 30, 1996 was higher than the federal statutory rate primarily due to nondeductible goodwill amortization, especially the write-off of the intangible assets in the nine months ended April 30, 1996, as well as state and local income taxes.

           Net Income. As a result of the foregoing, the Company's net income increased by $3.5 million to $5.5 million for the nine months ended April 30, 1997 from $2.0 million for the nine months ended April 30, 1996. Excluding the $2.0 million ($1.2 million net of taxes) in non-recurring charges discussed above for the nine months ended April 30, 1997 and the $2.1 million ($1.5 million net of taxes) in non-recurring charges for the nine months ended April 30, 1996, net income would have been $6.7 million for the nine months ended April 30, 1997 and $3.5 million for the nine months ended April 30, 1996.

Liquidity and Capital Resources
-------------------------------

           In November 1996, the Company sold 2,900,000 shares of Common Stock in an initial public offering which generated $35.5 million of net cash proceeds to the Company. The Company used the net proceeds to reduce its long-term debt and amounts owed under its revolving line of credit.

           In March 1997, the Company amended its $50 million credit agreement with its bank to provide for working capital, mortgages and term loans. In connection with this facility, the Company has the ability to borrow up to $10 million for acquisitions. Interest under the credit facility accrues at the Company's option at New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period of up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S. Treasury Note. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of April 30, 1997, the Company's outstanding borrowings under the credit agreement totaled

$15.5 million. The credit agreement expires on July 31, 2002.

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

           The Company's cash used in operations was ($3.5 million) and ($0.6 million) for the nine months ended April 30, 1997 and April 30, 1996, respectively. The decrease in cash generated from operations for the nine months ended April 30, 1997 relates primarily to the increases in inventory and accounts receivable necessary to support sales growth, increases in inventory related to building expansions in Connecticut and changes in accrued expense. On April 30, 1997, the Company had working capital of $39.8 million.

           Cash used in investing activities was $2.6 million and $12.8 million for the nine months ended April 30, 1997 and April 30, 1996, respectively. The 1997 period includes the purchase of material handling equipment, tractors and trailers and the development and implementation of new management information systems. The 1996 period includes the purchase of the Company's Connecticut distribution facility and the related purchase of material handling equipment. Capital expenditures were primarily funded from senior bank indebtedness, term loans, and cash provided from operating activities.

           The Company's cash flows generated from financing activities were $6.0 million and $13.3 million for the nine months ended April 30, 1997 and April 30, 1996, respectively. During the nine months ended April 30, 1997, cash from financing activities consisted of the proceeds from the issuance of common stock, a portion of which was used to repay long-term debt, notes payable and the expenses associated with the initial public offering. During the nine months ended April 30, 1996, net cash provided by financing activities included proceeds from the long-term debt used to purchase the Connecticut distribution facility.

           On October 1, 1996, the Company entered into a $1 million leasing arrangement with Mellon Bank/US Leasing. The leasing facility has been used for the purchase of management information systems and material handling equipment. As of April 30, 1997, the Company's outstanding balance under the capital lease totaled $461,000.

           On January 31, 1997, the Company extended its $1 million leasing arrangement with Citizens Leasing Corporation for a one-year period. The leasing facility will be used for the purchase of management information systems and material handling equipment. As of April 30, 1997, the Company had not drawn down on this facility.

           The Company currently expects to make aggregate capital expenditures of approximately $7.0 million for fiscal 1998 and 1999 to fund the expansion of its existing facilities, to upgrade its management information systems and to expand and replace its material handling equipment.

           Management believes that the Company will have adequate capital resources and liquidity to meet its borrowing obligations, fund all required capital expenditures and to operate its business through fiscal 1999.

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

Certain Factors That May Affect Future Results
----------------------------------------------

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

Dated:  June 13, 1997

                           PART II. OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

a)      Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)      Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the quarter covered by this Report.

                                  EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------
                        First Amendment to Amended and Restated Loan Agreement
10                      with Fleet Capital Corporation, dated March 1, 1997

11                      Computation of Earnings Per Share

27                      Financial Data Schedule