Form 10-K
period 1997-07-31
UNITED NATURAL FOODS INC
filed 1997-10-29
CIK 1020859

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

         Commission File Number:  000-1020859

                           UNITED NATURAL FOODS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                  05-0376157
           (State or Other Jurisdiction of                   (I.R.S. Employer
           Incorporation or Organization)                  Identification No.)

                      260 Lake Road
                       Dayville, CT                                   06241
          (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (860) 779-2800

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               (Cover page 1 of 2)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $112,720,391, based upon the closing price of the registrant's common stock on the Nasdaq National Market on September 5, 1997. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 24, 1997 was 12,378,425.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in December 1997 are incorporated herein by reference into Part III of this report.

===============================================================================

                               (Cover page 2 of 2)

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
                                                     Part I
Item 1.           Business                                                                      1

Item 2.           Properties                                                                    13

Item 3.           Legal Proceedings                                                             14

Item 4.           Submission of Matters to a Vote of Security Holders                           14

                  Executive Officers of the Registrant                                          15

                                     Part II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                           16

Item 6.           Selected Financial Data                                                       18

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     19

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                     28

Item 8.           Financial Statements and Supplementary Data                                   29

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                      47
                                    Part III

Item 10.          Directors and Executive Officers of the Registrant                            47

Item 11.          Executive Compensation                                                        47

Item 12.          Security Ownership of Certain Beneficial Owners and Management                47

Item 13.          Certain Relationships and Related Transactions                                47

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                                   48



                Signatures                                                                      49

                                     Part I
Item 1.
                                    Business

     United Natural Foods, Inc. (the "Company" or "United Natural") is one of only two national distributors of natural foods and related products in the United States. The Company currently serves more than 5,800 customers located in 43 states, including independent natural products stores, natural products supermarket chains and conventional supermarkets. The Company distributes more than 25,000 high-quality, national, regional and private label natural products in six categories consisting of groceries and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. United Natural's distribution operations are divided into three principal regions: Cornucopia Natural Foods, Inc. ("Cornucopia") in the eastern United States, Mountain People's Warehouse, Inc. ("Mountain People's") in the western United States and Rainbow Natural Foods, Inc. ("Rainbow") in the Rocky Mountains and Plains regions. The Company operates five strategically located distribution centers and two satellite staging facilities within these regions to better serve its customers and realize operating efficiencies. The Company also owns and operates nine retail natural products stores located in the eastern United States that management believes complement its distribution business.

     On June 23, 1997, the Company announced that it had entered into an agreement with Stow Mills, Inc. ("Stow") with respect to a merger in which the two companies will be combined. Pursuant to such agreement, a subsidiary of the Company will be merged with and into Stow, with Stow continuing as the surviving corporation, which will be a wholly-owned subsidiary of the Company. The merger is conditioned, among other things, on the approval by the stockholders of the Company of the issuance of up to an aggregate of 5,000,000 shares of the Company's Common Stock, $.01 par value per share, in order to effect the proposed merger with Stow. The Company has scheduled a special meeting of stockholders to be held on October 30, 1997 to approve the proposed issuance to effect the merger. The principal stockholders of the Company have agreed to vote all shares of Common Stock over which they exercise voting control (approximately 58% of the outstanding shares) for the approval of the issuance proposal. Consequently, the affirmative vote of the principal Company stockholders will be sufficient to approve and adopt the issuance proposal. It is presently expected that the proposed merger will be consummated on October 31, 1997.

     Stow is a distributor of natural foods and related products in New England, New York State and the Mid-Atlantic and Mid-West regions of the United States. Stow currently distributes its products to more than 3,100 customers located in 30 states and the District of Columbia, including independent natural products stores, natural products supermarket chains and conventional supermarkets. Stow currently distributes approximately 12,000 natural products, including groceries, vitamins and nutritional supplements, refrigerated foods, frozen foods, bulk foods, and body care, health and beauty aids. Stow operates three strategically located distribution facilities.

Natural Products Industry

     Natural foods and related products are minimally processed, environmentally friendly, largely or completely free from artificial ingredients, preservatives and other non-naturally occurring chemicals and in general as close to their natural state as possible. Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional and herbal supplements, toiletries and personal care items, naturally based cosmetics, natural/homeopathic medicines and naturally based cleaning agents.

     The natural products distribution business involves the sourcing, purchasing, warehousing, marketing and transportation of natural products from suppliers to retailers. As the number of suppliers of and retail outlets for natural products has continued to increase, the role of the distributor has become increasingly important. Suppliers of natural products rely on distributors to reach a fragmented customer base and to provide information on consumer preferences at the retail level. At the same time, retailers are placing increasing pressure on distributors for more frequent deliveries, greater product selection, higher fill rates, more information on product movement and additional specialized programs such as financing, merchandising assistance, marketing support and assistance in consumer education. The Company believes that in order to be successful in this market a distributor must have access to capital to invest in systems, technology and warehouse enhancements, broad product knowledge and the ability to provide value added services designed to enable customers to become more efficient and profitable. Management believes that the Company is well-positioned to meet the increasing needs of both its suppliers and customers.

Business Strategy

     The Company's objective is to better meet the changing needs of both suppliers and retailers and to be the leading national distributor of natural products. The key elements of the Company's business strategy include:

     National Presence. With five distribution centers strategically located in California, Colorado, Connecticut, Georgia and Washington and two satellite staging facilities in Florida and Pennsylvania, the Company is well positioned to provide distribution services to natural products retailers and suppliers located across the United States. As a result, the Company is able to (i) provide next-day delivery service to a majority of its active customers, (ii) make multiple deliveries each week to its largest customers, (iii) coordinate its inventory management with regional purchasing patterns and (iv) achieve significant operating efficiencies.

     Integration of Recent Acquisitions. United Natural recently made three strategic acquisitions and is currently in the process of integrating these operations to increase the Company's overall efficiency by: (i) eliminating geographic overlaps in distribution, (ii) integrating administrative, finance and accounting functions, (iii) expanding marketing and customer service programs and (iv) upgrading information systems. To preserve its regional focus, the Company intends to keep the majority of the purchasing, pricing, sales and marketing decisions at the regional level.

     Purchasing Power and Supplier Relationships. As a result of its size of operations, national presence and access to retailers within the highly fragmented natural products sector, the Company is able to supply a superior selection of natural products at more competitive prices and on better terms, including supplier-sponsored marketing dollars, than many of its smaller, regional competitors. These prices and marketing support are then passed on to the Company's retail customers, thereby enhancing the Company's reputation as a low-cost supplier that offers extensive marketing programs. In addition, in order to increase its appeal to a number of suppliers and to receive better pricing, the Company has recently centralized the purchasing of specific products. For example, the Company has positioned itself as the largest purchaser of bulk products in the natural products industry by centralizing its purchase of nuts, seeds, grains, flours and dried foods.

     Diverse, High-Quality Product Line. The Company distributes a mix of more than 25,000 national, regional and private label natural products, which products are continually evaluated, updated and expanded to satisfy the needs of its diverse customer base. The Company believes that its product selections meet or exceed its regional competitors' selection in every market that it serves. In addition, the Company offers a selection of private label products chosen to address customer preferences that are not otherwise being met by other suppliers.

     Regional Responsiveness. By decentralizing the majority of its purchasing, pricing, sales and marketing decisions at the regional level, the Company is able to respond to regional and local customer preferences, while taking advantage of the economies of scale associated with the Company's national operations. Each of the Company's three regional operations (Cornucopia, Rainbow and Mountain People's) has extensive knowledge of the local and regional taste preferences in a particular marketplace and has the ability to provide products to accommodate local trends. In addition, the Company is able to customize services, respond quickly with pricing decisions to meet local competition and rapidly accommodate customer requirements, as necessary.

     Customer Service and Marketing Programs. In addition to providing its customers with delivery services which include next-day and more frequent deliveries and high order fill rates (excluding products unavailable from the supplier), the Company offers its customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase customer sales and enhance customer satisfaction. The Company attributes its high fill rates and timely deliveries to its experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. The Company offers its customers a broad range of marketing services, many of which are supplier-sponsored, including monthly and seasonal flier programs, in-store signage and assistance in product display, all in order to assist its customers in increasing sales.

     Infrastructure and Management. The Company recently made a significant investment in designing its proprietary, sophisticated information and warehouse management systems and recently expanded its Connecticut distribution facility from 165,000 to 245,000 square feet to achieve additional operating efficiencies and cost reductions. The Company's warehouse management systems incorporate an efficient method of storing, locating and rotating incoming and outgoing merchandise. The Company is planning on installing its information systems and expanding its distribution capacity in its Colorado and California facilities. The Company continually evaluates and upgrades its management information systems based on the best practices at its regional operations in order to make the systems more efficient, cost effective and responsive to customer needs.

Growth Strategy

     Key elements of the Company's growth strategy include:

     Expand Customer Base. While continuing to focus on maintaining relationships with its existing natural products retail customers, the Company's goal is to expand its customer base to keep up with increasing demand for natural products. The Company is continually cultivating relationships with new customers for natural products, such as natural products supermarket chains, as well as conventional supermarkets, other mass market outlets, institutional foodservice providers, hotels and gourmet stores which are increasing their natural product offerings.

     Increase Sales To Existing Customers. The Company believes that a significant opportunity exists to increase its sales penetration of its existing retail customer base by (i) expanding the Company's role as the primary supplier to the majority of its customers, (ii) expanding the number of products and product categories offered and (iii) providing pricing incentives and marketing support to generate higher sales levels by its customers.

     Expand Market Presence. The Company intends to expand its market penetration of existing and new markets by increasing the distribution capacity of its existing facilities and by building new distribution facilities. In addition, while the Company has no agreements or understandings with regard to acquisitions at this time (other than the Agreement and Plan of Reorganization between United Natural and Stow), it will continue to selectively evaluate opportunities to acquire local distributors to fill in existing markets and regional distributors to expand into new markets.

Products

   Current Products

     The Company's extensive selection of high-quality natural products enables it to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. The Company distributes over 25,000 products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods.

                  National Brands. National brand products are recognized and distributed throughout the United States and typically possess features, including taste and packaging, that are recognizable and appeal to a large and diverse customer base. The Company has secured the distribution rights to more than 1,000 brands of nationally known products.

                  Regional Brands. Regional brand products are recognized by and distributed in selected areas of the country to satisfy the demands of consumers in specific geographic regions. In addition, the short shelf life of many regional brands makes national distribution impracticable. The Company's decentralized purchasing practices enable regional buyers familiar with consumer demand to offer products that have a particular appeal to consumers in that region. The Company distributes over 800 regional brands to its customers.

     Private Label Products. The Company also offers private label products to address certain preferences of customers that are not otherwise being met by other suppliers. The Company's private label program is designed to take advantage of market opportunities created by a lack of supply of a type of product. The Company currently offers the following private label products:

          --Clear Spring waters
          --Farmer's Pride eggs
          --Guardian vitamins and supplements
          --Natural Sea fish products
          --Organic Baby infant foods
          --Gourmet Artisan pasta and oils

     Master Distribution Products. Master distribution products are products that are available exclusively through the Company as master distributor which enables smaller manufacturers to more efficiently access the market. All competing distributors must purchase such products from the Company. The Company has the master distribution rights for the following brands:

          --Purdey's nutritionally enhanced beverages
          --Rudi's Bakery specialty breads
          --Wolfgang Puck frozen pizzas and entrees

     New Products

     The Company evaluates more than 10,000 potential new products each year based on existing and anticipated trends in consumer preferences and buying patterns. The Company's buyers regularly attend regional natural, organic, specialty, ethnic and gourmet products shows to review the latest product introductions that are likely to be of interest to retailers and consumers. The Company also actively solicits suggestions for new products from its customers. For example, each month the Company distributes postage-paid postcards to its customers to encourage them to provide suggestions. The Company makes the majority of its new product decisions at the regional level. The Company believes that its decentralized purchasing practices allow its regional purchasers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. In addition, many of the new products offered by the Company are marketed on a regional basis or in the Company's own retail stores prior to being offered nationally, which enables the Company to evaluate local consumer reaction to the products without incurring significant inventory risk.

Customers

     The Company markets its products to more than 5,800 customers located in 43 states. The Company maintains long-standing customer relationships with independent natural products stores and has continued to emphasize its relationships with new customers, including natural products supermarket chains, as well as conventional supermarkets and other mass market outlets, institutional foodservice providers, hotels and gourmet stores, all of which are continually increasing their natural product offerings. Management believes that the Company is the primary supplier to the majority of its customers. No customer accounted for more than 10% of the Company's net sales in the fiscal year ended July 31, 1997. Among the Company's wholesale customers are leading natural products supermarket operators doing business as Alfalfa's, Fresh Fields Markets, Nature's Fresh, Northwest!, Whole Foods Market and Wild Oats Markets, and conventional supermarket chains such as Carr's, City Market, Genuardis, Harris Teeter, King Soopers, Kroger, Quality Food Centers (QFC) and Hannaford Brothers.

Customer Service

     The Company believes that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

   Sales

     The Company maintains an order fill rate (excluding products unavailable from the supplier) which the Company believes is one of the highest order fill rates in the natural products distribution industry. The Company believes that its high fill rates can be attributed to its experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. The Company offers next-day delivery service to a majority of its active customers and offers multiple deliveries each week to its largest customers.

     The Company's staff of account representatives cultivates partnership relationships with the Company's customers by emphasizing communication and responsiveness. The primary function of the account representatives is to help customers grow their businesses, thereby increasing the Company's own sales. Each account representative is assigned stores in a designated geographic area and is responsible for assisting the retailer in inventory management, merchandising, marketing, promotional and event management and store openings. The Company's staff of customer service representatives regularly contacts customers by telephone to ensure that customer needs are met quickly and efficiently. In addition to processing orders, the customer service representatives respond to customer inquiries concerning the Company's services and product availability. While the customer service representatives contact all customers, the majority of the Company's sales volume is ordered electronically. The Company distributes shelf identification tags which can be scanned to facilitate this electronic ordering by the customer. The Company's account representatives and customer service representatives regularly exchange information to facilitate better knowledge of, and more effective response to, customer needs.

     To assist customers in making purchasing decisions, each of the Company's regions produces a quarterly catalog containing a description of all products that are currently in stock. Each product description includes the vendor's name, product number, price per unit, price per case, suggested retail price and UPC bar code. The quarterly catalog also contains a variety of information on product ordering, delivery options and vendor advertising. In addition, each region produces a monthly specials catalog with its latest pricing promotions and new products.

     In addition, the Company's senior executives attend major specialty food trade shows and personally meet with numerous retailers each year to solicit their comments. The Company's commitment to service is further reflected in the focus groups conducted annually by the Company's senior executives with a representative sampling of the Company's customers which allows customers to evaluate the Company's services, products and programs.

   Marketing

     The Company has developed a variety of marketing services, many of which are supplier-sponsored, that cater to a broad range of retail formats in which retailers may participate for a nominal fee. These programs are designed to increase sales and are attractive to retailers who often do not have the resources necessary to conduct such marketing programs independently.

     The Company offers a monthly flier program featuring the logo and address of the participating retailer imprinted on a flier advertising sale items which is distributed by the retailer to its customers. The color fliers are designed by the Company's in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. In addition, each flier generally includes detailed information on selected vendors, recipes, product features and a comparison of the characteristics of a natural product with a similar mass market product. The monthly flier program is structured to pass through to the retailer the benefit of lower costs on certain products, allowing stores to earn an improved profit margin on sale items as a result of the Company's ability to negotiate favorable terms with the suppliers of these items. The program also provides retailers with posters and window banners to coincide with each month's promotions.

     In addition to its monthly flier program, the Company offers thematic and seasonal consumer fliers that are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. The Company also (i) offers in-store signage and promotional materials, including shopping bags and end-cap displays, (ii) provides assistance with planning and setting up product displays and (iii) advises on pricing decisions to enable its customers to respond to local competition.

Suppliers

     The Company purchases its products from approximately 1,500 active suppliers, many of which have had relationships with the Company for more than ten years. Management believes that natural products suppliers seek distribution of their products through the Company because it distributes the majority of the supplier's products, provides access to a large and growing customer base and supports the supplier's marketing programs. Substantially all product categories distributed by the Company are available from a number of suppliers and the Company is not dependent on any single source of supply for any product category. The Company's largest supplier accounted for approximately 4.4% of total purchases in fiscal 1997.

     The Company has positioned itself to respond to regional and local customer preferences for natural products by decentralizing the majority of its purchasing decisions for all products except bulk commodities. The Company believes that regional buyers are best suited to identify and to respond to local demands and preferences. Although each of the Company's regions is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in Company-wide purchasing programs that enable it to take advantage of the Company's consolidated purchasing power. For example, the Company has positioned itself as the largest purchaser of bulk products in the natural products industry by centralizing its purchase of nuts, seeds, grains, flours and dried foods.

     The Company's purchasing staff cooperates closely with suppliers to provide new and existing products. The suppliers assist in training the Company's account and customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

     The Company maintains a comprehensive quality control assurance program. All products sold by the Company and represented as "organic" are required to be certified as such by an independent third-party agency. The Company maintains current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential vendors of organic products are required to provide such third-party certification before they are approved as a supplier to the Company. In addition, the Company has secured the services of the Food and Drug Administration ("FDA") counsel to audit all labels, packaging, ingredient lists and product claims relating to products offered by the Company to ensure that all products meet current FDA requirements. The Company believes that it is the only natural products distributor which has performed such an audit to date.

Distribution

         The Company maintains five distribution centers located in Auburn, California; Denver, Colorado; Dayville, Connecticut; Atlanta, Georgia; and Seattle, Washington. The Company has recently expanded its Connecticut headquarters from 165,000 to 245,000 square feet and significantly expanded its capacity to store frozen foods. The Company has signed a lease for a new facility in Colorado which, at 180,800 square feet, will be twice the size of its current facility and which is expected to be operational in early 1998. The Company intends to replace its 40,000 square foot auxiliary storage facility in Sacramento, California with an 80,000 square foot storage facility located adjacent to its Auburn, California distribution center, which is expected to be substantially complete by summer 1998. In addition, the Company operates satellite staging facilities in the Philadelphia, Pennsylvania and greater Jacksonville, Florida areas. These satellite facilities serve as transfer points for products, trucks and drivers and ensure faster service to markets located more than five hours driving distance from the Georgia and Connecticut distribution centers.

     The five distribution centers, two satellite staging facilities and one auxiliary storage facility have a total of approximately 805,000 square feet of space. Each distribution center contains dry, refrigerated and frozen storage areas as well as office space. In total, the Company's facilities encompass approximately 652,200 square feet of dry storage space, 40,700 square feet of refrigerated space and 44,700 square feet of frozen storage space, with the remainder used as office space for the Company's regional purchasing, sales and administrative operations.

     The Company has carefully chosen the sites for its distribution centers to provide direct access to its regional markets. This proximity allows the Company to reduce its transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. The Company believes that it incurs lower inbound freight expense than its regional competitors because its national presence allows it to buy full and partial truckloads of products which, if necessary, it can backhaul using the Company's own trucks between its distribution centers and satellite staging facilities. Many of the Company's competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. In addition, overstocks and inventory inbalances at one distribution center may be redistributed by the Company to another distribution center where products may be sold prior to their expiration date.

     Products are delivered to the Company's distribution centers primarily by its leased fleet of trucks, contract carriers and the suppliers themselves. The Company leases most of its trucks from Ryder Truck Leasing, which maintains facilities on some of the Company's premises for the maintenance and service of these vehicles, and a lesser number of its trucks from regional firms that offer competitive services.

     The Company ships orders for supplements or for items that are destined for areas outside regular delivery routes through the United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

Systems

     The Company has made a significant investment in designing its proprietary information and warehouse management systems. The Company continually evaluates and upgrades its management information systems based on the best practices at its regional operations in order to make the systems more efficient, cost effective and responsive to customer needs. The Company has installed its warehouse management systems at its Connecticut and Georgia facilities. These systems include radio frequency-based inventory control, paperless receiving, engineered labor standards, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse workers attach computer-generated, preprinted locator tags to all inbound products. These tags contain the expiration date, location, quantity, lot number and other information in bar code format. To process customer orders, warehouse workers use hand-held radio frequency devices to scan the UPC bar code as a product is removed from its assigned slot. Similarly, customer returns are processed by scanning the UPC bar codes. The Company also employs a management information system that enables it to lower its inbound transportation costs by making optimum use of its own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

Retail Operations

     The Company's Natural Retail Group ("NRG") currently owns and operates nine retail natural food stores located in Connecticut, Florida, Maryland, Massachusetts and New York. The Company's retail strategy is to selectively acquire existing stores that meet the Company's strict criteria in categories such as sales and profitability, growth potential, merchandising and management. Generally, the Company will not purchase stores that directly compete with primary retail customers of its distribution business. The Company believes its retail stores have a number of advantages over their competitors, including the financial strength and marketing expertise provided by the Company, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. The Company's strategy for future retail growth is to identify and acquire additional retail stores as opportunities arise and to focus on increased sales of higher margin nutritional supplements while maintaining emphasis on the sale of organic produce and delicatessen and bakery products and consumer education.

     The Company's retail stores offer products in each of the six categories offered by the Company's distribution business as well as produce, meat, poultry, fresh seafoods, baked goods and other prepared foods. These additional product offerings range between 20% to 40% of the total sales of a typical NRG store. NRG focuses its marketing efforts on consumer education and store promotion. NRG provides consumer education through informational brochures, promotional flyers, seminars, workshops, cooking classes and product samplings. In its image advertising, NRG emphasizes its knowledgeable and courteous staff, broad selection of natural products, environmental stewardship and frequent price promotions.

     The name and location of each of NRG's stores and their approximate square feet and lease expiration dates are as follows:


        Store/Location            Date of Acquisition       Square Feet     Lease Expiration
----------------------            -------------------       -----------     ----------------
Health Hut..................      April 1993                4,100           May 2000
   Valley Stream, NY

Cheese and Stuff............      May 1993                  10,000          March 2005
   Hartford, CT

Food for Thought............      July 1993                 12,000          November 2005
   Norwalk, CT

Village Market..............      November 1993             5,875           May 2001
   Pikesville, MD

Natureworks.................      January 1994              8,500           December 2001
   Melbourne, FL

Railway Market..............      April 1994                5,000           March 1999
   Easton, MD

Cape Cod Natural Foods......      July 1994                 4,500           December 2002
   Centerville, MA

SunSplash Market............      April 1995                5,750           July 1999
   Naples, FL


Nature's Finest Foods             August 1997               15,000          November 2003
    St. Petersburg, FL


     As both a distributor to its retail stores and a retailer, a number of advantages are made available to the Company, including the ability to: (i) control the purchases made by these stores; (ii) expand the distribution of and marketing for its private label products within these stores; (iii) expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and (iv) keep current with the retail marketplace which allows it to better serve its distribution customers. In addition, as the primary natural products distributor to its retail locations, the Company expects to realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, the Company also has the ability to test market select products prior to offering them nationally, which allows the Company to evaluate consumer reaction to the product without incurring significant inventory risk. The Company is able to test new marketing and promotional programs within its stores prior to offering them to a broader customer base.

Competition

     The natural products distribution industry is highly competitive. The industry has been characterized in recent years by significant consolidation and the emergence of large competitors. The Company also competes with numerous smaller regional, local and specialty distributors of natural products. In addition, the Company competes with national, regional and local distributors of conventional groceries and, to a lesser extent, companies which distribute to their own retail facilities. There can be no assurance that distributors of conventional groceries will not increase their emphasis on natural products and more directly compete with the Company or that new competitors will not enter the market. Many of these distributors may have been in business longer, may have substantially greater financial and other resources than the Company and may be better established in their markets. There can be no assurance that the Company's current or potential competitors will not provide services comparable or superior to those provided by the Company or adapt more quickly than the Company to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations.

     The Company believes that distributors in the natural products industry compete principally on product quality and depth of inventory selection, price and quality of customer service. Although the Company believes it currently competes effectively with respect to each of these factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

     The Company's retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. The Company believes that retailers of natural products compete principally on product quality and selection, price, knowledge of personnel and convenience of location.

Regulation

     The Company's operations and products are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation. The Company's facilities generally are inspected at least once a year by state or federal authorities. The Company's trucking operations are also subject to regulation by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

     Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, generally are not directly applicable to the Company. Certain of the Company's distribution facilities have above-ground storage tanks for diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks.

     The Company believes that it is in compliance in all material respects with all applicable government regulations.

Employees

     As of July 31, 1997, the Company had approximately 1,200 full-time employees, including approximately 80 in finance and administration, 102 in sales and marketing, 81 in customer service, 263 in the retail stores and 674 in operations. Approximately 75 of these employees are covered by a collective bargaining agreement with Teamsters Local 117, Seattle, Washington which will expire in July 2000. The Company has never experienced a work stoppage by its unionized employees. The Company believes that its relationships with its employees are good.

Item 2.
                                  Properties

     The Company owns its corporate offices and distribution center in Dayville, Connecticut which was recently expanded from 165,000 to 245,000 square feet.

     The Company leases its remaining distribution centers, two satellite staging areas and one auxiliary storage facility. Each distribution center contains dry, refrigerated and frozen storage areas and office space for the purchasing, sales and administrative operations of the facility. The following chart provides information on the approximate square footage of each of the Company's distribution centers and staging facilities and the expiration date of the lease for the facility (other than Dayville, Connecticut, which is owned by the Company):


                                              Size (in                             Lease
               Location                     square feet)                        Expiration
               --------                     ------------                        ----------
   Atlanta, Georgia..............              175,000                            March 1999


                                              Size (in                             Lease
               Location                     square feet)                        Expiration
               --------                     ------------                        ----------
   Auburn, California............              150,000                              May 2008

   Dayville, Connecticut.........              245,000                        Not Applicable

   Denver, Colorado..............               91,000                             July 2000

   Seattle, Washington...........              100,000                         February 2001

   Jacksonville, Florida.........                3,000               December 1996 (renewal
                                                                       negotiations ongoing)

   Philadelphia, Pennsylvania....                2,800               December 1996 (renewal
                                                                       negotiations ongoing)

   Sacramento, California........               40,000            October 1996 (negotiating
                                                            purchase of distribution center)

     The Company has signed a lease for a new facility in Denver which, at 180,800 square feet, will be twice the size of its current facility. The new Denver facility is expected to be operational in early 1998. The Company intends to replace its 40,000 square foot auxiliary storage facility in Sacramento, California with an 80,000 square foot storage facility located adjacent to its Auburn, California distribution center. Construction of the new leased space is expected to be substantially complete by summer 1998. The Company believes that it will be able to continue to expand or replace its facilities as and when needed to accommodate the Company's future growth.

     Equipment and machinery owned by the Company and used in its operations consist primarily of electronic data processing and material handling equipment, racking, coolers and freezers. The Company leases a majority of its trucks and trailers under master lease agreements with Ryder Truck Leasing. Ryder is responsible for all truck maintenance costs.

Item 3.
                               Legal Proceedings

     From time to time, the Company is involved in routine litigation which arises in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.
              Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1997.

Executive Officers of the Registrant

The executive officers of United Natural and their ages as of September 30, 1997 are as follows:


Name                            Age               Position
----                            ---               --------
Norman A. Cloutier              43                Chairman of the Board and Chief Executive Officer

Michael S. Funk                 43                Vice Chairman of the Board and President

Steven H. Townsend              44                Chief Financial Officer, Director, Treasurer and
                                                  Secretary

Daniel V. Atwood                39                President of NRG, Vice President, Assistant
                                                  Treasurer, Assistant Secretary and Director of
                                                  United Natural

Andrea R. Hendricks             37                Director of Purchasing of Mountain People's and
                                                  Director of United Natural

Kevin T. Michel                 39                Chief Financial Officer of Mountain People's and
                                                  Director of United Natural

         Norman A. Cloutier founded United Natural in 1978. Mr. Cloutier has been Chairman of the Board and Chief Executive Officer of United Natural since its inception. Mr. Cloutier served as President of United Natural from its inception until October 1996. Mr. Cloutier previously operated a natural products retail store in Coventry, Rhode Island from 1977 to 1978.

         Michael S. Funk has been Vice Chairman of the Board of United
Natural since February 1996 and President of United Natural since October 1996. Mr. Funk served as Executive Vice President of United Natural from February 1996 until October 1996. Since its inception in July 1976, Mr. Funk has been President of Mountain People's. Mr. Funk has served on the Board of Directors since February 1996.

         Steven H. Townsend has been Vice President - Finance and Administration of United Natural since 1983 and Chief Financial Officer of United Natural since August 1988. From 1980 to 1983, Mr. Townsend was Director of Finance for the Town of Mansfield, Connecticut. From

1976 to 1980, Mr. Townsend was an Accounting Supervisor at Harris Corporation, a manufacturer of printing presses and related products. Mr. Townsend has served on the Board of Directors since August 1988.

         Daniel V. Atwood has been President of NRG and Vice President of United Natural since August 1995. Mr. Atwood was Vice President - Marketing of United Natural from January 1984 to August 1995. From 1979 to 1982, Mr. Atwood was a Store Manager at Bread & Circus Supermarkets, a chain of independent natural products stores. Mr. Atwood has served on the Board of Directors since August 1988.

         Andrea R. Hendricks has been Director of Purchasing for Mountain People's since January 1990. Ms. Hendricks oversees the purchasing, pricing and promotional departments for United Natural's western region. Ms. Hendricks has served on the Board of Directors since February 1996.

         Kevin T. Michel had been the Chief Financial Officer of Mountain People's since January 1995. From January 1992 until January 1995, Mr. Michel held several different accounting and finance positions at Mountain People's. From March 1991 until December 1991, Mr. Michel was the sole proprietor of a restaurant. Mr. Michel has served on the Board of Directors since February 1996.


                                    Part II

Item 5.
   Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNFI."

         The United Natural Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of United Natural Common Stock on the Nasdaq National Market:


     Fiscal 1997                             High               Low
     -----------                             ----               ---
     Second Quarter                          $17.500          $12.375

     Third Quarter                            17.000           13.000

     Fourth Quarter                           24.375           15.000

     On September 5, 1997, United Natural had 30 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

     The Company has never declared or paid any cash dividends on its capital stock. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and development of its business and has no current intention to pay cash dividends. The Company's future dividend policy will depend on the Company's earnings, capital requirements and financial condition, requirements of the financing agreements to which the Company is then a party and other factors considered relevant by the Board of Directors. The Company's existing revolving line of credit agreement prohibits the declaration or payment of cash dividends to the Company's stockholders without the written consent of the bank during the term of the credit agreement and until all obligations of the Company under the credit agreement have been met.

Item 6.
                            Selected Financial Data

         The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal years ended October 31, 1994 and 1995, the nine months ended July 31, 1996, and the fiscal year ended July 31, 1997, under the caption Consolidated Balance Sheet Data at October 31, 1994 and 1995 and July 31, 1996 and 1997, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal year ended October 31, 1993 and the nine months ended July 31, 1995, and under the caption Consolidated Balance Sheet Data at October 31, 1993, are derived from the unaudited consolidated financial statements of the Company that have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K


                                                                                                   Nine Months Ended    Year Ended
                                                                Year Ended October 31,                 July 31,           July 31,
                                                                ----------------------                 --------           --------
                                                               1993       1994      1995           1995       1996          1997
                                                               ----       ----      ----           ----       ----          ----
                                                                                   (in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales ................................................   $153,636   $200,616   $283,323      $188,502   $286,448      $421,698
Cost of sales ............................................    121,148    156,498    223,482       147,706    226,482       334,584
                                                             --------   --------   --------      --------   --------      --------
Gross profit .............................................     32,488     44,118     59,841        40,796     59,966        87,114
Operating expenses .......................................     27,176     36,195     48,653        32,740     48,565(2)     67,633
Amortization of intangibles ..............................        199        538      2,426(1)        603        792         1,060
                                                             --------   --------   --------      --------   --------      --------
Total operating expenses .................................     27,375     36,733     51,079        33,343     49,357        68,693
                                                             --------   --------   --------      --------   --------      --------
Operating income .........................................      5,113      7,385      8,762         7,453     10,609        18,421
                                                             --------   --------   --------      --------   --------      --------

Interest expense .........................................      1,078      2,275      3,403         2,184      3,943         3,081
Other, net ...............................................        137        122       (173)         (124)      (137)         (331)
                                                             --------   --------   --------      --------   --------      --------
Total other expense ......................................      1,215      2,397      3,230         2,060      3,806         2,750
                                                             --------   --------   --------      --------   --------      --------
Income before income taxes and extraordinary item ........      3,898      4,988      5,532         5,393      6,803        15,671
Income taxes .............................................      1,579      1,971      2,929         2,161      2,778         6,416
                                                             --------   --------   --------      --------   --------      --------
Income before extraordinary item .........................      2,319      3,017      2,603         3,232      4,025         9,255
Extraordinary item (4) ...................................       --         --         --            --         --             933
                                                             --------   --------   --------      --------   --------      --------
Net income ...............................................   $  2,319   $  3,017   $  2,603      $  3,232   $  4,025      $  8,322
                                                             ========   ========   ========      ========   ========      ========
Income per share of common stock before extraordinary item   $   0.26   $   0.30   $   0.26      $   0.32   $   0.40      $   0.79
                                                             ========   ========   ========      ========   ========      ========
Extraordinary item (4) ...................................       --         --         --            --         --        $   0.08
                                                             ========   ========   ========      ========   ========      ========
Net income per share of common stock .....................   $   0.26   $   0.30   $   0.26      $   0.32   $   0.40      $   0.71
                                                             ========   ========   ========      ========   ========      ========

Weighted average shares of common stock and common stock
equivalents (3) ..........................................      8,982     10,094     10,148        10,148     10,144        11,698
                                                             ========   ========   ========      ========   ========      ========

                                                                                October 31,                  July 31,
                                                                     ------------------------------  --------------------
                                                                        1993      1994        1995       1996       1997
                                                                       ------    ------      ------     ------     ------
                                                                                             (in thousands)
Consolidated Balance Sheet Data:
Working capital .................................................   $  3,895   $ 10,180   $  8,583   $ 10,087   $ 48,883
Total assets ....................................................     37,006     48,476     88,822     98,744    110,985
Long-term debt and capital leases, excluding current installments      8,169     10,627     21,878     23,019     16,553
Stockholders' equity ............................................      4,258     10,257     13,022     18,182     62,177

(1) Operating income for fiscal 1995 includes a non-recurring expense of $1.6 million related to the write-off of intangible assets. Excluding the $1.6 million non-recurring expense, operating income would have been $10.4 million in fiscal 1995.
(2) Operating income for the nine months ended July 31, 1996 includes a non-recurring expense of $1.0 million related to the grant of options under the Company's 1996 Stock Option Plan and a non-recurring expense of $0.5 million representing costs associated with the

     Mountain People's merger. Excluding the $1.5 million of non-recurring expenses, operating income would have been $12.1 million in the nine months ended July 31, 1996.
(3) For all years and periods prior to fiscal year ended July 31, 1997, does not reflect the repurchase by the Company, upon the repayment of the outstanding indebtedness under the Senior Note issued to Triumph - Connecticut Limited Partnership ("Triumph"), of 380,930 shares of Common Stock issuable upon the exercise of the Triumph Warrant.
(4) Extraordinary item for fiscal 1997 relates to the loss on early retirement of debt, net of income tax benefit of approximately $.7 million, which resulted from the repayment of debt with proceeds from the Company's initial public offering in November 1996.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of United Natural's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as with the selected financial data.

         This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements contained herein (including without limitation statements to the effect that United Natural or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. United Natural cautions that a number of important factors could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, United Natural, including those factors set forth under "Certain Factors That May Affect Future Results."

Overview
--------

         United Natural is one of only two national distributors of natural foods and related products in the United States. The Company currently distributes more than 25,000 natural products to more than 5,800 customers located in 43 states. United Natural's distribution operations are divided into three principal regions: Cornucopia in the eastern United States; Mountain People's in the western United States; and Rainbow in the Rocky Mountains and Plains regions. Through its subsidiary, the Natural Retail Group, Inc. (NRG), the Company also owns and operates nine retail natural products stores located in the eastern United States.

         In recent years, the Company has increased sales to existing and new customers through the acquisition of or merger with natural product distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers, and the continued growth of the natural products industry in general. Through these efforts, management believes that the Company has been able to broaden its geographic penetration, expand its customer base, enhance and diversify its product selections and increase its market share.

         The Company currently is in the process of integrating certain operating functions of its acquisitions in order to improve operating efficiencies. It is accomplishing this through (i) integrating administrative, finance and accounting functions in the three regions, (ii) expanding marketing and customer service programs across the three regions, (iii) expanding national purchasing opportunities, (iv) consolidating system applications between physical locations and regions, and (v) eliminating geographic overlap between regions. In addition, the Company's continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which expenses are incurred, over the long-term, the Company expects to benefit from the increased absorption of its expenses over a larger sales base.

         In recent years, the Company has made considerable expenditures in connection with the expansion of its facilities, including the expansion of its distribution center and headquarters in Connecticut and the expansion of refrigerated and frozen space at its Auburn and Atlanta facilities. The Company recently announced that it has signed a multi-year lease for a new 180,800 sq. foot distribution center in Aurora, Colorado that is expected to open in early 1998. In addition, the Company expects to replace its auxiliary storage facility in Sacramento, California with a larger facility adjacent to its Auburn, California distribution center. This project should be completed by summer 1998.

         The Company's retail strategy for NRG is to selectively acquire existing natural products stores that meet the Company's strict criteria in areas such as sales growth, profitability, growth potential and management. Management believes the Company's retail business serves as a natural complement to its distribution business.

         The Company's net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances and to a lesser extent, sales to its natural product stores. The principal components of the Company's cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to move the product to the Company's distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses include interest payments on outstanding indebtedness, miscellaneous expenses, interest income and miscellaneous income.

Recent Acquisitions

         On June 23, 1997, the Company announced that it had entered into an agreement with Stow with respect to a merger in which the two companies will be combined in a transaction which will be accounted for as a pooling of interests. It is expected that the Company will issue up to 5,000,000 shares of its Common Stock in order to effect the proposed merger. The Company expects that the proposed merger will be consummated on October 31, 1997. See "Business."

         On February 20, 1996, a subsidiary of the Company merged with and into Mountain People's, whereupon Mountain People's became a wholly owned subsidiary of the Company. The merger with Mountain People's was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined in all periods reported.

         On May 22, 1995, prior to its merger with United Natural, Mountain People's acquired Nutrasource, Inc. (Nutrasource), a distributor of natural products in the Pacific Northwest region. On July 29, 1995, the Company acquired Rainbow, a distributor of natural products in the Rocky

Mountains and Plains regions. The acquisitions of Nutrasource and Rainbow were accounted for under the purchase method of accounting and, accordingly, all financial information for Nutrasource and Rainbow has been included since the respective dates of acquisition. The excess of the purchase price over the net assets acquired in each of these acquisitions has been recorded as goodwill and is being amortized by the Company over 30 years.

         United Natural's fiscal years ended October 31, 1994 and 1995 are referred to herein as "fiscal 1994" and "fiscal 1995," respectively. United Natural has changed its fiscal year end to July 31.

Results of Operations

         The following table presents, for the periods indicated, certain income and expense items expressed both in dollars and as a percentage of net sales:


                                         Twelve Months Ended July 31,                           Nine Months Ended July 31,
                                         ----------------------------                           --------------------------

                                        1997                      1996                        1996                     1995
                                        ----                      ----                        ----                     ----
Net sales                            $421,697,941     100.0%   $ 381,270,375      100.0%  $ 286,448,399    100.0%  $ 188,501,456
Cost of sales                         334,583,617      79.4%     302,257,965       79.3%    226,481,766     79.1%    147,706,348
                                   ----------------------------------------------------------------------------------------------
   Gross profit                        87,114,324      20.6%      79,012,410       20.7%     59,966,633     20.9%     40,795,108
                                   ----------------------------------------------------------------------------------------------
Operating expenses                     67,633,123      16.0%      64,479,189       16.9%     48,564,649     17.0%     32,739,675
Amortization of intangibles             1,060,442       0.3%       2,615,560        0.7%        792,615      0.2%        602,672
                                   ----------------------------------------------------------------------------------------------
   Total operating expenses            68,693,565      16.3%      67,094,749       17.6%     49,357,264     17.2%     33,342,347
                                   ----------------------------------------------------------------------------------------------
     Operating income                  18,420,759       4.3%      11,917,661        3.1%     10,609,369      3.7%      7,452,761
                                   ----------------------------------------------------------------------------------------------
Other expense (income):
  Interest expense                      3,081,440       0.7%       5,161,485        1.4%      3,942,820      1.4%      2,184,345
  Other, net                             (331,983)     -0.1%        (185,702)      -0.1%       (136,869)    -0.1%       (124,477)
                                   ----------------------------------------------------------------------------------------------
       Total other expense              2,749,457       0.6%       4,975,783        1.3%      3,805,951      1.3%      2,059,868
                                   ----------------------------------------------------------------------------------------------
       Income before income taxes
       and extraordinary item          15,671,302       3.7%       6,941,878        1.8%      6,803,418      2.4%      5,392,893
Income taxes                            6,416,070       1.5%       3,547,110        0.9%      2,778,121      1.0%      2,159,865
                                   ----------------------------------------------------------------------------------------------
 Income before extraordinary item       9,255,232       2.2%       3,394,768        0.9%      4,025,297      1.4%      3,233,028
Extraordinary item - loss on early
    extinguishment of debt, net of
    income tax benefit of $661,822        932,929       0.2%               -        -                 -      -                 -
                                   ----------------------------------------------------------------------------------------------
                 Net income            $8,322,303       2.0%      $3,394,768        0.9%     $4,025,297      1.4%     $3,233,028
                                   ==============================================================================================

Twelve Months Ended July 31, 1997 Compared to Twelve Months Ended July 31, 1996

         Net Sales. The Company's net sales increased approximately 10.6%, or $40.4 million, to $421.7 million for the twelve months ended July 31, 1997 from $381.3 million for the twelve months ended July 31, 1996. The increase in net sales was primarily attributable to increased sales by the Company to its existing customers, sales to new customers, increased sales attributable to the introduction of new products not formerly offered by the Company, and increased market penetration in existing geographic territories. The Company believes that sales were negatively impacted by winter storms in the Northwest region during the second quarter of fiscal 1997.

         Gross Profit. The Company's gross profit increased approximately 10.3%, or $8.1 million, to $87.1 million for the twelve months ended July 31, 1997 from $79.0 million for the twelve months ended July 31, 1996. The Company's gross profit as a percentage of net sales decreased to 20.6% for the twelve months ended July 31, 1997 from 20.7% for the twelve months ended July 31, 1996. The decrease in gross profit as a percentage of net sales resulted primarily from increased sales to existing customers who earned greater discounts under the Company's volume discount program.

         Operating Expenses. The Company's total operating expenses increased approximately 2.4 %, or $1.6 million, to $68.7 million for the twelve months ended July 31, 1997 from $67.1 million for the twelve months ended July 31, 1996. However, as a percentage of net sales, operating expenses decreased to 16.3% for the twelve months ended July 31, 1997 from 17.6% for the twelve months ended July 31, 1996. The decrease in total operating expenses as a percentage of net sales was attributable to the Company's absorption of fixed expenses and overhead over a larger sales base.

         Operating expenses for the twelve months ended July 31, 1996 included total non-recurring charges of $3.2 million. These non-recurring charges included $1.6 million representing the write-down of intangible assets, $0.5 million for costs associated with the merger with Mountain People's and $1.1 million for costs associated with the grant of stock options under the Company's 1996 Stock Option Plan. Excluding these non-recurring charges, the Company's total operating expenses for the twelve months ended July 31, 1996 would have been $ 63.9 million, or 16.8% of net sales.

         The Company's amortization of intangibles decreased $1.6 million, or approximately 59.5%, to $1.0 million for the twelve months ended July 31, 1997 from $2.6 million for the twelve months ended July 31, 1996. The Company incurred a non-recurring charge of $1.6 million in the twelve months ended July 31, 1996 associated with the write-down of intangible assets.

         Operating Income. Operating income increased $6.5 million, or approximately 54.6 %, to $18.4 million for the twelve months ended July 31, 1997 from $11.9 million for the twelve months ended July 31, 1996. As a percentage of net sales, operating income increased to 4.3% for the twelve months ended July 31, 1997 from 3.1% for the twelve months ended July 31, 1996.

         During the twelve months ended July 31, 1996, the Company incurred $3.2 million in non-recurring charges as discussed above. Excluding these non-recurring charges, operating income for the twelve months ended July 31, 1996 would have been $15.1 million, or 4.0% of net sales.

         Other (Income)/Expense. Total other expense, net, decreased by $2.3 million, or approximately 44.7%, to $2.7 million for the twelve months ended July 31, 1997 from $5.0 million for the twelve months ended July 31, 1996. The decrease was primarily attributable to lower interest payments for the twelve months ended July 31, 1997 resulting from the use of the proceeds of the Company's initial public offering to re-pay debt. As a result, interest expense decreased to $3.1 million for the twelve months ended July 31, 1997 from $5.2 million for the twelve months ended July 31, 1996.

         Income Taxes. The Company's effective income tax rate was 40.9% and 51.1% for the twelve months ended July 31, 1997 and 1996, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible amortization, especially the write-off of the intangible assets in the twelve months ended July 31, 1996, as well as the impact of state and local income taxes.

         Net Income. As a result of the foregoing, the Company's income before extraordinary item for the twelve months ended July 31, 1997 was $9.3 million, or $0.79 per share. In November 1996, the Company completed its initial public offering of stock, the net proceeds of which were used to retire debt. In connection with the Company's early retirement of debt from the proceeds of its initial public offering, the Company recorded an extraordinary loss of $1.6 million ($0.9 million net of taxes) in fiscal 1997. Net income for the twelve months ended July 31, 1997 was $8.3 million, or $0.71 per share.

         Net income for the twelve months ended July 31, 1996 was $3.4 million, or $0.33 per share. Net income for the year included non-recurring charges of $3.2 million ($1.3 million net of taxes) as discussed above. Excluding these non-recurring charges, net income for the twelve months ended July 31, 1996 would have been $4.7 million, or $0.46 per share.

Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1995

         Net Sales. The Company's net sales increased 51.9%, or $97.9 million, to $286.4 million in the nine months ended July 31, 1996 from $188.5 million in the nine months ended July 31, 1995. The increase in net sales was primarily due to additional sales of $74.5 million attributable to Nutrasource and Rainbow, whose operations were included for the entire nine-month period in 1996. Sales of $6.5 million were attributable to two months of operations of Nutrasource during the comparable 1995 period. The increase was also attributable to increased sales by the Company to existing customers, including net sales attributable to new products offered by the Company and net sales to new customers in existing geographic distribution areas as well as new geographic areas not formerly served by the Company.

         Gross Profit. The Company's gross profit increased 47.0%, or $19.2 million, to $60.0 million in the nine months ended July 31, 1996 from $40.8 million in the nine months ended July 31, 1995. The Company's gross profit as a percentage of net sales decreased to 20.9% for the nine months ended July 31, 1996 from 21.6% in the nine months ended July 31, 1995. The decrease in the gross profit as a percentage of net sales was primarily due to the lower-margin business of the Company's recently acquired distributors and to an increase in net sales during fiscal 1996 attributable to natural product supermarket chains. These chains tend to buy in larger quantities and thus qualify for greater volume discounts.

         Operating Expenses. The Company's total operating expense increased 48.3%, or $16.1 million, to $49.4 million in the nine months ended July 31, 1996 from $33.3 million in the nine months ended July 31, 1995. As a percentage of net sales, operating expenses decreased to 17.2% in the nine months ended July 31, 1996 from 17.7% in the nine months ended July 31, 1995. Total operating expenses in the nine months ended July 31, 1996 included a non-cash expense of $1.0 million related to the grant of options under the Company's 1996 Stock Option Plan and a non-recurring expense of $0.5 million representing costs associated with the Mountain People's merger. Excluding the $1.5 million of non-recurring expenses, the Company's total operating expenses would have been $47.8 million, or 16.7% of net sales, for the nine months ended July 31, 1996. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of overhead and fixed expenses over a larger sales base. In addition, the Company achieved increased operating efficiencies through the implementation of new information and warehouse management systems in its Connecticut and Georgia facilities.

         The Company's amortization of intangible assets increased 31.5%, or $0.2 million, to $0.8 million in the nine months ended July 31, 1996 from $0.6 million in the nine months ended July 31, 1995. This increase was primarily attributable to the inclusion of amortization expense for Nutrasource and Rainbow for the entire nine months ended July 31, 1996, compared with the inclusion of two months of amortization expense for Nutrasource for the nine months ended July 31, 1995.

         Operating Income. Operating income increased $3.1 million, or 42.3%, to $10.6 million in the nine months ended July 31, 1996 from $7.5 million in the nine months ended July 31, 1995. As a percentage of net sales, operating income declined to 3.7% in the nine months ended July 31, 1996 from 3.9% in the nine months ended July 31, 1995. Excluding the $1.5 million of non-recurring expenses discussed above, operating income would have been $12.1 million, or 4.2% of net sales, in the nine months ended July 31, 1996.

         Other (Income)/Expense. The $1.8 million increase in interest expense in the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995 was primarily attributable to the indebtedness incurred in connection with the purchase of the Company's Connecticut facility in August 1995 and the acquisitions of Nutrasource and Rainbow, along with an increase in borrowings under the Company's revolving line of credit to fund increasing inventory and accounts receivable balances related to the Company's increased sales.

         Income Taxes. The Company's effective income tax rates were 40.8% and 40.1% for the nine months ended July 31, 1996 and 1995, respectively. The effective rates were higher than the federal statutory rate due to nondeductible costs associated with the merger with Mountain People's, non-deductible amortization and state and local income taxes.

         Net Income. As a result of the foregoing, the Company's net income increased by 24.5%, or $0.8 million, to $4.0 million in the nine months ended July 31, 1996 from $3.2 million in the nine months ended July 31, 1995. Excluding the $1.5 million ($0.9 million net of taxes) non-recurring expenses discussed above, net income would have been $4.9 million, or 1.7% of net sales, in the nine months ended July 31, 1996.

Liquidity and Capital Resources

         The Company historically has financed its operations and growth primarily from cash flows from operations, borrowings under its credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity securities. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivables and inventory.

         Net cash provided by operations was $0.5 million for the twelve months ended July 31, 1997 and $1.5 million for the nine months ended July 31, 1996. Net income increased in fiscal 1997 as compared with fiscal 1996 although cash provided by operating activities decreased. The decrease in cash generated from operations was primarily attributable to increases in accounts receivable and inventory that resulted from the expansion of product lines and the continued growth of the Company's business. The Company's working capital at July 31, 1997 was $48.9 million.

         Net cash used in investing activities was $3.3 million for the twelve months ended July 31, 1997 and $7.0 million for the nine months ended July 31, 1996. Investing activities were primarily related to capital expenditures necessary to fund the expansion of its Connecticut distribution facility, the related purchase of material handling equipment, tractors and trailers and continued upgrade of existing management information systems. The capital expenditures were primarily funded from senior bank indebtedness, including term loans, and capital and operating leases.

         Net cash provided by financing activities was $2.8 million for the twelve months ended July 31, 1997 and $5.3 million for the nine months ended July 31, 1996. During fiscal 1997, the Company issued 2.9 million shares of its common stock in its initial public offering which resulted in net proceeds of $35.5 million. The proceeds were used to pay down debt of the Company. During fiscal 1996, approximately $5.3 million in long-term debt was repaid from cash provided from operations and with the cash proceeds from the re-financing of the Company's senior bank facility.

         On February 20, 1996, the Company entered into a credit agreement with its bank to provide a $50 million facility for working capital, term loans and a mortgage for its Connecticut facility. In March 1997, the Company amended its $50 million credit agreement to allow borrowings up to $10 million for acquisitions, and changed the interest rate under the credit facility to either the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR). The Company has the option to fix the rate for all or a portion of the debt for a period of up to 180 days. Interest on the mortgage facility will accrue at a rate of 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at 1.25% above the five-year U.S. Treasury Note rate. The Company has pledged all of its assets as collateral for the obligations under the credit agreement. As of July 31, 1997, the Company's outstanding borrowings under the credit agreement totaled $6.3 million. The credit agreement expires on July 31, 2002.

         The Company expects to spend approximately $10 million over the next five years in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and to update its material handling equipment. Management believes that it will have adequate capital resources and liquidity to meets its debt obligations and to fund its planned capital expenditures and operate its business for the foreseeable future.

Impact of Inflation

         Historically, the Company has been able to pass along inflation-related increases. Consequently, inflation has not had a material impact upon the results of the Company's operations or profitability.

Seasonality

         Generally, the Company does not experience any material seasonality. However, the Company's sales and operating results may vary significantly from quarter to quarter due to factors such as changes in the Company's operating expenses, management's ability to execute the Company's operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

New Accounting Standards

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," during fiscal 1997. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based compensation. The adoption of SFAS No. 123 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In February 1997, the Financial Accounting Standards Board released SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement replaces the presentation of primary EPS with a presentation of basic EPS. The Statement also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the adoption of SFAS

No. 128 will not have a material impact on the Company's financial condition, results of operations or cash flows.


         The Financial Accounting Standards Board recently issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The effect of the adoption of SFAS No. 129 will not have a material impact on the Company's financial condition, results of operations or cash flows.

         The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The effect of the adoption of SFAS No. 130 will not have material impact on the Company's financial condition, results of operations or cash flows.

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." This statement is effective for financial statements for periods beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The effect of the adoption of SFAS No. 131 will not have a material impact on the Company's financial condition, results of operations or cash flows.

Certain Factors That May Affect Future Results

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Any statements contained herein (including without limitations statements to the effect that United Natural or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements.

         A number of uncertainties exist that could affect United Natural's future operating results, including, without limitation, continued demand for current products offered by United Natural, the success of United Natural's acquisition strategy, competitive pressures, general economic conditions, the success of new product introductions and government regulation.

         A significant portion of United Natural's historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. United Natural recently acquired or merged with three large regional distributors of natural products, and, if the merger with Stow is consummated, will merge with another large regional distributor. The successful and timely integration of these acquisitions and mergers is critical to future operating and financial performance of United Natural. While the integration of these acquisitions and mergers with United Natural's existing operations has begun, United Natural believes that the integration will not be substantially completed until the end of calendar 1998. The integration will require, among other things, coordination of administrative, sales and marketing, distribution, and accounting and finance functions and expansion of information and warehouse management systems among United Natural's regional operations. The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on United Natural's business, financial condition or results of operations. In addition, the process of combining the companies could cause the interruption of, or loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.

     United Natural is currently experiencing a period of growth which could place a significant strain on its management and other resources. United Natural's business has grown significantly in size and complexity over the past several years. The growth in the size of United Natural's business and operations has placed and is expected to continue to place a significant strain on United Natural's management. United Natural's future growth is limited in part by the size and location of its distribution centers. There can be no assurance that United Natural will be able to successfully expand its existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, United Natural's growth strategy to expand its market presence includes possible additional acquisitions. To the extent United Natural's future growth includes acquisitions, there can be no assurance that it will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets.

     United Natural operates in highly competitive markets, and its future success will be largely dependent on its ability to provide quality products and services at competitive prices. United Natural's competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that the mass market grocery distributors will not increase their emphasis on natural products and more directly compete with United Natural or that new competitors will not enter the market.

     The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the emergence of natural products supermarket chains may have an adverse effect on United Natural's profit margins in the future as more customers qualify for greater volume discounts offered by United Natural. The grocery industry is also sensitive to national and regional economic conditions, and the demand for product supply may be adversely affected from time to time by economic downturns.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not applicable.

Item 8.
                  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
United Natural Foods, Inc. and Subsidiaries:

Independent Auditors' Report........................................     30

Consolidated Balance Sheets.........................................     31

Consolidated Statements of Income...................................     32

Consolidated Statements of Stockholders' Equity.....................     33

Consolidated Statements of Cash Flows...............................     34

Notes to Consolidated Financial Statements..........................     36

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
United Natural Foods, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended October 31, 1995, for the nine months ended July 31, 1996, and for the year ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 1996 and 1997 and the results of their operations and their cash flows for the year ended October 31, 1995, for the nine months ended July 31, 1996, and for the year ended July 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP


Providence, Rhode Island
September 5, 1997

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                        July 31,        July 31,
                                                                                                          1996            1997
                                                                                                          ----            ----
                                              ASSETS
Current assets:
   Cash ..........................................................................................   $      51,255    $      16,477
   Accounts receivable, net of allowance for doubtful accounts of $1,277,755 in 1996 and
     $2,149,628 in 1997 ..........................................................................      25,657,156       30,019,556
   Notes receivable, trade .......................................................................         360,137          866,160
   Inventories ...................................................................................      38,667,548       45,030,476
   Prepaid expenses ..............................................................................       1,691,548        3,496,385
   Deferred income taxes (note 10) ...............................................................         796,216        1,031,767
     Total current assets ........................................................................      67,223,860       80,460,821
                                                                                                     -------------    -------------
Property and equipment, net (note 6) .............................................................      20,603,663       20,379,327
                                                                                                     -------------    -------------
Other assets:
   Notes receivable, trade, net ..................................................................       1,067,697          995,398
   Goodwill, net of accumulated amortization of $556,345 in 1996 and $790,684 in 1997 (note 2)  ..       8,096,395        7,579,408
   Covenants not to compete, net of accumulated amortization of $711,737 in 1996 and
     $1,552,306 in 1997 (note 2) .................................................................       1,117,234          591,665
   Deferred acquisition related expenses .........................................................          -               217,856
                                                                                                                      -------------
   Other, net ....................................................................................         635,290          760,879
                                                                                                     -------------    -------------
                                                                                                        10,916,616       10,145,206
                                                                                                     -------------    -------------
     Total assets ................................................................................   $  98,744,139    $ 110,985,354
                                                                                                     =============    =============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (note 4) ........................................................................   $  30,112,868    $   6,277,300
   Current installments of long-term debt (note 5) ...............................................       4,086,795        2,247,281
   Current installments of obligations under capital leases (note 7) .............................         357,404          499,984
   Accounts payable ..............................................................................      17,139,406       17,994,561
   Accrued expenses ..............................................................................       4,978,331        3,991,025
   Income taxes payable ..........................................................................         303,513          377,322
   Other .........................................................................................         158,149          190,667
                                                                                                     -------------    -------------
     Total current liabilities ...................................................................      57,136,466       31,578,140
Long-term debt, excluding current installments (note 5) ..........................................      22,170,855       15,569,665
Deferred income taxes (note 10) ..................................................................         407,346          677,560
Obligations under capital leases, excluding current installments (note 7) ........................         847,918          983,432
                                                                                                     -------------    -------------
     Total liabilities ...........................................................................      80,562,585       48,808,797
                                                                                                     -------------    -------------
Stockholders' equity (note 12):
   Common stock, $.01 par value, authorized 25,000,000 shares;
     issued 8,713,100 shares and outstanding 8,692,695 shares in 1996, issued 12,398,830 shares
     and outstanding 12,378,425 shares in 1997 ...................................................          87,131          123,988
   Additional paid-in capital ....................................................................       1,383,511       40,056,154
   Stock warrants (note 5) .......................................................................       3,200,000             -
   Unallocated shares of employee stock ownership plan (note 11) .................................      (3,073,600)      (2,910,400)
   Retained earnings .............................................................................      16,628,966       24,951,269
   Treasury stock, 20,405 shares at cost .........................................................         (44,454)         (44,454)
                                                                                                     -------------    -------------
     Total stockholders' equity ..................................................................      18,181,554       62,176,557
                                                                                                     -------------    -------------
Commitments (notes 8 and 9)
     Total liabilities and stockholders' equity ..................................................   $  98,744,139    $ 110,985,354
                                                                                                     =============    =============


         See accompanying notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Nine
                                                                      Year ended      months ended      Year ended
                                                                      October 31,       July 31,          July 31,
                                                                         1995             1996             1997
                                                                         -----            -----            ----
Net sales .......................................................   $ 283,323,435    $ 286,448,399    $ 421,697,941
Cost of sales ...................................................     223,482,549      226,481,766      334,583,617
                                                                    -------------    -------------    -------------
            Gross profit ........................................      59,840,886       59,966,633       87,114,324
                                                                    -------------    -------------    -------------
Operating expenses ..............................................      48,653,214       48,564,649       67,633,123
Amortization of intangibles (note 1(f)) .........................       2,425,618          792,615        1,060,442
                                                                    -------------    -------------    -------------
            Total operating expenses ............................      51,078,832       49,357,264       68,693,565
                                                                    -------------    -------------    -------------
            Operating income ....................................       8,762,054       10,609,369       18,420,759
                                                                    -------------    -------------    -------------
Other expense (income):
      Interest expense ..........................................       3,403,009        3,942,820        3,081,440
      Other, net ................................................        (173,312)        (136,869)        (331,983)
                                                                    -------------    -------------    -------------
            Total other expense .................................       3,229,697        3,805,951        2,749,457
                                                                    -------------    -------------    -------------
           Income before income taxes and
                extraordinary item ..............................       5,532,357        6,803,418       15,671,302
Income taxes (note 10) ..........................................       2,929,856        2,778,121        6,416,070
                                                                    -------------    -------------    -------------
           Income before extraordinary item .....................       2,602,501        4,025,297        9,255,232
                                                                    -------------    -------------    -------------
Extraordinary item - loss on early retirement
             of debt, net of income tax benefit $661,822 ........            --               --            932,929
                                                                    -------------    -------------    -------------
             Net income .........................................   $   2,602,501    $   4,025,297    $   8,322,303
                                                                    =============    =============    =============
Income per share of common stock before
             extraordinary item .................................   $        0.26    $        0.40    $        0.79
                                                                    =============    =============    =============
Extraordinary item ..............................................   $        --      $        --      $        0.08
                                                                    =============    =============    =============
Net income per share of common stock ............................   $        0.26    $        0.40    $        0.71
                                                                    =============    =============    =============

Weighted average common and common equivalent shares ............      10,148,374       10,143,809       11,697,587
                                                                    =============    =============    =============


         See accompanying notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Unallocated
                                    Outstanding              Additional                    Shares of
                                      Number       Common     Paid-in     Stock         Employee Stock   Retained
                                    of Shares      Stock      Capital    Warrants       Ownership Plan   Earnings
                                    ---------      -----      -------    --------       --------------   --------
Balances October 31, 1994.....      8,713,100     $87,131     $327,411  $3,200,000       $(3,359,200)   $10,001,168
   Allocation of shares of
     ESOP.....................            --           --           --          --           163,200             --
   Net income.................            --           --           --          --                --      2,602,501
                                   ----------   ---------    ---------   ---------      ------------   ------------

Balances October 31, 1995.....      8,713,100      87,131      327,411   3,200,000        (3,196,000)    12,603,669
   Allocation of shares to
     ESOP.....................            --           --           --          --           122,400             --
   Purchase of treasury
     stock....................        (20,405)         --           --          --               --              --
   Stock options (note 3).....            --           --    1,056,100          --               --              --
   Net income.................            --           --           --          --               --       4,025,297
                                   ----------   ---------    ---------   ---------      ------------   ------------

Balances July 31, 1996........      8,692,695      87,131    1,383,511   3,200,000        (3,073,600)    16,628,966
   Issuance of common stock
     (note 1(n))..............      2,900,000      29,000   35,480,500          --               --              --
    Exercise of stock warrants        785,730       7,857    3,192,143  (3,200,000)
   Allocation of shares of
     ESOP.....................            --           --           --          --          163,200              --
   Net income.................            --           --           --          --               --       8,322,303
                                   ----------   ---------    ---------   ---------      ------------   ------------
Balances July 31, 1997........     12,378,425  $  123,988 $ 40,056,154          --       $(2,910,400)  $ 24,951,269
                                   ==========  ========== ============   =========      ============   ============


                                                   Total
                                  Treasury      Stockholders'
                                    Stock          Equity
                                    -----          ------
Balances October 31, 1994.....           --      $10,256,510
   Allocation of shares of
     ESOP.....................           --          163,200
   Net income.................           --        2,602,501
                                  ---------     ------------

Balances October 31, 1995.....           --       13,022,211
   Allocation of shares to
     ESOP.....................           --          122,400
   Purchase of treasury
     stock....................    $ (44,454)         (44,454)
   Stock options (note 3).....           --        1,056,100
   Net income.................           --        4,025,297
                                  ---------     ------------

Balances July 31, 1996........      (44,454)      18,181,554
   Issuance of common stock
     (note 1(n))..............           --       35,509,500
    Exercise of stock warrants                            --
   Allocation of shares of
     ESOP.....................           --          163,200
   Net income.................           --        8,322,303
                                  ---------     ------------
Balances July 31, 1997........    $ (44,454)    $ 62,176,557
                                  =========     ============


         See accompanying notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended       Nine months      Year ended
                                                                                   October 31,     ended July 31,     July 31,
                                                                                       1995             1996            1997
                                                                                       ----             ----            ----
Cash flows from operating activities:
   Net income.................................................................       $ 2,602,501     $ 4,025,297       $ 8,322,303
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Extraordinary loss on early extinguishment of debt, net of tax..........               --              --            932,929
      Depreciation, amortization and write-off of intangibles.................         4,273,244       3,012,061         4,416,661
      Loss (gain) on disposals of property and equipment......................          (123,583)         24,441             8,930
      Accretion of original issue discount....................................           530,004         458,541           152,847
      Compensation expense related to stock options...........................               --        1,056,100              --
      Deferred income taxes...................................................           330,158        (270,254)           (4,520)
      Provision for doubtful accounts.........................................           762,764         646,828         2,112,015
      Increase in accounts receivable.........................................        (5,544,515)     (1,997,444)       (6,474,415)
      Increase in inventory...................................................        (9,989,327)     (3,203,177)       (6,362,928)
      Increase in prepaid expenses............................................          (228,391)       (708,539)       (1,804,837)
      Decrease (increase) in other assets.....................................         2,025,426         300,253          (375,853)
      Increase in notes receivable, trade.....................................          (265,113)       (203,630)         (433,724)
      Increase (decrease) in accounts payable.................................         4,488,652      (2,871,234)          855,155
      Increase (decrease) in accrued expenses.................................           503,467       1,080,891          (954,789)
      Increase (decrease) in income taxes payable.............................          (220,989)        195,332            73,809
                                                                                     -----------     -----------       -----------
            Net cash provided by (used in) operating activities...............          (855,702)      1,545,466           463,583
                                                                                     -----------     -----------       -----------

Cash flows from investing activities:
   Proceeds from disposals of property and equipment..........................           147,666          43,021            95,028
   Capital expenditures.......................................................        (9,934,590)     (7,091,280)       (3,350,378)
   Payments for purchases of subsidiaries, net of cash acquired...............        (8,672,834)            --               --
                                                                                     -----------     -----------       -----------
            Net cash used in investing activities.............................       (18,459,758)     (7,048,259)       (3,255,350)
                                                                                     -----------     -----------       -----------

Cash flows from financing activities:
   Net borrowings (repayments) under note payable.............................        12,388,997       4,922,460       (23,835,568)
   Repayments of long-term debt...............................................        (2,046,824)     (5,349,788)      (20,969,524)
   Proceeds from long-term debt...............................................         9,604,443       6,184,986        12,528,820
   Principal payments of capital lease obligations............................          (251,632)       (387,947)         (476,239)
   Payment of financing costs.................................................          (321,044)            --               --
   Proceeds from issuance of common stock, net................................               --              --         35,509,500
   Purchase of treasury stock.................................................               --          (44,454)             --
                                                                                     -----------     -----------       -----------
            Net cash provided by financing activities.........................        19,373,940       5,325,257         2,756,989
                                                                                     -----------     -----------       -----------
Net increase (decrease) in cash...............................................            58,480        (177,536)          (34,778)
Cash at beginning of period...................................................           170,311         228,791            51,255
                                                                                     -----------     -----------       -----------
Cash at end of period.........................................................       $   228,791     $    51,255       $    16,477
                                                                                     ===========     ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest................................................................       $ 2,638,000     $ 2,120,000       $ 3,299,475
                                                                                     ===========     ===========       ===========
      Income taxes............................................................       $ 2,838,000     $ 2,467,000       $ 5,319,860
                                                                                     ===========     ===========       ===========

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

      Supplemental schedule of non-cash investing and financing activities:

            In 1995, the Company purchased substantially all of the assets of one retail store, substantially all of the assets of one wholesale distributor and the capital stock of another wholesale distributor for $6,725,000. In conjunction with the acquisitions, liabilities were assumed as follows:

            Fair value of assets acquired......................        $21,315,000
            Cash paid..........................................          6,725,000
                                                                       -----------
                  Liabilities assumed and debt issued..........        $14,590,000
                                                                       ===========

      In 1996 and 1997, the Company incurred capital lease obligations of approximately $582,000 and $786,000 respectively for equipment.




          See accompanying notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JULY 31, 1996 AND 1997

(1)  SIGNIFICANT ACCOUNTING POLICIES

   (a) Nature of Business

     United Natural Foods, Inc. and Subsidiaries (the Company) is a distributor and retailer of natural products. The Company sells its products throughout the United States. For purposes of segment reporting, the Company considers its operations to be within a single industry.

   (b) Basis of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   (c) Inventories

     Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

   (d) Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation and amortization are principally provided under the straight-line method over the estimated useful lives.

   (e) Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (f) Intangible Assets

     Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations and is being amortized on the straight line method over thirty years. Covenants not to compete are stated at cost and are amortized using the straight-line method over the lives of the respective agreements, generally five years.

     The Company evaluates impairment of intangible assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Impairment losses are determined based upon the excess of carrying amounts over expected future cash flows (undiscounted) of the underlying business. The assessment of the recoverability of intangible assets will be impacted if estimated future cash flows are not achieved.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

      In fiscal 1995, the Company wrote off approximately $1,564,000 in intangible assets, primarily goodwill, upon evaluating impairment of the underlying business of certain of its retail operations. The impairment was indicated by projected cash flow losses caused by increased competition at one location and a change in demographics for the other affected location. This amount is included in "Amortization of Intangibles" in the 1995 Consolidated Statement of Income.

   (g) Revenue Recognition and Trade Receivables

      The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States.

   (h) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short term nature of these instruments. The carrying value of notes receivable, long term debt and capital lease obligations approximate fair value based on the instruments' interest rate, terms, maturity date, and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

   (i) Change in Fiscal Year

      Effective November 1, 1995, the Company elected to change its fiscal year end from October 31 to July 31.

   (j) Accounting Changes

      Effective November 1, 1995, the Company changed its method of accounting for certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Due to a number of recent acquisitions, the Company's subsidiaries were accounting for inventories on varying methods (LIFO, FIFO) and using different calculation methodologies for LIFO. In order to conform all the Company's inventories to the same valuation method and to enhance the comparability of the Company's financial results with other publicly traded entities, the conforming change to FIFO was made, which was deemed preferable for these reasons. This change has been applied retroactively and financial statements of prior periods have been restated.

   (k) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (l) Notes Receivable, Trade

      The Company issues notes receivable, trade to certain customers under two basic circumstances, inventory purchases for initial store openings and overdue accounts receivable. Initial store opening notes are generally receivable over a period not to exceed twelve months. The overdue accounts receivable notes may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

    (m) Employee Benefit Plans

      The Company sponsors various defined contribution plans that cover substantially all employees. Pursuant to certain stock incentive plans, the Company has granted stock options to key employees and to non-employee directors. The Company accounts for stock option grants using the intrinsic value based method.

   (n) Net Income Per Share

      Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and common stock equivalents. For purposes of this calculation, outstanding stock options and stock warrants are considered common stock equivalents and totaled approximately 1.8 million shares for all periods presented (approximately 1.4 million incremental shares under the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Company's registration statement relating to its initial public offering have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was the assumed initial public offering price. The number of shares used in all calculations has been adjusted to reflect a fifty-five-for-one stock split effective August 30, 1996.

      In November 1996, the Company completed a public offering of its common stock. Proceeds from the sale of 2.9 million shares were used to repay outstanding bank indebtedness. Assuming the aforementioned sale of common stock and repayment of debt occurred effective August 1, 1996, supplementary income before extraordinary item per common and common share equivalent for the year ended July 31, 1997 would have been $0.76 based upon 12,670,732 weighted average common and common equivalent shares.

(2)   ACQUISITIONS

Subsequent event
      In June 1997, the Company entered into an Agreement and Plan of Reorganization with Stow Mills, Inc. of Chesterfield, New Hampshire, which distributes natural products. This business combination transaction will be accounted for as a pooling of interests. The Company expects the transaction to be closed during the first quarter of 1998.

Fiscal 1996
      In February 1996, Cornucopia Natural Foods, Inc. (CNF) and Mountain People's Warehouse, Inc. (MPW) merged in a business combination accounted for as a pooling of interests. CNF issued 3,213,100 shares, which represented approximately 37% of the common stock of CNF after the merger, in exchange for all of the outstanding common stock of MPW. The combined entity changed its name to United Natural Foods, Inc. The financial statements for all periods presented reflect the merger. Net sales for fiscal 1995 and the quarter ended January 31, 1996 for CNF were $145.6 million and $48.7 million (unaudited), respectively. Net income for fiscal 1995 and the quarter ended January 31, 1996 for CNF was $0.9 million and $1.0 million (unaudited), respectively. Net sales for fiscal 1995 and the quarter ended January 31, 1996 for MPW were $137.7 million and $43.6 million (unaudited), respectively. Net income for fiscal 1995 and the quarter ended January 31, 1996 for MPW $1.7 million and $0.1 million (unaudited), respectively.

Fiscal 1995
      During fiscal 1995, the Company acquired substantially all of the assets of one natural products retailer, SunSplash Market, Inc. (in April 1995), one wholesale distributor, Prem Mark, Inc. (the predecessor business to

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

Rainbow Natural Foods, Inc.) (in July 1995) and the capital stock of another wholesale distributor, Nutrasource, Inc. (in May 1995) in business combinations accounted for as purchases. The results of operations of these acquisitions have been included in the accompanying financial statements since the dates of the acquisitions. The total cash paid and debt issued for these acquisitions was approximately $12,470,000, which exceeded the fair value of the net assets acquired by approximately $6,329,000. This excess of purchase price over the net assets acquired has been recorded as goodwill, and is being amortized over thirty years.

      In connection with these acquisitions, the Company executed covenants not to compete and consulting agreements totaling $505,000 to be amortized using the straight-line method over the lives of the respective agreements, generally five years.

(3)   STOCK OPTION PLAN

      The Company implemented Statement of Financial Accounting Standards
No. 123, "Accounting for Stock- Based Compensation," during fiscal 1997. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net income would have been $2.4 million and $8.1 million for 1996 and 1997, respectively, and earnings per share would have been $0.24 and $0.70 for 1996 and 1997, respectively. The weighted average grant date fair value of options granted during 1996 and 1997 was $6.47 and $5.84 per option, respectively. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 1996 and 1997: a dividend yield of 0.0%, an expected volatility of 46.5%, a risk free interest rate of 6.07% and an expected life of 8 years.

      On July 29, 1996, the Board of Directors adopted, and on July 31, 1996 the stockholders approved, the 1996 Stock Option Plan which provides for grants of stock options to employees, officers, directors and others. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or options not intended to qualify as incentive stock options ("non-statutory options"). A total of 1,375,000 shares of common stock may be issued upon the exercise of options granted under the 1996 Stock Option Plan.

      In 1996, as consideration for their services on the Company's Board of Directors, four employee-directors were awarded a total of 324,500 non-statutory stock options under the Company's 1996 Stock Option Plan at an exercise price of $6.38 per share which vested immediately. In addition, one non-employee director was awarded a total of 16,500 non-statutory stock options under the 1996 Stock Option Plan at an exercise price of $9.64 per share which vest after three years. Incentive stock options to purchase an aggregate of 297,000 shares of common stock were also granted to several employees at not less than the fair value at the date of grant, with vesting at various rates generally over the next five years. Compensation expense of $1,056,100 was charged to operations in fiscal 1996 related to the employee-director stock options.

      The following table summarizes the stock option activity for fiscal 1996 and 1997.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES


                                                              1996                                      1997
                                                              ----                                      ----

       Average                                                       Weighted Average                          Weighted Average

                                                    Shares           Exercise Price            Shares          Exercise Price
                                                    ------           --------------            ------          --------------
           Outstanding at beginning of year               -                 -                  638,000             $8.11
           Granted                                  638,000             $8.11                   16,500             $9.64
           Exercised                                      -                 -                        -                 -
           Canceled                                       -                 -                        -                 -
                                                    -------                                    -------
           Outstanding at end of year               638,000             $8.11                  654,500              $8.14
                                                    =======             =====                  =======              =====

           Options exercisable at year end                                                     434,500              $7.18
                                                                                               =======              =====

The 654,500 outstanding stock options at July 31, 1997 had a range of exercise prices from $6.38 to $10.60 per share. The weighted average remaining years of contractual life for these outstanding stock options is 9 years.

(4)   NOTES PAYABLE

      The Company entered into a line of credit and term loan agreement (see note 5) with a bank effective February 20, 1996. The agreement has had two subsequent amendments effective March 1, 1997 and July 1, 1997. The line of credit agreement permits the Company to borrow up to a maximum of $50,000,000. The term loan agreement provides for the Company to borrow up to $13,000,000 to finance real estate acquisitions as well as $10,000,000 to finance acquisitions. The amount of borrowing is based upon the sum of 90% of eligible accounts receivable and 55% of eligible inventory. Interest on the loans is at New York prime interest rate or 1.00% above the LIBOR rate.

The Company has the option to fix the rate for all or a portion of the debt for a period of up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, and the Company has the option to fix the rate for a period of five years at 1.25% above the five-year U.S. Treasury Note rate. The bank's prime rate was 8.25% and 8.50% at July 31, 1996 and 1997, respectively. The line of credit agreement, which terminates July 2002, is secured by all assets of the Company and contains certain restrictive covenants. The Company was in compliance with its restrictive covenants at July 31, 1997.

 (5)  LONG-TERM DEBT

           Long-term debt consisted of the following:

                                                                                                     July 31,         July 31,
                                                                                                       1996             1997
                                                                                                       ----             ----
      Note payable to limited partnership, secured, with interest ranging from
         8% to 12% per annum payable quarterly, maturing October 1998..........................      $  4,744,545            -

      Term loan for employee stock ownership plan, secured by stock of the
         Company, due $13,600 monthly plus interest at 10%, balance due
         May 1, 2015...........................................................................         3,073,600        $2,910,400

      Real estate term loan payable to bank, secured by land and building,
         refinanced in July 1997...............................................................         5,775,000            25,000

      Term loan payable to former owners of acquired business, secured by
         substantially all assets of subsidiary, repayment made in November 1996...............         2,785,409            -

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

      Term loan payable to bank, secured by substantially all assets of the
         Company, with monthly principal payments of $50,000 through July
         2002 and the remaining principal due on July 31, 2002, interest at bank's
         prime plus 0.25% or at 2.25% above the LIBOR rate.....................................         4,702,381        12,000,000

      Installment notes secured by equipment, payable in monthly installments
         through 2002 at interest rates ranging from 7.43% to 11.82%...........................         1,958,257         2,319,553

      Other notes payable to former owners of acquired businesses and former stockholders of subsidiaries, maturing at various dates through
         February 2002 at interest rates ranging from 6% to 10%................................         3,164,835           527,679

      Notes payable to bank, secured by automobiles, including interest
         ranging from 6.25% to 7.25%, primarily due over three years...........................            53,623            34,314
                                                                                                           ------            ------

                                                                                                       26,257,650        17,816,946
      Less: current installments...............................................................         4,086,795         2,247,281
                                                                                                     ------------      ------------
      Long-term debt, excluding current installments...........................................       $22,170,855      $ 15,569,665
                                                                                                      ===========      ============

The Company entered into a Note and Warrant Purchase Agreement (the Agreement) with a limited partnership (the Purchaser) on November 17, 1993. Under the Agreement, the Company issued to the Purchaser a Senior Note in the principal amount of $6,500,000 and a Common Stock Purchase Warrant for 1,166,660 shares of the common stock of the Company. The Senior Note was repaid in full in November 1996 upon receipt of the proceeds from the initial public offering. The loss on the early retirement of debt has been reflected as an extraordinary item of $932,929, net of the income tax benefit of $661,822. This loss represents the charge off of the remaining original issue discount at the date of repayment. The Purchaser exercised stock warrants to purchase 785,730 shares of common stock during fiscal 1997 at a price of $.01 per share, with the remaining stock warrants repurchased by the Company. Interest on the Senior Note ranged from 8% to 12% per annum.

      Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 1997:

                     1998............         $ 2,247,281
                     1999............           1,439,660
                     2000............           1,233,060
                     2001............           1,025,435
                     2002............           9,777,110
                     Thereafter......           2,094,400
                                              -----------
                                              $17,816,946
                                              ===========

(6)   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at July 31, 1996 and 1997:

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES


                                                                      Estimated
                                                                        Useful
                                                                    Lives (Years)               1996                 1997
                                                                    -------------               ----                 ----
      Land.......................................................                          $    266,870         $    266,870
      Building...................................................         40                  9,477,204            9,600,602
      Leasehold improvements.....................................        5-10                 3,380,199            4,440,907
      Warehouse equipment........................................        5-10                 5,454,745            5,360,479
      Office equipment...........................................        3-5                  4,075,772            4,657,930
      Motor vehicles.............................................         3                   4,669,065            5,195,933
      Equipment under capital leases.............................         5                   1,769,139            2,532,031
      Construction in progress...................................                               337,507              196,392
                                                                                            -----------          -----------
                                                                                             29,430,501           32,251,144
      Less accumulated depreciation and amortization.............                             8,826,838           11,871,817
                                                                                            -----------          -----------
            Net property and equipment...........................                           $20,603,663          $20,379,327
                                                                                            ===========          ===========


(7)   CAPITAL LEASES

      The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

      Minimum future lease payments under capital leases as of July 31, 1997 for each of the next five fiscal years and in the aggregate are:


Year ended July 31                                                                       Amount
------------------                                                                      --------
      1998.......................................................................     $   601,193
      1999.......................................................................         472,868
      2000.......................................................................         423,112
      2001.......................................................................          71,292
      2002 and thereafter........................................................         120,262
                                                                                      -----------
            Total minimum lease payments.........................................       1,688,727
      Less: Amount representing interest.........................................         205,311
                                                                                      -----------
            Present value of net minimum lease payments..........................       1,483,416
      Less: current installments.................................................         499,984
                                                                                      -----------
            Capital lease obligations, excluding current installments............     $   983,432
                                                                                      ===========


(8)   COMMITMENTS AND CONTINGENCIES

      The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

      The Company also leases equipment under master lease agreements. Payment under these agreements will continue for a period of four years. The equipment lease agreements contain covenants concerning the maintenance of certain financial ratios. The Company was in compliance with its covenants at July 31, 1997.

      Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 1997 are as follows:

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     1998............        $  3,459,526
                     1999............           3,249,833
                     2000............           2,617,024
                     2001............           1,570,894
                     2002............           1,072,295
                                             ------------
                                             $ 11,969,572
                                             ============


      Rent and other lease expense for the year ended October 31, 1995 totaled approximately $5,441,000. Rent and other lease expense for the nine months ended July 31, 1996 and the year ended July 31, 1997 totaled approximately $4,667,000 and $6,321,000, respectively.

      Outstanding commitments as of July 31, 1997 for the purchase of inventory were approximately $9,523,000. The Company had outstanding letters of credit of approximately $352,000 at July 31, 1997 which were necessary in order to secure business with certain foreign vendors.

      The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(9)   SALARY REDUCTION/PROFIT SHARING PLANS

      The Company has several salary reduction/profit sharing plans, generally called "401(k) Plans" (the Plan), covering various employee groups. Under this type of Plan the employees may choose to reduce their compensation and have these amounts contributed to the Plan on their behalf. In order to become a participant in the Plan, the employee must meet certain eligibility requirements as described in the Plan document. In addition to amounts contributed to the Plan by employees, the Company makes contributions to the Plan on behalf of the employees. The Company contributions to the Plan were $279,354, $290,991 and $359,275 for the year ended October 31, 1995, for the nine months ended July 31, 1996 and the year ended July 31, 1997, respectively.

(10)  INCOME TAXES

      Total Federal and state income tax expense consists of the following:


                                                            Current       Deferred          Total
                                                          -----------   ------------      ---------
      Fiscal year ended October 31, 1995:
            U.S. Federal............................       $2,079,758     $ 302,052       $2,381,810
            State and local.........................          519,940        28,106          548,046
                                                           ----------     ---------       ----------
                                                           $2,599,698     $ 330,158       $2,929,856
                                                           ==========     =========       ==========
      Nine months ended July 31, 1996:
            U.S. Federal............................       $2,427,429     $(254,587)      $2,172,842
            State and local.........................          620,946       (15,667)         605,279
                                                           ----------     ---------       ----------
                                                           $3,048,375     $(270,254)      $2,778,121
                                                           ==========     =========       ==========
      Fiscal year ended July 31, 1997:
         From continuing operations
            U.S. Federal............................       $4,838,809       $18,979       $4,857,788
            State and local.........................        1,581,781       (23,499)       1,558,282
                                                           ----------     ---------       ----------
                                                            6,420,590        (4,520)       6,416,070
                                                           ----------     ---------       ----------


                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES


         Extraordinary item
            U.S. Federal............................        (542,215)             --       (542,215)
            State and local.........................        (119,607)             --       (119,607)
                                                            ---------             --       ---------
                                                            (661,822)             --       (661,822)
                                                            ---------             --       ---------

                                                           $5,758,768       $(4,520)      $5,754,248
                                                           ==========       ========      ==========


           Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35% for Fiscal 1997) applied to income before income taxes as a result of the following:


                                                                               October 31,     July 31,       July 31,
                                                                                  1995           1996           1997
                                                                                  ----           ----           ----
      Computed "expected" tax expense...................................       $1,881,001     $2,313,162     $4,926,793
      State and local income tax, net of Federal income tax
         benefit........................................................          361,710        399,484        935,139
      Merger related expenses...........................................               --        155,743             --
      Non-deductible expenses...........................................           20,240         69,871         42,140
      Non-deductible amortization.......................................          478,623          4,714         15,666
      Other, net........................................................          188,282       (164,853)      (165,490)
                                                                               ----------     ----------     ----------
                                                                               $2,929,856     $2,778,121     $5,754,248
                                                                               ==========     ==========     ==========


      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 1996 and 1997 are presented below:


                                                                                                       1996             1997
                                                                                                       -----            ----
      Deferred tax assets:
            Inventories, principally due to additional costs inventoried for tax
                    purposes...................................................................      $ 421,099        $460,184
            Rents deducted for book purposes in excess of tax..................................         27,732          22,133
            Financing costs....................................................................         24,662          25,272
            Intangible assets..................................................................        221,242         300,636
            Deferred compensation..............................................................        400,896         410,823
            Accrued vacation...................................................................         59,048          77,336
            Accounts receivable, principally due to allowances for uncollectible
               accounts........................................................................        280,693         201,574
            Other..............................................................................        165,141              --
                                                                                                    ----------       ---------
                  Total gross deferred tax assets..............................................      1,600,513       1,497,958
      Less valuation allowance.................................................................             --              --
                                                                                                    ----------       ---------
                  Net deferred tax assets......................................................      1,600,513       1,497,958
                                                                                                    ----------       ---------
      Deferred tax liabilities:
            Plant and equipment, principally due to differences in depreciation................        536,295         571,195
            Reserve for LIFO inventory method..................................................        675,348         522,712
            Other..............................................................................             --          49,844
                                                                                                    ----------       ---------
                  Total deferred tax liabilities...............................................      1,211,643       1,143,751
                                                                                                     ---------       ---------
      Net deferred tax assets..................................................................       $388,870        $354,207
                                                                                                      =========       ========

      Current deferred income tax assets.......................................................      $ 796,216      $1,031,767
      Non-current deferred income tax liabilities..............................................       (407,346)      (677,560)
                                                                                                      ---------      ---------
                                                                                                     $ 388,870        $354,207
                                                                                                     =========        ========


                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

      In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for Federal and state tax purposes appears more likely than not.

 (11)   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company adopted the Cornucopia Natural Foods, Inc. (predecessor company) Employee Stock Ownership Plan (the Plan) for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

      In connection with the adoption of the Plan, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the outstanding Common Stock of the Company at a price of $4,080,000. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the ESOT shares pledged as collateral. These notes bear interest at 10% and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During 1995, 1996 and 1997 contributions totaling approximately $492,000, $358,000 and $463,000, respectively, were made to the Trust. Of these contributions, approximately $328,000, $235,000 and $300,000, respectively, represented interest.

      The ESOP shares were classified as follows:


                                                      July 31,        July 31,
                                                        1996            1997
                                                        ----            ----
      Allocated shares.........................         484,000        550,000
      Shares released for allocation...........          66,000         88,000
      Shares distributed to employees..........         (20,405)       (20,405)
      Unreleased shares........................       1,650,000      1,562,000
                                                      ---------      ---------
            Total ESOP shares..................       2,179,595      2,179,595
                                                      =========      =========


      The fair value of unreleased shares was approximately $37,488,000 at July 31, 1997. Employees have the option of putting their shares back to the Company upon leaving employment. This option will remain available until the shares held by the Trust are registered.

(12)   STOCK SPLIT

      In connection with the Company's initial public offering of shares of common stock, on August 30, 1996, the Board of Directors adopted, and the stockholders approved, an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 200,000 to 25,000,000 and stating the par value of such shares as $0.01, and the Company effected a fifty-five-for-one split of its issued and outstanding common stock. All share, option and warrant and per share data presented in the accompanying

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES consolidated financial statements have been restated to reflect the increased number of authorized and outstanding shares of common stock.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. Quarterly information shown below does not vary from amounts reported on any Form 10-Q previously filed by the Company. There were no dividends paid or declared during 1996 and 1997, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future. The comparable fiscal year 1996 information has been created by combining actual fiscal 1996 results with the fourth quarter results for fiscal 1995.


                                            First              Second                Third               Fourth           Full Year
------------------------------------------------------------------------------------------------------------------------------------

1997
---

Net sales                                $99,500,710         $103,405,227         $108,132,374         $110,659,630     $421,697,941


Gross profit                              20,591,933           21,425,693           22,399,006           22,697,692       87,114,324


Income before income taxes
   and extraordinary item                  2,448,117            3,691,870            4,918,188            4,613,127       15,671,302


Extraordinary item                                 -              932,929                    -                    -          932,929


Net income                                 1,387,036            1,250,541            2,881,952            2,802,774        8,322,303


Per common share
       Income before
           extraordinary item            $      0.14         $       0.20         $       0.23         $       0.22     $       0.79

       Market Price
       High                                                        17 1/2                   17               24 3/8           24 3/8

       Low                                                         12 1/2                   13                   15           12 1/2

Weighted average shares
       outstanding                        10,114,228           12,411,226           12,411,226           12,748,733       11,697,587



1996
----
Net sales                                $94,821,978         $ 92,283,081         $ 96,432,295         $ 97,733,021     $381,270,375


Gross profit                              19,045,778           19,344,448           20,218,680           20,403,504       79,012,410


Income before income taxes                   138,462            1,807,008            2,779,175            2,217,233        6,941,878


Net income (loss)                           (630,527)           1,109,060            1,552,023            1,364,212        3,394,768


Per common share
       Income                            $     (0.06)        $       0.11         $       0.15         $       0.13     $       0.33

Weighted average shares
       outstanding                        10,134,693           10,134,693           10,134,693           10,138,172       10,145,823



Item 9.

     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    Part III

Item 10.
               Directors and Executive Officers of the Registrant

     The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1997 (the "1997 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Item 11.
                             Executive Compensation

     The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement and is incorporated herein by this reference.

Item 12.
         Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is contained in the 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Item 13.
                 Certain Relationships and Related Transactions

     The information required by this item is contained under the caption "Certain Transactions" in the 1997 Proxy Statement and is incorporated herein by this reference.

                                     PART IV

Item 14.
            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as a part of this Form 10-K
         --------------------------------------------

         1.    Financial Statements.  The Financial Statements listed in
               --------------------
               the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.


         2.    Financial Statement Schedules.  Schedule II Valuation and
               -----------------------------
               Qualifying Accounts

               All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

               Independent Auditor's Report on Financial Statement Schedule.


         3.    Exhibits. The Exhibits listed in the Exhibit Index
               --------
               immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.
         -------------------

               On July 9, 1997, the Company filed a Current Report on Form 8-K dated June 23, 1997 announcing under Item 5 (Other Events) that the Company had executed an agreement with Stow Mills, Inc. with respect to a merger in which the two companies will be combined.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED NATURAL FOODS, INC.


                                    /s/ Steven H. Townsend
                                    -----------------------------
                                    Steven H. Townsend
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: October 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                                       Title                                                Date
        ----                                       -----                                                ----
/s/ NORMAN A. CLOUTIER         Chairman of the Board and Chief Executive Officer                   October 29, 1997
----------------------         (Principal Executive Officer)
Norman A. Cloutier

/s/ MICHAEL S. FUNK            Vice Chairman of the Board and President                            October 29, 1997
-------------------
Michael S. Funk

/s/ STEVEN H. TOWNSEND         Chief Financial Officer, Treasurer, Secretary and Director          October 29, 1997
----------------------         (Principal Financial and Accounting Officer)
Steven H. Townsend

/s/ DANIEL V. ATWOOD           Director                                                            October 29, 1997
--------------------
Daniel V. Atwood

/s/ ANDREA R. HENDRICKS        Director                                                            October 29, 1997
-----------------------
Andrea R. Hendricks

/s/ KEVIN T. MICHEL            Director                                                            October 29, 1997
-------------------
Kevin T. Michel

/s/ RICHARD J. WILLIAMS        Director                                                            October 29, 1997
-----------------------
Richard J. Williams

/s/ THOMAS B. SIMONE           Director                                                            October 29, 1997
--------------------
Thomas B. Simone


                                 EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

     2 ** Agreement and Plan of Reorganization by and among the Registrant, Gem Acquisition Corp., Stow Mills, Inc., Barclay McFadden and Richard S. Youngman, dated as of June 23, 1997, and amended and restated as of August 8, 1997.

   3.1 *      Amended and Restated Certificate of Incorporation of the
              Registrant.

   3.2 *      Amended and Restated By-Laws of the Registrant.

     4 * Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.

  10.1 *      Amended and Restated Employee Stock Ownership Plan.

  10.2 *      Employee Stock Ownership Trust, as amended.

  10.3 * ESOT Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988, as amended.

  10.4 * Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988, as amended.

  10.5 * Trust Agreement between Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.

  10.6 * Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

  10.7 *+     1996 Stock Option Plan.

  10.8 * Stock Acquisition Agreement and Plan of Merger among the Registrant, MPW Acquisition Corporation, Michael S. Funk and Judith A. Funk, individually and as trustees of the Funk Family 1992 Revocable Living Trust, and Mountain People's Warehouse Incorporated (Mountain People's"), dated December 8, 1995.

  10.9 * Asset Purchase Agreement between the Registrant and PREM MARK, Inc., d/b/a Rainbow Natural Foods Distributing ("Rainbow"), dated July 27, 1995.

 10.10 * Stock Purchase Agreement, dated May 22, 1995, between Mountain People's and Nutrasource, Inc. ("Nutrasource").