Form 10-Q
period 1997-10-31
UNITED NATURAL FOODS INC
filed 1997-12-15
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      Commission File Number:  000-21531

                           UNITED NATURAL FOODS, INC.
             (Exact name of Registrant as Specified in Its Charter)



           Delaware                                      05-0376157
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)


                                 260 Lake Road
                               Dayville, CT 06241
          (Address of Principal Executive Offices, Including Zip Code)

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

As of December 11, 1997, there were 17,356,705 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1997

                               TABLE OF CONTENTS



Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of July 31, 1997 and
           October 31, 1997

           Consolidated Statements of Income for the three months ended October 31, 1996 and October 31, 1997

           Consolidated Statements of Cash Flows for the three months ended October 31, 1996 and October 31, 1997

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   JULY 31, 1997        OCTOBER 31, 1997
                                                                                   -------------        ----------------
                         ASSETS
                         ------
Current assets:
    Cash                                                                                $952,498                $510,529
    Accounts receivable, net of allowance                                             42,952,127              48,761,073
    Notes receivable, trade                                                              866,160                 901,209
    Inventories                                                                       71,508,896              78,760,752
    Prepaid expenses                                                                   4,109,945               3,176,573
    Deferred income taxes                                                              1,031,767               1,031,767

                                                                                -----------------       -----------------
       Total current assets                                                          121,421,393             133,141,903
                                                                                -----------------       -----------------

Property & equipment, net                                                             32,412,128              32,263,488
                                                                                -----------------       -----------------
Other assets:
    Notes receivable, trade                                                              995,398               1,367,381
    Goodwill, net                                                                      7,579,408               8,118,112
    Covenants not to compete, net                                                        591,665                 603,547
    Other, net                                                                         1,560,583                 827,500

                                                                                -----------------       -----------------
       Total assets                                                                 $164,560,575            $176,321,931
                                                                                =================       =================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Notes payable                                                                    $27,221,690             $34,461,765
    Current installments of long-term debt                                             3,016,218               2,128,404
    Current installment of obligations under capital leases                              680,533                 475,069
    Accounts payable                                                                  30,535,786              38,706,515
    Accrued expenses                                                                   6,298,682               9,041,738
    Income taxes payable                                                                 377,322               1,288,796
    Other                                                                                190,667                 180,375

                                                                                -----------------       -----------------
       Total current liabilities                                                      68,320,898              86,282,662

  Long-term debt, excluding current installments                                      26,453,762              15,147,634
  Deferred income taxes                                                                  677,560                 677,560
  Obligations under capital leases, excluding current installments                     1,235,928                 886,048

                                                                                -----------------       -----------------
       Total liabilities                                                              96,688,148             102,993,904
                                                                                -----------------       -----------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 25,000,000 shares;
       issued 17,377,110 and outstanding 17,356,705                                      173,771                 173,771
    Additional paid-in capital                                                        45,702,244              51,745,341
    Unallocated shares of ESOP                                                        (2,910,400)             (2,869,600)
    Retained earnings                                                                 24,951,266              24,322,969
    Treasury stock, 20,405 shares at cost                                                (44,454)                (44,454)

                                                                                -----------------       -----------------
       Total stockholders' equity                                                     67,872,427              73,328,027
                                                                                -----------------       -----------------


                                                                                -----------------       -----------------
Total liabilities and stockholders' equity                                          $164,560,575            $176,321,931
                                                                                =================       =================

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                             -----------

                                                                    1996                    1997
                                                                    ----                    ----
Net sales                                                       $146,302,981            $173,382,986

Cost of sales                                                    116,656,617             139,193,855

                                                                ------------           -------------
                 Gross profit                                     29,646,364              34,189,131
                                                                ------------           -------------

Operating expenses                                                25,075,027              27,659,453

Merger expenses                                                          -                 4,063,912

Amortization of intangibles                                          265,677                 260,063

                                                                ------------           -------------
                Total operating expenses                          25,340,704              31,983,428
                                                                ------------           -------------

                Operating income                                   4,305,660               2,205,703
                                                                ------------           -------------

Other expense (income):
         Interest expense                                          2,110,905               1,081,169
         Other, net                                                 (148,374)               (167,993)

                                                                ------------           -------------
                 Total other expense                               1,962,531                 913,176
                                                                ------------           -------------

                 Income before income taxes                        2,343,129               1,292,527

Income taxes                                                       1,053,905               1,920,824

                                                                ------------           -------------
                 Net income (loss)                              $  1,289,224            $   (628,297)
                                                                ============           =============

Pro forma additional income tax expense (benefit)                    (35,880)                320,098
                                                                ------------           -------------

Pro forma net income (loss)                                     $  1,325,104            $   (948,395)
                                                                ============           =============
Supplemental pro forma net income (loss)
    after contractual reduction of officer compensation         $  1,809,442            $   (492,167)
                                                                ============           =============

Pro forma net income (loss) per share of common stock           $       0.09            $      (0.05)
                                                                ============           =============
Supplemental pro forma net income (loss) per share
     of common stock after contractual reduction of
     officer compensation                                       $       0.12            $      (0.03)
                                                                ============           =============

Weighted average shares of common stock                           15,092,568              17,777,593
                                                                ============           =============

               See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                               -----------
                                                                                       1996                    1997
                                                                                       ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                   $1,289,224             $ (628,297)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                    1,638,148              1,380,372
    Gain on disposals of property & equipment                                           (1,000)               (11,786)
    Accretion of original issue discount                                               152,847                    -
    Provision for doubtful accounts                                                    541,610                131,528
    Increase in accounts receivable                                                 (3,174,703)            (5,940,474)
    Increase in inventory                                                           (7,179,711)            (6,917,372)
    Decrease in prepaid expenses                                                       197,345                933,372
   (Increase) decrease in other assets                                                (145,546)               874,239
   (Increase) decrease in notes receivable, trade                                       23,622               (407,032)
    Increase in accounts payable                                                     7,043,811              8,170,729
    Increase (decrease) in accrued expenses                                           (162,566)             2,732,767
    Increase in income taxes payable                                                   399,433                911,474

                                                                                   ------------           ------------
      Net cash provided by operating activities                                        622,514              1,229,520
                                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of a new business                                                          -               (1,359,484)
    Proceeds from disposals of property and equipment                                    1,000                124,875
    Capital expenditures                                                            (1,183,972)              [970,766]

                                                                                   ------------           ------------
      Net cash used in investing activities                                         (1,182,972)            (2,205,375)
                                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings under note payable                                                1,215,029              7,240,075
    Repayments on long-term debt                                                      (919,055)            (6,150,845)
    Proceeds from long-term debt                                                       587,741                    -
    Principal payments of capital lease obligations                                   (148,397)              (555,344)
    Stock issuance expenses                                                           (381,639)                   -
    Cash distributions to partners                                                      30,000                    -

                                                                                   ------------           ------------
      Net cash provided by financing activities                                        383,679                533,886
                                                                                   ------------           ------------

NET DECREASE IN CASH                                                                  (176,779)              (441,969)

Cash at beginning of period                                                          1,282,471                952,498

                                                                                   ------------           ------------
Cash at end of period                                                               $1,105,692             $  510,529
                                                                                   ============           ============


Supplemental disclosures of cash flow information:
--------------------------------------------------

  Cash paid during the period for:

      Interest                                                                      $1,954,462             $1,115,246
                                                                                   ============           ============

      Income taxes                                                                    $583,497               $892,355
                                                                                   ============           ============

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 1997
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements ("financial statements") include the accounts of United Natural Foods, Inc. and its wholly owned subsidiaries (the "Company"). The Company is a distributor and retailer of natural foods and related products.


On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow") wherein Stow became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarter ended October 31, 1996 and 1997 for United Natural Foods, Inc. (pre merger) were approximately $99.1 million and $116.5 million, respectively. Net income for the quarter ended October 31, 1996 and 1997 for United Natural Foods, Inc. was $1.4 million and $1.2 million, respectively. Net sales for the quarter ended October 31, 1996 and 1997 for Stow were $47.2 million and $56.9 million, respectively. Net losses for the quarter ended October 31, 1996 and 1997 for Stow were $(0.1) million and $(1.8) million, respectively.

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

Certain fiscal 1997 balances have been reclassified to conform to the fiscal 1998 presentation.

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $2,411,379 at July 31, 1997 and $2,542,907 at October 31, 1997.

3.   PRO FORMA AND SUPPLEMENTAL PRO FORMA NET INCOME (LOSS)

Stow was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow had been subject to taxation as a C corporation.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


In addition, for supplemental pro forma disclosure purposes, adjustments were made to reflect the contractual reduction of officer compensation. The adjustments totaled $749,000 and $654,000 for the quarter ended October 31, 1996 and 1997, respectively.

4.   NOTE PAYABLE

In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility will be used to repay existing indebtedness of Stow owing to the Company's bank and for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of October 31, 1997, the Company's outstanding borrowings under the credit agreement totaled $34.5 million. The credit agreement expires on July 31, 2002.

5.   SUBSEQUENT EVENT

In connection with the amendment to the Company's credit agreement with its bank as explained in Note 4, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states that the Company's primary bank will participate in this credit facility with the other banks.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background And Other Information

     United Natural Foods, Inc. (the "Company") is one of only two national distributors of natural foods and related products in the United States. On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow"), whereupon Stow became a wholly owned subsidiary of the Company. Upon consummation of the merger, Stow became subject to taxation as C corporation. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included herein is reported as though the companies had been combined for all periods reported.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Any statements contained herein (including without limitations statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. See "Certain Factors That May Affect Results."

Quarter Ended October 31, 1997 Compared  to Quarter Ended October 31, 1996

     The following table presents certain items from the Company's consolidated statements of income, and such amounts as a percentage of net sales, for the periods indicated in millions, except the percentages.

                                                   THREE MONTHS ENDED
                                                      OCTOBER 31,

                                            1996                      1997
                                            ----                      ----

                                     $$             %          $$             %
                                     --            --          --            --
  Net sales                        $146.3         100.0%     $173.4         100.0%

  Cost of sales                     116.7          79.7%      139.2          80.3%
                                  -------       --------    -------        -------
    Gross profit                     29.6          20.3%       34.2          19.7%
                                  -------       --------    -------        -------


  Operating expenses                 25.0          17.1%       27.6          16.0%

  Merger expenses                       -             -         4.1           2.3%

  Amortization of intangibles         0.3           0.2%        0.3           0.1%
                                  -------       --------    -------        -------
    Total operating expenses         25.3          17.3%       32.0          18.4%
                                  -------       --------    -------        -------

      Operating income                4.3           3.0%        2.2           1.3%
                                  -------       --------    -------        -------


  Other expense (income):
    Interest expense                  2.1           1.5%        1.1           0.7%
    Other, net                       (0.1)         -0.1%       (0.2)         -0.1%
                                  -------       --------    -------        -------
      Total other expense             2.0           1.4%        0.9           0.6%
                                  -------       --------    -------        -------


    Income before income taxes        2.3           1.6%        1.3           0.7%

  Income taxes                        1.0           0.7%        1.9           1.1%
                                  -------       --------    -------        -------
      Net income (loss)            $  1.3           0.9%     $ (0.6)         -0.4%
                                  =======       ========    =======        =======


     Net Sales.   The Company's net sales increased approximately 18.5%, or
$27.1 million, to $173.4 million for the three months ended October 31, 1997 from $146.3 million for the three months ended October 31, 1996. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not formerly offered by the Company.

     Gross Profit.   The Company's gross profit increased approximately 15.3%,
or $4.6 million, to $34.2 million for the three months ended October 31, 1997 from $29.6 million for the three months ended October 31, 1996. The Company's gross profit as a percentage of net sales decreased to 19.7% for the three months ended October 31, 1997 from 20.3% for the three months ended October 31, 1996. The decrease in gross profit as a percentage of net sales resulted partially from the comparatively lower gross margin contribution from the Stow operation. Also, as in past periods, increased sales to existing customers under the Company's volume discount program resulted in a further reduction in gross margin.

     Operating Expenses.   The Company's total operating expenses increased
approximately 26.2%, or $6.7 million, to $32.0 million for the three months ended October 31, 1997 from $25.3 million for the three months ended October 31, 1996. Operating expenses for the three months ended October 31, 1997 included a charge of $4.1 million for expenses related to the merger with Stow, primarily investment banking and other professional fees. As a percentage of net sales, operating expenses increased to 18.4% for the three months ended October 31, 1997 from 17.3% for the three months ended October 31, 1996. Excluding the merger charge, the Company's total operating expenses for the three months ended October 31, 1997 would have been $27.9 million, or 16.1% of net sales. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's increased absorption of fixed expenses and overhead over a larger sales base, as well as its continuing effort to implement its "best practices" throughout its distribution regions. Best practices have been implemented in distribution, technology and sales and marketing.

     Operating Income. Operating income decreased $2.1 million, or approximately 48.8%, to $2.2 million for the three months ended October 31, 1997 from $4.3 million for the three months ended October 31, 1996. As a percentage of net sales, operating income decreased to 1.3% in the three months ended October 31, 1997 from 3.0% in the three months ended October 31, 1996.

     Excluding the $4.1 million in merger-related expenses incurred during the three months ending October 31, 1997, operating income would have been $6.3 million, or 3.6% of net sales, for the three months ending October 31, 1997.

     Other Income/(Expense). The $1.0 million decrease in interest expense in the three months ended October 31, 1997 compared to the three months ended October 31, 1996 was primarily attributable to the Company's initial public offering in November 1996, the net proceeds of which were used by the Company to repay existing indebtedness.

     Income Taxes. The Company's effective income tax rate was 148.6% and 45.0% for the three months ended October 31, 1997 and 1996, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible expenses of $4.1 million associated with the merger with Stow in the three months ended October 31, 1997, as well as state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income decreased by $1.9 million to $(0.6) million for the three months ended October 31, 1997 from $1.3 million in the three months ended October 31, 1996.
Excluding the $4.1 million in merger expenses mentioned above, net income would have been $3.4 million, or 2.0% of net sales, for the three months ended October 31, 1997.

Liquidity and Capital Resources

     The Company historically has financed its operations and growth primarily from cash flows from operations, borrowings under its credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale or exchange of equity securities. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivable and inventory.

     Net cash provided by operations was $1.2 million and $0.6 million for the three months ended October 31, 1997 and 1996, respectively. Net income decreased in fiscal 1998 as compared with fiscal 1997 primarily as a result of the above-mentioned merger expenses. Excluding the merger expenses, net cash provided from operations for fiscal 1998 would have been $5.3 million. The Company's working capital at October 31, 1997 was $46.9 million.

     Net cash used in investing activities was $2.2 million and $1.2 million for the three months ended October 31, 1997 and 1996, respectively. Investing activities included primarily expenditures related to the purchase of a retail store, material handling equipment, tractors and trailers and the continued upgrade of existing management information systems. The capital expenditures were primarily funded from senior bank indebtedness, including term loans.

     Net cash provided by financing activities was $0.5 million and $0.4 million for the three months ended October 31, 1997 and 1996, respectively, and resulted primarily from proceeds from borrowings under the Company's credit facility and from long-term debt.

     In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility will be used to repay existing indebtedness of Stow owing to the Company's bank and for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of October 31, 1997, the Company's outstanding borrowings under the credit agreement totaled $34.5 million. The credit agreement expires on July 31, 2002.

     In connection with this amendment, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states that the Company's primary bank will participate in this credit facility with the other banks.

     The Company expects to spend an aggregate of $7 million for fiscal 1997 and 1998 in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and to update its material handling equipment. Management believes that it will have adequate capital resources and liquidity to meets its debt obligations and to fund its planned capital expenditures and operate its business for the foreseeable future.

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

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997. The Company will calculate earnings per share under the standard for the quarter ending January 31, 1998 and does not believe it will have a material impact on the Company's earnings per share presentation.

     The Financial Accounting Standards Board recently issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company believes it is already substantially in compliance with this standard.

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company will comply with the required presentation in fiscal 1999.

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company will comply with the required presentation in fiscal 1999.

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

     A significant portion of the Company's historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. The Company recently acquired or merged with four large regional distributors of natural products. The successful and timely integration of these acquisitions and mergers is critical to future operating and financial performance of the Company. While the integration of these acquisitions and mergers with the Company's existing operations has begun, the Company believes that the integration will not be substantially completed until the end of calendar 1998. The integration will require, among other things, coordination of administrative, sales and marketing, distribution, and accounting and finance functions and expansion of information and warehouse management systems among the Company's regional operations. The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the process of combining the companies could cause the interruption of, or loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.

     The Company is currently experiencing a period of growth which could place a significant strain on its management and other resources. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size of the Company's business and operations has placed and is expected to continue to place a significant strain on the Company's management. The Company's future growth is limited in part by the size and location of its distribution centers. There can be no assurance that the Company will be able to successfully expand its existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, the Company's growth strategy to expand its market presence includes possible additional acquisitions. To the extent the Company's future growth includes acquisitions, there can be no assurance that it will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets.

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

                          PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On October 31, 1997 (the "Effective Time"), the Company completed its acquisition of Stow pursuant to an Agreement and Plan of Reorganization, dated as of June 23, 1997, and as amended and restated as of August 8, 1997 (the "Merger Agreement"), among the Company, Stow, GEM Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Subsidiary"), Barclay McFadden and Richard S. Youngman.

Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into Stow at the Effective Time, whereupon Stow became a wholly owned subsidiary of the Company. At that time, each outstanding share of capital stock of Stow was converted into 2,711.4817 shares of Common Stock of the Company, or an aggregate of 4,978,280 shares of Common Stock (the "Shares"). The Company issued the Shares to the eight stockholders of Stow.

The Company offered and sold the Shares in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, which relates to sales by an issuer not involving any public offering. No underwriters were involved in the offer and sale of the Shares.

Item 4.    Submission of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders of the Company (the "Special Meeting") held on October 30, 1997, the stockholders of the Company considered and voted upon a proposal to approve the issuance of up to 5,000,000 shares of Common Stock in order to effect the proposed acquisition of Stow. The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 12,378,425, and 9,168,894 shares were represented in person or by proxy. The results of the voting were as follows: (i) 9,165,634 votes FOR, (ii) 1,010 votes AGAINST and (iii) 2,250 votes ABSTAINING. There were no broker non-votes.

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



                                    UNITED NATURAL FOODS, INC.


                                          /s/ Steven Townsend
                                    -----------------------------------
                                    Steven Townsend
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  December 12, 1997

                                 EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------
                             Third Amendment to Amended and Restated Loan
                             Agreement between United Natural Foods, Inc. and
10.1                         Fleet Capital Corporation, dated October 31, 1997

                             Agency and Interlender Agreement between United
                             Natural Foods, Inc. and Fleet Capital Corporation,
                             First Union National Bank and Nationsbank, N.A.,
10.2                         dated December 1, 1997

11                           Computation of Earnings Per Share

27                           Financial Data Schedule