Form 10-Q
period 1998-01-31
UNITED NATURAL FOODS INC
filed 1998-03-17
CIK 1020859

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1998

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


                               Yes  X    No ___
                                   ---


As of March 13, 1998, there were 17,356,705 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                          UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 1998

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets as of July 31, 1997 and
          January 31, 1998


          Consolidated Statements of Income for the three months and six months ended January 31, 1997 and January 31, 1998

          Consolidated Statements of Cash Flows for the six months ended January 31, 1997 and January 31, 1998

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


          Signatures

                        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      (UNAUDITED)
                                                                           JULY 31, 1997              JANUARY 31, 1998
                                                                           -------------              ----------------
                                           ASSETS
                                           ------
Current assets:
    Cash and cash equivalents                                              $      952,498          $           3,457,686
    Accounts receivable, net of allowance                                      42,952,127                     49,580,967
    Notes receivable, trade                                                       866,160                        908,043
    Inventories                                                                71,508,896                     78,034,786
    Prepaid expenses                                                            4,109,945                      3,568,397
    Deferred income taxes                                                       1,031,767                      1,031,767
                                                                           --------------          ---------------------
       Total current assets                                                   121,421,393                    136,581,646
                                                                           --------------          ---------------------

Property & equipment, net                                                      32,412,128                     32,722,554
                                                                           --------------          ---------------------

Other assets:
    Notes receivable, trade                                                       995,398                      1,274,486
    Goodwill, net                                                               7,579,408                      8,453,358
    Covenants not to compete, net                                                 591,665                        511,930
    Other, net                                                                  1,560,583                        792,937
                                                                           --------------          ---------------------
       Total assets                                                        $  164,560,575          $         180,336,911
                                                                           ==============          =====================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Notes payable                                                          $   27,221,690          $          38,602,765
    Current installments of long-term debt                                      3,016,218                      1,425,549
    Current installment of obligations under capital leases                       680,533                        151,002
    Accounts payable                                                           30,535,786                     31,961,690
    Accrued expenses                                                            6,298,682                      6,296,402
    Income taxes payable                                                          377,322                        419,047
    Other                                                                         190,667                        318,150
                                                                           --------------          ---------------------
       Total current liabilities                                               68,320,898                     79,174,605

  Long-term debt, excluding current installments                               26,453,762                     21,802,750
  Deferred income taxes                                                           677,560                        677,560
  Obligations under capital leases, excluding current installments              1,235,928                      1,112,987
                                                                           --------------          ---------------------
       Total liabilities                                                       96,688,148                    102,767,902
                                                                           --------------          ---------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 25,000,000 shares;
        issued 17,377,110 and outstanding 17,356,705                              173,771                        173,771
    Additional paid-in capital                                                 45,702,244                     51,745,339
    Unallocated shares of ESOP                                                 (2,910,400)                    (2,828,800)
    Retained earnings                                                          24,951,266                     28,523,153
    Treasury stock, 20,405 shares at cost                                         (44,454)                       (44,454)
                                                                           --------------          ---------------------
       Total stockholders' equity                                              67,872,427                     77,569,009
                                                                           --------------          ---------------------


Total liabilities and stockholders' equity                                $   164,560,575          $         180,336,911
                                                                          ===============          =====================

               See notes to consolidated fianancial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JANUARY 31,                          JANUARY 31,
                                                                          -----------                          -----------
                                                                     1997             1998                1997            1998
                                                                     ----             ----                ----            ----
Net sales                                                    $    160,272,203   $  177,975,654      $   306,575,184  $  351,358,640

Cost of sales                                                     127,879,281      141,667,506          244,535,898     280,861,361
                                                             ----------------   --------------      ---------------  --------------
     Gross profit                                                  32,392,922       36,308,148           62,039,286      70,497,279
                                                             ----------------   --------------      ---------------  --------------
Operating expenses                                                 27,073,200       27,917,446           52,148,227      55,576,899

Merger expenses                                                            -                -                    -        4,063,912

Amortization of intangibles                                           264,679          244,956              530,356         505,019
                                                             ----------------   --------------      ---------------  --------------
     Total operating expenses                                      27,337,879       28,162,402           52,678,583      60,145,830
                                                             ----------------   --------------      ---------------  --------------

     Operating income                                               5,055,043        8,145,746           9,360,703      10,351,449
                                                             ----------------   --------------      ---------------  --------------


Other expense (income):
     Interest expense                                               1,397,311        1,191,968            3,508,216       2,273,137
     Other, net                                                      (153,252)        (180,467)            (301,626)       (348,460)
                                                             ----------------   --------------      ---------------  --------------
          Total other expense                                       1,244,059        1,011,501            3,206,590       1,924,677
                                                             ----------------   --------------      ---------------  --------------


          Income before income taxes and extraordinary item         3,810,984        7,134,245            6,154,113       8,426,772

Income taxes                                                        1,516,949        2,934,061            2,570,854       4,854,885
                                                             ----------------   --------------      ---------------  --------------
          Income before extraordinary item                          2,294,035        4,200,184            3,583,259       3,571,887

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                      932,929               -               932,929              -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $      1,361,106   $    4,200,184      $     2,650,330  $    3,571,887
                                                             ================   ==============      ===============  ==============

Pro forma additional income tax expense                                42,257               -                 6,377         320,098
                                                             ----------------   --------------      ---------------  --------------
Pro forma net income before extraordinary item               $      2,251,778   $    4,200,184      $     3,576,882  $    3,251,789
                                                             ================   ==============      ===============  ==============
Per share data (basic):

Income before extraordinary item                             $           0.13   $         0.24      $          0.23  $         0.21

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                         0.05   $           -       $          0.06  $           -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $           0.08   $         0.24      $          0.17  $         0.21
                                                             ================   ==============      ===============  ==============
Pro forma net income before extraordinary item               $           0.13   $         0.24      $          0.23  $         0.19
                                                             ================   ==============      ===============  ==============
Weighted average basic shares of common stock                      17,116,331       17,356,705           15,393,653      17,356,705
                                                             ================   ==============      ===============  ==============
Per share data (diluted):

Income before extraordinary item                             $           0.13   $         0.24      $          0.23  $        0.20

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                         0.05               -                  0.06             -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $           0.08   $         0.24      $          0.17  $         0.20
                                                             ================   ==============      ===============  ==============

Pro forma net income before extraordinary item               $           0.13   $         0.24      $          0.23  $         0.19
                                                             ================   ==============      ===============  ==============

Weighted average diluted shares of common stock                    17,389,505       17,797,639           15,657,943      17,787,612
                                                             ================   ==============      ===============  ==============

                See notes to consolidated financial statements.

Pro forma income tax expense to reflect Stow as though it were C corporation for all periods presented is calculated as follows: Total income tax expense plus Stow pretax income multiplied by 35% (note fiscal 1998 adds back merger expenses as well before calculating tax expense for Stow since merger expenses are nondeductible for tax purposes).

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   JANUARY 31,
                                                                                   -----------
                                                                       1997                         1998
                                                                       ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $   2,650,330            $    3,571,887
  Adjustments to reconcile net income to net cash
used in operating activities:
    Depreciation and amortization                                     2,995,949                 2,956,708
    Loss (gain) on disposals of property & equipment                      5,946                    (1,042)
    Accretion of original issue discount                                152,847                       -
    Deferred income tax benefit                                        (100,597)                      -
    Provision for doubtful accounts                                   1,528,950                   704,032
    Increase in accounts receivable                                  (6,897,585)               (7,954,381)
    Increase in inventory                                            (4,858,312)               (6,014,629)
    Decrease in prepaid expenses                                         32,793                   541,549
    Increase in refundable income taxes                                (305,803)                      -
   (Increase) decrease in other assets                                 (207,266)                   96,658
   Decrease (increase) in notes receivable, trade                        37,553                  (320,971)
    Increase in accounts payable                                      5,490,954                 1,074,507
    (Decrease) increase in accrued expenses                          (1,882,764)                  379,467
    Increase (decrease) in income taxes payable                         358,309                  (551,607)

      Net cash used in operating activities                       -------------            --------------
                                                                        (65,767)               (5,517,822)
                                                                  -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of new businesses                                           -                  (2,697,261)
    Proceeds from disposals of property and equipment                    71,531                   258,685
    Capital expenditures                                             (2,460,783)               (2,022,165)

      Net cash used in investing activities                       -------------            --------------
                                                                     (2,389,252)               (4,460,741)
                                                                  -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (repayments) borrowings under note payable                  (17,033,148)               11,381,075
    Repayments on long-term debt                                    (16,160,308)               (6,798,584)
    Proceeds from long-term debt                                        804,807                 8,584,408
    Principal payments of capital lease obligations                    (251,174)                 (683,148)
    Proceeds from issuance of common stock, net                      35,509,500                       -
    Net borrowings on Stow Mills stockholder loans                      560,529                       -
    Dividends paid to Stow Mills stockholders                           (25,470)                      -
    Cash distributions to Hendrickson partners                         (420,000)                      -

      Net cash provided by financing activities                   -------------            --------------
                                                                      2,984,736                12,483,751
                                                                  -------------            --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               529,717                 2,505,188

Cash and cash equivalents at beginning of period                      1,282,471                   952,498

                                                                  -------------            --------------
Cash and cash equivalents at end of period                        $   1,812,188            $    3,457,686
                                                                  =============            ==============


Supplemental disclosures of cash flow information:

  Cash paid during the period for:

     Interest                                                     $   3,406,282            $    2,298,333
                                                                  =============            ==============

     Income taxes                                                 $   2,502,825            $    4,612,289
                                                                  =============            ==============

               See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1998 (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements ("financial statements") include the accounts of United Natural Foods, Inc. and its wholly owned subsidiaries (the "Company"). The Company is a distributor and retailer of natural foods and related products.

On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow") wherein Stow became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for the Company excluding Stow were approximately $103.4 million, $116.5 million, and $202.9 million, respectively. Net income for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for the Company excluding Stow was $1.3 million, $1.2 million and $2.6 million, respectively. Net sales for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for Stow were $57.0 million, $56.9 million and $104.2 million, respectively. Net income (loss) for the quarters ended January 31 and October 31, 1997 for Stow was $0.1 million and $(1.8) million, respectively. Net income for the six months ended January 31, 1997 for Stow was less than $0.1 million.

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

1.   CASH EQUIVALENTS

Cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $2,411,379 at July 31, 1997 and $2,116,801 at January 31, 1998.

4.   NOTE PAYABLE

In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank and will be used for general operating capital needs.

Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of January 31, 1998, the Company's outstanding borrowings under the credit agreement totaled $38.6 million. The credit agreement expires on July 31, 2002, and contains certain restrictive covenants. The Company was in compliance with its restrictive covenants at January 31, 1998.

In connection with the amendment to the Company's credit agreement with its bank as above, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

5.   PRO FORMA NET INCOME

Stow was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow had been subject to taxation as a C corporation for periods prior to the merger.

6.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The statement replaces the presentation of primary EPS with a presentation of basic EPS. The statement also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997. The Company has calculated earnings per share under the standard for all periods presented.

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

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. See "Certain Factors That May Affect Future Results" under this item for a discussion of these factors.


QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1998
-------------------------------------------------------------------------

     The following table is derived from the Company's consolidated statements of income.

                                                                               QUARTER ENDED
                                                                                JANUARY 31,

(Dollars in millions)                                             1997                             1998
                                                                  ----                             ----
                                                                          % OF NET                         % OF NET
                                                          $$$               SALES            $$$             SALES
                                                        --------         ----------       --------        ---------

Net sales                                                $160.3             100.0%        $178.0              100.0%
Cost of sales                                             127.9              79.8%         141.7               79.6%
                                                    -----------       -----------      ---------       ------------
                 Gross profit                              32.4              20.2%          36.3               20.4%
                                                    -----------       -----------      ---------       ------------

Operating expenses                                         27.1              16.9%          27.9               15.7%
Amortization of intangibles                                 0.2               0.1%           0.3                0.1%
                                                    -----------       -----------      ---------       ------------
                Total operating expenses                   27.3              17.0%          28.2               15.8%
                                                    -----------       -----------      ---------       ------------

                Operating income                            5.1               3.2%           8.1                4.6%
                                                    -----------       -----------      ---------       ------------

Other expense (income):
         Interest expense                                   1.4               1.0%           1.3                0.7%
         Other, net                                        (0.1)             (0.1%)         (0.3)              (0.1%)
                                                    -----------       -----------      ---------       ------------
                 Total other expense                        1.3               0.9%           1.0                0.6%
                                                    -----------       -----------      ---------       ------------

                 Income before income taxes and
                 extraordinary item                         3.8               2.3%           7.1                4.0%

Income taxes                                                1.5               0.9%           2.9                1.6%
                                                    -----------       -----------      ---------       ------------
          Income before extraordinary item                  2.3               1.4%           4.2                2.4%

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                      0.9               0.6%             -                  -
                                                    -----------       -----------      ---------       ------------
                 Net income                              $  1.4               0.8%        $  4.2                2.4%
                                                    ===========       ===========      =========       ============

     Net Sales.   The Company's net sales increased approximately 11.0%, or
$17.7 million, to $178.0 million for the quarter ended January 31, 1998 from $160.3 million for the quarter ended January 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company.

     Historical information for Stow includes twelve and fourteen week periods for the quarters ended October 31, 1996 and January 31, 1997, respectively. Accordingly, net sales of approximately $4.2 million have been included in Stow's amounts for the quarter ended January 31, 1997 which would have been included in the quarter ended October 31, 1996 had Stow been on the Company's financial calendar at the time. Therefore, the increase in net sales for the quarter ended January 31, 1998 as adjusted to comparable weeks would have been 14.1%. The previously reported increase in net sales for the quarter ended October 31, 1997 of 18.5% would have been 15.2% subsequent to this adjustment. The increase in income before extraordinary item for the quarter ended January 31, 1998 as adjusted for the above-mentioned item would have been $2.0 million. The previously reported decrease in net income for the quarter ended October 31, 1997 would have been $2.0 million subsequent to this adjustment.

     Gross Profit.   The Company's gross profit increased approximately 12.0%,
or $3.9 million, to $36.3 million for the quarter ended January 31, 1998 from $32.4 million for the quarter ended January 31, 1997. The Company's gross profit as a percentage of net sales increased to 20.4% for the quarter ended January 31, 1998 from 20.2% for the quarter ended January 31, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow, partially offset by increased sales to existing customers under the Company's volume discount program.

     Operating Expenses.   The Company's total operating expenses increased
approximately 3.3%, or $0.9 million, to $28.2 million for the quarter ended January 31, 1998 from $27.3 million for the quarter ended January 31, 1997. As a percentage of net sales, operating expenses decreased to 15.8% for the quarter ended January 31, 1998 from 17.0% for the quarter ended January 31, 1997. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acquisitions.

     Included in operating expenses for the quarter ended January 31, 1997 were Stow officer salaries totaling $1.0 million in excess of the contractual agreements entered into in connection with the merger with Stow. Excluding these excess amounts, operating expenses for the quarter ended January 31, 1997 would have been $26.3 million, or 16.4% of net sales.

     Operating Income. Operating income increased $3.0 million, or approximately 58.8%, to $8.1 million for the quarter ended January 31, 1998 from $5.1 million for the quarter ended January 31, 1997. As a percentage of net sales, operating income increased to 4.6% in the quarter ended January 31, 1998 from 3.2% in the quarter ended January 31, 1997.

     Other (Income)/Expense. The $0.3 million decrease in other expense in the quarter ended January 31, 1998 compared to the quarter ended January 31, 1997 was primarily attributable to the reduction in interest expense as a result of the debt consolidation related to the Stow merger. The Stow debt was repaid with proceeds from the Company's credit facility, which bears interest at a lower rate.

     Income Taxes. The Company's effective income tax rates were 41.1% and 39.8% for the quarters ended January 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective rate was primarily attributable to increased earnings in higher state tax jurisdictions.

     Net Income. As a result of the foregoing, the Company's income before extraordinary item increased by $1.9 million to $4.2 million, or 2.4% of net sales, for the quarter ended January 31, 1998 from $2.3 million, or 1.4% of net sales, in the quarter ended January 31, 1997.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998
-------------------------------------------------------------------------------

     The following table is derived from the Company's consolidated statements of income.

                                                                                            SIX MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                            ----------------

(Dollars in millions)                                                    1997                                     1998
                                                                        -------                                  ------

                                                                                  % OF NET                                % OF NET
                                                              $$$                   SALES               $$$                 SALES
                                                         ------------            ---------          ----------           ---------
Net sales                                                      $306.6                100.0%             $351.4               100.0%

Cost of sales                                                   244.5                 79.7%              280.9                79.9%
                                                         ------------            ---------          ----------           ---------
                 Gross profit                                    62.1                 20.3%               70.5                20.1%
                                                         ------------            ---------          ----------           ---------

Operating expenses                                               52.1                 17.0%               55.6                15.8%

Merger expenses                                                     -                    -                 4.1                 1.2%

Amortization of intangibles                                       0.6                  0.2%                0.4                 0.1%
                                                         ------------            ---------          ----------           ---------
                Total operating expenses                         52.7                 17.2%               60.1                17.1%
                                                         ------------            ---------          ----------           ---------

                Operating income                                  9.4                  3.1%               10.4                 3.0%
                                                         ------------            ---------          ----------           ---------
Other expense (income):
         Interest expense                                         3.5                  1.2%                2.3                 0.7%
         Other, net                                              (0.3)                (0.1%)              (0.3)               (0.1%)
                                                         ------------            ---------          ----------           ---------
                 Total other expense                              3.2                  1.1%                2.0                 0.6%
                                                         ------------            ---------          ----------           ---------
                 Income before income taxes and
                 extraordinary item                               6.2                  2.0%                8.4                 2.4%

Income taxes                                                      2.6                  0.8%                4.8                 1.4%
                                                         ------------            ---------          ----------           ---------
                Income before extraordinary item                  3.6                  1.2%                3.6                 1.0%

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                            0.9                  0.3%                  -                   -
                                                         ------------            ---------          ----------           ---------
                 Net income                                    $  2.7                  0.9%             $  3.6                 1.0%
                                                         ============            =========          ==========           =========

     Net Sales.   The Company's net sales increased approximately 14.6%, or
$44.8 million, to $351.4 million for the six months ended January 31, 1998 from $306.6 million for the six months ended January 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company.

     Gross Profit.   The Company's gross profit increased approximately 13.5%,
or $8.4 million, to $70.5 million for the six months ended January 31, 1998 from $62.1 million for the six months ended January 31,

1997. The Company's gross profit as a percentage of net sales decreased to 20.1% for the six months ended January 31, 1998 from 20.3% for the six months ended January 31, 1997. The decrease in gross profit as a percentage of net sales resulted partially from the comparatively lower gross margin contribution from Stow's operations in the first quarter of fiscal 1998 prior to the effective date of the merger. Also, as in prior periods, increased sales to existing customers under the Company's volume discount program resulted in a further reduction in gross margin. These factors were partially offset by purchasing efficiencies gained with the integration with Stow in the second quarter of fiscal 1998.

     Operating Expenses.   The Company's total operating expenses increased
approximately 14.0%, or $7.4 million, to $60.1 million for the six months ended January 31, 1998 from $52.7 million for the six months ended January 31, 1997. As a percentage of net sales, operating expenses decreased to 17.1% for the six months ended January 31, 1998 from 17.2% for the six months ended January 31, 1997. Excluding merger costs of $4.1 million, the Company's total operating expenses during the first six months of the current fiscal year would have been $56.0 million, or 15.9% of net sales, representing an increase of $3.3 million, or 6.3% over the comparable prior period. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acqisitions. Additionally, because of the October 31, 1997 effective date of the Stow merger, resulting operational efficiencies were not realized in the first quarter of fiscal 1998.

     Included in operating expenses for the six months ended January 31, 1998 and 1997 were Stow officer salaries totaling $0.7 million and $1.8 million, respectively, in excess of the contractual agreements entered into in connection with the merger with Stow. Excluding these excess amounts, operating expenses for the six months ended January 31, 1998 and 1997 would have been $59.4 million, or 16.9% of net sales, and $50.9 million, or 16.6% of net sales, respectively.

     Operating Income. Operating income increased $1.0 million, or approximately 10.6%, to $10.4 million for the six months ended January 31, 1998 from $9.4 million for the six months ended January 31, 1997. As a percentage of net sales, operating income was 3.0% and 3.1% in the six months ended January 31, 1998 and 1997, respectively. Excluding the merger costs and Stow officer salaries noted above, operating income would have been $15.2 million, or 4.3% of net sales and $11.2 million, or 3.6% of net sales, for the six months ended January 31, 1998 and 1997, respectively.

     Other (Income)/Expense. The $1.2 million decrease in other expense in the six months ended January 31, 1998 compared to the six months ended January 31, 1997 was primarily attributable to the reduction in interest expense relating to the repayment of Stow debt with proceeds from the Company's credit facility, which bears interest at a lower rate. In addition, the proceeds from the Company's initial public offering were used to repay debt.

     Income Taxes. The Company's effective income tax rates were 57.1% and 41.9% for the six months ended January 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by $0.9 million to $3.6 million for the six months ended January 31, 1998 from $2.7 million in the six months ended January 31, 1997. Excluding the $4.1 million in merger costs and $0.9 million extraordinary item (net of tax) related to the early extinguishment of debt, net income would have been $7.7 million, or 2.2% of net sales, and $3.6 million, or 1.2% of net sales, for the six months ended January 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations and growth primarily from cash flows from operations, borrowings under its credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale or exchange of equity securities. Primary uses of capital have been acquisitions, expansion of property and equipment and investment in accounts receivable and inventory.

     In connection with the consummation of the merger with Stow, the former Stow shareholders contributed to equity the promissory notes issued to them by Stow in exchange for shares of Stow stock.

     Net cash used in operations was $5.5 million and $0.1 million for the six months ended January 31, 1998 and 1997, respectively. The increase in cash used in operations relates to increased investments in accounts receivable and inventory and a decrease in accounts payable, all in the ordinary course of business. The 19% increase in accounts receivable results from increased volume. The increase in inventory relates to supporting increased sales combined with gaining purchasing efficiencies. The decrease in accounts payable is the result of accelerating payments to capture early payment discounts in excess of the Company's cost of capital. Excluding the merger expenses, net cash used in operations for fiscal 1998 would have been $1.4 million. The Company's working capital at January 31, 1998 was $57.4 million.

     Net cash used in investing activities was $4.5 million and $2.4 million for the six months ended January 31, 1998 and 1997, respectively. Investing activities included primarily capital expenditures related to the purchase of material handling equipment and the continued upgrade of existing management information systems. In addition, investing activities in the six months ended January 31, 1998 included the acquisition of two natural foods retail stores. The capital expenditures were primarily funded from senior bank indebtedness, including term loans.

     Net cash provided by financing activities was $12.5 million and $3.0 million for the six months ended January 31, 1998 and 1997, respectively. The increase in net cash provided for the six months ended January 31, 1998 compared to the comparable prior period resulted primarily from proceeds from borrowings under the Company's credit facility and from long-term debt.

     In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank and will be used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year rate for U.S Treasury Notes. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of January 31, 1998, the Company's outstanding borrowings under the credit agreement totaled $38.6 million. The credit agreement expires on July 31, 2002.

     In connection with this amendment, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

     The Company expects to spend approximately $25 million over the next five years in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and to update its material handling equipment. Management believes that it will have adequate capital resources and liquidity to meets its debt obligations and to fund its planned capital expenditures and operate its business for the foreseeable future.

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

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

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

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

YEAR 2000 ISSUES

     The Company's Western Region and a portion of its Central Region employ operating systems functioning on a Julian calendar thereby achieving Year 2000 compliance. In addition, the Company's financial accounting systems are Year 2000 compliant. The Company's Eastern Region and its Chicago facility are not currently Year 2000 compliant. The Company is currently reviewing its systems in order to ensure Year 2000 compliance and to enhance its business systems functionality to achieve operating efficiencies and customer service improvements. The Company will purchase packaged software to address Year 2000 issues when available. The Company expects to incur $3 - $5 million in cash expenditures in the 1998 and 1999 calendar years for its Year 2000 upgrade and new warehouse management system, including new hardware and installation. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

                          PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 19, 1997, the stockholders of the Company considered and voted upon two proposals:

1) That Barclay McFadden, III, Kevin T. Michel and Richard S. Youngman be elected as Class I directors for the ensuing three years and Thomas B. Simone be elected as a Class II director for the ensuing year. The results of the voting were as follows for each nominee: (i) 10,845,120 votes FOR, and (ii) 3,950 votes WITHHELD. There were no broker non-votes.

2) That the selection of KPMG Peat Marwick LLP as the Corporation's independent public accountants for the fiscal year ending July 31, 1998 be ratified. The results of the voting were as follows: (i) 10,847,170 votes FOR, (ii) 1,550 votes AGAINST and (iii) 350 votes ABSTAINING. There were no broker non-votes.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 17,356,705, and 10,849,070 shares were represented in person or by proxy.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)   Reports on Form 8-K.

On November 12, 1997, the Company filed a Current Report on Form 8-K dated October 31, 1997 announcing under Item 2 (Acquisition or Disposition of Assets) the completion of its acquisition of Stow Mills, Inc. pursuant to an Agreement and Plan of Reorganization, and presenting under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following information:

Stow Mills, Inc. and Hendrickson Partners Combined Balance Sheets as of December 31, 1996 and 1995.

Stow Mills, Inc. and Hendrickson Partners Combined Statements of Operations, Stockholders' Equity and Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

United Natural Foods, Inc. Unaudited Pro Forma Condensed Combined Balance Sheet as of April 30, 1997.

United Natural Foods, Inc. Unaudited Pro Forma Condensed Combined Statements of Operations for the Years Ended October 31, 1994 and 1995 and the Nine Months Ended July 31, 1996 and April 30, 1997.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.              DESCRIPTION
-----------              -----------
10.29                    Employment Agreement for Robert  Cirulnick

10.30                    Employment Agreement for Richard S. Youngman

10.31                    Termination Agreement for Steven Townsend

10.32                    Addendum to Incentive Stock Option Agreement for Steven H. Townsend

11                       Computation of Earnings Per Share

27                       Financial Data Schedule