Form 10-Q/A
period 1997-10-31
UNITED NATURAL FOODS INC
filed 1998-05-22
CIK 1020859

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

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                             -----------

                                                                    1996                    1997
                                                                    ----                    ----
Net sales                                                       $146,658,981            $173,382,986

Cost of sales                                                    117,009,617             139,193,855

                                                                ------------           -------------
                 Gross profit                                     29,649,364              34,189,131
                                                                ------------           -------------

Operating expenses                                                25,075,027              27,659,453

Merger expenses                                                          -                 4,063,912

Amortization of intangibles                                          265,677                 260,063

                                                                ------------           -------------
                Total operating expenses                          25,340,704              31,983,428
                                                                ------------           -------------

                Operating income                                   4,308,660               2,205,703
                                                                ------------           -------------

Other expense (income):
         Interest expense                                          2,110,905               1,081,169
         Other, net                                                 (148,374)               (167,993)

                                                                ------------           -------------
                 Total other expense                               1,962,531                 913,176
                                                                ------------           -------------

                 Income before income taxes                        2,346,129               1,292,527

Income taxes                                                       1,053,905               1,920,824

                                                                ------------           -------------
                 Net income (loss)                              $  1,292,224            $   (628,297)
                                                                ============           =============

Pro forma additional income tax expense (benefit)                    (35,880)                320,098
                                                                ------------           -------------

Pro forma net income (loss)                                     $  1,328,104            $   (948,395)
                                                                ============           =============

Pro forma net income (loss) per basic share of common stock     $       0.10            $      (0.05)
                                                                ============           =============

Weighted average basic shares of common stock                     13,670,975              17,356,705
                                                                ============           =============

Pro forma net income (loss) per diluted share of common stock   $       0.09            $      (0.05)
                                                                ============           =============

Weighted average diluted shares of common stock                 $ 14,976,190            $ 17,648,664
                                                                ============           =============


               See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                               -----------
                                                                                       1996                    1997
                                                                                       ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                   $1,292,224             $ (628,297)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                    1,638,148              1,380,372
    Gain on disposals of property & equipment                                           (1,000)               (11,786)
    Accretion of original issue discount                                               152,847                    -
    Provision for doubtful accounts                                                    541,610                131,528
    Increase in accounts receivable                                                 (3,177,703)            (5,940,474)
    Increase in inventory                                                           (7,179,711)            (6,917,372)
    Decrease in prepaid expenses                                                       197,345                933,372
   (Increase) decrease in other assets                                                (145,546)               874,239
   (Increase) decrease in notes receivable, trade                                       23,622               (407,032)
    Increase in accounts payable                                                     7,043,811              8,170,729
    Increase (decrease) in accrued expenses                                           (162,566)             2,732,767
    Increase in income taxes payable                                                   399,433                911,474

                                                                                   ------------           ------------
      Net cash provided by operating activities                                        622,514              1,229,520
                                                                                   ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of a new business                                                          -               (1,359,484)
    Proceeds from disposals of property and equipment                                    1,000                124,875
    Capital expenditures                                                            (1,183,972)              [970,766]

                                                                                   ------------           ------------
      Net cash used in investing activities                                         (1,182,972)            (2,205,375)
                                                                                   ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings under note payable                                                1,215,029              7,240,075
    Repayments on long-term debt                                                      (919,055)            (6,150,845)
    Proceeds from long-term debt                                                       587,741                    -
    Principal payments of capital lease obligations                                   (148,397)              (555,344)
    Stock issuance expenses                                                           (381,639)                   -
    Cash distributions to partners                                                      30,000                    -

                                                                                   ------------           ------------
      Net cash provided by financing activities                                        383,679                533,886
                                                                                   ------------           ------------

NET DECREASE IN CASH                                                                  (176,779)              (441,969)

Cash at beginning of period                                                          1,282,471                952,498

                                                                                   ------------           ------------
Cash at end of period                                                               $1,105,692             $  510,529
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


On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow") wherein Stow became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarter ended October 31, 1996 and 1997 for United Natural Foods, Inc. (pre merger) were approximately $99.1 million and $116.5 million, respectively. Net income for the quarter ended October 31, 1996 and 1997 for United Natural Foods, Inc. was $1.4 million and $1.2 million, respectively. Net sales for the quarter ended October 31, 1996 and 1997 for Stow were $47.6 million and $56.9 million, respectively. Net losses for the quarter ended October 31, 1996 and 1997 for Stow were $(0.1) million and $(1.8) million, respectively.

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

                                                   THREE MONTHS ENDED
                                                      OCTOBER 31,

                                            1996                      1997
                                            ----                      ----

                                     $$             %          $$             %
                                     --            --          --            --
  Net sales                        $146.6         100.0%     $173.4         100.0%

  Cost of sales                     117.0          79.8%      139.2          80.3%
                                  -------       --------    -------        -------
    Gross profit                     29.6          20.2%       34.2          19.7%
                                  -------       --------    -------        -------


  Operating expenses                 25.0          17.1%       27.6          16.0%

  Merger expenses                       -             -         4.1           2.3%

  Amortization of intangibles         0.3           0.2%        0.3           0.1%
                                  -------       --------    -------        -------
    Total operating expenses         25.3          17.3%       32.0          18.4%
                                  -------       --------    -------        -------

      Operating income                4.3           2.9%        2.2           1.3%
                                  -------       --------    -------        -------


  Other expense (income):
    Interest expense                  2.1           1.4%        1.1           0.7%
    Other, net                       (0.1)         -0.1%       (0.2)         -0.1%
                                  -------       --------    -------        -------
      Total other expense             2.0           1.3%        0.9           0.6%
                                  -------       --------    -------        -------


    Income before income taxes        2.3           1.6%        1.3           0.7%

  Income taxes                        1.0           0.7%        1.9           1.1%
                                  -------       --------    -------        -------
      Net income (loss)            $  1.3           0.9%     $ (0.6)         -0.4%
                                  =======       ========    =======        =======


     Net Sales.   The Company's net sales increased approximately 18.2%, or
$26.7 million, to $173.4 million for the three months ended October 31, 1997 from $146.6 million for the three months ended October 31, 1996. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not formerly offered by the Company.

     Gross Profit.   The Company's gross profit increased approximately 15.3%,
or $4.5 million, to $34.2 million for the three months ended October 31, 1997 from $29.6 million for the three months ended October 31, 1996. The Company's gross profit as a percentage of net sales decreased to 19.7% for the three months ended October 31, 1997 from 20.2% for the three months ended October 31, 1996. The decrease in gross profit as a percentage of net sales resulted partially from the comparatively lower gross margin contribution from the Stow operation. Also, as in past periods, increased sales to existing customers under the Company's volume discount program resulted in a further reduction in gross margin.

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

     Operating Income. Operating income decreased $2.1 million, or approximately 48.8%, to $2.2 million for the three months ended October 31, 1997 from $4.3 million for the three months ended October 31, 1996. As a percentage of net sales, operating income decreased to 1.3% in the three months ended October 31, 1997 from 2.9% in the three months ended October 31, 1996.

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

     Income Taxes. The Company's effective income tax rate was 148.6% and 44.9 for the three months ended October 31, 1997 and 1996, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible expenses of $4.1 million associated with the merger with Stow in the three months ended October 31, 1997, as well as state and local income taxes.

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

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997. The Company has calculated earnings per share under the standard for this quarter.

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



                                    UNITED NATURAL FOODS, INC.


                                          /s/ Robert T. Cirulnick
                                    -----------------------------------
                                    Robert T. Cirulnick
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  May 22, 1998

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