Form 10-Q/A
period 1998-01-31
UNITED NATURAL FOODS INC
filed 1998-05-22
CIK 1020859

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

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JANUARY 31,                          JANUARY 31,
                                                                          -----------                          -----------
                                                                     1997             1998                1997            1998
                                                                     ----             ----                ----            ----
Net sales                                                    $    160,409,203   $  177,975,654      $   307,068,184  $  351,358,640

Cost of sales                                                     128,013,281      141,667,506          245,022,898     280,861,361
                                                             ----------------   --------------      ---------------  --------------
     Gross profit                                                  32,395,922       36,308,148           62,045,286      70,497,279
                                                             ----------------   --------------      ---------------  --------------
Operating expenses                                                 27,073,200       27,917,446           52,148,227      55,576,899

Merger expenses                                                            -                -                    -        4,063,912

Amortization of intangibles                                           264,679          244,956              530,356         505,019
                                                             ----------------   --------------      ---------------  --------------
     Total operating expenses                                      27,337,879       28,162,402           52,678,583      60,145,830
                                                             ----------------   --------------      ---------------  --------------

     Operating income                                               5,058,043        8,145,746           9,366,703      10,351,449
                                                             ----------------   --------------      ---------------  --------------


Other expense (income):
     Interest expense                                               1,397,311        1,191,968            3,508,216       2,273,137
     Other, net                                                      (153,252)        (180,467)            (301,626)       (348,460)
                                                             ----------------   --------------      ---------------  --------------
          Total other expense                                       1,244,059        1,011,501            3,206,590       1,924,677
                                                             ----------------   --------------      ---------------  --------------


          Income before income taxes and extraordinary item         3,813,984        7,134,245            6,160,113       8,426,772

Income taxes                                                        1,516,949        2,934,061            2,570,854       4,854,885
                                                             ----------------   --------------      ---------------  --------------
          Income before extraordinary item                          2,297,035        4,200,184            3,589,259       3,571,887

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                      932,929               -               932,929              -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $      1,364,106   $    4,200,184      $     2,656,330  $    3,571,887
                                                             ================   ==============      ===============  ==============

Pro forma additional income tax expense                                42,257               -                 6,377         320,098
                                                             ----------------   --------------      ---------------  --------------
Pro forma net income before extraordinary item               $      2,254,778   $    4,200,184      $     3,582,882  $    3,251,789
                                                             ================   ==============      ===============  ==============
Per share data (basic):

Income before extraordinary item                             $           0.13   $         0.24      $          0.22  $         0.21

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                         0.05   $           -       $          0.06  $           -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $           0.08   $         0.24      $          0.16  $         0.21
                                                             ================   ==============      ===============  ==============
Pro forma net income before extraordinary item               $           0.13   $         0.24      $          0.22  $         0.18
                                                             ================   ==============      ===============  ==============
Weighted average basic shares of common stock                      17,116,331       17,356,705           15,393,653      17,356,705
                                                             ================   ==============      ===============  ==============
Per share data (diluted):

Income before extraordinary item                             $           0.13   $         0.24      $          0.22  $        0.20

Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $661,822                         0.05               -                  0.06             -
                                                             ----------------   --------------      ---------------  --------------
          Net income                                         $           0.08   $         0.24      $          0.16  $         0.20
                                                             ================   ==============      ===============  ==============

Pro forma net income before extraordinary item               $           0.13   $         0.24      $          0.22  $         0.18
                                                             ================   ==============      ===============  ==============

Weighted average diluted shares of common stock                    17,274,442       17,658,969           16,125,316      17,653,812
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

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   JANUARY 31,
                                                                                   -----------
                                                                       1997                         1998
                                                                       ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $   2,656,330            $    3,571,887
  Adjustments to reconcile net income to net cash
used in operating activities:
    Extraordinary loss on early extinguishment of debt,
     net of tax benefit                                                 932,929                       -
    Depreciation and amortization                                     2,995,949                 2,956,708
    Loss (gain) on disposals of property & equipment                      5,946                    (1,042)
    Accretion of original issue discount                                152,847                       -
    Deferred income tax benefit                                        (100,597)                      -
    Provision for doubtful accounts                                   1,528,950                   704,032
    Increase in accounts receivable                                  (6,903,585)               (7,954,381)
    Increase in inventory                                            (4,858,312)               (6,014,629)
    Decrease in prepaid expenses                                         32,793                   541,549
    Increase in refundable income taxes                                (305,803)                      -
   (Increase) decrease in other assets                                 (207,266)                   96,658
   Decrease (increase) in notes receivable, trade                        37,553                  (320,971)
    Increase in accounts payable                                      5,490,954                 1,074,507
    (Decrease) increase in accrued expenses                          (1,882,764)                  379,467
    Increase (decrease) in income taxes payable                         358,309                  (551,607)

      Net cash used in operating activities                       -------------            --------------
                                                                        (65,767)               (5,517,822)
                                                                  -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of new businesses                                           -                  (2,697,261)
    Proceeds from disposals of property and equipment                    71,531                   258,685
    Capital expenditures                                             (2,460,783)               (2,022,165)

      Net cash used in investing activities                       -------------            --------------
                                                                     (2,389,252)               (4,460,741)
                                                                  -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (repayments) borrowings under note payable                  (17,033,148)               11,381,075
    Repayments on long-term debt                                    (16,160,308)               (6,798,584)
    Proceeds from long-term debt                                        804,807                 8,584,408
    Principal payments of capital lease obligations                    (251,174)                 (683,148)
    Proceeds from issuance of common stock, net                      35,509,500                       -
    Net borrowings on Stow Mills stockholder loans                      560,529                       -
    Dividends paid to Stow Mills stockholders                           (25,470)                      -
    Cash distributions to Hendrickson partners                         (420,000)                      -

      Net cash provided by financing activities                   -------------            --------------
                                                                      2,984,736                12,483,751
                                                                  -------------            --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               529,717                 2,505,188

Cash and cash equivalents at beginning of period                      1,282,471                   952,498

                                                                  -------------            --------------
Cash and cash equivalents at end of period                        $   1,812,188            $    3,457,686
                                                                  =============            ==============


Supplemental disclosures of cash flow information:

  Cash paid during the period for:

     Interest                                                     $   3,406,282            $    2,298,333
                                                                  =============            ==============

     Income taxes                                                 $   2,502,825            $    4,612,289
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

On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow") wherein Stow became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for the Company excluding Stow were approximately $103.4 million, $116.5 million, and $202.5 million, respectively. Net income for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for the Company excluding Stow was $1.3 million, $1.2 million and $2.6 million, respectively. Net sales for the quarters ended January 31 and October 31, 1997 and for the six months ended January 31, 1997 for Stow were $57.0 million, $56.9 million and $104.6 million, respectively. Net income (loss) for the quarters ended January 31 and October 31, 1997 for Stow was $0.1 million and $(1.8) million, respectively. Net income for the six months ended January 31, 1997 for Stow was less than $0.1 million.

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


QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1998
-------------------------------------------------------------------------

     The following table is derived from the Company's consolidated statements of income.

                                                                               QUARTER ENDED
                                                                                JANUARY 31,

(Dollars in millions)                                             1997                             1998
                                                                  ----                             ----
                                                                          % OF NET                         % OF NET
                                                          $$$               SALES            $$$             SALES
                                                        --------         ----------       --------        ---------

Net sales                                                $160.4             100.0%        $178.0              100.0%
Cost of sales                                             128.0              79.8%         141.7               79.6%
                                                    -----------       -----------      ---------       ------------
                 Gross profit                              32.4              20.2%          36.3               20.4%
                                                    -----------       -----------      ---------       ------------

Operating expenses                                         27.1              16.9%          27.9               15.7%
Amortization of intangibles                                 0.2               0.1%           0.3                0.1%
                                                    -----------       -----------      ---------       ------------
                Total operating expenses                   27.3              17.0%          28.2               15.8%
                                                    -----------       -----------      ---------       ------------

                Operating income                            5.1               3.2%           8.1                4.6%
                                                    -----------       -----------      ---------       ------------

Other expense (income):
         Interest expense                                   1.4               1.0%           1.3                0.7%
         Other, net                                        (0.1)             (0.1%)         (0.3)              (0.1%)
                                                    -----------       -----------      ---------       ------------
                 Total other expense                        1.3               0.9%           1.0                0.6%
                                                    -----------       -----------      ---------       ------------

                 Income before income taxes and
                 extraordinary item                         3.8               2.3%           7.1                4.0%

Income taxes                                                1.5               0.9%           2.9                1.6%
                                                    -----------       -----------      ---------       ------------
          Income before extraordinary item                  2.3               1.4%           4.2                2.4%

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                      0.9               0.6%             -                  -
                                                    -----------       -----------      ---------       ------------
                 Net income                              $  1.4               0.8%        $  4.2                2.4%
                                                    ===========       ===========      =========       ============

     Net Sales.   The Company's net sales increased approximately 11.0%, or
$17.6 million, to $178.0 million for the quarter ended January 31, 1998 from $160.4 million for the quarter ended January 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company.

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

                                                                                            SIX MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                            ----------------

(Dollars in millions)                                                    1997                                     1998
                                                                        -------                                  ------

                                                                                  % OF NET                                % OF NET
                                                              $$$                   SALES               $$$                 SALES
                                                         ------------            ---------          ----------           ---------
Net sales                                                      $307.1                100.0%             $351.4               100.0%

Cost of sales                                                   245.0                 79.8%              280.9                79.9%
                                                         ------------            ---------          ----------           ---------
                 Gross profit                                    62.1                 20.2%               70.5                20.1%
                                                         ------------            ---------          ----------           ---------

Operating expenses                                               52.1                 17.0%               55.6                15.8%

Merger expenses                                                     -                    -                 4.1                 1.2%

Amortization of intangibles                                       0.6                  0.2%                0.4                 0.1%
                                                         ------------            ---------          ----------           ---------
                Total operating expenses                         52.7                 17.2%               60.1                17.1%
                                                         ------------            ---------          ----------           ---------

                Operating income                                  9.4                  3.0%               10.4                 3.0%
                                                         ------------            ---------          ----------           ---------
Other expense (income):
         Interest expense                                         3.5                  1.1%                2.3                 0.7%
         Other, net                                              (0.3)                (0.1%)              (0.3)               (0.1%)
                                                         ------------            ---------          ----------           ---------
                 Total other expense                              3.2                  1.0%                2.0                 0.6%
                                                         ------------            ---------          ----------           ---------
                 Income before income taxes and
                 extraordinary item                               6.2                  2.0%                8.4                 2.4%

Income taxes                                                      2.6                  0.8%                4.8                 1.4%
                                                         ------------            ---------          ----------           ---------
                Income before extraordinary item                  3.6                  1.2%                3.6                 1.0%

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                            0.9                  0.3%                  -                   -
                                                         ------------            ---------          ----------           ---------
                 Net income                                    $  2.7                  0.9%             $  3.6                 1.0%
                                                         ============            =========          ==========           =========

     Net Sales.   The Company's net sales increased approximately 14.4%, or
$44.3 million, to $351.4 million for the six months ended January 31, 1998 from $307.1 million for the six months ended January 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company.

     Gross Profit.   The Company's gross profit increased approximately 13.6%,
or $8.5 million, to $70.5 million for the six months ended January 31, 1998 from $62.0 million for the six months ended January 31,

1997. The Company's gross profit as a percentage of net sales decreased to 20.1% for the six months ended January 31, 1998 from 20.2% for the six months ended January 31, 1997. The decrease in gross profit as a percentage of net sales resulted partially from the comparatively lower gross margin contribution from Stow's operations in the first quarter of fiscal 1998 prior to the effective date of the merger. Also, as in prior periods, increased sales to existing customers under the Company's volume discount program resulted in a further reduction in gross margin. These factors were partially offset by purchasing efficiencies gained with the integration with Stow in the second quarter of fiscal 1998.

     Operating Expenses.   The Company's total operating expenses increased
approximately 14.2%, or $7.4 million, to $60.1 million for the six months ended January 31, 1998 from $52.7 million for the six months ended January 31, 1997. As a percentage of net sales, operating expenses decreased to 17.1% for the six months ended January 31, 1998 from 17.2% for the six months ended January 31, 1997. Excluding merger costs of $4.1 million, the Company's total operating expenses during the first six months of the current fiscal year would have been $56.0 million, or 16.0% of net sales, representing an increase of $3.3 million, or 6.5% over the comparable prior period. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acqisitions. Additionally, because of the October 31, 1997 effective date of the Stow merger, resulting operational efficiencies were not realized in the first quarter of fiscal 1998.

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

     Operating Income. Operating income increased $1.0 million, or approximately 10.5%, to $10.4 million for the six months ended January 31, 1998 from $9.4 million for the six months ended January 31, 1997. As a percentage of net sales, operating income was 3.0% in each of the six months ended January
31, 1998 and 1997. Excluding the merger costs and Stow officer salaries noted above, operating income would have been $15.2 million, or 4.3% of net sales and $11.2 million, or 3.6% of net sales, for the six months ended January 31, 1998 and 1997, respectively.

     Other (Income)/Expense. The $1.3 million decrease in other expense in the six months ended January 31, 1998 compared to the six months ended January 31, 1997 was primarily attributable to the reduction in interest expense relating to the repayment of Stow debt with proceeds from the Company's credit facility, which bears interest at a lower rate. In addition, the proceeds from the Company's initial public offering were used to repay debt.

     Income Taxes. The Company's effective income tax rates were 57.6% and 41.7% for the six months ended January 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes.

     Net Income. As a result of the foregoing, the Company's net income increased by $0.9 million to $3.6 million for the six months ended January 31, 1998 from $2.7 million in the six months ended January 31, 1997. Excluding the $4.1 million in merger costs and $0.9 million extraordinary item (net of tax) related to the early extinguishment of debt, net income would have been $7.6 million, or 2.2% of net sales, and $3.6 million, or 1.2% of net sales, for the six months ended January 31, 1998 and 1997, respectively.

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