Form 10-Q
period 1998-04-30
UNITED NATURAL FOODS INC
filed 1998-06-15
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1998

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


                               Yes [X]    No [_]

As of June 15, 1998, there were 18,175,218 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================

                           UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1998

                               TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of April 30, 1998 and
           July 31, 1997

           Consolidated Statements of Income for the three months and nine months ended April 30, 1998 and 1997

           Consolidated Statements of Cash Flows for the nine months ended April 30, 1998 and 1997

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)          (Unaudited)
                                                April 30, 1998     July 31, 1997
                                                --------------     -------------
                   ASSETS
                   ------
Current assets:
   Cash                                            $  2,308          $    952
   Accounts receivable, net of allowance             48,548            42,952
   Notes receivable, trade                              835               866
   Inventories                                       90,345            71,509
   Prepaid expenses                                   4,379             4,110
   Deferred income taxes                              1,032             1,032
                                                   --------          --------
      Total current assets                          147,447           121,421

Property & equipment, net                            42,487            32,412
Other assets:
   Notes receivable, trade                            1,099               995
   Goodwill, net                                     19,807             7,579
   Covenants not to compete, net                        729               592
   Other, net                                           711             1,562
                                                   --------          --------
      Total assets                                 $212,280          $164,561
                                                   ========          ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                   $ 56,588          $ 27,222
   Current installments of long-term debt             2,472             3,016
   Current installment of obligations under
      capital leases                                    479               681
   Accounts payable                                  30,874            30,536
   Accrued expenses                                   9,190             6,488
   Income taxes payable                                 857               377
                                                   --------          --------
      Total current liabilities                     100,460            68,320

Long-term debt, excluding current installments       27,535            20,411
Deferred income taxes                                   678               678
Obligations under capital leases, excluding
   current installments                                 918             1,236
                                                   --------          --------
      Total liabilities                             129,591            90,645
                                                   --------          --------
Stockholders' equity:
   Common stock, $.01 par value, authorized
      25,000 shares;
      Issued 17,404 and outstanding 17,375 at
         April 30, 1998
      Issued 17,377 and outstanding 17,357 at
         July 31, 1997                                  174               174
   Additional paid-in capital                        50,272            51,842
   Unallocated shares of ESOP                        (2,788)           (2,910)
   Retained earnings                                 35,340            24,854
   Treasury stock, 29 and 20 shares, respectively,
      at cost                                          (309)              (44)
                                                   --------          --------
      Total stockholders' equity                     82,689            73,916
                                                   --------          --------
Total liabilities and stockholders' equity         $212,280          $164,561
                                                   ========          ========

               See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       APRIL 30,                       APRIL 30,
                                                       ---------                       ---------
(in thousands, except per share data)             1998           1997             1998           1997
                                                  ----           ----             ----           ----
Net sales                                       $187,581        $158,890        $538,940        $465,958
Cost of sales                                    148,200         127,243         429,062         372,266
                                                --------        --------        --------        --------
        Gross profit                              39,381          31,647         109,878          93,692
                                                --------        --------        --------        --------
Operating expenses                                29,113          24,868          84,690          77,017
Merger expenses                                        -               -           4,064               -
Amortization of intangibles                          333             265             838             795
                                                --------        --------        --------        --------
        Total operating expenses                  29,446          25,133          89,592          77,812
                                                --------        --------        --------        --------
        Operating income                           9,935           6,514          20,286          15,880
                                                --------        --------        --------        --------
Other expenses (income):
      Interest expense                             1,395           1,237           3,668           4,745
      Other, net                                    (197)           (169)           (546)           (471)
                                                --------        --------        --------        --------
        Total other expenses                       1,198           1,068           3,122           4,274
                                                --------        --------        --------        --------
        Income before taxes and
         extraordinary item                        8,737           5,446          17,164          11,606
Income taxes                                       3,658           2,069           8,513           4,640
                                                --------        --------        --------        --------
        Income before extraordinary item           5,079           3,377           8,651           6,966
Extraordinary item - loss on early
 extinguishment of debt, net of income tax
 benefit of $662                                       -               -               -             933
                                                --------        --------        --------        --------
        Net income                              $  5,079        $  3,377        $  8,651        $  6,033
                                                ========        ========        ========        ========
Pro forma additional income tax expense                -             173             320            179
                                                --------        --------        --------        --------
Pro forma net income before extraordinary item  $  5,079        $  3,204        $  8,331        $  6,787
                                                ========        ========        ========        ========
Per share data (basic):
Income before extraordinary item                $   0.29        $   0.19        $   0.50        $   0.44
Extraordinary item - loss on early
 extinguished of debt, net of income
 tax benefit of $662                                   -               -               -            0.06
                                                --------        --------        --------        --------
        Net income                              $   0.29        $   0.19        $   0.50        $   0.38
                                                ========        ========        ========        ========
Pro forma net income before extraordinary item  $   0.29        $   0.18        $   0.48        $   0.42
                                                ========        ========        ========        ========
Weighted average basic shares of common stock     17,369          17,357          17,361          16,034
                                                ========        ========        ========        ========
Per share data (diluted):
Income before extraordinary item                $   0.29        $   0.19        $   0.49        $   0.42
Extraordinary item - loss on early
 extinguishment of debt, net of income tax
 benefit of $662                                       -               -               -            0.06
                                                --------        --------        --------        --------
        Net income                              $   0.29        $   0.19        $   0.49        $   0.36
                                                ========        ========        ========        ========
Pro forma net income before extraordinary item  $   0.29        $   0.18        $   0.48        $   0.41
                                                ========        ========        ========        ========
Weighted average diluted shares of
 common stock                                     17,750          17,539          17,672          16,586
                                                ========        ========        ========        ========

             See notes to consolidated financial statements.

                 UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                              APRIL 30,
                                                          -----------------
(in thousands)                                            1998         1997
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  8,651      $ 6,033
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Extraordinary loss on early extinguishment of
       debt, net of tax benefit                                -          933
      Depreciation and amortization                        4,405        4,144
      Loss (gain) on disposals of property & equipment       155          (14)
      Accretion of original issue discount                     -          153
      Deferred income tax benefit                              -         (455)
      Provision for doubtful accounts                      1,388        1,688
      Changes in assets and liabilities, net of
       acquired cocmpanies:
         Accounts receivable                              (5,012)      (5,840)
         Inventory                                       (13,845)     (12,761)
         Prepaid expenses                                   (110)        (274)
         Other assets                                       (378)      (1,097)
         Notes receivable, trade                             (73)        (121)
         Accounts payable                                  1,380        5,260
         Accrued expenses                                  2,760       (1,029)
         Income taxes payable                               (902)         840
                                                        --------     --------
       Net cash used in operating activities              (1,581)      (2,540)
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of new businesses                      (20,029)           -
      Proceeds from disposals of property and
       equipment                                             400           91
      Capital expenditures                               (11,800)      (3,238)
                                                        --------     --------
       Net cash used in investing activities             (31,429)      (3,147)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net borrowings (payments) under note payable        26,022      (14,788)
      Repayments on long-term debt                        (8,620)     (15,739)
      Proceeds from long-term debt                        17,799          833
      Principal payments of capital lease obligations       (835)        (361)
      Proceeds from issuance of common stock, net              -       35,510
      Net borrowings on Stow Mills stockholder loans           -          561
      Dividends paid to Stow Mills stockholders                -          (25)
      Cash distributions to Hendrickson partners               -         (490)
                                                        --------     --------
       Net cash provided by financing activities          34,366        5,501
                                                        --------     --------

NET INCREASE (DECERASE) IN CASH                            1,356         (186)

Cash at beginning of period                                  952          749
                                                        --------     --------
Cash at end of period                                   $  2,308     $    563
                                                        ========     ========

Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid during the period for:

       Interest                                         $  3,735     $  4,551
                                                        ========     ========

       Income taxes                                     $  7,669     $  3,398
                                                        ========     ========

               See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 1998 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements ("financial statements") include the accounts of United Natural Foods, Inc. and its wholly owned subsidiaries (the "Company"). The Company is a distributor and retailer of natural foods and related products.


On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow Mills") wherein Stow Mills became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarters ended April 30 and October 31, 1997 and for the nine months ended April 30, 1997 for the Company excluding Stow were approximately $108.1 million, $116.5 million, and $311.0 million, respectively. Net income for the quarters ended April 30 and October 31, 1997 and for the nine months ended April 30, 1997 for the Company excluding Stow was $2.9 million, $1.2 million and $5.5 million, respectively. Net sales for the quarters ended April 30 and October 31, 1997 and for the nine months ended April 30, 1997 for Stow were $50.8 million, $56.9 million and $155.0 million, respectively. Net income (loss) for the quarters ended April 30 and October 31, 1997 and for the nine months ended April 30, 1997 for Stow was $0.5 million, $(1.8) million and $0.5 million, respectively.

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

2.   TRADE ACCOUNTS RECEIVABLE

An allowance for doubtful accounts is deducted from trade accounts receivable in the accompanying financial statements. The allowance for doubtful accounts was $2.1 million at April 30, 1998 and $2.3 million at July 31, 1997.

3.  NOTE PAYABLE

In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank at the date of the merger and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of April 30, 1998, the Company's outstanding borrowings under the credit agreement totaled $56.6 million. The credit agreement expires on July 31, 2002.

In connection with the amendment to the Company's credit agreement with its bank as above, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997.
This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

4.  PRO FORMA NET INCOME

Stow was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow had been subject to taxation as a C corporation for periods prior to the merger.

5.  EARNINGS PER SHARE

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

6.  SUBSEQUENT EVENT

On June 10, 1998, the Company announced the commencement of a public offering of
3.250 million shares of Common Stock to be sold by the Company (0.800 million shares) and certain selling stockholders (2.450 million shares) at a price of $23.00 per share. In addition, one selling stockholder has granted the underwriters an option to purchase up to an additional 4.875 million shares of Common Stock to cover over-allotments, if any.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

United Natural Foods, Inc. is the leading independent national distributor of natural foods and related products in the United States. In recent years, the Company has increased sales to existing and new customers through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, management believes that the Company has been able to broaden its geographic penetration, expand its customer base, enhance and diversify its product selections and increase its market share. The Company's distribution operations are divided into three principal regions:
Cornucopia Natural Foods, Inc. ("Cornucopia") and Stow Mills in the Eastern Region, Rainbow Natural Foods, Inc. ("Rainbow") in the Central Region and Mountain People's Warehouse Incorporated ("Mountain People's") in the Western Region. Through its Natural Retail Group ("NRG"), the Company also owns and operates 16 retail natural products stores located in the eastern United States. The Company's retail strategy for NRG is to selectively acquire existing natural products stores that meet the Company's strict criteria in areas such as sales growth, profitability, growth potential and store management. Management believes the Company's retail business serves as a natural complement to its distribution business.

The Company is continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities;
(iv) consolidating systems applications between physical locations and regions; and (v) reducing geographic overlap between regions. In addition, the Company's continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which expenses are incurred, over the long term, the Company expects to benefit from the increased absorption of its expenses over a larger sales base. In recent years, the Company has made considerable expenditures in connection with the expansion of its facilities, including the expansion of its distribution center and headquarters in Dayville, Connecticut, the relocation of its Denver, Colorado distribution center and the expansion of refrigerated and frozen space at its Auburn, California and Atlanta, Georgia facilities.

The Company's net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances and, to a lesser extent, sales from its natural products stores. The principal components of the Company's cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, administrative, depreciation, merger expenses and amortization expense. Other expenses include interest payments on outstanding indebtedness, miscellaneous expenses, interest income and miscellaneous income.

RECENT ACQUISITIONS

The mergers of the Company with Mountain People's and Stow Mills have each been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural, Mountain People's and Stow Mills had been combined for all periods reported.

On May 22, 1995, prior to its merger with United Natural, Mountain People's acquired Nutrasource, Inc. ("Nutrasource"), and on July 29, 1995 the Company acquired Rainbow. The acquisitions of Nutrasource and Rainbow were each accounted for under the purchase method of accounting and, accordingly, all financial information for Nutrasource and Rainbow has been included since the respective dates of acquisition. The excess of the purchase price over the net assets acquired in each of these acquisitions has been recorded as goodwill and is being amortized by the Company over various useful lives, not exceeding 40 years.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1997

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                          APRIL 30,               APRIL 30,
                                          ---------               ---------
Net sales                             100.0%    100.0%          100.0%    100.0%
Cost of sales                          79.0%     80.1%           79.6%     79.9%
                                      -----     -----           -----     -----
        Gross profit                   21.0%     19.9%           20.4%     20.1%
                                      -----     -----           -----     -----

Operating expenses                     15.5%     15.7%           15.7%     16.5%
Merger expenses                         0.0%      0.0%            0.8%      0.0%
Amortization of intangibles             0.2%      0.2%            0.2%      0.2%
                                      -----     -----           -----     -----
        Total operating expenses       15.7%     15.8%           16.6%     16.7%
                                      -----     -----           -----     -----
        Operating income                5.3%      4.1%            3.8%      3.4%
                                      -----     -----           -----     -----

Other expense (income):
    Interest expense                    0.7%      0.8%            0.7%      1.0%
    Other, net                         -0.1%     -0.1%           -0.1%     -0.1%
                                      -----     -----           -----     -----
        Total other expense             0.6%      0.7%            0.6%      0.9%
                                      -----     -----           -----     -----
        Income before extraordinary
          item and income taxes         4.7%      3.4%            3.2%      2.5%

Extraordinary item - Loss on early
  extinguishment debt (less
  applicable income taxes)              0.0%      0.0%            0.0%      0.2%
                                      -----     -----           -----     -----
        Income before income
          taxes                         4.7%      3.4%            3.2%      2.3%

Income taxes                            2.0%      1.3%            1.6%      1.0%

                                      -----     -----           -----     -----
        Net income                      2.7%      2.1%            1.6%      1.3%
                                      =====     =====           =====     =====

Net Sales.

The Company's net sales increased approximately 18.1%, or $28.7 million, to $187.6 million for the quarter ended April 30, 1998 from $158.9 million for the quarter ended April 30, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company. Historical information for Stow Mills for the three months ended April 30, 1997 includes four fewer selling days than in the comparable period in fiscal 1998. Additional net sales of approximately $2.8 million would have been reported by the Company in the 1997 three month period had Stow Mills been on the Company's reporting calendar at that time. As a result, the increases in the Company's net sales for the three month period, adjusted for such additional sales, would have been approximately 16.0%. The increase in net income for the quarter ended April 30, 1998, as adjusted for the above-mentioned item, would have been $1.5 million.

Gross Profit.

The Company's gross profit increased approximately 24.4%, or $7.7 million, to $39.4 million for the quarter ended April 30, 1998 from $31.6 million for the quarter ended April 30, 1997. The Company's gross profit as a percentage of net sales increased to 21.0% for the quarter ended April 30, 1998 from 19.9% for the quarter ended April 30, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills, partially offset by increased sales to existing customers under the Company's volume discount program.

Operating Expenses.

The Company's total operating expenses increased approximately 17.2%, or $4.3 million, to $29.4 million for the quarter ended April 30, 1998 from $25.1 million for the quarter ended April 30, 1997. As a percentage of net sales, operating expenses decreased to 15.7% for the quarter ended April 30, 1998 from 15.8% for the quarter ended April 30, 1997. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acquisitions. Included in operating expenses for the quarter ended April 30, 1997 were Stow Mills officer salaries totaling $0.5 million in excess of the contractual agreements entered into in connection with the merger with Stow Mills. Excluding these excess amounts, operating expenses for the quarter ended April 30, 1997 would have been $24.6 million, or 15.5% of net sales.

Operating Income.

Operating income increased $3.4 million, or approximately 52.5%, to $9.9 million for the quarter ended April 30, 1998 from $6.5 million for the quarter ended April 30, 1997. As a percentage of net sales, operating income increased to 5.3% in the quarter ended April 30, 1998 from 4.1% in the quarter ended April 30, 1997.

Other (Income)/Expense.

The $0.1 million increase in other expense in the quarter ended April 30, 1998 compared to the quarter ended April 30, 1997 was primarily attributable to an increase in interest expense as a result of a higher level of debt in 1998 than in 1997.

Income Taxes.

The Company's effective income tax rates were 41.9% and 38.0% for the quarters ended April 30, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes, partially offset in 1997 by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense. The increase in the effective rate was primarily attributable to increased earnings in higher state tax jurisdictions, as well as Stow Mills being subject to federal tax in 1998.

Net Income.

As a result of the foregoing, the Company's net income increased by $1.7 million to $5.1 million, or 2.7% of net sales, for the quarter ended April 30, 1998 from $3.4 million, or 2.1% of net sales, in the quarter ended April 30, 1997.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

Net Sales.

The Company's net sales increased approximately 15.7%, or $73.0 million, to $538.9 million for the nine months ended April 30, 1998 from $466.0 million for the nine months ended April 30, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company. Historical information for Stow Mills for the nine months ended April 30, 1997 includes four fewer selling days than in the comparable periods in fiscal 1998. Additional net sales of approximately $2.8 million would have been reported by the Company in the fiscal 1997 period had Stow Mills been on the Company's reporting calendar at that time. As a result, the increases in the Company's net sales for the nine month period, adjusted for such additional sales, would have been approximately 15.0%. The increase in income before extraordinary item for the nine months ended April 30, 1998, as adjusted for the above-mentioned item, would have been $1.5 million.

Gross Profit.

The Company's gross profit increased approximately 17.3%, or $16.2 million, to $109.9 million for the nine months ended April 30, 1998 from $93.7 million for the nine months ended April 30, 1997. The Company's gross profit as a percentage of net sales increased to 20.4% for the nine months ended April 30, 1998 from 20.1% for the nine months ended April 30, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills, partially offset by increased sales to existing customers under the Company's volume discount program.

Operating Expenses.

The Company's total operating expenses increased approximately 15.1%, or $11.8 million, to $89.6 million for the nine months ended April 30, 1998 from $77.8 million for the nine months ended April 30, 1997. As a percentage of net sales, operating expenses decreased to 16.6% for the nine months ended April 30, 1998 from 16.7% for the nine months ended April 30, 1997. Excluding merger costs of $4.1 million, the Company's total operating expenses for the nine months ended April 30, 1998 would have been $85.5 million, or 15.9% of net sales, representing an increase of $7.7 million, or 9.9%, over the comparable prior period. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acquisitions.

Operating Income.

Operating income increased $4.4 million, or approximately 27.7%, to $20.3 million for the nine months ended April 30, 1998 from $15.9 million for the nine months ended April 30, 1997. As a percentage of net sales, operating income increased to 3.8% in the nine months ended April 30, 1998 from 3.4% in the comparable 1997 period. Excluding the merger costs noted above, operating income for the nine months ended April 30, 1998 would have been $24.4 million (representing an increase of 53.3% over the prior period), or 4.5% of net sales.

Other (Income)/Expense.

The $1.2 million decrease in other expense in the nine months ended April 30, 1998 compared to the nine months ended April 30, 1997 was primarily attributable to the reduction in interest expense in the first six months of fiscal 1998 relating to the repayment of Stow Mills' debt with proceeds from the Company's credit facility, which bears interest at a lower rate. In addition, the proceeds from the Company's initial public offering were used to repay debt.

Income Taxes.

The Company's effective income tax rates were 49.6% and 40.2% for the nine months ended April 30, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense.

Net Income.

As a result of the foregoing, the Company's net income increased by $2.6 million to $8.7 million for the nine months ended April 30, 1998 from $6.0 million in the nine months ended April 30, 1997. Excluding the $4.1 million (net of taxes) in merger costs in fiscal 1998 and $0.9 million extraordinary item (net of taxes) related to the early extinguishment of debt in fiscal 1997, net income would have been $12.7 million (representing an increase of 82.5% over the prior period), or 2.4% of net sales, and $7.0 million, or 1.5% of net sales, for the nine months ended April 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations and growth primarily from cash flows from operations, borrowings under its credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of debt and equity securities. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivable and inventory.

Net cash used in operations was $1.6 million and $2.5 million for the nine months ended April 30, 1998 and 1997, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in fiscal 1998 would have been $2.5 million. The Company's cash provided by operations in fiscal 1998, excluding merger expenses, is due primarily to net income plus depreciation and amortization, offset by investments in accounts receivable and inventory in the ordinary course of business. The Company's cash used in operations in fiscal 1997 related primarily to investments in accounts receivable and inventory in the ordinary course of business. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with the Company's ability to capture purchasing efficiency opportunities in excess of total carrying costs. The Company's working capital at April 30, 1998 was $47.0 million.

Net cash used in investing activities was $31.4 million and $3.1 million for the nine months ended April 30, 1998 and 1997, respectively. Investing activities in 1998 were primarily for the acquisition of new businesses and the purchase of a warehouse, as well as the continued upgrade of existing management information systems. Investing activities in 1997 included primarily capital expenditures related to the purchase of material handling equipment and the continued upgrade of existing management information systems. The Company's capital expenditures were primarily funded from senior bank indebtedness, including term loans.

Cash provided by financing activities was $34.3 million and $5.5 million for the
nine months ended April 30, 1998 and 1997, respectively.   During 1998, the
Company had net borrowing on its line of credit of $26.0 million and proceeds from long-term debt of $17.8 million. During fiscal 1997, the Company issued
2.9 million shares of its common stock in its initial public offering, which resulted in net proceeds to the Company of $35.5 million. The proceeds were used to repay indebtedness of the Company.

In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow Mills owing to the Company's bank and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year rate for U.S. Treasury Notes. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of April 30, 1998, the Company's outstanding borrowings under the credit agreement totaled $56.6 million. The credit agreement expires on July 31, 2002.

The Company expects to spend approximately $25 million over the next five years in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and update its material handling equipment. Included in this amount are $3 to $5 million in capital expenditures in the 1998 and 1999 calendar years for the Company's Year 2000 upgrade and new warehouse management system, including new hardware and installation.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

The Financial Accounting Standards Board recently issued SFAS No. 130,"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company will comply with the required presentation in fiscal 1999.

The Financial Accounting Standards Board recently issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply to the Company as the Company does not currently sponsor any defined benefit plans.

YEAR 2000 ISSUES

The Company's financial accounting systems are Year 2000 compliant. The Company's Eastern Region and its Chicago facility are not currently Year 2000 compliant. The Company is currently reviewing its operational business systems to ensure Year 2000 compliance and to enhance its business systems functionality to achieve operating efficiencies and customer service improvements. The Company plans to purchase packaged software to address Year 2000 issues when available. The Company expects to incur $3 to $5 million in expenditures in the 1998 and 1999 calendar years for its Year 2000 upgrade and new warehouse management systems, including new hardware and installation .However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

b)  Reports on Form 8-K.

On April 22, 1998, the Company filed a Current Report on Form 8-K dated April 22, 1998 restating under Item 5 (Other Events) financial statements and other financial information, and presenting under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following information:

EXHIBITS.

11 - Computation of Net Earnings per Share for the year ended October 31, 1995, the nine months ended July 31, 1996, the year ended July 31, 1997 and the six months ended January 31, 1997 and 1998.

23 -   Consent of KPMG Peat Marwick LLP, independent auditors.

27.1 - Restated Financial Data Schedules - six months ended January 31, 1998 and three months ended October 31, 1997.

27.2 - Restated Financial Data Schedules - year ended July 31, 1997, nine months ended April 30, 1997 and six months ended January 31, 1997.

27.3 - Restated Financial Data Schedules - three months ended October 31, 1996, nine months ended July 31, 1996 and year ended October 31, 1995.

99.1 - Selected Consolidated Financial Data.

99.2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

99.3 - Consolidated Financial Statements of United Natural Foods, Inc. as of October 31, 1995, July 31, 1996 and 1997 and January 31, 1998 (unaudited) and for the year ended October 31, 1995, the nine months ended July 31, 1996, the year ended July 31, 1997 and the six months ended January 31, 1997 and 1998 (unaudited) and Reports of Independent Accountants thereon.

99.4 - Schedule II - Valuation and Qualifying Accounts and Report of Independent Accountants thereon.

                                 EXHIBIT INDEX

Exhibit No.                      DESCRIPTION
-----------                      -----------
11                               Computation of Earnings Per Share

27                               Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNITED NATURAL FOODS, INC.


                                     /s/ Robert T. Cirulnick
                                _____________________________
                                Robert T. Cirulnick
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Dated:  June 12, 1998