Form 10-K
period 1998-07-31
UNITED NATURAL FOODS INC
filed 1998-10-29
CIK 1020859

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 1998
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $404,398,601, based upon the closing price of the registrant's common stock on the Nasdaq National Market on October 16, 1998. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 29, 1998 was 18,175,218.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in December 1998 are incorporated herein by reference into Part III of this report.

===============================================================================

UNITED NATURAL FOODS, INC.
FORM 10-K
TABLE OF CONTENTS

                                                                           Page
                                    PART I.

Item 1.     Business                                                         3

Item 2.     Properties                                                      11

Item 3.     Legal Proceedings                                               11

Item 4.     Submission of Matters to a Vote of Security Holders             11

                                   PART II.

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             13

Item 6.     Selected Financial Data                                         13

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       17

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk       27

Item 8.     Financial Statements and Supplementary Data                     28

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        47

                                   Part III

Item 10.    Directors and Executive Officers of the Registrant              47

Item 11.    Executive Compensation                                          47

Item 12.    Security Ownership of Certain Beneficial Owners and Management  47

Item 13.    Certain Relationships and Related Transactions                  47

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                     47


       Signatures

PART I.

ITEM 1.  BUSINESS

United Natural Foods, Inc. ("United Natural" or the "Company")is the leading independent national distributor of natural foods and related products in the United States. The Company is the primary supplier to a majority of its customers, offering more than 26,000 high-quality natural products consisting of groceries and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. The Company serves more than 6,500 customers in 46 states, including independent natural products retailers, super natural chains and conventional supermarkets, and is the primary distributor to the two largest super natural chains, Whole Foods Markets, Inc. ("Whole Foods") and Wild Oats Markets, Inc. ("Wild Oats"). The Company also owns and operates 16 retail natural products stores which complement its distribution business. The Company's strategy is to continue to capitalize on its leading market position and strong industry trends to enhance its position as the leading independent national distributor to the natural products industry. For the twelve months ended July 31, 1998, the Company generated net sales and operating income of $728.9 million and $29.0 million, respectively, representing compound annual growth rates of 20.7% and 37.0%, respectively, from the twelve months ended October 31, 1994.

The Company has achieved its market leadership position through a strategy consisting of both strong internal growth and acquisitions. Since 1985, the Company has successfully completed 20 acquisitions of distributors, suppliers and retail stores, including Stow Mills Inc. ("Stow Mills"), Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), significantly expanding the Company's distribution network, product offering and customer base. On October 31, 1997, the Company merged with Stow Mills, a regional natural products distributor serving the Northeast and Midwest regions of the United States. The Company believes that the Stow Mills merger will generate significant benefits, including: (i) increased market share and distribution capacity, particularly in the Midwest; (ii) improved purchasing power; (iii) enhanced product offerings; (iv) improved distribution logistics and operating efficiencies; and (v) significant opportunities for the reduction of selling, general and administrative expenses. On February 11, 1998, the Company acquired the assets of Hershey, a business specializing in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items. On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's, a wholesale distributor of organic produce. In managing its growth strategy, the Company has successfully captured the benefits of its national scale, while utilizing a regional approach to managing its business, taking advantage of the strong customer loyalty developed by its regional divisions which have formed the foundation of the Company. As a result of its national expansion, the Company has organized its operations into three geographic regions: Cornucopia Natural Foods, Inc. ("Cornucopia") and Stow Mills in the Eastern Region, Rainbow Natural Foods, Inc. ("Rainbow") in the Central Region and Mountain People's Warehouse ("Mountain People's")in the Western Region. The Company believes that this combination of national distribution economies combined with a regional operating focus has been the cornerstone of its successful operating strategy.

NATURAL PRODUCTS INDUSTRY

According to The Natural Foods Merchandiser, a leading industry publication, the natural products industry has achieved a compound annual growth rate of 21% from 1992 to 1996, growing from $5.3 billion to $11.5 billion. The Company believes that this growth reflects a broadening of the natural products consumer base which is being driven by several factors, including an increasing awareness of the link between diet and health, healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness.

According to The Natural Foods Merchandiser, the natural products retailing sector is highly fragmented, with over 6,700 independent natural products retailers in operation in 1996 and continuing to grow annually. Although the natural products industry sector remains fragmented, natural products supermarkets continue to increase their market share of total natural products sales as they expand into additional geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products as the sector gains appeal. Moreover, as consumer demand for natural products has grown, an increasing number of national, regional and local natural products have become available as more suppliers and producers have entered the market.

COMPETITIVE ADVANTAGES

The Company believes it benefits from a number of significant competitive advantages which include:

 . MARKET LEADER WITH A NATIONWIDE PRESENCE. As a result of its nationwide presence, the Company believes it is one of the few distributors capable of serving both local and regional customers as well as the rapidly growing super natural chains. The Company believes it has significant advantages over smaller, regional natural products distributors as a result of its ability to: (i) derive significant economies of scale in operating and distribution expenses; (ii) benefit from increased purchasing power and breadth of product offering; (iii) make significant investments in advanced technology and equipment, which will enhance productivity and customer service; and (iv) provide superior customer service on a national scale.

 . LOW-COST OPERATOR. The Company believes that it is well positioned to provide value added distribution services to its customers at attractive prices while also providing superior customer service. In addition to its volume purchasing power advantage, a critical component of the Company's position as a low-cost provider is its effective management of warehouse and distribution costs, primarily as a result of utilizing larger distribution centers within each of its geographic regions and integrating its facilities through its nationwide interregional logistics network. In addition, the Company has made significant investment in transportation equipment and information technology to enable it to more efficiently serve its customers.

 . EXPANDING BASE OF PREMIER CUSTOMER RELATIONSHIPS. The Company serves more than 6,500 customers in 46 states. The Company has developed long-standing customer relationships that it believes are among the strongest in the industry. The Company has also been the primary supplier to each of the industry's two largest super natural chains, Whole Foods and Wild Oats, for more than ten years.

 . EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY STAKE. The Company's management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, the Company has successfully completed 20 acquisitions of distributors, suppliers and retail stores, including Stow Mills, Albert's and Hershey. In addition, the Company's executive officers and directors, and their affiliates, and the Employee Stock Ownership Trust ("ESOT") beneficially own in the aggregate approximately 62.0% of the Company's Common Stock. Accordingly, the Company's senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

GROWTH STRATEGY

The Company's growth strategy is to maintain and enhance its position as the leading independent national distributor to the natural products industry. Key elements of the Company's strategy include:

 .  INCREASE MARKET SHARE OF THE RAPIDLY GROWING NATURAL PRODUCTS INDUSTRY. The
   Company's strategy is to continue to increase its leading market share of the rapidly growing natural products industry by significantly expanding its customer base, increasing its share of existing customers' business and continuing to expand and further penetrate new distribution territories.

 . EXPAND EXISTING CUSTOMER BASE. The Company has expanded substantially the number of customers served to more than 6,500 as of July 31, 1998. The Company plans to continue to expand its coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry as well as in developing channels of business such as traditional supermarkets, mass market outlets, Internet retailers, institutional foodservice providers, hotels and gourmet stores.

 .  INCREASE ITS SHARE OF EXISTING CUSTOMERS' DISTRIBUTION NEEDS. The
   Company seeks to become the primary supplier for a majority of its customers' needs by offering the broadest product offering in the industry at the most competitive prices. Since 1993, the Company has significantly expanded its product offering from approximately 14,000 products to more than 26,000 as of July 31, 1998. In addition, the Company has launched a number of highly successful private label programs, which offer both the Company and its customers higher margins than many of the Company's existing product offerings. As a result the Company believes it has become the primary distributor to the majority of its natural products customer base.

 .  CONTINUE TO EXPAND AND PENETRATE INTO NEW DISTRIBUTION TERRITORIES.
   Since 1993, the Company has increased the aggregate size of its distribution centers from approximately 660,000 square feet to approximately 1,300,000 square feet and the number of states served from 25 to 46. The Company will continue to selectively evaluate opportunities to acquire (i) distributors to fill in existing markets and expand into new markets and (ii) suppliers to expand margins through vertical integration and brand differentiation. The Company currently has no agreements or understandings with regard to any material acquisitions.

 .  CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. The
   Company continually seeks to improve its operating results by integrating its nationwide network utilizing the best practices within the industry and within each of the regions that have formed the foundation of the Company. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has resulted in significant improvements in operating margins, which increased from 2.5% in fiscal 1994 to 5.0% in the quarter ended July 31, 1998, excluding relocation and start-up costs for the new expanded Denver distribution and Central Region headquarters facility. Management believes that there are additional opportunities for margin improvement from its best practices programs.

 . CAPITALIZE ON THE BENEFITS OF THE STOW MILLS MERGER. With the Stow Mills merger in October 1997, the Company significantly expanded its customer base, distribution capacity and product offering. The merger is expected to generate significant benefits, including: (i) increased market share and distribution capacity, particularly in the Midwest; (ii) improved purchasing power; (iii) enhanced product offerings; (iv) improved distribution logistics and operating efficiencies; and (v) significant opportunities for the reduction of redundant selling, general and administrative expenses. As a result, management expects the Stow Mills merger to offer significant opportunities for future sales growth together with opportunities for further margin improvement.

 . CONTINUE TO PROVIDE THE LEADING DISTRIBUTION SOLUTION. The Company's strategy is to continue to provide the leading distribution solution to the natural products industry through its national scale, regional responsiveness, high customer service focus and breadth of product offering. The Company offers its customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase customer sales and enhance customer satisfaction and a broad range of marketing services, many of which are supplier-sponsored, including monthly and seasonal flier programs, in-store signage and assistance in product display, all in order to assist its customers in increasing sales.

PRODUCTS

The Company's extensive selection of high-quality natural products enables it to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. The Company distributes more than 26,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. The Company's private label products address certain preferences of customers that are not otherwise being met by other suppliers.

The Company evaluates more than 10,000 potential new products each year based on existing and anticipated trends in consumer preferences and buying patterns. Since 1992, the Company has introduced an average of 350 new products each month, while discontinuing approximately 150 less successful products. The Company's buyers regularly attend regional natural, organic, specialty, ethnic and gourmet products shows to review the latest product introductions that are likely to be of interest to retailers and consumers.
The Company also actively solicits suggestions for new products from its customers. The Company makes the majority of its new product decisions at the regional level. The Company believes that its decentralized purchasing practices allow its regional purchasers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. In addition, many of the new products offered by the Company are marketed on a regional basis or in the Company's own retail stores prior to being offered nationally, which enables the Company to evaluate local consumer reaction to the products without incurring significant inventory risk.

SUPPLIERS

The Company purchases its products from approximately 1,800 active suppliers. Although the majority of the Company's suppliers are based in the United States, the Company regularly sources products from vendors throughout Europe, Asia, South America, Africa and Australia. Management believes that natural products suppliers seek distribution of their products through the Company because it provides access to a large and growing customer base, distributes the majority of the suppliers' products and supports the suppliers' marketing programs. Substantially all product categories distributed by the Company are available from a number of suppliers and the Company is not dependent on any single source of supply for any product category. The Company's largest supplier accounted for approximately 3.8% of total purchases in calendar 1997.

The Company has positioned itself to respond to regional and local customer preferences for natural products by decentralizing the majority of its purchasing decisions for all products except bulk commodities. The Company believes that regional buyers are best suited to identify and to respond to local demands and preferences. Although each of the Company's regions is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in Company-wide purchasing programs that enable it to take advantage of the Company's consolidated purchasing power. For example, the Company has positioned itself as the largest purchaser of organically grown bulk products in the natural products industry by centralizing its purchase of nuts, seeds, grains, flours and dried fruits.

The Company's purchasing staff cooperates closely with suppliers to provide new and existing products. The suppliers assist in training the Company's account and customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

The Company maintains a comprehensive quality control assurance program. All products sold by the Company and represented as "organic" are required to be certified as such by an independent third-party agency. The Company maintains current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential vendors of organic products are required to provide such third-party certification before they are approved as a supplier to the Company. In addition, the Company has secured the services of counsel specializing in Food and Drug Administration ("FDA") matters to audit all labels, packaging, ingredient lists and product claims relating to products offered by the Company to ensure that all products meet current FDA requirements. The Company believes that it is the only natural products distributor which has performed such an audit to date.

CUSTOMERS

The Company markets its products to more than 6,500 customers located in 46 states. The Company maintains long-standing customer relationships with independent natural products retailers, including super natural chains, and has continued to emphasize its relationships with new customers, such as conventional supermarkets, Internet retailers and other mass market outlets, as well as gourmet stores, all of which are continually increasing their natural product offerings. Among the Company's wholesale customers are leading super natural chains doing business as Whole Foods (including Bread and Circus and Fresh Fields), Wild Oats, Nature's Fresh, Northwest!, Nature's Heartland and Wild Harvest and conventional supermarket chains such as Carr's, City Market, Harris Teeter, King Soopers, Kroger, Path Mark, Quality Food Centers (QFC), Shaws, Star Market and Stop and Shop.

Management believes that the Company is the primary supplier to the majority of its customers. Whole Foods accounted for approximately 16% and 14% of the Company's net sales in fiscal 1998 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales in fiscal 1998.

The following table sets forth the types of customers served by the Company and the approximate percentage of its net sales generated by each category for calendar 1996 and 1997.

                                                                                  PERCENTAGE OF
                                                                                    NET SALES
                                                                                  -------------
                                                                                    1996    1997
     TYPE OF CUSTOMER
     Independent Natural Products Stores........................................    53.8%   55.5%
     Super Natural Chains.......................................................    31.5    31.1
     Conventional Supermarkets..................................................     9.3     8.9
     Miscellaneous/Other........................................................     5.4     4.5
                                                                                    ----    ----
                                                                                   100.0%  100.0%
                                                                                   ======  ======

SALES

The Company maintains an order fill rate that on average exceeds 95% (excluding products unavailable from the supplier), which the Company believes is one of the highest order fill rates in the natural products distribution industry.
The Company believes that its high fill rates can be attributed to its experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. The Company offers next-day delivery service to a majority of its active customers and offers multiple deliveries each week to its largest customers. The Company believes that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

MARKETING

The Company has developed a variety of supplier-sponsored marketing services that cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

The Company offers a monthly flier program featuring the logo and address of the participating retailer imprinted on a flier advertising approximately 200 sale items which is distributed by the retailer to its customers. The color fliers are designed by the Company's in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. In addition, each flier generally includes detailed information on selected vendors, recipes, product features and a comparison of the characteristics of a natural product with a similar mass market product. The monthly flier program is structured to pass through to the retailer the benefit of company negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions.

In addition to its monthly flier program, the Company offers thematic custom and seasonal consumer fliers that are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. The Company also (i) offers in-store signage and promotional materials, including shopping bags and end-cap displays, (ii) provides assistance with planning and setting up product displays and (iii) advises on pricing decisions to enable its customers to respond to local competition.

DISTRIBUTION

The Company maintains 13 distribution centers located in Atlanta, Georgia; Auburn, California; Bridgeport, New Jersey; Chesterfield, New Hampshire; Chicago, Illinois; Dayville, Connecticut; Denver, Colorado; Kealeakua, Hawaii; Los Angeles, California; New Oxford, Pennsylvania; Rahway, New Jersey; Seattle, Washington and Winterhaven, Florida. These facilities consist of an aggregate of more than 1,300,000 square feet of space, the largest capacity of any distributor in the natural products industry. The Company has leased a new facility in Colorado which, at 180,800 square feet, is twice the size of its former facility. The Company intends to replace its 40,000 square foot auxiliary storage facility in Sacramento, California with a 75,000 square foot storage facility located adjacent to its Auburn, California distribution center. The Company recently signed a lease for a new distribution facility currently under construction in Auburn, Washington.


                                           SIZE               LEASE
LOCATION                              (IN SQUARE FEET)      EXPIRATION
Atlanta, Georgia.......................   175,000           March 1999
Auburn, California.....................   150,000           Owned
Bridgeport, New Jersey.................    36,700           Owned
Chesterfield, New Hampshire............   126,500           Owned
Chicago, Illinois......................    80,000           December 2000
Dayville, Connecticut..................   245,000           Owned
Denver, Colorado.......................   180,800           July 2013
Kealeakua, Hawaii......................    16,300           October 2002
Los Angeles, California................    31,000           June 1999
New Oxford, Pennsylvania...............   127,000           May 2003
Rahway, New Jersey.....................    38,000           March 2002
Seattle, Washington....................   100,000           February 2001
Winterhaven, Florida...................    10,500           October 2000

The Company has carefully chosen the sites for its distribution centers to provide direct access to its regional markets. This proximity allows the Company to reduce its transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. The Company believes that it incurs lower inbound freight expense than its regional competitors because its national presence allows it to buy full and partial truckloads of products which, if necessary, it can backhaul using the Company's own trucks between its distribution centers and satellite staging facilities. Many of the Company's competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. In addition, overstocks and inventory imbalances at one distribution center may be redistributed by the Company to another distribution center where products may be sold prior to their expiration date.

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

TECHNOLOGY

The Company has made a significant investment in information and warehouse management systems. The Company continually evaluates and upgrades its management information systems based on the best practices in the distribution industry and at its regional operations in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include radio frequency-based inventory control, paperless receiving, engineered labor standards, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse workers attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. To process customer orders, warehouse workers use hand-held radio frequency devices to scan the UPC bar code as a product is removed from its assigned slot. Similarly, customer returns are processed by scanning the UPC bar codes. The Company also employs a management information system that enables it to lower its inbound transportation costs by making optimum use of its own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

The Company has recently begun installation of Oracle-based Warehouse Management Systems (WMS). The Company expects to realize continued customer service improvements as a result of this investment and anticipates that the WMS will be operational in six of its distribution centers by the end of calendar 1999.

RETAIL OPERATIONS

The Company's Natural Retail Group ("NRG") currently owns and operates 16 retail natural products stores located in Connecticut, Florida, Maryland, Massachusetts and New York. The Company's retail strategy is to selectively acquire existing stores that meet the Company's strict criteria in categories such as sales and profitability, growth potential, merchandising and management. Generally, the Company will not purchase stores that directly compete with primary retail customers of its distribution business. The
Company believes its retail stores have a number of advantages over their competitors, including the financial strength and marketing expertise provided by the Company, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. The Company's strategy for future retail growth is to identify and acquire additional retail stores as opportunities arise and to focus on increased sales of higher margin nutritional supplements while maintaining emphasis on the sale of organic produce and delicatessen and bakery products and consumer education.

As both a distributor to its retail stores and a retailer, a number of advantages are made available to the Company, including the ability to: (i) control the purchases made by these stores; (ii) expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and (iii) keep current with the retail marketplace which allows it to better serve its distribution customers. In addition, as the primary natural products distributor to its retail locations, the Company expects to realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, the Company also has the ability to test market select products prior to offering them nationally, which allows the Company to evaluate consumer reaction to the product without incurring significant inventory risk. The Company is able to test new marketing and promotional programs within its stores prior to offering them to a broader customer base.

COMPETITION

The natural products distribution industry is highly competitive. The industry has been characterized in recent years by significant consolidation and the emergence of large competitors. The Company's major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Bolswessanen N.V.) and its major regional competitors are Nature's Best, Inc. in the western United States, Northeast Cooperative in the eastern United States and Blooming Prairie Cooperative Warehouse in the Midwestern states. The Company also competes with numerous smaller regional and local distributors of ethnic, Kosher, gourmet and other specialty foods. In addition, the Company competes with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities. There can be no assurance that distributors of conventional groceries will not increase their emphasis on natural products and more directly compete with the Company or that new competitors will not enter the market. Many of these distributors may have been in business longer, may have substantially greater financial and other resources than the Company and may be better established in their markets. There can be no assurance that the Company's current or potential competitors will not provide services comparable or superior to those provided by the Company or adapt more quickly than the Company to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that certain of the Company's customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations.

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

EMPLOYEES

As of September 30, 1998, the Company had approximately 2,442 full- and part-time employees. The Company has in the past been the focus of union-organizing efforts. An aggregate of approximately 90 employees at the Company's Seattle, Washington and Rahway, New Jersey facilities are covered by collective bargaining agreements. United Natural has never experienced a work stoppage by its unionized employees. United Natural believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company maintains 13 distribution centers located in Atlanta, Georgia; Auburn, California; Bridgeport, New Jersey; Chesterfield, New Hampshire; Chicago, Illinois; Dayville, Connecticut; Denver, Colorado; Kealeakua, Hawaii; Los Angeles, California; New Oxford, Pennsylvania; Rahway, New Jersey; Seattle, Washington and Winterhaven, Florida. These facilities consist of an aggregate of more than 1,300,000 square feet of space, the largest capacity of any distributor in the natural products industry. The Company has leased a new facility in Colorado which, at 180,800 square feet, is twice the size of its former facility. The Company intends to replace its 40,000 square foot auxiliary storage facility in Sacramento, California with a 75,000 square foot storage facility located adjacent to its Auburn, California distribution center. The Company recently signed a lease for a new distribution facility currently under construction in Auburn, Washington.

                                           SIZE               LEASE
LOCATION                              (IN SQUARE FEET)      EXPIRATION
Atlanta, Georgia.......................   175,000           March 1999
Auburn, California.....................   150,000           Owned
Bridgeport, New Jersey.................    36,700           Owned
Chesterfield, New Hampshire............   126,500           Owned
Chicago, Illinois......................    80,000           December 2000
Dayville, Connecticut..................   245,000           Owned
Denver, Colorado.......................   180,800           July 2013
Kealeakua, Hawaii......................    16,300           October 2002
Los Angeles, California................    31,000           June 1999
New Oxford, Pennsylvania...............   127,000           May 2003
Rahway, New Jersey.....................    38,000           March 2002
Seattle, Washington....................   100,000           February 2001
Winterhaven, Florida...................    10,500           October 2000

The Company also rents facilities to operate its 16 retail stores along the east coast.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is involved in routine litigation which arises in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1998.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company and their ages as of October 29, 1998 are as follows:

   NAME                        AGE                    POSITION
Norman A. Cloutier(1)(2)......  44  Chairman of the Board and Chief Executive
                                    Officer
Michael S. Funk(2)............  44  Vice Chairman of the Board, President of the
                                    Company and President of the Company's
                                    Western Region
Robert T. Cirulnick...........  43  Chief Financial Officer and Treasurer
Richard S. Youngman...........  47  President of the Company's Eastern Region,
                                    Assistant Secretary and Director of the
                                    Company
Daniel V. Atwood..............  40  President of NRG, Vice President and
                                    Secretary of the Company
Kevin T. Michel...............  40  President of the Company's Central Region,
                                    Assistant Treasurer and Director of the
                                    Company
Barclay McFadden, III.........  48  Director
Thomas B. Simone(1)(3)........  56  Director
Steven H. Townsend............  45  Director
Richard J. Williams(1)(3).....  37  Director

---------------------
(1) Member of the Audit Committee.
(2) Member of the Nominating Committee.
(3) Member of the Compensation Committee.

Norman A. Cloutier founded the Company in 1978. Mr. Cloutier has been
Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Cloutier served as President of the Company from its inception until October 1996. Mr. Cloutier previously operated a natural products retail store in Coventry, Rhode Island from 1977 to 1978.

Michael S. Funk has been Vice Chairman of the Board of the Company since February 1996 and President of the Company since October 1996. Mr. Funk served as Executive Vice President of the Company from February 1996 until October 1996. Since its inception in July 1976, Mr. Funk has been President of Mountain People's (currently the Company's Western Region). Mr. Funk has served on the Board of Directors since February 1996.

Robert T. Cirulnick has been Chief Financial Officer of the Company since February 1998. Mr. Cirulnick served in various financial capacities with PepsiCo, Inc. from September 1985 through February 1998, including Vice President, Controller of Frito-Lay, Inc., a subsidiary of PepsiCo, from August 1994 to February 1998. Mr. Cirulnick was the Chief Financial Officer and Director of Finance and Administration for Smith's Food Group, a joint venture company between PepsiCo and General Mills from May 1993 through August 1994. Mr. Cirulnick was a Certified Public Accountant with KPMG Peat Marwick LLP from June 1980 to September 1985, where he served in various audit and tax capacities.

Richard S. Youngman was the President and a director of Stow Mills and its predecessor company from 1979 until October 1997. In October 1997, Mr. Youngman became Chief Executive Officer of Stow Mills and President of the Company's Eastern Region. Mr. Youngman has served on the Board of Directors since December 1997.

Daniel V. Atwood has been President of NRG and Vice President of the Company since August 1995. Mr. Atwood was Vice President-Marketing of the Company from January 1984 to August 1995. From 1979 to 1982, Mr. Atwood was a Store Manager at Bread & Circus Supermarkets, a supernatural chain. Mr. Atwood served on the Board of Directors from August 1988 to December 1997.

Kevin T. Michel has been President of the Company's Central Region since January 1998. Mr. Michel served as Chief Financial Officer of Mountain People's from January 1995 until December 1997. From January 1992 until January 1995, Mr. Michel held several different accounting and finance positions at Mountain People's. From March 1991 until December 1991, Mr. Michel was the sole proprietor of a restaurant. Mr. Michel has served on the Board of Directors since February 1996.

Barclay McFadden, III was the Chief Executive Officer and a director of Stow Mills and its predecessor company from 1976 until October 1997. Mr. McFadden serves on the Board of Directors of First Vermont Bank and a number of charitable organizations. Mr. McFadden has served on the Board of Directors since December 1997.

Thomas B. Simone has served on the Board of Directors since October 1996. Since April 1994, Mr. Simone has served as President and Chief Executive Officer of Simone & Associates, a healthcare and natural products investment and consulting company since April 1994. From February 1991 to April 1994, Mr. Simone was President of McKesson Drug Company. Mr. Simone also has served on the Board of Directors of ECO-DENT International, Inc. and IBV Technologies, Inc. since April 1994.

Steven H. Townsend served as Vice President--Finance and Administration of the Company from 1983 to February 1998 and Chief Financial Officer of the Company from August 1988 to February 1998. From 1980 to 1983, Mr. Townsend was Director of Finance for the Town of Mansfield, Connecticut. Mr. Townsend has served on the Board of Directors since August 1988.

Richard J. Williams has been a Managing Director of Triumph Capital Group, Inc. since March 1990. Mr. Williams has served on the Board of Directors since November 1993. Mr. Williams also serves on the Board of Directors of Outsource International, Inc.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNFI."

The United Natural Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of United Natural Common Stock on the Nasdaq National Market:


Fiscal 1997                                 High      Low
                                           -------  -------
     Second Quarter                        $17.500  $12.500

     Third Quarter                          17.000   13.000

     Fourth Quarter                         24.375   15.000



     Fiscal 1998                            High      Low
                                           -------  -------
     First Quarter                         $26.750  $19.250

     Second Quarter                         27.125   19.750

     Third Quarter                          30.688   23.750

     Fourth Quarter                         33.375   22.500

On July 31, 1998 United Natural had 50 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal year ended October 31, 1995, the nine months ended July 31, 1996, and the fiscal years ended July 31, 1997 and 1998, and under the caption Consolidated Balance Sheet Data at July 31, 1996, 1997 and 1998, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the nine months ended July 31, 1995 and the twelve months ended July 31, 1996 are derived from the unaudited consolidated financial statements of the Company that have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Income Data

                                                  YEAR ENDED OCTOBER        NINE MONTHS ENDED             TWELVE MONTHS ENDED
                                                          31,                   JULY 31,                         JULY 31,
(In thousands, except per share data)               1994       1995          1995       1996              1996     1997      1998
STATEMENT OF OPERATIONS DATA:                       ----       ----          ----       ----              ----     ----      ----
Net sales                                        $359,881   $458,849      $318,642   $439,842        $580,049   $634,825  $728,910
Cost of sales                                     285,339    363,757       251,381    350,130         462,506    507,547   578,575

Gross profit                                       74,542     95,092        67,261     89,712         117,543    127,278   150,335
Operating expenses                                 65,080     81,355        57,154     75,059          99,261    103,885   116,042
Merger expenses                                         -          -             -          -               -          -     4,064
Amortization of intangibles                           538      2,426           602        793           2,616      1,060     1,185

Total operating expenses                           65,618     83,781        57,756     75,852         101,877    104,945   121,291

Operating income                                    8,924     11,311         9,505     13,860          15,666     22,333    29,044
Other expense (income):
Interest expense                                    4,391      5,969         4,127      5,887           7,730      5,976     5,157
Other, net                                           (226)      (428)         (377)      (360)           (411)      (679)     (778)
Total other expense                                 4,165      5,541         3,750      5,527           7,319      5,297     4,379
Income before income taxes and extraordinary
item                                                4,759      5,770         5,755      8,333           8,347     17,036    24,665
Income taxes                                        2,022      2,953         2,185      2,883           3,652      6,636    11,580
Extraordinary item                                      -          -             -          -               -        933         -
Net income                                       $  2,737   $  2,817      $  3,570   $  5,450        $  4,695   $  9,467  $ 13,085

Per share data (Basic):

Income before extraordinary item                 $   0.20   $   0.21      $   0.26   $   0.40        $   0.34   $   0.64  $   0.75

Extraordinary item, net of income
 tax benefit                                            -          -             -          -               -       0.06         -

                Net income                       $   0.20   $   0.21      $   0.26   $   0.40        $   0.34   $   0.58  $   0.75

Weighted average basic shares of common
 stock                                             13,691     13,691        13,691     13,687          13,688     16,367    17,467

Per share data (Diluted):

Income before extraordinary item                 $   0.18   $   0.19      $   0.24   $   0.37        $   0.32   $   0.63  $   0.74

Extraordinary item, net of income tax
 benefit                                                -          -             -          -               -       0.06         -

Net income per share (diluted)                   $   0.18   $   0.19      $   0.24   $   0.37        $   0.32   $   0.57  $   0.74

Weighted average diluted shares of
 common stock                                      14,804     14,858        14,858     14,853          14,855     16,553    17,798


                                     AS OF OCTOBER 31,             AS OF JULY 31,
                                     1994       1995        1996        1997        1998
                                     ----       ----        ----        ----        ----
Working capital                    $24,713    $ 26,983    $ 13,453    $ 53,101    $ 65,568
Total assets                       $91,442    $134,508    $152,343    $164,561    $212,242
Total debt and capital leases      $34,327    $ 48,890    $ 34,108    $ 21,647    $ 25,845
Total stockholders' equity         $14,266    $ 17,117    $ 23,440    $ 73,916    $104,386

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

United Natural Foods, Inc. is the leading independent national distributor of natural foods and related products in the United States. In recent years, the Company has increased sales to existing and new customers through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, management believes that the Company has been able to broaden its geographic penetration, expand its customer base, enhance and diversify its product selections and increase its market share. The Company's distribution operations are divided into three principal regions:
Cornucopia and Stow Mills in the Eastern Region, Rainbow in the Central Region and Mountain People's in the Western Region. Through NRG, the Company also owns and operates 16 retail natural products stores located in the eastern United States. The Company's retail strategy for NRG is to selectively acquire existing natural products stores that meet the Company's strict criteria in areas such as sales growth, profitability, growth potential and store management. Management believes the Company's retail business serves as a natural complement to its distribution business.

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

The Company's net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances and, to a lesser extent, sales from its natural products stores. The principal components of the Company's cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, administrative, depreciation, merger expenses and amortization expense. Other expenses include interest payments on outstanding indebtedness, interest income and miscellaneous income and expenses.

RECENT ACQUISITIONS

On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's, a wholesale distributor of organic produce, for between $10.8 and $12.0 million contingent on future performance. Albert's had sales of $47.8 million for its most recent fiscal year ending December 31, 1997.

During February 1998, the Company acquired substantially all the assets of Hershey, an international trading, roasting and packaging business of nuts, seeds, dried fruit and snack items, for approximately $10.5 million. Hershey had sales of $20.8 million for its most recent fiscal year ending June 30, 1997.

The mergers of the Company with Mountain People's in February 1996 and Stow Mills in October 1997 have each been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural, Mountain People's and Stow Mills had been combined for all periods reported.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                 ----------------------------------------
                                                                       TWELVE MONTHS ENDED JULY 31,
                                                                 ----------------------------------------
                                                                   1998            1997            1996
                                                                   ----            ----            ----
Net sales                                                          100.0%          100.0%          100.0%

Cost of sales                                                       79.4%           80.0%           79.7%
                                                                   ------          ------          ------

Gross profit                                                        20.6%           20.0%           20.3%
                                                                   ------          ------          ------

Operating expenses                                                  15.9%           16.4%           17.2%

Merger expenses                                                      0.6%              -               -

Amortization of
  intangibles                                                        0.2%            0.2%            0.4%
                                                                   ------          ------          ------
Total operating expenses                                            16.6%           16.5%           17.6%
                                                                   ------          ------          ------
Operating income                                                     4.0%            3.5%            2.7%
                                                                   ------          ------          ------


Other expense (income):
  Interest expense                                                   0.7%            0.9%            1.3%
  Other, net                                                        -0.1%           -0.1%           -0.1%
                                                                   ------          ------          ------

Total other expense                                                  0.6%            0.8%            1.3%
                                                                   ------          ------          ------

Income before income taxes and extraordinary item                    3.4%            2.7%            1.4%

Income taxes                                                         1.6%            1.0%            0.6%
                                                                   ------          ------          ------
Income before extraordinary item                                     1.8%            1.7%            0.8%

Extraordinary item - Loss on early extinguishment
  debt (less applicable income taxes)                                  -             0.1%              -

                                                                   ------          ------          ------
Net income                                                           1.8%            1.5%            0.8%
                                                                   ======          ======          ======

TWELVE MONTHS ENDED JULY 31, 1998 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1997

Net Sales.

The Company's net sales increased approximately 14.8%, or $94.1 million, to $728.9 million for the twelve months ended July 31, 1998 from $634.8 million for the twelve months ended July 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered by the Company. The acquisitions of Hershey and eight retail stores during fiscal 1998 also contributed to the increase in sales.

Gross Profit.

The Company's gross profit increased approximately 18.1%, or $23.1 million, to $150.3 million for the twelve months ended July 31, 1998 from $127.3 million for the twelve months ended July 31, 1997. The Company's gross profit as a percentage of net sales increased to 20.6% for the twelve months ended July 31, 1998 from 20.0% for the twelve months ended July 31, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, partially offset by increased sales to existing customers under the Company's volume discount program.

Operating Expenses.

The Company's total operating expenses increased approximately 15.6%, or $16.3 million, to $121.3 million for the twelve months ended July 31, 1998 from $104.9 million for the twelve months ended July 31, 1997. As a percentage of net sales, operating expenses increased to 16.6% for the twelve months ended July 31, 1998 from 16.5% for the twelve months ended July 31, 1997. Excluding merger costs of $4.1 million and relocation and start-up costs of $0.7 million for the new expanded Denver distribution and Central Region headquarters facility, the Company's total operating expenses for the twelve months ended July 31, 1998 would have been $116.6 million, or 16.0% of net sales, representing an increase of $11.6 million, or 11.1%, over the comparable prior period. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the Company's ability to leverage its overhead and realize synergies from recent acquisitions.

Operating Income.

Operating income increased $6.7 million, or approximately 30.1%, to $29.0 million for the twelve months ended July 31, 1998 from $22.3 million for the twelve months ended July 31, 1997. As a percentage of net sales, operating income increased to 4.0% in the twelve months ended July 31, 1998 from 3.5% in the comparable 1997 period. Excluding the merger costs and relocation and start-up costs noted above, operating income for the twelve months ended July 31, 1998 would have been $33.8 million (representing an increase of 51.2% over the prior year period), or 4.6% of net sales.

Other (Income)/Expense.

The $0.9 million decrease in other expense in the twelve months ended July 31, 1998 compared to the twelve months ended July 31, 1997 was primarily attributable to the reduction in interest expense in the last nine months of fiscal 1998 relating to the repayment of Stow Mills' debt with proceeds from the Company's credit facility, which bears interest at a lower rate. In addition, approximately $17.3 million in proceeds from the Company's June 1998 secondary public offering were used to repay debt.

Income Taxes.

The Company's effective income tax rates were 46.9% and 39.0% for the twelve months ended July 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense.

Net Income.

As a result of the foregoing, the Company's net income increased by $3.6 million to $13.1 million for the twelve months ended July 31, 1998 from $9.5 million in the twelve months ended July 31, 1997. Excluding the $4.1 million in merger costs and the $0.7 million($0.4 million, net of taxes) in fiscal 1998 and $0.9 million extraordinary item (net of taxes) related to the early extinguishment of debt in fiscal 1997, net income would have been $17.5 million (representing an increase of 68.5% over the prior period), or 2.4% of net sales, and $10.4 million, or 1.6% of net sales, for the twelve months ended July 31, 1998 and 1997, respectively.

TWELVE MONTHS ENDED JULY 31, 1997 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1996

Net Sales.

The Company's net sales increased approximately 9.4%, or $54.8 million, to $634.8 million for the twelve months ended July 31, 1997 from $580.0 million for the twelve months ended July 31, 1996. Net sales for Stow Mills during the period increased at a lower rate than net sales for the Company's other regions. The increase in net sales was primarily attributable to increased sales by the Company to its existing customers, sales to new customers, increased sales attributable to the introduction of new products not formerly offered by the Company and increased market penetration in existing geographic territories.

Gross Profit.

The Company's gross profit increased approximately 8.3%, or $9.8 million, to $127.3 million for the twelve months ended July 31, 1997 from $117.5 million for the twelve months ended July 31, 1996. The Company's gross profit as a percentage of net sales decreased to 20.0% for the twelve months ended July 31, 1997 from 20.3% for the twelve months ended July 31, 1996. The decrease in gross profit as a percentage of net sales resulted primarily from increased sales to existing customers that earned greater discounts under the Company's volume discount program.

Operating Expenses.

The Company's total operating expenses increased approximately 3.0%, or $3.0 million, to $104.9 million for the twelve months ended July 31, 1997 from $101.9 million for the twelve months ended July 31,1996. However, as a percentage of net sales, operating expenses decreased to 16.5% for the twelve months ended July 31, 1997 from 17.6% for the twelve months ended July 31, 1996. Operating expenses for the twelve months ended July 31, 1996 included $1.6 million representing the write-down of intangible assets, $0.5 million for costs associated with the merger with Mountain People's and $1.1 million for costs associated with the grant of stock options under the Company's 1996 Stock Option Plan. Excluding this charge, the Company's total operating expenses for the twelve months ended July 31, 1996 would have been $98.8 million, or 17.0% of net sales. The decrease in total operating expenses as a percentage of net sales was attributable to the Company's absorption of fixed expenses and overhead over a larger sales base.

Operating Income.

Operating income increased $6.6 million, or approximately 42.6%, to $22.3 million for the twelve months ended July 31, 1997 from $15.7 million for the twelve months ended July 31, 1996. As a percentage of net sales, operating income increased to 3.5% for the twelve months ended July 31,1997 from 2.7% for the twelve months ended July 31, 1996. Excluding the charges discussed above, operating income for the twelve months ended July 31,1996 would have been $18.8 million, or 3.2% of net sales.

Other (Income)/Expense.

Total other expense, net, decreased by $2.0 million, or approximately 27.6%, to $5.3 million for the twelve months ended July 31,1997 from $7.3 million for the twelve months ended July 31, 1996. The decrease was primarily attributable to lower interest payments for the twelve months ended July 31, 1997 resulting from the use of the proceeds of the Company's initial public offering to repay debt. As a result, interest expense decreased to $6.0 million for the twelve months ended July 31, 1997 from $7.7 million for the twelve months ended July 31, 1996.

Income Taxes.

The Company's effective income tax rate was 39.0% and 43.8% for the twelve months ended July 31, 1997 and 1996, respectively. Stow Mills was taxed as an S Corporation prior to the merger with the Company. Had Stow Mills been a C corporation, the Company's effective tax rates would have been 41.3% and 49.6% for the twelve months ended July 31, 1997 and 1996,respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible amortization, especially the write-off of the intangible assets in the twelve months ended July 31, 1996, as well as the impact of state and local income taxes.

Net Income.

As a result of the foregoing, the Company's income before extraordinary item for the twelve months ended July 31, 1997 was $10.4 million. In November 1996, the Company completed its initial public offering of stock, the net proceeds of which were used to repay debt. In connection with the Company's early repayment of debt from the proceeds of its initial public offering, the Company recorded an extraordinary loss of $1.6 million($0.9 million net of taxes) for the twelve months ended July 31, 1997. Net income for the twelve months ended July 31, 1997 was $9.5 million. Net income for the twelve months ended July 31, 1996 was $4.7 million. Net income for the year included a charge of $1.3 million net of taxes.

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

Net cash provided by (used in) operations was $4.5 million, $1.9 million and $(0.5) million for the years ended July 31, 1998 and 1997, and the nine months ended July 31, 1996, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in fiscal 1998 would have been $8.6 million. The Company's cash provided by operations in fiscal 1998, excluding merger expenses, is due primarily to net income plus depreciation and amortization, offset by investments in accounts receivable and inventory in the ordinary course of business. The increase in inventory levels relates to supporting increased sales with wider product assortment combined with the Company's ability to capture purchasing efficiency opportunities in excess of total carrying costs. The Company's working capital at July 31, 1998 was $64.9 million.

Net cash used in investing activities was $34.7 million, $3.8 million and $8.6 million for the years ended July 31, 1998 and 1997, and the nine months ended July 31, 1996, respectively. Investing activities in 1998 were primarily for the acquisition of new businesses, the purchase of the Auburn, California warehouse and Western Region Headquarters facility, and the purchase of a warehouse, as well as the continued upgrade of existing management information systems. Investing activities in 1997 included primarily capital expenditures related to the purchase of material handling equipment and the continued upgrade of existing management information systems. The Company's capital expenditures were primarily funded from senior bank indebtedness, including term loans.

Cash provided by financing activities was $30.6 million, $2.0 million and $9.3 million for the years ended July 31, 1998 and 1997, and the nine months ended July 31, 1996, respectively. During 1998, the Company issued 800,000 shares of its common stock for net proceeds of $17.2 million. Also in 1998, the Company had net borrowing on its line of credit of $9.4 million and proceeds from long-term debt of $14.4 million. During fiscal 1997, the Company issued 2.9 million shares of its common stock in its initial public offering, which resulted in net proceeds to the Company of $35.5 million. The proceeds were used to repay indebtedness of the Company.

In October 1997, the Company amended its credit agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow Mills owing to the Company's bank and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate or 1.00% above the bank's London Interbank Offered Rate (LIBOR), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year rate for U.S. Treasury Notes. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of July 31, 1998, the Company's outstanding borrowings under the credit agreement totaled $60.8 million. The credit agreement expires on July 31, 2002.

The Company expects to spend approximately $45 million over the next five years in capital expenditures to fund the expansion of existing facilities, purchase new facilities, upgrade information systems and technology and update its material handling equipment. Included in this amount is $5 million in capital expenditures in the 1998 and 1999 calendar years for the Company's systems upgrade and new warehouse management system, including new hardware and installation.

In October 1998, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

The Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company will comply with the required presentation in fiscal 1999.

The Financial Accounting Standards Board issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply to the Company as the Company does not currently sponsor any defined benefit plans.

The Financial Accounting Standards Board recently issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

YEAR 2000 ISSUES

The Company is currently in the process of assessing its exposure to the Year 2000 issue, and has established a comprehensive response to that exposure. Generally, the Company has "Year 2000" exposure in three areas: i) the Company's information technology ("IT") infrastructure, including computer operating systems and applications, ii) microprocessors and other electronic devices included as components of non-computer equipment ("embedded chips") and iii) computer systems used by third parties, including customers and suppliers of the Company. The IT infrastructure and embedded chips are being addressed on a regional level. The third parties are being evaluated centrally. The Company has completed its assessment of its IT infrastructure, and is in the process of completing its evaluation of all microprocessors and other electronic devices, and third-party vendors and customers.

The Company believes that the Western Region's critical IT infrastructure components and embedded chips are Year 2000 compliant. The Company has made the minimal changes necessary for its IT infrastructure to operate in a Year 2000 environment. The Company does not utilize two digit date coding logic, and has successfully tested hardware, operating system, and applications software simulating post Year 2000 systems clock dates. The Company has tested its microprocessors and other electronic devises and is in the process of making any necessary modifications rendering them year 2000 compliant. The Company expects that the Western Region's microprocessors and other electronic devices will be Year 2000 compliant by February, 1999, except for the replacement of the Seattle facility's phone system which is scheduled for replacement for other business reasons in July 1999. All critical IT infrastructure components and embedded chips have been tested and work properly for the year 2000 and beyond. Additionally, a third-party review has been conducted to understand the Western Region's Year 2000 progress and communicate matters that came to their attention regarding such progress.

The Company believes the Central Region's critical IT infrastructure components and embedded chips are also Year 2000 compliant. The Central region does not employ two digit date coding logic and has simulated Year 2000 system clock dates in tests of its hardware and operating systems as well as selected applications software. The Company anticipates that all Year 2000 simulation testing will be completed by the end of November 1998. The Company has also recently completed an independent third-party review of the Central Region's operating system and critical IT applications software code which has indicated Year 2000 compliance. All other IT infrastructure components and embedded chips have been modified, will be modified before January 1, 1999, or if not Year 2000 compliant will be retired before July 1, 1999.

The Eastern Region is currently reviewing the results of a third-party audit of its Year 2000 systems code for both the Cornucopia and Stow Mills systems. The Eastern Region is in the process of moving to one system for operational efficiency reasons. The Stow Mills system will become a hybrid of the best functionality components of each system. The Stow Mills systems require a number of code changes to achieve full Year 2000 compliance. The Company expects the existing operating system to be upgraded to a Year 2000 compliant version during the first calendar quarter of 1999. In addition, all code is expected to be Year 2000 compliant for the surviving Stow business systems prior to the end of the first calendar quarter of 1999. Also, the surviving East Region systems clock will be moved forward simulating the Year 2000 prior to the end of March 1999. The existing Cornucopia (Dayville, Connecticut and Atlanta, Georgia) systems are not Year 2000 compliant. The Company is expected to move off these existing systems and on to the surviving Stow Mills system during the first calendar quarter of 1999. All other IT infrastructure components and embedded chips have been modified, will be modified before the end of December 1998, or if not Year 2000 compliant, will be retired before July 1, 1999.

The Company is in the process of installing new Point of Sale systems in its retail stores to enable more sophisticated promotions and improved business controls. The current Point of Sale or cash registers are not all Year 2000 compliant. The Company plans to have the Year 2000 compliant Point of Sale systems or compliant cash registers in place on or before July 1999. The Company is in the process of evaluating a solution for the Hershey business, which is not currently Year 2000 compliant.

The Company has sent written requests for Year 2000 information to substantially all suppliers. The Company is currently reviewing the responses received and preparing to send second requests to the top suppliers making up at least 80% of the company's purchases. The Company is also compiling a database of all customers regarding their Year 2000 status and plans for remediation and will send information requests by the end of November 1998.

The Company is in the process of updating its systems for business functionality reasons and has adopted a going forward systems strategy of staying current with state of the art systems technology. Furthermore, the Company is in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would be performed regardless of the Year 2000 issue both from a timing and cost perspective. The Company therefore believes that it has spent and is spending an immaterial incremental amount on Year 2000 remediation over what it would spend to execute its going forward systems strategy. The Company has significantly increased its IT expenditures to execute its systems strategy which includes any immaterial incremental amounts to achieve Year 2000 compliance. The Company expects to spend on IT systems and support approximately $6 million in fiscal 1999 and spent approximately $4 million and $3 million in fiscal 1998 and 1997 respectively.

The dates on which the Company believes it will be Year 2000 compliant are based on management's plans for work to be performed and best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips or if customers or suppliers cannot rectify their Year 2000 issues, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet established a contingency plan in the event of non-compliance by any parties and has a timeline to prepare such contingency plans for any critical application falling behind schedule after the completion of the first calendar quarter of 1999.

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


A significant portion of the Company's historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. The Company merged with Stow Mills in October 1997. The successful and timely integration of this merger is critical to the future operating and financial performance of the Company. The Company believes that the integration of Stow Mills will not be substantially completed until mid calendar 1999. The integration will require, among other things, coordination of administrative, distribution and finance functions, the integration of personnel and expansion of information and warehouse management systems among the Company's regional operations. The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the process of combining the companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that the Company will retain key employees of Stow Mills or that the Company will realize any of the other anticipated benefits of the Stow Mills merger.

The growth in the size of the Company's business and operations has placed and is expected to continue to place a significant strain on the Company's management. The Company's future growth is limited in part by the size and location of its distribution centers. There can be no assurance that the Company will be able to successfully expand its existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, the Company's growth strategy to expand its market presence includes possible additional acquisitions. To the extent the Company's future growth includes acquisitions, there can be no assurance that the Company will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. The inability of the Company to manage its growth effectively could have a material adverse effect on its business, financial condition or results of operations.

The Company operates in highly competitive markets, and its future success will be largely dependent on its ability to provide quality products and services at competitive prices. The Company's competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with the Company or that new competitors will not enter the market. These distributors may have been in business longer than the Company, may have substantially greater financial and other resources than the Company and may be better established in their markets. There can be no assurance that the Company's current or potential competitors will not provide services comparable or superior to those provided by the Company or adapt more quickly than the Company to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of the Company's customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

The ability of the Company to maintain close, mutually beneficial relationships with its top two customers, Whole Foods and Wild Oats, is important to the ongoing growth and profitability of its business. Whole Foods, the Company's largest customer, accounted for approximately 16% of the Company's net sales during the fiscal year ended July 31, 1998. As a result of this concentration of the Company's customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect the Company's business, financial condition or results of operations. The Company's sales are made pursuant to purchase orders and therefore the Company generally has no agreements with or commitments from its customers for the purchase of products. No assurance can be given that the Company's customers will maintain or increase their sales volumes or orders for the products supplied by the Company or that the Company will be able to maintain or add to its existing customer base.

The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the emergence of super natural chains may have an adverse effect on the Company's profit margins in the future as more customers qualify for greater volume discounts offered by the Company. The grocery industry is also sensitive to national and regional economic conditions, and the demand for products supplied by the Company may be adversely affected from time to time by economic downturns. In addition, the Company's operating results are particularly sensitive to, and may be materially adversely affected by, difficulties with the collectibility of accounts receivable, inventory control, competitive pricing pressures and unexpected increases in fuel or other transportation-related costs. There can be no assurance that one or more of such factors will not materially adversely affect the Company's business, financial condition or results of operations.

Management of the Company's business is substantially dependent on the services of Norman A. Cloutier, the Company's Chairman of the Board and Chief Executive Officer, Robert T. Cirulnick, the Company's Chief Financial Officer, and other key management employees. Loss of the services of such officers or any other key management employee could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company's net sales and operating results may vary significantly from period to period due to factors such as changes in the Company's operating expenses, management's ability to execute the Company's business and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions. Both the Company's distribution and retail businesses are dependent upon consumer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues. Furthermore, the future operating performance of the Company is directly influenced by natural product prices, which can be volatile and fluctuate according to competitive pressures. A lack of an adequate supply of high-quality agricultural products or volatility in prices resulting from poor growing conditions, natural disasters or otherwise, could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that any future acquisitions by the Company will not have an adverse effect on the Company's business, financial condition or results of operations, particularly in periods immediately following the consummation of such transactions, while the operations of the acquired businesses are being integrated into the Company's operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.

The Company's business is highly regulated at the federal, state and local levels and its products and distribution operations require various licenses, permits and approvals. In particular, the Company's products are subject to inspection by the U.S. Food and Drug Administration, its warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities, and its trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the Company's business, financial condition or results of operations.

As of July 31, 1998, the Company's executive officers and directors, and their affiliates, and the ESOT will beneficially own in the aggregate approximately 62.0% of the Company's Common Stock. Accordingly, these stockholders, if acting together, would have the ability to elect the Company's directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company. See "Management" and "Principal and Selling Stockholders."

As of July 31, 1998, approximately 90 employees, representing approximately 4% of the Company's 2,442 employees, were union members. The Company is currently, and has in the past been, the focus of union-organizing efforts. As the Company increases its employee base and broadens its distribution operations to new geographic markets, its increased visibility could result in increased or expanded union-organizing efforts. Although the Company has not experienced a work stoppage to date, if additional employees of the Company were to unionize, the Company could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect the Company's business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
United Natural Foods, Inc. and Subsidiaries:

Independent Auditors' Report........................................     29

Consolidated Balance Sheets.........................................     30

Consolidated Statements of Income...................................     31

Consolidated Statements of Stockholders' Equity.....................     32

Consolidated Statements of Cash Flows...............................     33

Notes to Consolidated Financial Statements..........................     34-46

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended July 31, 1998 and 1997 and for the nine months ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended July 31, 1998 and 1997 and for the nine months ended July 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP


Providence, Rhode Island
September 1, 1998

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)                                       JULY 31, 1998             JULY 31, 1997
                                                                               -------------             -------------
                                    ASSETS
                                    ------
Current assets:
    Cash and cash equivalents                                                       $  1,393                  $    952
    Accounts receivable, net of allowance of $1,780 and 2,283, respectively           48,078                    42,952
    Notes receivable, trade                                                              705                       866
    Inventories                                                                       91,119                    71,509
    Prepaid expenses                                                                   3,209                     4,110
    Deferred income taxes                                                              1,540                     1,032
    Refundable income taxes                                                              165                        --
                                                                                    --------                  --------
       Total current assets                                                          146,209                   121,421
                                                                                    --------                  --------
Property & equipment, net                                                             44,434                    32,412
                                                                                    --------                  --------
Other assets:
    Notes receivable, trade, net                                                       1,170                       995
    Goodwill, net of accumulated amortization of $1,237 and $791,
      respectively                                                                    19,136                     7,579
    Covenants not to compete, net of accumulated amortization of
      $450 and $1,552, respectively                                                      613                       592
    Other, net                                                                           680                     1,562
                                                                                    ========                  ========
       Total assets                                                                 $212,242                  $164,561
                                                                                    ========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                   $ 36,608                  $ 27,222
    Current installments of long-term debt                                             3,309                     3,016
    Current installments of obligations under capital leases                             488                       681
    Accounts payable                                                                  32,017                    30,536
    Accrued expenses                                                                   8,219                     6,488
    Income taxes payable                                                                  --                       377
                                                                                    --------                  --------
       Total current liabilities                                                      80,641                    68,320

  Long-term debt, excluding current installments                                      25,081                    20,411
  Deferred income taxes                                                                1,370                       678
  Obligations under capital leases, excluding current installments                       764                     1,236
                                                                                    --------                  --------
       Total liabilities                                                             107,856                    90,645
                                                                                    --------                  --------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none
      issued or outstanding                                                                -                         -
    Common stock, $.01 par value, authorized 25,000 shares;
        issued 18,184 and outstanding 18,175 at July 31, 1998
        issued 17,377 and outstanding 17,357 at July 31, 1997                            182                       174
    Additional paid-in capital                                                        67,440                    51,842
    Unallocated shares of Employee Stock Ownership Plan                               (2,747)                   (2,910)
    Retained earnings                                                                 39,776                    24,854
    Treasury stock, 9 and 20 shares, respectively, at cost                              (265)                      (44)
                                                                                    --------                  --------
       Total stockholders' equity                                                    104,386                    73,916
                                                                                    --------                  --------
Total liabilities and stockholders' equity                                          $212,242                  $164,561
                                                                                    ========                  ========

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED                NINE MONTHS
                                                                                 JULY 31,                ENDED JULY 31,
                                                                       -----------------------------     ---------------
  (In thousands, except per share data)                                 1998                 1997                1996
                                                                        ----                 ----                ----
   Net sales                                                           $728,910             $634,825            $439,842

   Cost of sales                                                        578,575              507,547             350,130
                                                                       --------             --------            --------
                    Gross profit                                        150,335              127,278              89,712
                                                                       --------             --------            --------
   Operating expenses                                                   116,042              103,885              75,059

   Merger expenses                                                        4,064                    -                   -

   Amortization of intangibles                                            1,185                1,060                 793
                                                                       --------             --------            --------
                   Total operating expenses                             121,291              104,945              75,852
                                                                       --------             --------            --------
                   Operating income                                      29,044               22,333              13,860
                                                                       --------             --------            --------
   Other expense (income):
            Interest expense                                              5,157                5,481               5,524
            Interest expense on notes to Stow officers/stockholders           -                  495                 363
            Other, net                                                     (778)                (679)               (360)
                                                                       --------             --------            --------
                    Total other expense                                   4,379                5,297               5,527
                                                                       --------             --------            --------
                    Income before income taxes and
                      extraordinary item                                 24,665               17,036               8,333
   Income taxes                                                          11,580                6,636               2,883

                                                                       --------             --------            --------
                    Income before extraordinary item                     13,085               10,400               5,450

   Extraordinary item - loss on early extinguishment
       of debt, net of income tax benefit of $662                             -                  933                   -
                                                                       ========             ========            ========
                   Net income                                          $ 13,085             $  9,467            $  5,450
                                                                       ========             ========            ========

   Pro forma additional income tax expense (unaudited)                      320                  401                 499
                                                                       --------             --------            --------
   Pro forma net income before extraordinary item (unaudited)          $ 12,765             $  9,999            $  4,951
                                                                       ========             ========            ========
   Per share data (basic):

   Income before extraordinary item                                    $   0.75             $   0.64            $   0.40

   Extraordinary item - loss on early extinguishment
       of debt, net of income tax benefit of $662                             -                 0.06                   -
                                                                       ========             ========            ========
                   Net income                                          $   0.75             $   0.58            $   0.40
                                                                       ========             ========            ========
   Pro forma net income before extraordinary item (unaudited)          $   0.73             $   0.61            $   0.36
                                                                       ========             ========            ========
   Weighted average basic shares of common stock                         17,467               16,367              13,687
                                                                       ========             ========            ========
   Per share data (diluted):

   Income before extraordinary item                                    $   0.74             $   0.63            $   0.37

   Extraordinary item - loss on early extinguishment
       of debt, net of income tax benefit of $662                             -                 0.06                   -
                                                                       ========             ========            ========
                   Net income                                          $   0.74             $   0.57            $   0.37
                                                                       ========             ========            ========

   Pro forma net income before extraordinary item (unaudited)          $   0.72             $   0.60            $   0.33
                                                                       ========             ========            ========
   Weighted average diluted shares of common stock                       17,798               16,553              14,853
                                                                       ========             ========            ========

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        UNALLOCATED
                                              OUTSTANDING               ADDITIONAL                       SHARES OF
                                                 NUMBER       COMMON      PAID-IN     STOCK          EMPLOYEE STOCK
(In thousands)                                 OF SHARES       STOCK      CAPITAL    WARRANTS        OWNERSHIP PLAN
                                              ----------      ------    ---------    --------        --------------
Balances at October 31, 1995                      13,691         137       4,372        3,200                (3,196)
     Allocation of shares to ESOP                      -           -           -            -                   122
     Purchase of treasury stock                      (20)          -           -            -                     -
     Stock options (note 3)                            -           -       1,056            -                     -
     Distributions to Stow
         officers/stockholders                         -           -           -            -                     -
     Transfer of undistributed earnings to
         additional paid-in-capital                    -           -       1,164            -                     -
     Net income                                        -           -           -            -                     -
                                          ----------------------------------------------------------------------------

Balances at July 31, 1996                         13,671         137       6,592        3,200                (3,074)
     Issuance of common stock
         (note 1(n))                               2,900          29      35,481            -                     -
    Exercise of stock warrants                       786           8       3,192       (3,200)                    -
     Allocation of shares to ESOP                      -           -           -            -                   164
     Distributions to Stow
         officers/stockholders                         -           -           -            -                     -
     Capital contribution                                                  6,043            -
     Effect of change in year end                      -           -           -            -                     -
     Transfer of undistributed earnings to
         additional paid-in-capital                    -           -         534            -                     -
     Net income                                        -           -           -            -                     -
                                          ----------------------------------------------------------------------------

Balances at July 31, 1997                         17,357         174      51,842            -                (2,910)
     Allocation of shares to ESOP                      -           -           -            -                   163
     Transfer of undistributed loss to
         additional paid-in-capital                    -           -      (1,837)           -                     -
     Issuance of common stock, net                   818           8      17,479            -                     -
     Retirement of treasury stock, net                 -           -         (44)                                 -
     Net income                                        -           -           -            -                     -
                                          ----------------------------------------------------------------------------

Balances at July 31, 1998                         18,175       $ 182    $ 67,440          $ -              $ (2,747)
                                          ============================================================================
                                                                                    TOTAL
                                                      RETAINED    TREASURY      STOCKHOLDERS'
(In thousands)                                        EARNINGS      STOCK          EQUITY
                                                      --------    --------      ------------
Balances at October 31, 1995                            12,604           -            17,117
     Allocation of shares to ESOP                            -           -               122
     Purchase of treasury stock                              -         (44)              (44)
     Stock options (note 3)                                  -           -             1,056
     Distributions to Stow
         officers/stockholders                            (261)          -              (261)
     Transfer of undistributed earnings to
         additional paid-in-capital                     (1,164)          -                 -
     Net income                                          5,450           -             5,450
                                                     ----------------------------------------

Balances at July 31, 1996                               16,629         (44)           23,440
     Issuance of common stock (note 1(n))                    -           -            35,510
    Exercise of stock warrants                               -           -                 -
     Allocation of shares to ESOP                            -           -               164
     Distributions to Stow
         officers/stockholders                            (611)          -              (611)
     Capital contribution                                    -           -             6,043
     Effect of change in year end                          (97)          -               (97)
     Transfer of undistributed earnings to
         additional paid-in-capital                       (534)          -                 -
     Net income                                          9,467           -             9,467
                                                     ----------------------------------------

Balances at July 31, 1997                               24,854         (44)           73,916
     Allocation of shares to ESOP                            -           -               163
     Transfer of undistributed loss to
         additional paid-in-capital                      1,837           -                 -
     Issuance of common stock                                -        (265)           17,222
     Retirement of treasury stock                            -          44                 -
     Net income                                         13,085           -            13,085
                                                     ----------------------------------------

Balances at July 31, 1998                             $ 39,776      $ (265)        $ 104,386
                                                     ========================================

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED                NINE MONTHS
                                                                                            JULY 31,                 ENDED JULY 31,
                                                                                  ----------------------------       --------------
(In thousands)                                                                    1998                 1997              1996
                                                                                  ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $ 13,085            $ 9,467           $ 5,450
  Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
    Extraordinary loss on early extinguishment of debt, net of tax benefit                -                933                 -
    Depreciation and amortization                                                     6,068              5,609             4,052
    Loss on disposals of property & equipment                                            80                  9                34
    Accretion of original issue discount                                                  -                153               459
    Compensation expense related to stock options                                         -                  -             1,056
    Deferred income tax benefit                                                         184                 (5)             (270)
    Provision for doubtful accounts                                                   2,462              2,112               647
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                                         (5,911)            (3,782)           (4,073)
         Inventory                                                                  (14,111)            (7,748)           (8,181)
         Prepaid expenses                                                             1,175             (1,977)             (761)
         Refundable income taxes                                                       (165)                 -                 -
         Other assets                                                                 1,085             (1,299)              362
         Notes receivable, trade                                                        (71)              (434)             (204)
         Accounts payable                                                               732                523            (1,694)
         Accrued expenses                                                               307             (1,704)            2,418
         Income taxes payable                                                          (377)                73               195
                                                                                   --------            -------           -------
      Net cash provided by (used in) operating activities                             4,543              1,930              (510)
                                                                                   --------            -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired                    (20,029)                 -              (900)
    Proceeds from disposals of property and equipment                                   545                111                53
    Capital expenditures                                                            (15,209)            (3,875)           (7,791)
                                                                                   --------            -------           -------
      Net cash used in investing activities                                         (34,693)            (3,764)           (8,638)
                                                                                   --------            -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under note payable                                      9,386            (23,029)            9,429
    Repayments on long-term debt                                                     (9,482)           (22,276)           (5,954)
    Proceeds from long-term debt                                                     14,445             12,529             6,490
    Principal payments of capital lease obligations                                    (980)              (646)             (388)
    Proceeds from issuance of common stock, net                                      17,222             35,510                 -
    Purchase of treasury stock                                                            -                  -               (44)
    Net borrowings on Stow Mills stockholder loans                                        -                560                25
    Cash distributions to Stow officers/stockholders                                      -               (611)             (277)
                                                                                   --------            -------           -------
      Net cash provided by financing activities                                      30,591              2,037             9,281
                                                                                   --------            -------           -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               441                203               133
Cash and cash equivalents at beginning of period                                        952                749               616
                                                                                   ========            =======           =======
Cash and cash equivalents at end of period                                         $  1,393            $   952           $   749
                                                                                   ========            =======           =======
Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid during the period for:
        Interest                                                                   $  4,897            $ 5,895           $ 4,073
                                                                                   ========            =======           =======
        Income taxes                                                               $ 11,938            $ 5,534           $ 2,544
                                                                                   ========            =======           =======

  In 1998, 1997 and 1996, the Company incurred capital lease obligations of approximately $316, $582 and $786, respectively.

                See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SIGNIFICANT ACCOUNTING POLICIES

 (a) Nature of Business

  United Natural Foods, Inc. and Subsidiaries (the Company) is a distributor and retailer of natural products. The Company sells its products throughout the United States. For purposes of segment reporting under the requirements of Statement of Financial Accounting Standards No 14, the Company considers its operations to be within a single industry.

 (b) Basis of Consolidation

  The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 (c) Cash Equivalents

  Cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

 (d) Inventories

  Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

 (e) Property and Equipment

  Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation and amortization are principally provided under the straight-line method over the estimated useful lives.

 (f) Income Taxes

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

 (g) Intangible Assets

  Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations and is being amortized on the straight-line method not exceeding forty years. Covenants not to compete are stated at cost and are amortized using the straight-line method over the lives of the respective agreements, generally five years.

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

 (h) Revenue Recognition and Trade Receivables

  The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States. The Company had one customer in 1998 and 1997,

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

Whole Foods Market, Inc., who provided 10% or more of the Company's revenue, and no such customers in 1996. Total net sales to this customer were approximately $120 million and $89 million in 1998 and 1997, respectively.

 (i) Fair Value of Financial Instruments

  The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable, long-term debt and capital lease obligations approximate fair value based on the instruments' interest rate, terms, maturity date, and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

 (j) Change in Fiscal Year

  Effective November 1, 1995, the Company elected to change its fiscal year end from October 31 to July 31. The consolidated results of operations and cash flows for the nine months ended July 31, 1996 are not necessarily indicative of results that would be expected for a full year.

  On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. and Subsidiary and Hendrickson Partners ("Stow") wherein Stow became a wholly-owned subsidiary of the Company. Prior to this merger, Stow's fiscal year ended December 31. As permitted by the rules and regulations of the Securities and Exchange Commission, Stow's nine months ended September 27, 1996 have been combined with the Company's nine months ended July 31, 1996.

   As a result, Stow's two-month period ended September 27, 1996, has been included in the consolidated financial statements in both the year ended July 31, 1997 and the nine months ended July 31, 1996. Stow's unaudited results of operations for this two-month period included net sales, operating income and net income of approximately $31.0 million, $0.5 million and $0.1 million, respectively. Stow did not pay any dividends during this period. The consolidated statements of stockholders' equity include an adjustment in 1997 to reduce the Company's retained earnings for the net income of Stow for this two-month period.

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

 (n) Earnings Per Share

  During fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic eanings per share replaces primary earnings per share and the dilutive effect of stock options are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share, and include the dilutive effect of stock options using the treasury stock method. All earnings per share information included in these financial statements has been restated to conform to the requirements of SFAS No. 128. For purposes of the diluted earnings per share calculation, outstanding stock options and stock warrants are considered common stock equivalents, using the
treasury stock method.   The number of shares used in all calculations has been
adjusted to reflect a fifty-five-for-one stock split effective August 30, 1996.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

  A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:


                                                                          YEAR ENDED             NINE MONTHS
                                                                           JULY 31,             ENDED JULY 31,
                                                                     ---------------------      -------------
(In thousands, except per share data)                                  1998         1997             1996
                                                                     --------     --------      -------------
Basic weighted average shares outstanding                              17,467       16,367             13,687

     Net effect of dilutive stock options based
         upon the treasury stock method                                   331          186              1,166
                                                                     --------     --------      -------------
Diluted weighted average shares outstanding                            17,798       16,553             14,853
                                                                     ========     ========      =============

  In November 1996, the Company completed a public offering of its common stock. Proceeds from the sale of 2.9 million shares were used to repay outstanding bank indebtedness. Assuming the aforementioned sale of common stock and repayment of debt occurred effective August 1, 1996, unaudited supplementary income before extraordinary item per basic common and diluted common share for the year ended July 31, 1997 would have been $0.62, based upon 17.4 million and 17.5 million weighted average basic common and diluted common shares, respectively.

 (o) Pro Forma Additional Income Tax Expense (Unaudited)

  Stow was organized as an S corporation for Federal income tax purposes prior to the merger. Pro forma income tax expense reflects Federal income tax applied to taxable income at a rate of 35% for Stow for all periods prior to the effective date of the merger.

(2) ACQUISITIONS

Subsequent Event

  On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a wholesale distributor of organic vegetables and fruits, for $10.8 million to $12.0 million contingent upon future performance. Albert's had sales of $47.8 million (unaudited) for its most recent fiscal year ending December 31, 1997.

Fiscal 1998

  During February 1998, the Company acquired substantially all the assets of Hershey Import Co., Inc. ("Hershey"), an international trading, roasting and packaging business of nuts, seeds, dried fruit and snack items, for approximately $10.5 million. Hershey had sales of $20.8 million (unaudited) for its most recent fiscal year ending June 30, 1997. Goodwill resulting from this transaction is being amortized over 40 years.

  On October 31, 1997, a subsidiary of the Company completed its merger with Stow wherein Stow became a wholly-owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. The Company issued 4,978,280 shares, which represented approximately 29% of the Company's common stock after the merger. Net sales for the quarter ended October 31, 1997, the year ended July 31 1997, and the nine months ended July 31, 1996 for the Company excluding Stow were approximately $116.5 million (unaudited), $421.7 million and $286.4 million, respectively. Net income for the quarter ended October 31, 1997, the year ended July 31, 1997, and the nine months ended July 31, 1996 for the Company excluding Stow was $1.2 million (unaudited), $8.3 million and $4.0 million, respectively. Net sales for the quarter ended October 31, 1997, the year ended July 31, 1997, and the nine months ended July 31, 1996 for Stow were $56.9 million (unaudited), $213.1 million and $153.4 million,

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES respectively. Net (loss) income for the quarter ended October 31, 1997, the year ended July 31, 1997, and the nine months ended July 31, 1996 for Stow was $(1.8) million (unaudited), $1.1 million and $1.4 million, respectively.

Fiscal 1996

  In February 1996, Cornucopia Natural Foods, Inc. (CNF) (predecessor company) and Mountain People's Warehouse, Inc. (MPW) merged in a business combination accounted for as a pooling of interests. CNF issued 3,213,100 shares, which represented approximately 37% of the common stock of CNF after the merger, in exchange for all of the outstanding common stock of MPW. CNF changed its name to United Natural Foods, Inc. The financial statements for all periods presented reflect the merger. Net sales for the quarter ended January 31, 1996 for CNF were $48.7 million (unaudited). Net income for the quarter ended January 31, 1996 for CNF was $1.0 million (unaudited). Net sales for the quarter ended January 31, 1996 for MPW were $43.6 million (unaudited). Net income for the quarter ended January 31, 1996 for MPW was $0.1 million (unaudited).

(3)  STOCK OPTION PLAN

  The Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," during fiscal 1997. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net income would have been $12.1 million, $9.3 million and $3.8 million for 1998, 1997 and 1996, respectively, basic earnings per share would have been $0.69, $0.57 and $0.28 for 1998, 1997 and 1996, respectively, and diluted earnings per share would have been $0.68, $0.56 and $0.26 for 1998, 1997 and 1996, respectively. The weighted average grant date fair value of options granted during 1998, 1997 and 1996 is shown below. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 1998, 1997 and 1996: a dividend yield of 0.0%, a risk free interest rate of 6.07% and an expected life of 8 years. The expected volatility was 60.9% for 1998 and 46.5% for 1997 and 1996. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

  On July 29, 1996, the Board of Directors adopted, and on July 31, 1996 the stockholders approved, the 1996 Stock Option Plan which provides for grants of stock options to employees, officers, directors and others. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or options not intended to qualify as incentive stock options (''non-statutory stock options''). A total of 1,375,000 shares of common stock may be issued upon the exercise of options granted under the 1996 Stock Option Plan.

  In fiscal 1996, as consideration for their services on the Company's Board of Directors, four employee-directors were awarded a total of 324,500 non-statutory stock options under the Company's 1996 Stock Option Plan at an exercise price of $6.38 per share which vested immediately. Compensation expense of approximately $1.1 million was charged to operations in fiscal 1996 related to these stock options.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

  The following table summarizes the stock option activity for the fiscal years ended July 31, 1998, 1997 and 1996.

                                                   1998                         1997                         1996
                                        -------------------------    -------------------------    -------------------------
                                                        Weighted                     Weighted                     Weighted
                                                         Average                      Average                     Average
                                                        Exercise                     Exercise                     Exercise
                                            Shares        Price          Shares       Price           Shares       Price
                                        -------------  ----------    -------------  ----------    -------------  ----------
Outstanding at beginning of year              654,500      $ 8.14          638,000      $ 8.11               --          --
Granted                                       392,346      $21.47           16,500      $ 9.64          638,000      $ 8.11
Exercised                                     (27,500)     $ 9.64               --          --               --          --
Forfeited                                     (30,000)     $20.25               --          --               --          --
                                        -------------  ----------    -------------  ----------    -------------  ----------
Outstanding at end of year                    989,346      $13.02          654,500      $ 8.14          638,000      $ 8.11
                                        =============  ==========    =============  ==========    =============  ==========
Options exercisable at year-end               392,107      $ 7.38          382,978      $ 6.80          353,739      $ 6.61

Weighted average fair value of
 options granted during the year:
   Exercise price equals stock price           $14.92                       $ 5.85                       $ 5.85
   Exercise price exceeds stock price          $10.03                           --                       $ 3.89
   Stock price exceeds exercise price              --                           --                       $ 6.74

  The 989,346 options outstanding at July 31, 1998 had exercise prices and remaining contractual lives as follows:

Exercise Price               Number       Remaining Contractual Life
--------------              --------      --------------------------
$ 6.38                       324,500                         8 Years
$ 9.64                       220,000                         8 Years
$10.60                        82,500                         3 Years
$20.25                       221,254                         9 Years
$22.28                        41,092                         4 Years
$24.19                       100,000                         9 Years

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

(4) NOTES PAYABLE

  The Company entered into a line of credit and term loan agreement (see note 5) with a bank effective February 20, 1996. The agreement has had three subsequent amendments effective March 1997, July 1997 and October 1997. In October 1997, the Company amended the agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank at the date of the merger and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate (8.50% at July 31, 1998 and 1997) or 1.00% above the bank's London Interbank Offered Rate ("LIBOR", 5.65625% at July 31, 1998), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. Interest on the mortgage facility will accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the rate for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. At July 31, 1998 and 1997, the weighted average interest rate on the line of credit was 6.66% and 6.98%, respectively. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of July 31, 1998, the Company's outstanding borrowings under the credit agreement totaled $60.8 million. The credit agreement expires on July 31, 2002 and contains certain restrictive covenants. The Company was in compliance with its restrictive covenants at July 31, 1998.

     In connection with the amendment to the Company's credit agreement with its bank as noted above, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

     In October 1998, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

     At July 31, 1996, Stow had a revolving line of credit with a bank to borrow up to $25 million due June 30, 1999. The line was increased, per the terms of the agreement, to $28 million at July 1, 1997. Borrowings under the line were limited to qualified accounts receivable and inventory, as defined. The maximum borrowing base available at July 31, 1997 was approximately $24 million which is limited by the letters of credit of approximately $0.7 million. Stow had approximately $2.4 million available under the line on July 31, 1997. This line of credit bore interest at the bank's prime rate (8.50% at July 31, 1997), or the London Interbank Offered Rate (5.6875% at July 31, 1997) plus 150 to 200 basis points or some combination thereof, as defined, and was secured by substantially all of the assets of Stow. At July 31, 1997, the weighted average interest rate on the line of credit was 7.98%. Under the terms of the line of credit, the Company was required to, among other things, maintain certain financial covenants, as defined. In addition, the agreement contained certain restrictions on the sale or disposition of Company assets. This line of credit was repaid in full and canceled as of October 31, 1997.

     Notes payable to Stow officers/stockholders totaling $5.5 million at July 31, 1996 were due on demand and carried interest at 8.25%. The noteholders waived rights to collect these notes through December 31, 1997, and accordingly, that portion of the notes has been classified as long-term in the accompanying combined balance sheets. These long-term notes were subordinated to all bank debt. The total outstanding balance of the notes was contributed to capital as of June 30, 1997.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT

  Long-term debt consisted of the following: (dollars in thousands)

                                                                                    JULY 31,     JULY 31,
                                                                                     1998         1997
                                                                                  -----------  -----------
  Term loan for employee stock ownership plan, secured by stock of the
    Company, due $14 monthly plus interest at 10%, balance due
    May 1, 2015..................................................................    $  2,734     $  2,910

  Term loan payable to bank, secured by substantially all assets of the Company
    due $235 quarterly plus interest at LIBOR, balance due July 31, 2002.........       5,895           --

  Real estate term loan payable to bank, secured by land and building,
    due $28 monthly plus interest at 7.36%, balance due July 31, 2002............       6,600           --

  Term loan payable to bank, secured by substantially all assets of the
    Company, with monthly principal payments of $50 through July
    2002 and the remaining principal due on July 31, 2002, interest at
    bank's prime plus 0.25% or at 2.25% above the LIBOR rate.....................      11,693       12,000

  Installment notes secured by equipment, payable in monthly installments
    through 2002 at interest rates ranging from 7.43% to 11.82%..................         100        2,320

  Other notes payable to former owners of acquired businesses and former stockholders of subsidiaries, maturing at various dates through
    February 2002 at interest rates ranging from 6% to 10%.......................       1,233          528

  Note payable to bank, secured by mortgage, payable in monthly installments
   of $39, carrying interest at bank's prime plus 0.75%, repaid in 1998.........           --        4,336

  Miscellaneous other notes payable.............................................          135          588

  Term note payable to bank, secured by substantially all assets of Stow, payable in monthly installments of $44, carrying interest at bank's
   prime plus 0.5%, repaid in 1998..............................................           --          745
                                                                                  -----------  -----------
                                                                                       28,390       23,427
  Less: current installments.....................................................       3,309        3,016
                                                                                  -----------  -----------
  Long-term debt, excluding current installments.................................    $ 25,081     $ 20,411
                                                                                  ===========  ===========

  The Company entered into a Note and Warrant Purchase Agreement (the Agreement) with a limited partnership (the Purchaser) on November 17, 1993. Under the Agreement, the Company issued to the Purchaser a Senior Note in the principal amount of $6.5 million and a Common Stock Purchase Warrant for 1,166,660 shares of the common stock of the Company. The Senior Note was repaid in full in November 1996 upon receipt of the proceeds from the initial public offering. The loss on the early retirement of debt has been reflected as an extraordinary item of $933, net of the income tax benefit of $662. This loss represents the charge off of the remaining original issue discount at the date of repayment. The Purchaser exercised stock warrants to purchase 785,730 shares of common stock during fiscal 1997 at a price of $.01 per share, with the remaining stock warrants repurchased by the Company.

  Certain debt agreements contain restrictive covenants. At July 31, 1998, the Company was in compliance with such covenants.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 1998:

               (dollars in thousands)
               1999..............         $ 3,309
               2000..............           2,100
               2001..............           2,045
               2002..............          18,753
               2003..............             177
               Thereafter........           2,006
                                          -------
                                          $28,390
                                          =======



(6) PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at July 31, 1998 and 1997:



                                                      ESTIMATED USEFUL
(dollars in thousands)                                 LIVES (YEARS)        1998      1997
                                                      ----------------    --------  --------
  Land...............................................                     $  1,349  $  1,070
  Building...........................................       20-40           24,684    18,642
  Leasehold improvements............................         5-30            9,129     5,894
  Warehouse equipment................................        5-20           18,458    10,625
  Office equipment...................................        3-10            5,166     7,439
  Motor vehicles.....................................        3-5             5,128     5,217
  Equipment under capital leases.....................          5             2,851     3,299
  Construction in progress...........................                        1,297       196
                                                                          --------  --------
                                                                            68,062    52,382
  Less accumulated depreciation and amortization.....                       23,628    19,970
                                                                          --------  --------
     Net property and equipment......................                     $ 44,434  $ 32,412
                                                                          ========  ========

(7)   CAPITAL LEASES

  The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

  Minimum future lease payments under capital leases as of July 31, 1998 for each of the next five fiscal years and in the aggregate are:

YEAR ENDED JULY 31        (In thousands)                 AMOUNT
------------------                                   --------------
  1999.............................................          $  568
  2000.............................................             530
  2001.............................................             241
  2002.............................................              38
  2003 and thereafter..............................              14
                                                             ------
     Total minimum lease payments..................           1,391
  Less: Amount representing interest...............             139
                                                             ------
     Present value of net minimum lease payments...           1,252
  Less: current installments.......................             488
                                                             ------
     Capital lease obligations, excluding current
       installments................................          $  764
                                                             ======

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

(8)  COMMITMENTS AND CONTINGENCIES

  The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

  The Company also leases equipment under master lease agreements. Payment under these agreements will continue for a period of four years. The equipment lease agreements contain covenants concerning the maintenance of certain financial ratios. The Company was in compliance with its covenants at July 31, 1998.

  Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 1998 are as follows:

(In thousands)
               1999.....................      $ 3,916
               2000.....................        3,370
               2001.....................        2,732
               2002.....................        2,656
               2003.....................        2,569
               2004 and thereafter .....        8,608
                                              -------
                                              $23,851
                                              =======

  Rent and other lease expense for the years ended July 31, 1998 and 1997, and the nine months ended July 31, 1996 totaled approximately $17.5 million, $7.1 million and $5.2 million, respectively.

  Outstanding commitments as of July 31, 1998 for the purchase of inventory were approximately $6.4 million. The Company had outstanding letters of credit of approximately $2.1 million at July 31, 1998.

  The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(9)  SALARY REDUCTION/PROFIT SHARING PLANS

  The Company has several salary reduction/profit sharing plans, generally called "401(k) Plans" (the Plans), covering various employee groups. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $0.8 million, $0.6 million and $0.4 million for the years ended July 31, 1998 and 1997, and for the nine months ended July 31, 1996, respectively.

             UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

(10) INCOME TAXES

  Total Federal and state income tax expense consists of the following:

(In thousands)                                                  CURRENT   DEFERRED    TOTAL
                                                                -------   --------   -------
Fiscal year ended July 31, 1998:
     U.S. Federal.................................              $ 8,736      $ 173   $ 8,909
     State and local..............................                2,660         11     2,671
                                                                -------   --------   -------
                                                                $11,396      $ 184   $11,580
                                                                =======   ========   =======
Fiscal year ended July 31, 1997:
From continuing operations
     U.S. Federal.................................              $ 4,839      $  19   $ 4,858
     State and local..............................                1,802        (24)    1,778
                                                                -------   --------   -------
                                                                  6,641         (5)    6,636
                                                                -------   --------   -------
Extraordinary item
     U.S. Federal.................................                 (542)        --      (542)
     State and local..............................                 (120)        --      (120)
                                                                -------   --------   -------
                                                                   (662)        --      (662)
                                                                -------   --------   -------
                                                                $ 5,979      $  (5)  $ 5,974
                                                                =======   ========   =======
Nine months ended July 31, 1996:
     U.S. Federal.................................              $ 2,428      $(255)  $ 2,173
     State and local..............................                  725        (15)      710
                                                                -------   --------   -------
                                                                $ 3,153      $(270)  $ 2,883
                                                                =======   ========   =======

  Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35% for fiscal 1998 and 1997 and approximately 34% for 1996) applied to income before income taxes and extraordinary item as a result of the following:

                                                       JULY 31,    JULY 31,     JULY 31,
(In thousands)                                           1998        1997        1996
                                                       --------    --------     --------
Computed "expected" tax expense....................     $ 8,633     $ 5,505      $ 2,849
State and local income tax, net of Federal income
 tax  benefit......................................       1,736       1,078          467
Effect of entities not taxed for Federal income
 tax...............................................         383        (401)        (499)
Rate differential..................................          --        (100)          --
Merger related expenses............................         491          --          156
Non-deductible expenses............................          84          42           70
Non-deductible amortization........................          15          16            5
Other, net.........................................         238        (166)        (165)
                                                       --------    --------     --------
                                                        $11,580     $ 5,974      $ 2,883
                                                       ========    ========     ========

             UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 1998 and 1997 are presented below:

(In thousands)                                                             1998          1997
                                                                          ------        ------
Deferred tax assets:
   Inventories, principally due to additional costs inventoried for
     tax purposes....................................................     $1,338          $460
   Intangible assets.................................................        242           301
   Compensation and benefit related..................................        705           488
   Accounts receivable, principally due to allowances for
     uncollectible accounts..........................................        174           202
   Other.............................................................         61            47
                                                                          ------        ------
        Total gross deferred tax assets..............................      2,520         1,498
Less valuation allowance.............................................         --            --
                                                                          ------        ------
        Net deferred tax assets......................................      2,520         1,498
                                                                          ------        ------
Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation....................................................      1,255           571
   Reserve for LIFO inventory method.................................        994           523
   Other.............................................................        101            50
                                                                          ------        ------
        Total deferred tax liabilities...............................      2,350         1,144
                                                                          ------        ------
Net deferred tax assets..............................................     $  170        $  354
                                                                          ======        ======
Current deferred income tax assets...................................     $1,540        $1,032
Non-current deferred income tax liabilities..........................     (1,370)         (678)
                                                                          ------        ------
                                                                          $  170        $  354
                                                                          ======        ======

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

(11) EMPLOYEE STOCK OWNERSHIP PLAN

  The Company adopted the CNF Employee Stock Ownership Plan (the Plan) for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

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

  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, ''Employers' Accounting for Employee Stock Ownership Plans,'' in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During 1998, 1997 and 1996 contributions totaling approximately $0.4 million, $0.5 million and $0.4 million,

             UNITED NATURAL FOODS, INC. AND SUBSIDIARIES respectively, were made to the Trust. Of these contributions, approximately $0.3 million, $0.3 million and $0.2 million, respectively, represented interest.

  The ESOP shares were classified as follows:



                                       JULY 31,     JULY 31,
(In thousands)                           1998         1997
                                      ----------   ----------
  Allocated shares.................          638          550
  Shares released for allocation...           88           88
  Shares distributed to employees..         (164)         (88)
  Unreleased shares................        1,474        1,562
                                      ----------   ----------
     Total ESOP shares.............        2,036        2,112
                                      ==========   ==========



  The fair value of unreleased shares was approximately $41.0 million at July 31, 1998.

(12) STOCK SPLIT

  In connection with the Company's initial public offering of shares of common stock, on August 30, 1996, the Board of Directors adopted, and the stockholders approved, an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 0.2 million to 25.0 million and stating the par value of such shares as $0.01, and the Company effected a fifty-five-for-one split of its issued and outstanding common stock. All share, option and warrant and per share data presented in the accompanying consolidated financial statements have been restated to reflect the increased number of authorized and outstanding shares of common stock.

             UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. Certain quarterly information shown below has been adjusted from amounts reported on any Form 10-Q previously filed by the Company to reflect the acquisition of Stow. There were no dividends paid or declared during 1998 and 1997, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.



(In thousands except per          First              Second              Third             Fourth           Full Year
 share data)
-----------------------------------------------------------------------------------------------------------------------
1998
----
Net sales                           $173,383           $177,976           $187,581          $189,970           $728,910
Gross profit                          34,189             36,308             39,381            40,457            150,335
Income before income taxes             1,293              7,134              8,737             7,501             24,665
Net income (loss)                       (628)             4,200              5,079             4,434             13,085

Per common share income
       (loss)
Basic:                                $(0.04)             $0.24              $0.29             $0.25              $0.75
Diluted:                              $(0.04)             $0.24              $0.29             $0.25              $0.74
Weighted average basic
       shares outstanding             17,357             17,357             17,369            17,784             17,467
Weighted average diluted
       shares outstanding             17,649             17,659             17,750            18,153             17,798

Market Price
       High                           26 3/4             27 1/8           30 11/16            33 3/8             33 3/8
       Low                            19 1/4             19 3/4             23 3/4            22 1/2             19 1/4

1997
----
Net sales                           $146,659           $160,409           $158,890          $168,867           $634,825
Gross profit                          29,649             32,396             31,647            33,586            127,278
Income before income taxes
   and extraordinary item              2,346              3,814              5,446             5,430             17,036
Extraordinary item                         -                933                  -                 -                933
Net income                             1,292              1,364              3,377             3,434              9,467

Per common share
    Income before
       extraordinary item
Basic:                                 $0.09             $0.13              $0.19             $0.20              $0.64
Diluted:                               $0.09             $0.13              $0.19             $0.20              $0.63
Weighted average basic
       shares outstanding             13,671            17,116             17,357            17,357             16,367
Weighted average diluted
       shares outstanding             14,976            17,274             17,539            17,601             16,553
Market Price
       High                                -            17  1/2                17            24 3/8             24 3/8
       Low                                 -            12  1/2                13                15             12 1/2


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1998 (the "1998 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 1998 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption
"Certain Transactions" in the 1998 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Form 10-K
     --------------------------------------------

     1. Financial Statements.  The Financial Statements listed in
        --------------------
        the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

     2. Financial Statement Schedules.  Schedule II Valuation and
        -----------------------------
        Qualifying Accounts is filed as part of this Annual Report on Form 10-K immediately preceding the exhibit index.

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

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               UNITED NATURAL FOODS, INC.


               /s/ Robert T. Cirulnick
               -----------------------------
               Robert T. Cirulnick
               Chief Financial Officer
               (Principal Financial and Accounting Officer)

Dated: October 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                      Title                              Date
---------------------------  -------------------------------------------------  ----------------
/s/ NORMAN A. CLOUTIER       Chairman of the Board and Chief Executive Officer  October 29, 1998
----------------------       (Principal Executive Officer)
Norman A. Cloutier

/s/ MICHAEL S. FUNK          Vice Chairman of the Board and President           October 29, 1998
-------------------
Michael S. Funk

/s/ ROBERT T. CIRULNICK      Chief Financial Officer                            October 29, 1998
----------------------       (Principal Financial and Accounting Officer)
Robert T. Cirulnick

/s/ BARCALY MCFADDEN, III    Director                                           October 29, 1998
--------------------
Barcaly McFadden, III

/s/ KEVIN T. MICHEL          Director                                           October 29, 1998
-------------------
Kevin T. Michel

                             Director
-----------------------
Richard J. Williams

/s/ THOMAS B. SIMONE         Director                                           October 29, 1998
--------------------
/s/ Thomas B. Simone

/s/ STEVEN H. TOWNSEND       Director                                           October 29, 1998
--------------------
Steven H. Townsend

/s/ RICHARD S. YOUNGMAN      Director                                           October 29, 1998
--------------------
Richard S. Youngman

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:

Under date of September 1, 1998, we reported on the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended July 31, 1998 and 1997 and for the nine months ended July 31, 1996, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Providence, Rhode Island
September 1, 1998                            /s/ KPMG Peat Marwick LLP

                                                 KPMG Peat Marwick LLP

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                       ADDITIONS
                                ----------------------
                                BALANCE AT  CHARGED TO                BALANCE AT
                                BEGINNING    COST AND                   END OF
DESCRIPTION                     OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
----------------------          ---------   ----------   ----------   ----------
(in thousands)
Bad Debt Allowance

Year ended July 31, 1998         $2,283       $2,462       $2,965       $1,780

Year ended July 31, 1997          1,411        2,191        1,319        2,283

Nine months ended July 31, 1996   1,408          740          737        1,411


EXHIBIT INDEX

 EXHIBIT
---------
   NO.                                  DESCRIPTION
---------   -------------------------------------------------------------------

 2** Agreement and Plan of Reorganization by and among the Registrant, GEM Acquisition Corp., Stow Mills, Inc., Barclay McFadden and Richard S. Youngman, dated as of June 23, 1997, and amended and restated as of August 8, 1997.

 3.1*       Amended and Restated Certificate of Incorporation of the Registrant.

 3.2*       Amended and Restated By-Laws of the Registrant.

 4*+ Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.

10.1*       Amended and Restated Employee Stock Ownership Plan.

10.2* ESOT Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988, as amended.

10.3* Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988, as amended.

10.4* Trust Agreement between Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.

10.5* Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.6*+      1996 Stock Option Plan.

10.7* Registration Rights Agreement between the Registrant and Triumph, dated November 17, 1993.

10.8*+ Employment Agreement between the Registrant, Mountain People's and Michael S. Funk, dated February 20, 1996.

10.9*+ Non-competition Agreement between the Registrant and Norman A. Cloutier, dated November 16, 1993.

10.10* Amended and Restated Loan and Security Agreement among the Registrant, Mountain People's, Natural Retail Group, Inc., Rainbow, Nutrasource, Inc. and Fleet Capital Corporation, dated February 20, 1996.

10.11* Real Estate Term Note between the Registrant and Shawmut Capital Corporation (now Fleet Capital Corporation), dated September 8, 1995.

10.12* Distribution Agreement between Mountain People's Wine Distributing, Inc., and Mountain People's, dated August 23, 1994.

10.13* Secured Promissory Note between Michael S. Funk and Mountain People's, dated November 28, 1995.

10.14* Lease, dated January 21, 1992, between Panattoni-Catlin Joint Venture and Souza Revocable Trust and Mountain People's, as amended.

10.15*      Lease, dated July 29, 1995, between Prem Mark, Inc. and the
            Registrant.

10.16* Lease, dated July 12, 1990, between the Registrant and Sylvan and Stanford Makover Joint Venture, as amended.

10.17* Lease, dated August 23, 1989, between the Registrant and Bradley Spear and Seattle First National Bank, co-executors of the estate of A.H. Spear.

10.18*+    1996 Employee Stock Purchase Plan.

10.19***   First Amendment to Amended and Restated Loan Agreement with Fleet
            Capital Corporation, dated March 1, 1997.

10.20****  Second Amendment to Amended and Restated Loan Agreement with Fleet
            Capital Corporation, dated July 1, 1997.

10.21****  Lease dated July 11, 1997 between AmberJack, Ltd. and the
            Registrant.

10.22x+    Employment Agreement for Robert Cirulnick

10.23x+    Employment Agreement for Richard S. Youngman

10.24x+    Termination Agreement for Steven Townsend

10.25x+    Addendum to Incentive Stock Option Agreement for Steven H. Townsend

10.26xx Third Amendment to Amended and Restated Loan Agreement between United Natural Foods, Inc. and Fleet Capital Corporation, dated October 31, 1997

10.27xx Agency and Interlender Agreement between United Natural Foods, Inc. and Fleet Capital Corporation, First Union National Bank and Nationsbank, N.A., dated December 1, 1997

21          Subsidiaries of the Registrant.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349).

** Incorporated by reference to an Annex to the Registrant's Proxy Statement dated October 15, 1997 with respect to the Special Meeting of Stockholders dated October 30, 1997.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.

x Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.

xx Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997.

+ Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.