Form 10-Q
period 1998-10-31
UNITED NATURAL FOODS INC
filed 1998-12-11
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998

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

As of December 11, 1998, there were 18,175,218 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of October 31, 1998 and July 31, 1998                  3

           Consolidated  Statements  of Income for the three months ended October 31,
           1998 and 1997                                                                         4

           Consolidated  Statements  of Cash Flows for the three months ended October
           31, 1998 and 1997                                                                     5

           Notes to Consolidated Financial Statements                                          6-7

Item 2.    Management's  Discussion  and Analysis of Financial  Condition and Results
           of Operations                                                                      7-15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                            15

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                     15


           Signatures                                                                           16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
(In thousands, except per share amounts)                                             October 31, 1998             July 31, 1998
                                                                                    ------------------          -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                           $        1,455              $       1,393
    Accounts receivable, net of allowance of $2,102 and $1,780,
        respectively                                                                            57,591                     48,078
    Notes receivable, trade                                                                        693                        705
    Inventories                                                                                100,538                     91,119
    Prepaid expenses                                                                             4,143                      3,209
    Deferred income taxes                                                                        1,732                      1,540
    Refundable income taxes                                                                        437                        165
                                                                                    ------------------          -----------------
       Total current assets                                                                    166,589                    146,209

Property & equipment, net                                                                       47,436                     44,434

Other assets:
    Notes receivable, trade, net                                                                   915                      1,170
    Goodwill, net                                                                               28,095                     19,136
    Covenants not to compete, net                                                                  550                        613
    Other, net                                                                                     721                        680
                                                                                    ------------------          -----------------
       Total assets                                                                     $      244,306              $     212,242
                                                                                    ==================          =================
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                                                      $       51,892              $      36,608
    Current installments of long-term debt                                                       5,375                      3,309
    Current installments of obligations under capital leases                                       334                        488
    Accounts payable                                                                            37,426                     32,017
    Accrued expenses                                                                            11,479                      8,219
                                                                                    ------------------          -----------------
       Total current liabilities                                                               106,506                     80,641

  Long-term debt, excluding current installments                                                26,116                     25,081
  Deferred income taxes                                                                          1,698                      1,370
  Obligations under capital leases, excluding current installments                                 762                        764
                                                                                    ------------------          -----------------
       Total liabilities                                                                       135,082                    107,856
                                                                                    ------------------          -----------------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none
        issued or outstanding                                                                       --                         --
    Common stock, $.01 par value, authorized 25,000 shares;
        issued and outstanding 18,175 at October 31, 1998
        issued 18,184 and outstanding 18,175 at July 31, 1998                                      182                        182
    Additional paid-in capital                                                                  67,193                     67,440
    Unallocated shares of ESOP                                                                  (2,706)                    (2,747)
    Retained earnings                                                                           44,555                     39,776
    Treasury stock, 9 shares at July 31, 1998, at cost                                              --                       (265)
                                                                                    ------------------          -----------------
       Total stockholders' equity                                                              109,224                    104,386
                                                                                    ------------------          -----------------
Total liabilities and stockholders' equity                                              $      244,306              $     212,242
                                                                                    ==================          =================

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended
                                                                                  October 31,
(In thousands, except per share data)                                      1998                  1997
                                                                      -------------         -------------
Net sales                                                              $    199,889          $    173,383
Cost of sales                                                               157,275               139,194

                                                                      -------------         -------------
                 Gross profit                                                42,614                34,189
                                                                      -------------         -------------

Operating expenses                                                           32,825                27,659
Merger expenses                                                                  --                 4,064
Amortization of intangibles                                                     286                   260

                                                                      -------------         -------------
                Total operating expenses                                     33,111                31,983
                                                                      -------------         -------------

                Operating income                                              9,503                 2,206
                                                                      -------------         -------------
Other expense (income):
         Interest expense                                                     1,516                 1,081
         Other, net                                                            (176)                 (168)

                                                                      -------------         -------------
                 Total other expense                                          1,340                   913
                                                                      -------------         -------------

                 Income before income taxes                                   8,163                 1,293

Income taxes                                                                  3,384                 1,921
                                                                      -------------         -------------
                Net income (loss)                                      $      4,779          $       (628)
                                                                      =============         =============

Pro forma additional income tax expense                                          --                   320
                                                                      -------------         -------------
                 Pro forma net income (loss)                           $      4,779          $       (948)
                                                                      =============         =============
Per share data (basic):

                Net income (loss)                                      $       0.26          $      (0.04)
                                                                      =============         =============
                Pro forma net income (loss)                            $       0.26          $      (0.05)
                                                                      =============         =============
Weighted average basic shares of common stock                                18,175                17,357
                                                                      =============         =============
Per share data (diluted):

                Net income (loss)                                      $       0.26          $      (0.04)
                                                                      =============         =============
                Pro forma net income (loss)                            $       0.26          $      (0.05)
                                                                      =============         =============
Weighted average diluted shares of common stock                              18,537                17,649
                                                                      =============         =============

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended
                                                                                October 31,
(In thousands)                                                             1998            1997
                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  4,779        $   (628)
  Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                            1,696           1,380
    Loss on disposals of property & equipment                                   (5)            (12)
    Deferred income tax benefit                                                 78              --
    Provision for doubtful accounts                                            477             132
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                                (6,986)         (5,940)
         Inventory                                                          (8,884)         (6,917)
         Prepaid expenses                                                     (735)            933
         Refundable income taxes                                              (387)             --
         Other assets                                                          569             874
         Notes receivable, trade                                               266            (407)
         Accounts payable                                                    4,318           8,171
         Accrued expenses                                                    1,085           2,733
         Income taxes payable                                                   --             911
                                                                        ----------      ----------
      Net cash (used in) provided by operating activities                   (3,729)          1,230
                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired            (8,888)         (1,359)
    Proceeds from disposals of property and equipment                           31             125
    Capital expenditures                                                    (1,599)           (971)
                                                                        ----------      ----------
      Net cash used in investing activities                                (10,456)         (2,205)
                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                       15,285           7,240
    Repayments on long-term debt                                              (900)         (6,151)
    Principal payments of capital lease obligations                           (156)           (555)
    Other                                                                       18              --
                                                                        ----------      ----------
      Net cash provided by financing activities                             14,247             534
                                                                        ----------      ----------

NET INCREASE (DECREASE) IN CASH                                                 62            (441)
Cash at beginning of period                                                  1,393             952
                                                                        ----------      ----------
Cash at end of period                                                     $  1,455        $    511
                                                                        ==========      ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                          $  1,263        $  1,115
                                                                        ==========      ==========
        Income taxes                                                      $  3,826        $    892
                                                                        ==========      ==========

In the quarters ended October 31, 1998 and 1997, the Company incurred no capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1998 (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements ("financial statements") include the accounts of United Natural Foods, Inc. and its wholly owned subsidiaries (the "Company"). The Company is a distributor and retailer of natural foods and related products.

On October 31, 1997, a subsidiary of the Company completed its merger with Stow Mills, Inc. ("Stow Mills") wherein Stow Mills became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. Net sales for the quarter ended October 31, 1997 for the Company excluding Stow were approximately $116.5 million. Net income for the quarter ended October 31, 1997 for the Company excluding Stow was $1.2 million. Net sales for the quarter ended October 31, 1997 for Stow were $56.9 million. Net loss for the quarter ended October 31, 1997 for Stow was $1.8 million.

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

Certain fiscal 1998 balances have been reclassified to conform to the fiscal 1999 presentation.

2.   INTEREST RATE SWAP AGREEMENT

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

3.   PRO FORMA NET INCOME

Stow Mills was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow Mills had been subject to taxation as a C corporation for periods prior to the merger.

4.   EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

                                                                            Three Months Ended
                                                                               October 31,
(In thousands)                                                              1998          1997
                                                                            ----          ----
Basic weighted average shares outstanding                                    18,175        17,357
     Net effect of dilutive stock options based upon the treasury
         stock method using the average stock price                             362           292
                                                                         ----------    ----------
Diluted weighted average shares outstanding                                  18,537        17,649
                                                                         ==========    ==========

5.   ACQUISITION

On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a wholesale distributor of organic vegetables and fruits, for approximately $11 million, including $9.1 million of goodwill. Albert's had sales of $47.8 million for its most recent fiscal year ended December 31, 1997. This acquisition has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

6.   COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income is equal to net income for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Overview

United Natural Foods, Inc. (the "Company") is the leading independent national distributor of natural foods and related products in the United States. In recent years, the Company has increased sales to existing and new customers through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, management believes that the Company has been able to broaden its geographic penetration, expand its customer base, enhance and diversify its product selections and increase its market share. The Company's distribution operations are divided into three principal regions:
Cornucopia Natural Foods, Inc. ("Cornucopia") and Stow Mills, Inc. ("Stow Mills") in the Eastern Region, Rainbow Natural Foods, Inc. ("Rainbow") in the Central Region and Mountain People's Warehouse, Inc. ("Mountain People's") in the Western Region. Through its subsidiary, the Natural Retail Group ("NRG"), the Company also owns and operates 16 retail natural products stores located in the eastern United States. The Company's retail strategy for NRG is to selectively acquire existing natural products stores that meet the Company's strict criteria in areas such as sales growth, profitability, growth potential and store management. Management believes the Company's retail business serves as a natural complement to its distribution business enabling the Company to develop new marketing programs and improve customer service.

The Company is continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities;
(iv) consolidating systems applications between physical locations and regions; and (v) reducing geographic overlap between regions. In addition, the Company's continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which expenses are incurred, over the long term, the Company expects to benefit from the increased absorption of its expenses over a larger sales base. The Company has made considerable expenditures in connection with the expansion of its facilities, including the relocation of its Denver, Colorado distribution center and the expansion of refrigerated and frozen space at its Auburn, California and Atlanta, Georgia facilities.

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

Recent Acquisitions

On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a wholesale distributor of organic produce, for approximately $11 million. Albert's had sales of $47.8 million for its most recent fiscal year ended December 31, 1997.

During February 1998, the Company acquired substantially all the assets of Hershey Import Co., Inc. ("Hershey"), an international trading, roasting and packaging business of nuts, seeds, dried fruit and snack items, for approximately $10.5 million. Hershey had sales of $20.8 million for its most recent fiscal year ended June 30, 1997.

The acquisitions of Albert's and Hershey have been accounted for as purchases and, accordingly, all financial information has been included since the respective dates of acquisition.

The merger of the Company with Stow Mills in October 1997 has been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural and Stow Mills had been combined for all periods reported.

Results Of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                        Quarter Ended
                                                         October 31,
                                                       1998        1997
                                                     -------------------
Net sales                                             100.0%      100.0%
Cost of sales                                          78.7%       80.3%
                                                     ------      ------
                 Gross profit                          21.3%       19.7%
                                                     ------      ------

Operating expenses                                     16.4%       16.0%
Merger expenses                                          --         2.3%
Amortization of intangibles                             0.1%        0.1%
                                                     ------      ------
                Total operating expenses               16.6%       18.4%
                                                     ------      ------

                Operating income                        4.8%        1.3%
                                                     ------      ------
Other expense (income):
         Interest expense                               0.8%        0.6%
         Other, net                                    -0.1%       -0.1%
                                                     ------      ------
                 Total other expense                    0.7%        0.5%
                                                     ------      ------

                 Income before income taxes             4.1%        0.7%

Income taxes                                            1.7%        1.1%
                                                     ------      ------

                Net income                              2.4%       -0.4%
                                                     ======      ======

Quarter Ended October 31, 1998 Compared To Quarter Ended October 31, 1997

Net Sales.

The Company's net sales increased approximately 15.3%, or $26.5 million, to $199.9 million for the quarter ended October 31, 1998 from $173.4 million for the the quarter ended October 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, the sale of new product offerings and newly acquired businesses.

Gross Profit.

The Company's gross profit increased approximately 24.6%, or $8.4 million, to $42.6 million for the quarter ended October 31, 1998 from $34.2 million for the quarter ended October 31, 1997. The Company's gross profit as a percentage of net sales increased to 21.3% for the quarter ended October 31, 1998 from 19.7% for the quarter ended October 31, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, partially offset by increased sales to existing customers under the Company's volume discount program.

Operating Expenses.

The Company's total operating expenses increased approximately 3.5%, or $1.1 million, to $33.1 million for the quarter ended October 31, 1998 from $32.0 million for the quarter ended October 31, 1997. As a percentage of net sales, operating expenses decreased to 16.6% for the quarter ended October 31, 1998 from 18.4% for the quarter ended October 31, 1997. Excluding merger costs of $4.1 million, the Company's total operating expenses for the quarter ended October 31, 1997 would have been $27.9 million, or 16.1% of net sales, resulting in an increase for the quarter ended October 31, 1998 of $5.2 million, or 18.6%, over the comparable prior period. The increase in the Company's operating expenses as a percentage of net sales, excluding merger costs, is primarily due to increased information technology expenditures and the growth of the retail business, which generally has higher operating expenses as a percentage of net sales than the distribution business.

Operating Income.

Operating income increased $7.3 million, to $9.5 million for the quarter ended October 31, 1998 from $2.2 million for the quarter ended October 31, 1997. As a percentage of net sales, operating income increased to 4.8% in the quarter ended October 31, 1998 from 1.3% in the comparable 1997 period. Excluding the merger costs noted above, operating income for the quarter ended October 31, 1997 would have been $6.3 million, or 3.6% of net sales, resulting in an increase for the quarter ended October 31, 1998 of $3.2 million, or 51.6%, over the comparable prior period.

Other (Income)/Expense.

The $0.4 million increase in other expense in the quarter ended October 31, 1998 compared to the quarter ended October 31, 1997 was primarily attributable to an increase in interest expense relating to the higher level of debt in the first quarter of fiscal 1999 used to fund working capital investments and newly acquired businesses.

Income Taxes.

The Company's effective income tax rates were 41.5% and 148.6% for the quarters ended October 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense for the first fiscal quarter of 1998.

Net Income.

As a result of the foregoing, the Company's net income increased by $5.4 million to $4.8 million, or 2.4% of net sales, for the quarter ended October 31, 1998 from a loss of $0.6 million in the quarter ended October 31, 1997. Excluding the $4.1 million in merger costs in the first quarter of fiscal 1998, net income would have been $3.4 million, or 2.0% of net sales, resulting in an increase for the quarter ended October 31, 1998 of $1.3 million, or 39.1%, over the comparable prior period.

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

Net cash (used in) provided by operations was $(3.7) million and $1.2 million for the quarters ended October 31, 1998 and 1997, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in the first quarter of fiscal 1998 would have been $5.3 million. The Company's cash used in operations in the first quarter of fiscal 1999 related primarily to investments in accounts receivable and inventory in the ordinary course of business. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with the Company's ability to capture purchasing efficiency opportunities in excess of total carrying costs. The Company's cash provided by operations in the first quarter of fiscal 1998, excluding merger expenses, is due primarily to net income plus depreciation and amortization, offset by investments in accounts receivable and inventory in the ordinary course of business. The Company's working capital at October 31, 1998 was $60.1 million.

Net cash used in investing activities was $10.5 million and $2.2 million for the quarters ended October 31, 1998 and 1997, respectively. Investing activities in both years were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems.

Cash provided by financing activities was $14.2 million and $0.5 million for the quarters ended October 31, 1998 and 1997, respectively. The Company had net borrowings on its line of credit of $15.3 million and $7.2 million during the first quarter of fiscal 1999 and fiscal 1998, respectively, and paydowns of long-term obligations of $1.1 million and $6.7 million, respectively.

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

Recently Issued Financial Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

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

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

Year 2000 Issues

The Company is currently in the process of assessing its exposure to the Year 2000 issue, and has established a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in three areas: i) the Company's information technology ("IT") infrastructure, including computer operating systems and applications, ii) microprocessors and other electronic devices included as components of non-computer equipment ("embedded chips") and iii) computer systems used by third parties, including customers and suppliers of the Company. The IT infrastructure and embedded chips are being addressed on a regional level. The third parties are being evaluated centrally. The Company has completed its assessment of its IT infrastructure, and is in the process of completing its evaluation of all microprocessors and other electronic devices, and third-party vendors and customers. Any statements contained herein (including without limitations statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements.

The Company believes that the Western Region's critical IT infrastructure components and embedded chips are Year 2000 compliant. The Western Region has made the minimal changes necessary for its IT infrastructure to operate in a Year 2000 environment. The Western Region does not utilize two digit date coding logic, and has successfully tested hardware, operating system, and applications software simulating post Year 2000 systems clock dates. The Western Region has tested its microprocessors and other electronic devises and is in the process of making any necessary modifications rendering them year 2000 compliant. The Company expects that the Western Region's microprocessors and other electronic devices will be Year 2000 compliant by February 1999, except for the replacement of the Seattle facility's phone system which is scheduled for replacement for other business reasons in July 1999. All critical IT infrastructure components and embedded chips have been tested and work properly for the year 2000 and beyond. Additionally, a third-party review has been conducted to understand the Western Region's Year 2000 progress and communicate matters that came to their attention regarding such progress.

The Company believes the Central Region's critical IT infrastructure components and embedded chips are also Year 2000 compliant. The Central Region does not employ two digit date coding logic and has simulated Year 2000 system clock dates in tests of its hardware and operating systems as well as selected applications software. The Central Region completed all Year 2000 simulation testing by the end of

November 1998. The Company has also recently completed an independent third-party review of the Central Region's operating system and critical IT applications software code which has indicated Year 2000 compliance. All other IT infrastructure components and embedded chips have been modified, will be modified before January 1, 1999, or if not Year 2000 compliant, will be retired before July 1, 1999.

The Eastern Region is currently reviewing the results of a third-party audit of its Year 2000 systems code for both the Cornucopia and Stow Mills systems. The Eastern Region is in the process of moving to one system for operational efficiency reasons. The Stow Mills system will become a hybrid of the best functionality components of each system. The Stow Mills systems require a number of code changes to achieve full Year 2000 compliance. The Company expects the existing operating system to be upgraded to a Year 2000 compliant version during the first calendar quarter of 1999. In addition, all code is expected to be Year 2000 compliant for the surviving Stow Mills business systems prior to the end of the first calendar quarter of 1999. Also, the surviving Eastern Region systems clock will be moved forward simulating the Year 2000 prior to the end of March 1999. The existing Cornucopia (Dayville, Connecticut and Atlanta, Georgia) systems are not Year 2000 compliant. The Company is expected to move its operations off these existing systems and on to the surviving Stow Mills system during the first calendar quarter of 1999. The Eastern Region's phone system is also not Year 2000 compliant and will be upgraded by July 1999. All other IT infrastructure components and embedded chips have been modified, will be modified before the end of December 1998, or if not Year 2000 compliant, will be retired before July 1, 1999.

The Company is in the process of installing new Point of Sale systems in its retail stores to enable more sophisticated promotions and improved business controls. The current Point of Sale systems or cash registers are not all Year 2000 compliant. The Company plans to have the Year 2000 compliant Point of Sale systems or compliant cash registers in place on or before July 1999. The Company is in the process of evaluating a solution for the Hershey business, which is not currently Year 2000 compliant. Albert's will make remaining minor coding changes to be Year 2000 compliant by the end of March 1999.

The Company has sent written requests for Year 2000 information to substantially all suppliers. The Company is currently reviewing the responses received and preparing to send second requests to the top suppliers making up at least 80% of the Company's purchases. The Company has sent information requests to all its customers in order to compile a database of the Year 2000 status and plans for of all customers.

The Company is in the process of updating its systems for business functionality reasons and has adopted a going forward systems strategy of staying current with state of the art systems technology. Furthermore, the Company is in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, substantially all business systems changes would be performed regardless of the Year 2000 issue both from a timing and cost perspective. The Company therefore believes that it has spent and is spending an immaterial incremental amount on Year 2000 remediation over what it would spend to execute its going forward systems strategy. The Company has significantly increased its IT expenditures to execute its systems strategy which includes any immaterial incremental amounts to achieve Year 2000 compliance. The Company expects to spend on IT systems and support approximately $6 million in fiscal 1999 and spent approximately $4 million and $3 million in fiscal 1998 and 1997, respectively.

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

The ability of the Company to maintain close, mutually beneficial relationships with its top two customers, Whole Foods Markets, Inc. ("Whole Foods") and Wild Oats Markets, Inc. ("Wild Oats"), is important to the ongoing growth and profitability of its business. Whole Foods, the Company's largest customer, accounted for approximately 16% of the Company's net sales during the fiscal year ended July 31, 1998. As a result of this concentration of the Company's customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect the Company's business, financial condition or results of operations. The Company's sales are made pursuant to purchase orders and therefore the Company generally has no agreements with or commitments from its customers for the purchase of products. No assurance can be given that the Company's customers will maintain or increase their sales volumes or orders for the products supplied by the Company or that the Company will be able to maintain or add to its existing customer base.

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

The Company is currently undergoing its first audit by the Internal Revenue Service ("IRS"). The IRS is investigating the Company's 1996 and 1995 fiscal years and is also examining pre-acquisition books and records of certain acquired subsidiaries. As this is the first IRS audit experienced by the Company, which also includes an audit of pre-acquisition results of subsidiaries, the Company is not yet able to determine the amount of financial impact, if any, that may result at the conclusion of the audit. Significant audit adjustments could negatively impact the Company's reported earnings.

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

In order to maintain its profit margins, the Company relies on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increased the Company's cost of capital or the ability to borrow funds or raise equity capital, the Company could suffer reduced profit margins and be unable to grow its business organically or through acquisitions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

As of September 30, 1998, the Company's executive officers and directors, and their affiliates, and the ESOT will beneficially own in the aggregate approximately 59% of the Company's Common Stock. Accordingly, these stockholders, if acting together, would have the ability to elect the Company's directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

As of September 30, 1998, approximately 170 employees, representing approximately 6.5% of the Company's approximately 2,600 employees, were union members. In the past, the Company has been the focus of union-organizing efforts. As the Company increases its employee base and broadens its distribution operations to new geographic markets, its increased visibility could result in increased or expanded union-organizing efforts. Although the Company has not experienced a work stoppage to date, if additional employees of the Company were to unionize, the Company could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect the Company's business, financial condition or results of operations.

        Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

b)   Reports on Form 8-K.

On September 11, 1998, the Company filed a Current Report on Form 8-K dated September 3, 1998 announcing under Item 5 (Other Events) a press release containing results for the fourth quarter and year ended July 31, 1998, as well as a press release stating that it has entered into an a definitive agreement to acquire 100% of the outstanding stock of Albert's Organics, Inc., and presenting under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following information:

EXHIBITS.

99.1     Press release dated September 3, 1998.
99.2 Consolidated Statements of Income of United Natural Foods, Inc. for the quarter and year ended July 31, 1998 (unaudited).
99.3     Press release dated September 10, 1998.

                                  Exhibit Index

Exhibit No.                        Description                            Page
-----------                        -----------                            ----
27                                 Financial Data Schedule                17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED NATURAL FOODS, INC.


                                   /s/ Robert T. Cirulnick
                                   ---------------------------
                                   Robert T. Cirulnick
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Dated:  December 11, 1998