Form 10-Q
period 1999-01-31
UNITED NATURAL FOODS INC
filed 1999-03-16
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1999

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

As of March 15, 1999, there were 18,175,218 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1999

                                TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of January 31, 1999
          and July 31, 1998                                             3

          Consolidated Statements of Income for the quarter
          and six months ended January 31, 1999 and 1998                4

          Consolidated Statements of Cash Flows for the six
          months ended January 31, 1999 and 1998                        5

          Notes to Consolidated Financial Statements                  6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7-17

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk                                               17-18

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders          18

Item 6.   Exhibits and Reports on Form 8-K                             18

          Signatures                                                   19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
(In thousands, except per share amounts)       January 31, 1999  July 31, 1998
                                                 -------------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                      $   1,769       $   1,393
    Accounts receivable, net of allowance of
      $2,365 and $1,780, respectively                 60,473          48,078
    Notes receivable, trade                              701             705
    Inventories                                       99,767          91,119
    Prepaid expenses                                   4,807           3,209
    Deferred income taxes                              2,007           1,540
    Refundable income taxes                            1,297             165
                                                   ---------       ---------
       Total current assets                          170,821         146,209

Property & equipment, net                             47,205          44,434

Other assets:
    Notes receivable, trade, net                       1,251           1,170
    Goodwill, net                                     27,874          19,136
    Covenants not to compete, net                        493             613
    Other, net                                           778             680
                                                   ---------       ---------
       Total assets                                $ 248,422       $ 212,242
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                 $  59,806       $  36,608
    Current installments of long-term debt             5,059           3,309
    Current installments of obligations under
      capital leases                                     447             488
    Accounts payable                                  30,731          32,017
    Accrued expenses                                  10,427           8,219
                                                   ---------       ---------
       Total current liabilities                     106,470          80,641

  Long-term debt, excluding current installments      25,564          25,081
  Deferred income taxes                                1,676           1,370
  Obligations under capital leases, excluding
    current installments                                 532             764
                                                   ---------       ---------
       Total liabilities                             134,242         107,856
                                                   ---------       ---------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized
      5,000 shares; none issued or outstanding            --              --
    Common stock, $.01 par value, authorized
      50,000 shares, issued and outstanding
      18,175 at January 31, 1999; authorized
      25,000 shares, issued 18,184 and
      outstanding 18,175 at July 31, 1998                182             182
    Additional paid-in capital                        67,193          67,440
    Unallocated shares of ESOP                        (2,666)         (2,747)
    Retained earnings                                 49,471          39,776
    Treasury stock, 9 shares at July 31, 1998,
      at cost                                             --            (265)
                                                   ---------       ---------
       Total stockholders' equity                    114,180         104,386
                                                   ---------       ---------
Total liabilities and stockholders' equity         $ 248,422       $ 212,242
                                                   =========       =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           QUARTER ENDED            SIX MONTHS ENDED
                                             JANUARY 31,               JANUARY 31,
                                       ----------------------    ----------------------
(In thousands, except per share data)     1999         1998         1999        1998
                                       ---------    ---------    ---------    ---------
Net sales                              $ 215,748    $ 177,976    $ 415,637    $ 351,359

Cost of sales                            169,540      141,668      326,815      280,862
                                       ---------    ---------    ---------    ---------
          Gross profit                    46,208       36,308       88,822       70,497
                                       ---------    ---------    ---------    ---------

Operating expenses                        35,415       27,917       68,240       55,577

Restructuring and merger expenses            705           --          705        4,064

Amortization of intangibles                  313          245          599          505
                                       ---------    ---------    ---------    ---------
          Total operating expenses        36,433       28,162       69,544       60,146
                                       ---------    ---------    ---------    ---------

          Operating income                 9,775        8,146       19,278       10,351
                                       ---------    ---------    ---------    ---------

Other expense (income):
     Interest expense                      1,553        1,192        3,069        2,273
     Other, net                             (183)        (180)        (359)        (349)
                                       ---------    ---------    ---------    ---------
          Total other expense              1,370        1,012        2,710        1,924
                                       ---------    ---------    ---------    ---------

          Income before income taxes       8,405        7,134       16,568        8,427

Income taxes                               3,489        2,934        6,873        4,855

                                       =========    =========    =========    =========
          Net income                   $   4,916    $   4,200    $   9,695    $   3,572
                                       =========    =========    =========    =========

Net income per share (basic)           $    0.27    $    0.24    $    0.53    $    0.21
                                       =========    =========    =========    =========

Weighted average basic shares of
common stock                              18,175       17,357       18,175       17,357
                                       =========    =========    =========    =========

Net income per share (diluted)         $    0.27    $    0.24    $    0.52    $    0.20
                                       =========    =========    =========    =========

Weighted average diluted shares of
  common stock                            18,538       17,659       18,538       17,654
                                       =========    =========    =========    =========

For the six months ended January 31, 1998, pro forma additional income tax expense was $320 and pro forma net income was $3,252, or $0.18 per share on both a basic and diluted basis. The pro forma additional income tax expense relates to Stow Mills' status as an S-Corporation prior to the merger (note 4).

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months Ended
                                                               January 31,
(In thousands)                                             1999          1998
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  9,695      $  3,572
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                           3,272         2,957
    Loss (gain) on disposals of property &
      equipment                                               192            (1)
    Deferred income tax benefit                              (220)           --
    Provision for doubtful accounts                           904           704
    Changes in assets and liabilities, net of
    acquired companies:
      Accounts receivable                                 (10,294)       (7,954)
      Inventories                                          (8,113)       (6,015)
      Prepaid expenses                                     (1,399)          542
      Refundable income taxes                              (1,247)           --
      Other assets                                            552            97
      Notes receivable, trade                                 (77)         (321)
      Accounts payable                                     (2,377)        1,075
      Accrued expenses                                         31           379
      Income taxes payable                                     --          (552)
                                                         --------      --------
    Net cash used in operating activities                  (9,081)       (5,517)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of subsidiaries,
    net of cash acquired                                   (8,888)       (2,697)
  Proceeds from disposals of property and
    equipment                                                  47           259
  Capital expenditures                                     (2,879)       (2,022)
                                                         --------      --------
    Net cash used in investing activities                 (11,720)       (4,460)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under note payable                        23,199        11,381
  Repayments on long-term debt                             (1,767)       (6,799)
  Proceeds from long-term debt                                 --         8,584
  Principal payments of capital lease
    obligations                                              (273)         (683)
  Other                                                        18            --
                                                         --------      --------
    Net cash provided by financing
    activities                                             21,177        12,483
                                                         --------      --------

NET INCREASE IN CASH                                          376         2,506
Cash at beginning of period                                 1,393           952
                                                         ========      ========
Cash at end of period                                    $  1,769      $  3,458
                                                         ========      ========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
      Interest                                           $  2,703      $  2,298
                                                         ========      ========
      Income taxes                                       $  8,510      $  4,612
                                                         ========      ========

In the six months ended January 31, 1999, the Company incurred no capital lease obligations. In the six months ended January 31, 1998, the Company incurred $31 of capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1999 (UNAUDITED)

1.    BASIS OF PRESENTATION

Our accompanying consolidated financial statements include the accounts of United Natural Foods, Inc. and our wholly owned subsidiaries. We are a distributor and retailer of natural foods and related products.

On October 31, 1997, we completed a merger with Stow Mills, Inc. wherein Stow Mills became one of our wholly owned subsidiaries. The merger with Stow Mills was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though we had been combined for all periods reported. Our net sales for the quarter ended October 31, 1997 excluding Stow Mills were $116.5 million. Our net income for the quarter ended October 31, 1997 excluding Stow Mills was $1.2 million. Net sales for the quarter ended October 31, 1997 for Stow Mills were $56.9 million. Net loss for the quarter ended October 31, 1997 for Stow Mills was $1.8 million.

The financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.

Certain fiscal 1998 balances have been reclassified to conform to the fiscal 1999 presentation.

2.    INTEREST RATE SWAP AGREEMENT

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

3.    RESTRUCTURING COSTS

We accrued employee severance expenses of $0.7 million during the quarter ended January 31, 1999 in connection with the consolidation of operations in the Eastern Region. None of these expenses had been paid as of January 31, 1999.

4.    PRO FORMA NET INCOME

Stow Mills was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow Mills had been subject to taxation as a C corporation for periods prior to the merger.

5.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                Quarter Ended   Six Months Ended
                                                 January 31,       January 31,
(In thousands)                                  1999     1998     1999     1998
                                               ------   ------   ------   ------
Basic weighted average shares outstanding      18,175   17,357   18,175   17,357
  Net effect of dilutive stock options
    based upon the treasury stock method
    using the average stock price                 363      302      363      297
                                               ------   ------   ------   ------
Diluted weighted average shares outstanding    18,538   17,659   18,538   17,654
                                               ======   ======   ======   ======

6.    ACQUISITION

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a business specializing in the purchase, sale and distribution of produce and other perishable items, for $10.8 million to $12 million, predicated upon the future performance of Albert's, including $9.1 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses. This acquisition has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

7.    COMPREHENSIVE INCOME

Effective August 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to net income for all periods presented.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

We are the leading independent national distributor of natural foods and related products in the United States. In recent years, we have increased sales to existing and new customers through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal regions: Cornucopia Natural Foods, Inc. and Stow Mills, Inc. in the Eastern Region, Rainbow Natural Foods, Inc. in the Central Region and Mountain People's Warehouse, Inc. in the Western Region. Through our subsidiary, the Natural Retail Group, we also own and operate 16 retail natural products stores located in the eastern United States. Our retail strategy is to selectively acquire existing natural products stores that meet our strict criteria in areas such as sales growth, profitability, growth potential and store management. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. We have incurred considerable expenses in connection with the consolidation of operations in the Eastern Region, and expect these expenses to continue for the remainder of fiscal 1999. These expenses consist of restructuring costs, including additional depreciation, severance and retention expenses, and the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. We have also made considerable expenditures in connection with the expansion of our facilities, including the relocation of our Denver, Colorado distribution center and the expansion of refrigerated and frozen space at our Auburn, California and Atlanta, Georgia facilities. Additionally, our Seattle, Washington facility will be relocated to a larger facility in Auburn, Washington during the last half of fiscal 1999.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and
delivery, selling, occupancy, administrative, depreciation, merger expenses and amortization expense. Other expenses include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, Inc., a business specializing in the purchase, sale and distribution of produce and other perishable items, for $10.8 million to $12 million, predicated upon the future performance of the acquired business, including $9.1 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses.

On February 11, 1998, we acquired Hershey Import Co., Inc. ("Hershey"), a business specializing in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items, for approximately $10.5 million. Hershey supplies over 300 products to leading supermarkets and wholesalers primarily in the eastern United States and has recently expanded its offerings to include consumer products under its Express Snacks and Woodstock Farms brands as well as private label packages for its retail supermarket accounts. Hershey had sales of $20.8 million for its most recent fiscal year ended June 30, 1997. Hershey provides us with direct access to foreign suppliers as well as expertise in international commodity markets.

The acquisitions of Albert's and Hershey have been accounted for as purchases and, accordingly, all financial information has been included since the respective dates of acquisition.

Our merger with Stow Mills in October 1997 has been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural and Stow Mills had been combined for all periods reported.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                   Six Months
                                                Quarter Ended         Ended
                                                 January 31,       January 31,
                                                1999     1998     1999     1998
                                               --------------    --------------
Net sales                                      100.0%   100.0%   100.0%   100.0%
Cost of sales                                   78.6%    79.6%    78.6%    79.9%
                                               -----    -----    -----    -----
           Gross profit                         21.4%    20.4%    21.4%    20.1%
                                               -----    -----    -----    -----

Operating expenses                              16.4%    15.7%    16.4%    15.8%
Restructuring and merger expenses                0.3%      --      0.2%     1.2%
Amortization of intangibles                      0.1%     0.1%     0.1%     0.1%
                                               -----    -----    -----    -----
           Total operating expenses             16.9%    15.8%    16.7%    17.1%
                                               -----    -----    -----    -----

           Operating income                      4.5%     4.6%     4.6%     2.9%
                                               -----    -----    -----    -----

Other expense (income):
      Interest expense                           0.7%     0.7%     0.7%     0.6%
      Other, net                                -0.1%    -0.1%    -0.1%    -0.1%
                                               -----    -----    -----    -----
           Total other expense                   0.6%     0.6%     0.7%     0.5%
                                               -----    -----    -----    -----

           Income before income taxes            3.9%     4.0%     4.0%     2.4%

Income taxes                                     1.6%     1.6%     1.7%     1.4%
                                               -----    -----    -----    -----

           Net income                            2.3%     2.4%     2.3%     1.0%
                                               =====    =====    =====    =====

Quarter Ended January 31, 1999 Compared To Quarter Ended January 31, 1998

Net Sales.

Our net sales increased approximately 21.2%, or $37.8 million, to $215.7 million for the quarter ended January 31, 1999 from $178.0 million for the quarter ended January 31, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and newly acquired businesses.

Gross Profit.

Our gross profit increased approximately 27.3%, or $9.9 million, to $46.2 million for the quarter ended January 31, 1999 from $36.3 million for the quarter ended January 31, 1998. Our gross profit as a percentage of net sales increased to 21.4% for the quarter ended January 31, 1999 from 20.4% for the quarter ended January 31, 1998. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, and a greater mix of higher margin business, partially offset by increased sales to existing customers under our volume discount program.

Operating Expenses.

Our total operating expenses increased approximately 29.4%, or $8.3 million, to $36.4 million for the quarter ended January 31, 1999 from $28.2 million for the quarter ended January 31, 1998. As a percentage of net sales, operating expenses increased to 16.9% for the quarter ended January 31, 1999 from 15.8% for the quarter ended January 31, 1998. Excluding restructuring costs of $0.7 million, total operating expenses for the quarter ended January 31, 1999 would have been $35.7 million, or 16.6% of net sales, resulting in an increase for the quarter ended January 31, 1999 of $7.6 million, or 26.9%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring costs, is primarily due to increased information technology expenditures and the growth of the retail business, which generally has higher operating expenses as a percentage of net sales than the distribution business.

Operating Income.

Operating income increased $1.6 million, to $9.8 million for the quarter ended January 31, 1999 from $8.1 million for the quarter ended January 31, 1998. As a percentage of net sales, operating income decreased to 4.5% in the quarter ended January 31, 1999 from 4.6% in the comparable 1998 period. Excluding the restructuring costs noted above, operating income for the quarter ended January 31, 1999 would have been $10.5 million, or 4.9% of net sales, resulting in an increase for the quarter ended January 31, 1999 of $2.3 million, or 28.7%, over the comparable prior period.

Other (Income)/Expense.

The $0.4 million increase in other expense in the quarter ended January 31, 1999 compared to the quarter ended January 31, 1998 was primarily attributable to an increase in interest expense relating to the higher level of debt in the second quarter of fiscal 1999 used to fund working capital investments and acquisitions. This increase was partially offset by a decrease in our average interest rate on debt.

Income Taxes.

Our effective income tax rates were 41.5% and 41.1% for the quarters ended January 31, 1999 and 1998, respectively. The effective rates were higher than the federal statutory rate primarily due state and local income taxes.

Net Income.

As a result of the foregoing, net income increased by $0.7 million to $4.9 million, or 2.3% of net sales, for the quarter ended January 31, 1999 from $4.2 million in the quarter ended January 31, 1998. Excluding the $0.7 million in restructuring costs ($0.4 million, net of tax) in the second quarter of fiscal 1999, net income would have been $5.3 million, or 2.5% of net sales, resulting in an increase for the quarter ended January 31, 1999 of $1.1 million, or 26.9%, over the comparable prior period.

Six Months Ended January 31, 1999 Compared To Six Months Ended January 31, 1998

Net Sales.

Our net sales increased approximately 18.3%, or $64.3 million, to $415.6 million for the six months ended January 31, 1999 from $351.4 million for the six months ended January 31, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and newly acquired businesses.

Gross Profit.

Gross profit increased approximately 26.0%, or $18.3 million, to $88.8 million for the six months ended January 31, 1999 from $70.5 million for the six months ended January 31, 1998. Gross profit as a percentage of net sales increased to 21.4% for the six months ended January 31, 1999 from 20.1% for the six months ended January 31, 1998. The increase in gross profit as a percentage of net sales resulted from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, and a greater mix of higher margin business, partially offset by increased sales to existing customers under our volume discount program.

Operating Expenses.

Total operating expenses increased approximately 15.6%, or $9.4 million, to $69.5 million for the six months ended January 31, 1999 from $60.1 million for the six months ended January 31, 1998. As a percentage of net sales, operating expenses decreased to 16.7% for the six months ended January 31, 1999 from 17.1% for the six months ended January 31, 1998. Excluding fiscal 1999 restructuring costs of $0.7 million and fiscal 1998 merger costs of $4.1 million, total operating expenses for the six months ended January 31, 1999 and 1998 would have been $68.8 million, or 16.6% of net sales, and $56.1 million, or 16.0% of net sales, respectively, resulting in an increase for the six months ended January 31, 1999 of $12.8 million, or 22.7%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring and merger costs, is primarily due to increased information technology expenditures and the growth of the retail business, which generally has higher operating expenses as a percentage of net sales than the distribution business.

Operating Income.

Operating income increased $8.9 million to $19.3 million for the six months ended January 31, 1999 from $10.4 million for the six months ended January 31, 1998. As a percentage of net sales, operating income increased to 4.6% in the quarter ended January 31, 1999 from 2.9% in the comparable 1998 period. Excluding the restructuring and merger costs noted above, operating income for the six months ended January 31, 1999 and 1998 would have been $20.0 million, or 4.8% of net sales, and $14.4 million, or 4.1% of net sales, respectively, resulting in an increase for the six months ended January 31, 1999 of $5.6 million, or 38.6%, over the comparable prior period.

Other (Income)/Expense.

The $0.8 million increase in other expense in the six months ended January 31, 1999 compared to the six months ended January 31, 1998 was primarily attributable to an increase in interest expense relating to the higher level of debt in the first six months of fiscal 1999 used to fund working capital investments and acquisitions. This increase was partially offset by a decrease in our average interest rate on debt.

Income Taxes.

Our effective income tax rates were 41.5% and 57.6% for the six months ended January 31, 1999 and 1998, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes and non-deductible merger expenses incurred in the first quarter of fiscal 1998, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense for the first fiscal quarter of 1998.

Net Income.

As a result of the foregoing, net income increased by $6.1 million to $9.7 million, or 2.3% of net sales, for the six months ended January 31, 1999 from $3.6 million in the six months ended January 31, 1998. Excluding the $0.7 million in restructuring costs ($0.4 million, net of tax) in fiscal 1999 and the $4.1 million in merger costs in fiscal 1998, net income would have been $10.1 million, or 2.4% of net sales, and $7.6 million, or 2.2% of net sales, respectively, resulting in an increase for the six months ended January 31, 1999 of $2.5 million, or 32.4%, over the comparable prior period.

Liquidity And Capital Resources

We have historically financed operations and growth primarily from cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivable and inventory.

Net cash used in operations was $9.1 million and $5.5 million for the six months ended January 31, 1999 and 1998, respectively. Excluding merger expenses of $4.1 million, net cash used in operations in the first six months of fiscal 1998 would have been $1.4 million. Cash used in operations in the first six months of fiscal 1999 related primarily to investments in accounts receivable and inventory in the ordinary course of business. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. Cash used in operations in the first six months of fiscal 1998, excluding merger expenses, is also due primarily to investments in accounts receivable and inventory in the ordinary course of business. Working capital at January 31, 1999 was $64.4 million.

Net cash used in investing activities was $11.7 million and $4.5 million for the six months ended January 31, 1999 and 1998, respectively. Investing activities in both years were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems.

Cash provided by financing activities was $21.2 million and $12.5 million for the six months ended January 31, 1999 and 1998, respectively. We increased borrowings on our line of credit by $23.2 million and $11.4 million during the first six months of fiscal 1999 and fiscal 1998, respectively, and repaid long-term obligations in the amount of $2.0 million and $7.5 million, respectively.

We expect to spend approximately $45 million over the next five years in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and update its material handling equipment.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

Impact Of Inflation

Historically, we have been able to pass along inflation-related increases to our customers. Consequently, inflation has not had a material impact upon our results operations or profitability.

Seasonality

Generally, we do not experience any material seasonality. However, sales and operating results may vary significantly from quarter to quarter due to factors such as changes operating expenses, our ability to execute operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Recently Issued Financial Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. We are currently evaluating what impact, if any, this standard will have on our financial statement presentation.

The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply as we do not currently sponsor any defined benefit plans.

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We have not yet determined what impact, if any, this standard will have on our financial statement presentation.

Year 2000 Issues

We have assessed most of our internal exposure to the year 2000 issue and have established a comprehensive response to that exposure. We continue to assess our customer and vendor exposure. Generally, United Natural has "Year 2000" exposure in three areas:

      o United Natural's information technology infrastructure, including computer operating systems and applications,

      o microprocessors and other electronic devices -- "embedded chips" -- included as components of non-computer equipment, and

      o computer systems used by third parties, including our customers and suppliers.

The information technology infrastructure and embedded chips are being addressed on a regional level. The third parties are being evaluated centrally. We have completed our assessment of our information technology infrastructure, and are in the process of completing our evaluation of all microprocessors and other electronic devices, third-party vendors and customers.

Our Western Region

We believe that our western region's critical information technology infrastructure components and embedded chips are year 2000 compliant. We have made the minimal changes necessary for our information technology infrastructure to operate in a year 2000 environment. We do not utilize two digit date coding logic, and we have successfully tested hardware, operating system and applications software simulating post year 2000 systems clock dates. We have tested our microprocessors and other electronic devices and have completed the necessary changes rendering them year 2000 compliant. The Seattle facility's phone system is scheduled for replacement for other business reasons by the end of March 1999. We have tested all western region critical information technology infrastructure components and embedded chips and we believe they will work properly in the year 2000 and beyond.

Our Central Region

We believe our central region's critical information technology infrastructure components and embedded chips are also year 2000 compliant. Our central region does not employ two digit date coding logic and has simulated year 2000 system clock dates in tests of its hardware and operating systems as well as selected applications software. We recently completed all year 2000 simulation testing. We have also recently completed an independent third-party review of our central region's operating system and critical information technology applications software code which has indicated that they are year 2000 compliant. All other information technology infrastructure components and embedded chips either have been modified or, if not year 2000 compliant, will be retired before July 1, 1999.

Our Eastern Region

Our eastern region is currently reviewing the results of a third-party audit of its year 2000 systems code for both the Cornucopia (Dayville, Connecticut and Atlanta, Georgia) and Stow Mills systems. Our eastern region is in the process of moving to a single system for operational efficiency reasons. The Stow Mills system will become a hybrid of the best functionality components of each system. The Stow Mills system requires a number of code changes to achieve full year 2000 compliance. We expect the existing operating system to be upgraded to a year 2000 compliant version by April 1999. In addition, all code is expected to be year 2000 compliant for the new Eastern Region business by April 1999. Also, to test year 2000 compliance, the surviving eastern region systems clock will be moved forward simulating the year 2000 prior to the end of May 1999. The existing Cornucopia systems are not year 2000 compliant. We expect to move off these existing systems and on to the new Eastern Region system during April 1999. All other information technology infrastructure components and embedded chips have been modified, or, if not year 2000 compliant, will be retired before July 1, 1999. Our Eastern Region's telephone systems are not yet year 2000 compliant and will be replaced or upgraded by July 1999.

Retail Stores

The current point of sale or cash registers are not all year 2000 compliant. We plan to have the year 2000 compliant point of sale systems or compliant cash registers in place on or before July 1999.

Albert's Organics, Inc. and Hershey Import Co., Inc.

We are currently in the process of placing our Hershey business onto the Albert's Organics system and we currently expect to have this completed by the end of July 1999. We will simulate year 2000 system clock dates for the Albert's systems by the end of March 1999.

Our Suppliers and Customers

We have sent written requests for year 2000 information to substantially all suppliers. We are currently reviewing the responses received and preparing to send second requests to the top suppliers making up at least 80% of our purchases. We have also compiled a database of all customers regarding their year 2000 status and plans for remediation and have sent both initial and follow-up information requests.

Expenditures

We are in the process of updating our systems for business functionality reasons and have adopted a going forward systems strategy of staying current with state of the art systems technology. We are also in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would be performed regardless of the year 2000 issue both from a timing and cost perspective. We have significantly increased our information technology expenditures to execute our systems strategy that includes any immaterial incremental amounts to achieve year 2000 compliance. We therefore believe that we will have spent an incremental amount of less than $0.4 million on year 2000 remediation over what we would have spent to execute our going forward systems strategy. We expect to spend on information technology systems and support approximately $6.5 million in fiscal 1999 and we have already spent approximately $4 million and $3 million in fiscal 1998 and 1997, respectively.

Potential Risks

The dates on which we believe we will be year 2000 compliant are based on our plans for work to be performed and best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. If we are unsuccessful in completing remediation of non-compliant systems, correcting embedded chips or if customers or suppliers cannot rectify their year 2000 issues, it could have a material adverse effect on our business, financial condition and results of operations. We have not yet established a contingency plan in the event of non-compliance by any parties. We have a timeline to prepare such contingency plans for any critical application falling behind schedule after the completion of the first calendar quarter of 1999.

Certain Factors That May Affect Future Results

If any of the events described below actually occur, our business, financial condition, or results of operations could be materially adversely affected. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in, or incorporated by reference into, this Form 10-Q. In evaluating an investment in the shares, you should consider carefully the following risk factors in addition to the other information presented in this Form 10-Q or incorporated by reference into this prospectus.

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. United Natural merged with Stow Mills in October 1997. The successful and timely integration of this merger is critical to our future operating and financial performance. We believe that the integration of Stow Mills will be substantially completed by the end of 1999. The integration will require, among other things:

      o     the optimization of deliery routes;

      o     coordination of administrative, distribution and finance functions;

      o     the integration of personnel; and

      o     the integration of computer systems onto a single systems platform.

The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining the companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that United Natural will retain key employees of Stow Mills or that we will realize any of the other anticipated benefits of the Stow Mills merger.

We recently announced plans to close our Chesterfield, New Hampshire distribution center and to consolidate its operations with our Dayville, Connecticut and New Oxford, Pennsylvania facilities. We expect to begin transferring sales operations from the Chesterfield facility to our Dayville and New Oxford facilities by May of 1999. There are numerous risks involved with this consolidation of operations including, among other things:

      o we may have difficulty retaining drivers currently employed at our Chesterfield facility or hiring a sufficient number of new drivers at our Dayville and New Oxford facilities to handle the increased sales volume at those facilities;

      o we may have difficulty retaining warehouse employees from our Chesterfield facility or hiring a sufficient number of new warehouse employees to handle the increased sales volume at those facilities;

      o     we may lose customers;

      o our operating costs may increase because of the expenses involved in closing the Chesterfield facility and consolidating its operations into the operations in place at the Dayville and New Oxford facilities;

      o our Dayville and New Oxford facilities may have difficulty accommodating the increased sales volume; and

      o construction delays in the expansion of the New Oxford facility could delay the realization of savings.

The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.

We may have difficulty in managing our growth

The growth in the size of our business and operations has placed and is expected to continue to place a significant strain on our management. Our future growth is limited in part by the size and location of our distribution centers. There can be no assurance that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, our growth strategy to expand our market presence includes possible additional acquisitions. To the extent our future growth includes acquisitions, there can be no assurance that we will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

We have significant competition from a variety of sources

We operate in highly competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than United Natural to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc., our largest customer, accounted for approximately 16.9% of our net sales during the fiscal year ended July 31, 1998. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

Our profit margins may decrease due to consolidation in the grocery industry

The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the emergence of super natural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts.

Our industry is sensitive to economic downturns

The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

      o     difficulties with the collectibility of accounts receivable,

      o     difficulties with inventory control,

      o     competitive pricing pressures, and

      o     unexpected increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

We are being audited by the Internal Revenue Service

We are currently undergoing our first audit by the Internal Revenue Service. The IRS is investigating our 1996 and 1995 fiscal years and is also examining the books and records of some of our subsidiaries for years prior to the time they were acquired by us. As this is the first IRS audit we have experienced, and because the audit is not yet complete and includes a review of the pre-acquisition results of some of our subsidiaries, we are not yet able to determine the amount of financial impact, if any, that may result at the conclusion of the audit. Significant audit adjustments could negatively impact our reported earnings.

We are dependent on a number of key executives

Management of our business is substantially dependent on the services of Norman
A. Cloutier, Chairman of the Board and Chief Executive Officer, Robert T. Cirulnick, Chief Financial Officer, and other key management employees. Loss of the services of such officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

      o     changes in our operating expenses,

      o     management's ability to execute our business and growth strategies,

      o     personnel changes,

      o     demand for natural products,

      o     supply shortages,

      o     general economic conditions,

      o changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues,

      o     fluctuation of natural product prices due to competitive pressures,

      o lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise,

      o volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and

      o future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.

We are subject to significant governmental regulation

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

      o our products are subject to inspection by the U.S. Food and Drug Administration,

      o our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities, and

      o our trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Our officers and directors and the employee stock ownership trust have significant voting power.

As of January 31, 1999, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially own in the aggregate approximately 58% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to elect our directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of September 30, 1998, approximately 170 employees, representing approximately 6.5% of our approximately 2,600 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increased our cost of capital or the ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

        Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from interest rate fluctuations because we use variable rate debt to finance working capital requirements. We have entered into an interest rate swap agreement which manages that risk by fixing $60 million of our variable debt at a rate of 6% through October 2003. We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require further disclosure under this item.

                           PART II. OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 18, 1998, the stockholders of the Company considered and voted on four proposals:

1) To elect Thomas B. Simone as a Class II director for the ensuing three years. The results of the voting were as follows: (i) 12,428,772 votes FOR, and (ii) 64,209 votes WITHHELD. There were no broker non-votes.

2) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 25,000,000 to 50,000,000. The results of the voting were as follows: (i) 12,285,894 votes FOR, (ii) 205,262 votes AGAINST and (iii) 2,825 votes ABSTAINING. There were no broker non-votes.

3) To approve an amendment to the Company's Amended and Restated 1996 Stock Option Plan increasing the number of shares available for issuance under the Plan from 1,375,000 to 2,000,000. The results of the voting were as follows:
   (i) 10,848,750 votes FOR, (ii) 1,637,756 votes AGAINST and (iii) 7,475 votes ABSTAINING. There were no broker non-votes.

4) To ratify the appointment of KPMG LLP as the Company's independent public accountants for the current fiscal year. The results of the voting were as follows: (i) 12,480,583 votes FOR, (ii) 11,810 votes AGAINST and (iii) 1,588 votes ABSTAINING. There were no broker non-votes.

                    Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

b) Reports on Form 8-K.

On January 25, 1999, the Company filed a Current Report on Form 8-K dated January 14, 1999 announcing under Item 5 (Other Events) a press release containing information regarding a consolidation of its Eastern Region operations and providing additional details of the consolidation not contained in the press release, and presenting under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following information:

EXHIBITS.

99 Press release dated January 14, 1999.

                                  Exhibit Index

Exhibit No.             Description                                  Page
-----------             -----------                                  ----
27                      Financial Data Schedule                        20

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

Dated: March 16, 1999