Form 10-Q
period 1999-04-30
UNITED NATURAL FOODS INC
filed 1999-06-14
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                Yes |X|   No |_|

As of June 14, 1999, there were 18,249,305 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1999

                                TABLE OF CONTENTS

Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of April 30, 1999 and July 31, 1998                        3

            Consolidated  Statements  of Income for the quarter and nine months  ended
            April 30, 1999 and 1998                                                                   4

            Consolidated  Statements of Cash Flows for the nine months ended April 30,
            1999 and 1998                                                                             5

            Notes to Consolidated Financial Statements                                              6-7

Item 2.     Management's  Discussion  and Analysis of Financial  Condition and Results
            of Operations                                                                          7-17

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                                17

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                                         18

            Signatures                                                                               19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       -----------
(In thousands, except per share amounts)                              APRIL 30, 1999     JULY 31, 1998
                                                                      --------------     -------------
ASSETS
Current assets:
    Cash                                                                $  12,012          $   1,393
    Accounts receivable, net of allowance of $2,500 and $1,780,
        respectively                                                       60,051             48,078
    Notes receivable, trade                                                   941                705
    Inventories                                                            98,973             91,119
    Prepaid expenses                                                        5,370              3,209
    Deferred income taxes                                                   2,647              1,540
    Refundable income taxes                                                    --                165
                                                                        ---------          ---------
       Total current assets                                               179,994            146,209
                                                                        ---------          ---------
Property & equipment, net                                                  44,551             44,434
                                                                        ---------          ---------
Other assets:
    Notes receivable, trade, net                                              885              1,170
    Goodwill, net                                                          26,450             19,136
    Covenants not to compete, net                                             369                613
    Other, net                                                              1,681                680
                                                                        ---------          ---------
       Total assets                                                     $ 253,930          $ 212,242
                                                                        =========          =========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                                      $  50,499          $  36,608
    Current installments of long-term debt                                  3,964              3,309
    Current installment of obligations under capital leases                   729                488
    Accounts payable                                                       34,442             32,017
    Accrued expenses                                                       13,585              8,219
    Income taxes payable                                                    2,463                 --
                                                                        ---------          ---------
       Total current liabilities                                          105,682             80,641

  Long-term debt, excluding current installments                           24,900             25,081
  Deferred income taxes                                                     2,455              1,370
  Obligations under capital leases, excluding current installments          1,114                764
                                                                        ---------          ---------
       Total liabilities                                                  134,151            107,856
                                                                        ---------          ---------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                            --                 --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 18,249 at April 30, 1999; authorized
        25,000, issued 18,184 and outstanding 18,175 at July 31, 1998         182                182
    Additional paid-in capital                                             69,709             67,440
    Unallocated shares of ESOP                                             (2,625)            (2,747)
    Retained earnings                                                      52,513             39,776
    Treasury stock, 9 shares at July 31, 1998, at cost                         --               (265)
                                                                        ---------          ---------
       Total stockholders' equity                                         119,779            104,386
                                                                        ---------          ---------
Total liabilities and stockholders' equity                              $ 253,930          $ 212,242
                                                                        =========          =========

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       QUARTER ENDED           NINE MONTHS ENDED
                                                         APRIL 30,                 APRIL 30,
                                                         ---------                 ---------
(In thousands, except per share data)                1999         1998         1999         1998
                                                     ----         ----         ----         ----
Net sales                                         $ 226,892    $ 187,581    $ 642,529    $ 538,940
Cost of sales                                       178,953      148,200      505,768      429,062
                                                  ---------    ---------    ---------    ---------
                 Gross profit                        47,939       39,381      136,761      109,878
                                                  ---------    ---------    ---------    ---------
Operating expenses                                   36,893       29,113      105,133       84,690
Merger and restructuring expenses                     1,538           --        2,243        4,064
Amortization of intangibles                             245          333          844          838
                                                  ---------    ---------    ---------    ---------
                Total operating expenses             38,676       29,446      108,220       89,592
                                                  ---------    ---------    ---------    ---------
                Operating income                      9,263        9,935       28,541       20,286
                                                  ---------    ---------    ---------    ---------
Other expense (income):
         Interest expense                             1,401        1,395        4,470        3,668
         Other, net                                  (1,488)        (197)      (1,847)        (546)
                                                  ---------    ---------    ---------    ---------
                 Total other expense (income)           (87)       1,198        2,623        3,122
                                                  ---------    ---------    ---------    ---------
                 Income before income taxes           9,350        8,737       25,918       17,164

Income taxes                                          4,231        3,658       11,104        8,513
                                                  ---------    ---------    ---------    ---------
                Net income                        $   5,119    $   5,079    $  14,814    $   8,651
                                                  =========    =========    =========    =========
Per share data (basic):

                Net income                        $    0.28    $    0.29    $    0.81    $    0.50
                                                  =========    =========    =========    =========
Weighted average basic shares of common stock        18,183       17,369       18,178       17,361
                                                  =========    =========    =========    =========

Per share data (diluted):

                Net income                        $    0.28    $    0.29    $    0.80    $    0.49
                                                  =========    =========    =========    =========
Weighted average diluted shares of common stock      18,512       17,750       18,529       17,672
                                                  =========    =========    =========    =========

For the nine months ended April 30, 1998, pro forma additional income tax expense was $320 and pro forma net income was $8,331, or $0.48 per share on both a basic and diluted basis. The pro forma additional income tax expense relates to Stow Mills' status as an S-Corporation prior to the merger (Note 4).

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS
                                                                        ENDED APRIL 30,
                                                                        ---------------
(In thousands)                                                        1999        1998
                                                                      ----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 14,814    $  8,651
  Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
    Depreciation and amortization                                      6,337       4,405
    Gain on sale of business                                          (1,397)         --
    (Gain) loss on disposals of property & equipment                    (303)        155
    Deferred income tax benefit                                          (80)         --
    Provision for doubtful accounts                                    1,178       1,388
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                         (10,146)     (5,012)
         Inventory                                                    (8,708)    (13,845)
         Prepaid expenses                                             (2,029)       (110)
         Refundable income taxes                                          50          --
         Other assets                                                   (386)       (378)
         Notes receivable, trade                                          49         (73)
         Accounts payable                                              1,333       1,380
         Accrued expenses                                              2,684       2,760
         Income taxes payable                                          2,463        (902)
                                                                    --------    --------
      Net cash provided by (used in) operating activities              5,859      (1,581)
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired      (8,888)    (20,029)
    Proceeds from sale of business                                     7,086          --
    Proceeds from disposals of property and equipment                  1,367         400
    Capital expenditures                                              (5,155)    (11,800)
                                                                    --------    --------
      Net cash used in investing activities                           (5,590)    (31,429)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                 13,892      26,022
    Repayments on long-term debt                                      (3,526)     (8,620)
    Proceeds from long-term debt                                          --      17,799
    Principal payments of capital lease obligations                     (473)       (835)
    Proceeds from exercise of stock options                              456          --
                                                                    --------    --------
      Net cash provided by financing activities                       10,349      34,366
                                                                    --------    --------
NET INCREASE IN CASH                                                  10,619       1,356
Cash at beginning of period                                            1,393         952
                                                                    --------    --------
Cash at end of period                                               $ 12,012    $  2,308
                                                                    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                    $  4,306    $  3,735
                                                                    ========    ========
        Income taxes                                                $ 12,147    $  7,669
                                                                    ========    ========

In the nine months ended April 30, 1999 and 1998, the Company incurred $1,064 and $315, respectively, of capital lease obligations.

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 1999 (UNAUDITED)

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

3. RESTRUCTURING COSTS

We accrued employee severance expenses of $0.7 million during the quarter ended January 31, 1999, in connection with the consolidation of operations in the Eastern Region. During the quarter ended April 30, 1999, we recorded incremental depreciation of $1.2 million and accrued employee retention expenses of $0.4 million. Less than $0.1 million of the retention and severance expenses had been paid as of April 30, 1999.

4. PRO FORMA NET INCOME

Stow Mills was subject to taxation as an S corporation until the merger on October 31, 1997. For pro forma disclosure purposes, income tax adjustments were assumed in order to reflect results as if Stow Mills had been subject to taxation as a C corporation for the period prior to the merger.

5. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                                     Quarter Ended               Nine Months Ended
                                                                       April 30,                     April 30,
(In thousands)                                                     1999         1998            1999          1998
                                                                   ----         ----            ----          ----
Basic weighted average shares outstanding                           18,183      17,369            18,178       17,361
     Net effect of dilutive stock options based upon the
     treasury stock method                                             329         381               351          311
                                                                 ---------    --------       -----------   ----------
Diluted weighted average shares outstanding                         18,512      17,750            18,529       17,672
                                                                 =========    ========       ===========   ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Overview

We are the leading independent national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal regions: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Rainbow Natural Foods, Inc. in the Central Region and Mountain People's Warehouse, Inc. in the Western Region. Through our subsidiary, the Natural Retail Group, we also own and operate a number of retail natural products stores located in the eastern United States. Our retail strategy is to selectively acquire existing natural products stores that meet our strict criteria in areas such as sales growth, profitability, growth potential and store management. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. We have incurred considerable expenses in connection with the consolidation of operations in the Eastern Region, and expect these expenses to continue for the remainder of fiscal 1999. These expenses consist of restructuring costs, including additional depreciation, severance and retention expenses, and the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. We have also made considerable expenditures in connection with the expansion of our facilities, including the relocation of our Denver, Colorado distribution center and the expansion of refrigerated and frozen space at our Auburn, California and Atlanta, Georgia facilities. Additionally, our Seattle, Washington facility was relocated to a larger facility in Auburn, Washington during the third quarter of fiscal 1999.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation, merger expenses and amortization expense. Other expenses include gain on the sale of retail stores, interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, Inc., a business specializing in the purchase, sale and distribution of produce and other perishable items, for $10.8 million to $12 million, predicated upon the future performance of the acquired business, including $9.1 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses. The acquisition of Albert's has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

Our merger with Stow Mills in October 1997 has been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural and Stow Mills had been combined for all periods reported.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                         Quarter Ended         Nine Months
                                                           April 30,         Ended April 30,
(In thousands, except per share data)                   1999       1998      1999       1998
                                                      -------------------   -------------------
Net sales                                              100.0%     100.0%     100.0%     100.0%
Cost of sales                                           78.9%      79.0%      78.7%      79.6%
                                                      --------   --------   --------   --------
            Gross profit                                21.1%      21.0%      21.3%      20.4%
                                                      --------   --------   --------   --------
Operating expenses                                      16.3%      15.5%      16.4%      15.7%
Merger and restructuring expenses                        0.7%       0.0%       0.3%       0.8%
Amortization of intangibles                              0.1%       0.2%       0.1%       0.2%
                                                      --------   --------   --------   --------
            Total operating expenses                    17.0%      15.7%      16.8%      16.6%
                                                      --------   --------   --------   --------
            Operating income                             4.1%       5.3%       4.4%       3.8%
                                                      --------   --------   --------   --------
Other expense (income):
         Interest expense                                0.6%       0.7%       0.7%       0.7%
         Other, net                                     -0.7%      -0.1%      -0.3%      -0.1%
                                                      --------   --------   --------   --------
            Total other expense (income)                 0.0%       0.6%       0.4%       0.6%
                                                      --------   --------   --------   --------

            Income before income taxes                   4.1%       4.7%       4.0%       3.2%
Income taxes                                             1.9%       2.0%       1.7%       1.6%
                                                      --------   --------   --------   --------
            Net income                                   2.3%       2.7%       2.3%       1.6%
                                                      ========   ========   ========   ========

Quarter Ended April 30, 1999 Compared To Quarter Ended April 30, 1998

Net Sales.

Our net sales increased approximately 21.0%, or $39.3 million, to $226.9 million for the quarter ended April 30, 1999 from $187.6 million for the quarter ended April 30, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and the newly acquired Albert's Organics business. Excluding Albert's Organics, our most recent acquisition, our net sales growth would have been 13.6% over the prior year comparable period.

Gross Profit.

Our gross profit increased approximately 21.7%, or $8.6 million, to $47.9 million for the quarter ended April 30, 1999 from $39.4 million for the quarter ended April 30, 1998. Our gross profit as a percentage of net sales increased to 21.1% for the quarter ended April 30, 1999 from 21.0% for the quarter ended April 31, 1998. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, and a greater mix of higher margin business, partially offset by increased sales to existing customers under our volume discount program.

Operating Expenses.

Our total operating expenses increased approximately 31.3%, or $9.2 million, to $38.7 million for the quarter ended April 30, 1999 from $29.4 million for the quarter ended April 30, 1998. As a percentage of net sales, operating expenses increased to 17.0% for the quarter ended April 30, 1999 from 15.7% for the quarter ended April 30, 1998. Excluding restructuring costs of $1.5 million, total operating expenses for the quarter ended April 30, 1999 would have been $37.1 million, or 16.4% of net sales, resulting in an increase for the quarter ended April 30, 1999 of $7.7 million, or 26.1%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring costs, is primarily due to increased information technology expenditures, the growth of the retail business, which generally has higher operating expenses as a percentage of net sales than the distribution business and additional business integration costs for redundant staffing and training in preparation for the migration of the business from the Chesterfield, New Hampshire facility to the Dayville, Connecticut facility.

Operating Income.

Operating income decreased $0.7 million, to $9.3 million for the quarter ended April 30, 1999 from $9.9 million for the quarter ended April 30, 1998. As a percentage of net sales, operating income decreased to 4.1% in the quarter ended April 30, 1999 from 5.3% in the comparable 1998 period. Excluding the restructuring costs noted above, operating income for the quarter ended April 30, 1999 would have been $10.8 million, or 4.8% of net sales, resulting in an increase for the quarter ended April 30, 1999 of $0.9 million, or 8.7%, over the comparable prior period.

Other (Income)/Expense.

The $1.3 million increase in other income in the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998 was primarily attributable to the gain on the sale of four retail stores in April, 1999. Interest expense was relatively unchanged, reflecting a higher level of debt in the third quarter of fiscal 1999 used to fund working capital investments and acquisitions offset by a decrease in our average interest rate on debt.

Income Taxes.

Our effective income tax rates were 45.3% and 41.9% for the quarters ended April 30, 1999 and 1998, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes. The effective rate for 1999 also increased due to the settlement of an audit with the Internal Revenue Service for $0.3 million.

Net Income.

As a result of the foregoing, net income was relatively unchanged at $5.1 million, or 2.3% of net sales, for the quarter ended April 30, 1999, compared to 2.7% of net sales in the quarter ended April 30, 1998. Excluding the $1.5 million in restructuring costs ($0.9 million, net of tax), the $1.4 million gain on the sale of four retail stores ($0.8 million, net of tax) and the $0.3 million IRS settlement in the third quarter of fiscal 1999, net income would have been $5.5 million, or 2.4% of net sales, resulting in an increase for the quarter ended April 30, 1999 of $0.4 million, or 8.3%, over the comparable prior period.

Nine Months Ended April 30, 1999 Compared To Nine Months Ended April 30, 1998

Net Sales.

Our net sales increased approximately 19.2%, or $103.6 million, to $642.5 million for the nine months ended April 30, 1999 from $538.9 million for the nine months ended April 30, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and the newly acquired Albert's Organics business. Excluding Albert's Organics, our most recent acquisition, our net sales growth would have been 13.7% over the prior year comparable period.

Gross Profit.

Gross profit increased approximately 24.5%, or $26.9 million, to $136.8 million for the nine months ended April 30, 1999 from $109.9 million for the nine months ended April 30, 1998. Gross profit as a percentage of net sales increased to 21.3% for the nine months ended April 30, 1999 from 20.4% for the nine months ended April 30, 1998. The increase in gross profit as a percentage of net sales resulted from greater purchasing efficiencies resulting from the integration of Stow Mills and inbound freight efficiencies, and a greater mix of higher margin business, partially offset by increased sales to existing customers under our volume discount program.

Operating Expenses.

Total operating expenses increased approximately 20.8%, or $18.6 million, to $108.2 million for the nine months ended April 30, 1999 from $89.6 million for the nine months ended April 30, 1998. As a percentage of net sales, operating expenses increased to 16.8% for the nine months ended April 30, 1999 from 16.6% for the nine months ended April 30, 1998. Excluding fiscal 1999 restructuring costs of $2.2 million and fiscal 1998 merger costs of $4.1 million, total operating expenses for the nine months ended April 30, 1999 and 1998 would have been $106.0 million, or 16.5% of net sales, and $85.5 million, or 15.9% of net sales, respectively, resulting in an increase for the nine months ended April 30, 1999 of $20.4 million, or 23.9%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring and merger costs, is primarily due to increased information technology expenditures, the growth of the retail business, which generally has higher operating expenses as a percentage of net sales than the distribution business and additional business integration costs for redundant staffing and training in preparation for the migration of the business from the Chesterfield, New Hampshire facility to the Dayville, Connecticut facility.

Operating Income.

Operating income increased $8.3 million to $28.5 million for the nine months ended April 30, 1999 from $20.3 million for the nine months ended April 30, 1998. As a percentage of net sales, operating income increased to 4.4% in the nine months ended April 30, 1999 from 3.8% in the comparable 1998 period. Excluding the restructuring and merger costs noted above, operating income for the nine months ended April 30, 1999 and 1998 would have been $30.8 million, or 4.8% of net sales, and $24.4 million, or 4.5% of net sales, respectively, resulting in an increase for the nine months ended April 30, 1999 of $6.4 million, or 26.4%, over the comparable prior period.

Other (Income)/Expense.

The $0.5 million decrease in other expense in the nine months ended April 30, 1999 compared to the nine months ended April 30, 1998 was primarily attributable to the gain on the sale of four retail stores in April 1999, partially offset by an increase in interest expense relating to the higher level of debt in the first nine months of fiscal 1999 used to fund working capital investments and acquisitions. This increase in interest expense was partially offset by a decrease in our average interest rate on debt.

Income Taxes.

Our effective income tax rates were 42.8% and 49.6% for the nine months ended April 30, 1999 and 1998, respectively. The effective rate for 1999 was higher than the federal statutory rate primarily due to state and local income taxes and the settlement of an IRS audit for $0.3 million. The effective rate for 1998 was higher than the federal statutory rate primarily due to state and local income taxes and and non-deductible merger expenses incurred in the first quarter of fiscal 1998, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense for the first fiscal quarter of 1998.

Net Income.

As a result of the foregoing, net income increased by $6.2 million to $14.8 million, or 2.3% of net sales, for the nine months ended April 30, 1999 from $8.7 million in the nine months ended April 30, 1998. Excluding the $2.2 million in restructuring costs ($1.3 million, net of tax), the $1.4 million gain on the sale of four retail stores ($0.8 million, net of tax) and the $0.3 million IRS settlement in the third quarter of fiscal 1999, and the $4.1 million in merger costs in fiscal 1998, net income would have been $15.6 million, or 2.4% of net sales, and $12.7 million, or 2.4% of net sales, respectively, resulting in an increase for the nine months ended April 30, 1999 of $2.9 million, or 22.8%, over the comparable prior period.

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

Net cash provided by (used in) operations was $5.9 million and $(1.6) million for the nine months ended April 30, 1999 and 1998, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in the first nine months of fiscal 1998 would have been $2.5 million. Cash provided by operations in the first nine months of fiscal 1999 related primarily to cash collected from customers net of cash paid to vendors, partially offset by investments in accounts receivable and inventory in the ordinary course of business. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. Cash provided by operations in the first nine months of fiscal 1998, excluding merger expenses, is also due primarily to cash collected from customers net of cash paid to vendors, partially offset by investments in accounts receivable and inventory in the ordinary course of business. Working capital at April 30, 1999 was $74.3 million.

Net cash used in investing activities was $5.6 million and $31.4 million for the nine months ended April 30, 1999 and 1998, respectively. Investing activities in both years were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems. Net cash used in investing activities in fiscal 1999 was partially offset by proceeds from the sale of four retail stores in April 1999.

Cash provided by financing activities was $10.4 million and $34.4 million for the nine months ended April 30, 1999 and 1998, respectively. We increased borrowings on our line of credit by $13.9 million and $26.0 million during the first nine months of fiscal 1999 and fiscal 1998, respectively, and repaid long-term obligations in the amount of $4.0 million and $9.5 million, respectively. During fiscal 1998 we also incurred $17.8 million of long-term debt.

We expect to spend approximately $45 million over the next five years in capital expenditures to fund the expansion of existing facilities, upgrade information systems and technology and update our material handling equipment.

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

Seasonality

Generally, we do not experience any material seasonality. However, sales and operating results may vary significantly from quarter to quarter due to factors such as changes in operating expenses, our ability to execute operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Recently Issued Financial Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. We are currently evaluating what impact, if any, this standard will have on our financial statement disclosures.

The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply as we do not currently sponsor any defined benefit plans.

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet determined what impact, if any, this standard will have on our financial statement presentation.

Year 2000 Issues

We have assessed most of our internal exposure to the year 2000 issue, and have established a comprehensive response to that exposure. We continue to assess our customer and vendor exposure. Generally, United Natural has "Year 2000" exposure in three areas:

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

Our Western Region

We believe that our western region's critical information technology infrastructure components and embedded chips are year 2000 compliant. We have made the minimal changes necessary for our information technology infrastructure to operate in a year 2000 environment. We do not utilize two digit date coding logic, and we have successfully tested hardware, operating system and applications software simulating post year 2000 systems clock dates. We have tested our microprocessors and other electronic devices and have completed the necessary changes rendering them year 2000 compliant. The Seattle facility's phone system was replaced for other business reasons during the third quarter of fiscal 1999 and is year 2000 compliant. We have tested all western region critical information technology infrastructure components and embedded chips and we believe they will work properly in the year 2000 and beyond.

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

Our Eastern Region

Our eastern region is currently reviewing the results of a third-party audit of its year 2000 systems code for both the Cornucopia (Dayville, Connecticut and Atlanta, Georgia) and Stow Mills systems. Our eastern region is in the process of moving to a single system for operational efficiency reasons. The Stow Mills system will become a hybrid of the best functionality components of each system. The Stow Mills system requires a number of code changes to achieve full year 2000 compliance. We expect the existing operating system to be upgraded to a year 2000 compliant version by the end of July 1999. In addition, all code is expected to be year 2000 compliant for the new Eastern Region business systems by the end of June 1999, except for one warehouse facility which is expected to be year 2000 compliant by October 1999. Also, to test year 2000 compliance, the surviving eastern region systems clock will be moved forward simulating the year 2000 prior to the end of August 1999. The existing Cornucopia systems are not year 2000 compliant. We expect to move off these existing systems and on to the new Eastern Region system during June 1999. All other information technology infrastructure components and embedded chips have been modified, or, if not year 2000 compliant, will be retired before July 1, 1999. Our Eastern Region's telephone systems are not yet year 2000 compliant and will be replaced or upgraded by July 1999.

Retail Stores

The current point of sale or cash registers are not all year 2000 compliant. We plan to have the year 2000 compliant point of sale systems or compliant cash registers in place on by July 1999.

Albert's Organics, Inc. and Hershey Import Co., Inc.

We will place our Hershey business onto the United Natural Foods system and expect to have this completed by the end of October 1999. We have simulated year 2000 system clock dates for the Albert's systems, and we expect to make the code changes required to make these systems year 2000 compliant by August 1999.

Our Suppliers and Customers

We have sent written requests for year 2000 information to substantially all suppliers. We are currently reviewing the responses received and have sent second requests to the top suppliers making up at least 80% of our purchases. We have also compiled a database of all customers regarding their year 2000 status and plans for remediation and have sent both initial and follow-up information requests.

Expenditures

We are in the process of updating our systems for business functionality reasons and have adopted a going forward systems strategy of staying current with state of the art systems technology. We are also in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would be performed regardless of the year 2000 issue both from a timing and cost perspective. We have significantly increased our information technology expenditures to execute our systems strategy that includes any immaterial incremental amounts to achieve year 2000 compliance. We therefore believe that we will have spent an incremental amount of less than $0.4 million on year 2000 remediation over what we would have spent to execute our going forward systems strategy. We expect to spend on information technology systems and support approximately $7.2 million in fiscal 1999 and we have already spent approximately $4 million and $3 million in fiscal 1998 and 1997, respectively.

Potential Risks

The dates on which we believe we will be year 2000 compliant are based on our plans for work to be performed and best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. If we are unsuccessful in completing remediation of non-compliant systems, correcting embedded chips or if customers or suppliers cannot rectify their year 2000 issues, it could have a material adverse effect on our business, financial condition and results of operations. We have not yet established a contingency plan in the event of non-compliance by any parties. We are beginning to prepare contingency plans for any critical business applications and expect to have such plans completed prior to the end of August 1999.

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

      o     the optimization of delivery routes;

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

We recently announced plans to close our Chesterfield, New Hampshire distribution center and to consolidate its operations with our Dayville, Connecticut and New Oxford, Pennsylvania facilities. We expect to begin transferring sales operations from the Chesterfield facility to our Dayville and New Oxford facilities by June of 1999. There are numerous risks involved with this consolidation of operations including, among other things:

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc., our largest customer, accounted for approximately 16% of our net sales during the fiscal year ended July 31, 1998. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

As of January 31, 1999, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 58% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to elect our directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of April 30, 1999, approximately 160 employees, representing approximately 6% of our approximately 2,600 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

b)    Reports on Form 8-K.

None.

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

Dated: June 14, 1999