Form 10-K
period 1999-07-31
UNITED NATURAL FOODS INC
filed 1999-10-29
CIK 1020859

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 1999
                                       or
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant was $142,653,734, based upon the closing price of the registrant's common stock on the Nasdaq National Market on October 5, 1999. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 5, 1999 was 18,259,678.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in December 1999 are incorporated herein by reference into Part III of this report.

===============================================================================

UNITED NATURAL FOODS, INC.
FORM 10-K
TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

Item 1.     Business                                                           3

Item 2.     Properties                                                         9

Item 3.     Legal Proceedings                                                 10

Item 4.     Submission of Matters to a Vote of Security Holders               10

PART II.

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               11

Item 6.     Selected Financial Data                                           12

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk         25

Item 8.     Financial Statements and Supplementary Data                       26

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          42

                              Part III

Item 10.    Directors and Executive Officers of the Registrant                42

Item 11.    Executive Compensation                                            42

Item 12.    Security Ownership of Certain Beneficial Owners and Management    42

Item 13.    Certain Relationships and Related Transactions                    42

                               Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                       42


            Signatures                                                        44

PART I.

ITEM 1. BUSINESS

     United Natural Foods, Inc. ("UNFI")is the leading independent national distributor of natural foods and related products in the United States. We are the primary supplier to a majority of our customers, offering more than 26,000 high-quality natural products consisting of groceries and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. We serve more than 6,500 customers in 47 states, including independent natural products retailers, super natural chains and conventional supermarkets, and are the primary distributor to the two largest super natural chains, Whole Foods Markets, Inc. ("Whole Foods") and Wild Oats Markets, Inc. ("Wild Oats"). We also own and operate 11 retail natural products stores which complement our distribution business. Our strategy is to continue to capitalize on our leading market position and strong industry trends to enhance our position as the leading independent national distributor to the natural products industry. For the twelve months ended July 31, 1999, we generated net sales and operating income of $857.0 million and $26.8 million, respectively, representing compound annual growth rates of 20.0% and 26.1%, respectively, from the twelve months ended October 31, 1994.

     We have achieved our market leadership position through a strategy consisting of both strong internal growth and acquisitions. Since 1985, we have successfully completed 14 acquisitions of distributors and suppliers, including Stow Mills Inc. ("Stow Mills"), Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), and 11 acquisitions of retail stores, significantly expanding our distribution network, product offering and customer base. On October 31, 1997, we merged with Stow Mills, a regional natural products distributor serving the Northeast and Midwest regions of the United States. On February 11, 1998, we acquired the assets of Hershey, a business specializing in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items. On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's, a wholesale distributor of organic produce. In managing our growth strategy, we have captured the benefits of our national scale, while utilizing a regional approach to managing our business, taking advantage of the strong customer loyalty developed by our regional divisions which have formed the foundation of the Company. As a result of our national expansion, we have organized our distribution operations into four principal units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.) Rainbow Natural Foods, Inc. ("Rainbow") in the Central Region, Mountain People's Warehouse ("Mountain People's")in the Western Region and Alberts Organics in various markets in the United States.

NATURAL PRODUCTS INDUSTRY

     According to the March 1999 Nutrition Business Journal, a leading industry publication, aggregate growth in wholesale sales of natural food manufacturers was 13% in 1998. We believe that this growth reflects a broadening of the natural products consumer base which is being driven by several factors, including an increasing awareness of the link between diet and health, healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness.

     According to the June 1999 Natural Foods Merchandiser, the natural products retailing sector is highly fragmented, with over 9,000 independent natural products retailers in operation in 1998 and continuing to grow annually. Although the natural products industry sector remains fragmented, natural products supermarkets continue to increase their market share of total natural products sales as they expand into additional geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products as the sector gains appeal. Moreover, as consumer demand for natural products has grown, an increasing number of national, regional and local natural products have become available as more suppliers and producers have entered the market.

COMPETITIVE ADVANTAGES

     We believe we benefit from a number of significant competitive advantages including:

o MARKET LEADER WITH A NATIONWIDE PRESENCE. As a result of our nationwide presence, we believe we are one of the few distributors capable of serving both local and regional customers as well as the rapidly growing super natural chains. We believe we have significant advantages over smaller, regional natural products distributors as a result of our ability to: (i) derive significant economies of scale in operating and distribution expenses; (ii) benefit from increased purchasing power and breadth of product offering; (iii) make significant investments in advanced technology and equipment to enhance productivity and customer service; and (iv) provide superior customer service on a national scale.

o LOW-COST OPERATOR. We believe that we are well positioned to provide value added distribution services to our customers at attractive prices while also providing superior customer service. In addition to our volume purchasing power advantage, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs, primarily as a result of utilizing larger distribution centers within each of our geographic regions and integrating our facilities through our nationwide interregional logistics network. In addition, we have made significant investment in transportation equipment and information technology to enable us to serve our customers.

o EXPANDING BASE OF PREMIER CUSTOMER RELATIONSHIPS. We serve more than 6,500 customers in 47 states. We have developed long-standing customer relationships that we believe are among the strongest in the industry. We have also been the primary supplier to each of the industry's two largest super natural chains, Whole Foods and Wild Oats, for more than ten years.

o EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY STAKE. Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 14 acquisitions of distributors and suppliers, including Stow Mills, Hershey and Albert's, and 11 acquisitions of retail stores. In addition, our executive officers and directors, and their affiliates, and the Employee Stock Ownership Trust ("ESOT") beneficially own in the aggregate approximately 47% of the Company's Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

GROWTH STRATEGY

     Our growth strategy is to maintain and enhance our position as the leading independent national distributor to the natural products industry. Key elements of our strategy include:

o INCREASE MARKET SHARE OF THE RAPIDLY GROWING NATURAL PRODUCTS INDUSTRY. Our strategy is to continue to increase our leading market share of the rapidly growing natural products industry by significantly expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories.

o EXPAND CUSTOMER BASE. We have expanded substantially the number of customers served to more than 6,500 as of July 31, 1999. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by developing other channels of distribution such as traditional supermarkets, mass market outlets, Internet retailers, institutional foodservice providers, hotels and gourmet stores.

o INCREASE MARKET SHARE OF EXISTING CUSTOMERS' BUSINESS. We seek to become the primary supplier for a majority of our customers by offering the broadest product offering in the industry at the most competitive prices. Since 1993, we have expanded our product offering from approximately 14,000 to more than 26,000 SKUs as of July 31, 1999. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings. As a result we believe we have become the primary distributor to the majority of our natural products customer base.

o CONTINUE TO EXPAND AND PENETRATE INTO NEW CHANNELS OF DISTRIBUTION. Since 1993 we have increased the aggregate size of our distribution centers from approximately 660,000 square feet to approximately 1,400,000 square feet and the number of states served from 25 to 47. We will continue to selectively evaluate opportunities to acquire (i) distributors to fill in existing markets and expand into new markets and (ii) suppliers to expand margins through vertical integration and brand differentiation. We currently have no agreements or understandings with regard to any material acquisitions.

o CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within the industry and within each of the regions that have formed the foundation of UNFI. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has resulted in improvements in operating margins, which increased from 2.5% in fiscal 1994 to 3.6% (excluding restructuring costs) in fiscal 1999, although our operating margin (excluding restructuring costs) in the fourth quarter of fiscal 1999 was 0.0% due to computer and related issues arising from the consolidation of operations in the Eastern Region. We believe that there are additional opportunities for margin improvement from our best practices programs.

o CONTINUE TO PROVIDE THE LEADING DISTRIBUTION SOLUTION. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offering. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and seasonal flier programs, in-store signage and assistance in product display, all in order to assist our customers in increasing their sales.

PRODUCTS

     Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We distribute more than 26,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, fresh produce and perishables, and frozen foods. Our private label products address certain preferences of customers that are not otherwise being met by other suppliers.

     We evaluate more than 10,000 potential new products each year based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional natural, organic, specialty, ethnic and gourmet products shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk.

SUPPLIERS

     We purchase our products from approximately 1,800 suppliers. The majority of our vendors are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe that the reason natural products suppliers seek distribution of their products through UNFI is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and support their marketing programs. Substantially all product categories that we distribute are available from a number of suppliers and therefore we are not dependent on any single source of supply for any product category. Our largest supplier accounted for approximately 4.7% of total purchases in fiscal 1999.

     We are well positioned to respond to regional and local customer preferences for natural products by decentralizing the majority of our purchasing decisions for all products except bulk commodities. We believe that regional buyers are best suited to identify and to respond to local demands and preferences. Although each of our regions is responsible for placing their own orders and can select the products that they believe will most appeal to their customers, each region is required to participate in Company-wide purchasing programs that enable us to take advantage of our consolidated purchasing power. For example, we have positioned ourselves as the largest purchaser of organically grown bulk products in the natural products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods.

     Our purchasing staff cooperates closely with vendors to provide new and existing products. The suppliers assist in training our account and customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

     We maintain a comprehensive quality control assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential vendors of organic products are required to provide such third-party certification to us before they are approved as a supplier. Additionally, we have secured the services of counsel specializing in Food and Drug Administration ("FDA") matters to audit all labels, packaging, ingredient lists and product claims relating to products that we offer to ensure that all products meet current FDA requirements. We believe that we are the only natural products distributor which has performed such an audit to date.

CUSTOMERS

     We market our products to more than 6,500 customers located in 47 states. We maintain long-standing customer relationships with independent natural products retailers, including super natural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, Internet retailers and other mass market outlets, and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers are leading super natural chains doing business as Whole Foods (including Bread and Circus, Fresh Fields, and Nature's Heartland), Wild Oats, Nature's Fresh!, Northwest, Wild Harvest and conventional supermarket chains such as Wegman's, Stop and Shop, Shaws/Star Market, Quality Food Centers
(QFC), Hannaford, Pathmark and Kroger.

     We believe that we are the primary supplier to the majority of our customers. Whole Foods accounted for approximately 17% and 16% of the Company's net sales in fiscal 1999 and 1998, respectively. Wild Oats accounted for approximately 11% and 9% of our net sales in fiscal 1999 and 1998, respectively. No other customer accounted for more than 10% of our net sales in fiscal 1999.

SALES

     We have historically maintained an order fill rate that exceeds on average 95% (excluding products unavailable from the supplier), which we believe is one of the highest order fill rates in the natural products distribution industry. The fill rate has averaged approximately 75% to 80% in the Eastern Region during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 due to difficulties encountered relating to consolidation of operations in that region. We believe that our high fill rates are attributable to our experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

MARKETING

     We have developed a variety of supplier-sponsored marketing services that cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

     We offer multiple monthly flier programs featuring the logo and address of the participating retailer imprinted on a flier advertising approximately 200 sale items which is distributed by the retailer to its customers. The color fliers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flier generally includes detailed information on selected vendors, recipes, product features and a comparison of the characteristics of a natural product with a similar mass market product. The monthly flier programs are structured to pass through to the retailer the benefit of company negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions.

     In addition to our monthly flier programs, we offer thematic custom and seasonal consumer fliers that are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. The Company also (i) offers in-store signage and promotional materials, including shopping bags and end-cap displays, (ii) provides assistance with planning and setting up product displays and (iii) advises on pricing decisions to enable its customers to respond to local competition.

DISTRIBUTION

     We maintain twelve distribution centers. These facilities consist of an aggregate of approximately 1.4 million square feet of space, the largest capacity of any distributor in the natural products industry. We have recently leased a new facility in Auburn, Washington which, at 200,000 square feet is twice the size of our former distribution center in Seattle. Our Chesterfield facility is currently offered for sale. We expect to complete the transfer the current Chesterfield volume to other facilities during fiscal 2000. See Item 2 - Properties for information on our distribution centers.

     We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors because our national presence allows us to buy full and partial truckloads of products. Whenever necessary we can backhaul between our distribution centers and satellite staging facilities using our own trucks. Many of our competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. Additionally, we can redistribute overstocks and inventory imbalances at one distribution center to another distribution center to ensure products are sold prior to their expiration date.

     Products are delivered to our distribution centers primarily by our leased fleet of trucks, contract carriers and the suppliers themselves. We lease most of our trucks from Ryder Truck Leasing, which in some cases maintains facilities on our premises for the maintenance and service of these vehicles. Other trucks are leased from regional firms that offer competitive services.

     We ship orders for supplements or for items that are destined for areas outside regular delivery routes through the United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

TECHNOLOGY

     We have made a significant investment in information and warehouse management systems. We continually evaluate and upgrade our management information systems based on the best practices in the distribution industry and at our regional operations in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include radio frequency-based inventory control, paperless receiving, engineered labor standards, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse workers attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. Warehouse workers use hand-held radio frequency devices to process customer orders by scanning the UPC bar code as the product is removed from its assigned slot. Similarly, customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

RETAIL OPERATIONS

     The Company's Natural Retail Group ("NRG") currently owns and operates 11 retail natural products stores located in Florida, Maryland, Massachusetts and New York. Our retail strategy is to selectively acquire existing stores that meet our strict criteria in categories such as sales and profitability, growth potential, merchandising and management. Generally, we will not purchase stores that directly compete with primary retail customers of our distribution business. We believe our retail stores have a number of advantages over their competitors, including the financial strength and marketing expertise provided by the Company, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. Our strategy for future retail growth is to identify and acquire additional retail stores as opportunities arise and to focus on increased sales of higher margin nutritional supplements while maintaining emphasis on the sale of organic produce and delicatessen and bakery products and consumer education.

     Acting as a distributor to our retail stores is an advantageous position for us and includes the ability to: (i)control the purchases made by these stores; (ii) expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and (iii) keep current with the retail marketplace which enables us to better serve our distribution customers. Additionally, as the primary natural products distributor to our retail locations, we expect to realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We are able to test new marketing and promotional programs within our stores prior to offering them to a broader customer base.

COMPETITION

     The natural products distribution industry is highly competitive. The industry has been characterized in recent years by significant consolidationand the emergence of large competitors. Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Bolswessanen N.V.) and our major regional competitors are Nature's Best, Inc. in the western United States, Northeast Cooperative in the eastern United States and Blooming Prairie Cooperative Warehouse in the Midwestern states. We also compete with numerous smaller regional and local distributors of ethnic, Kosher, gourmet and other specialty foods. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities. There can be no assurance that distributors of conventional groceries will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. Many of these distributors may have been in business longer, may have substantially greater financial and other resources than we have and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those that we provide or adapt more quickly than we are able to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations.

     We believe that distributors in the natural products industry compete principally on product quality and depth of inventory selection, price and quality of customer service. Although we believe we currently compete effectively with respect to each of these factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors.

     Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, knowledge of personnel and convenience of location.

EMPLOYEES

     As of April 30, 1999 we had approximately 2,600 full- and part- time employees. An aggregate of approximately 160 of the employees at our Seattle, Washington and Rahway, New Jersey facilities are covered by a collective bargaining agreement. We have never experienced a work stoppage by its unionized employees. We believe that its relationship with our employees is good.

ITEM 2. PROPERTIES

     We maintain twelve distribution centers. These facilities consist of an aggregate of approximately 1.4 million square feet of space, the largest capacity of any distributor in the natural products industry. We have recently leased a new facility in Auburn, Washington which, at 200,000 square feet is twice the size of our former distribution center in Seattle. Our Chesterfield facility is currently offered for sale. We expect to complete the transfer the current Chesterfield volume to other facilities during fiscal 2000.

                                                      SIZE            LEASE
       LOCATION                                  (IN SQUARE FEET)  EXPIRATION
Atlanta, Georgia...............................      175,000         March 2001
Auburn, California.............................      150,000              Owned
Auburn, Washington.............................      200,000         March 2009
Bridgeport, New Jersey.........................       35,700              Owned
Chesterfield, New Hampshire....................      126,500              Owned
Chicago, Illinois..............................       80,000      February 2000
Dayville, Connecticut..........................      245,000              Owned
Denver, Colorado...............................      180,800          July 2013
Kealeakua, Hawaii..............................       16,300       October 2002
Los Angeles, California........................       30,900      February 2000
New Oxford, Pennsylvania.......................      127,000           May 2003
Winterhaven, Florida...........................       10,600       October 2000

     We also rent facilities to operate 11 retail stores along the east coast and a 38,000 square foot processing and manufacturing facility in Rahway, New Jersey.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in routine litigation which arises in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1999.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages as of October 29, 1999 are as follows:

       NAME                    AGE                    POSITION
Norman A. Cloutier(1)(2)......  46  Chairman of the Board and Chief Executive
                                    Officer
Michael S. Funk(2)............  45  Vice Chairman of the Board, President of the
                                    Company and President of the Company's
                                    Western Region
Richard S. Youngman...........  48  Director and Vice President of Business
                                    Development of the Company
Daniel V. Atwood..............  41  Secretary of the Board, Vice President of
                                    the Company and President of NRG
Kevin T. Michel...............  42  Interim Chief Financial Officer and
                                    Treasurer, Secretary and Director of the
                                    Company
Gordon Barker(1)(3)...........  53  Director
Joseph M. Cianciolo(1)(3).....  60  Director
Thomas B. Simone(1)(3)........  57  Director
Richard J. Williams...........  38  Director
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

     Michael S. Funk has been Vice Chairman of the Board of the Company since February 1996 and President of the Company since October 1996. Mr. Funk served as Executive Vice President of the Company from February 1996 until October 1996. Since its inception in July 1976, Mr. Funk has been President of Mountain People's Warehouse (currently the Company's Western Region). Mr. Funk has served on the Board of Directors since February 1996.

     Richard S. Youngman has been the Vice President of Business Development since March 1999. Mr. Youngman had previously served as President of the Company's Eastern Region from October 1997 until March 1999. Mr. Youngman was the President and a director of Stow Mills and its predecessor company from 1979 until October 1997. Mr. Youngman has served on the Board of Directors since December 1997.

     Daniel V. Atwood has been President of NRG and Vice President of the Company since August 1995. Mr. Atwood was Vice President--Marketing of the Company from January 1984 to August 1995. From 1979 to 1982, Mr. Atwood was a Store Manager at Bread & Circus Supermarkets, a super natural chain. Mr. Atwood served on the Board of Directors from August 1988 to December 1997.

     Kevin T. Michel has been the Executive Vice President of the Company's Western Region since March 1999 and interim Chief Financial Officer and Treasurer since August 1999. Mr. Michel served as President of the Company's Central Region from January 1998 until March 1999. Mr. Michel served as Chief Financial Officer of Mountain People's Warehouse from January 1995 until December 1997. Mr. Michel has served on the Board of Directors since February 1996.

     Gordon Barker was appointed as a Director on the Board of Directors in September 1999. Mr. Barker was employed for 30 years at PayLess Drug Stores (subsequently renamed ThriftyPayLess Drug Stores). While at the company Mr. Barker rose from Pharmacist, through several levels of management, ultimately leading the company as its CEO/President. Currently Mr. Barker is serving on the following Boards of Directors: Gart/Sportsmart Sporting Goods, Infinity Towers, NuMedics Inc., and Allure Inc.

     Joseph M. Ciancolo was appointed as a Director on the Board of Directors in September 1999. Mr. Cianciolo will also serve as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Cianciolo was the Managing Partner of KPMG LLP, Providence, Rhode Island Office from June 1990 until June 1999. Prior to his appointment as managing partner, Mr. Cianciolo served as the engagement partner from 1970 - 1999 for various manufacturing and distribution companies, health, beauty and restaurant chains, and a manufacturer of electronic devices.

     Thomas B. Simone has served on the Board of Directors since October 1996. Mr. Simone serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Simone has served as President and Chief Executive Officer of Simone & Associates, a healthcare and natural products investment and consulting company since April 1994. From February 1991 until April 1994, Mr. Simone was President of McKesson Drug Company. Mr. Simone also serves on the Board of Directors of ECO-DENT International, Inc.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNFI." The United Natural Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of United Natural Common Stock on the Nasdaq National Market:

        Fiscal 1998                        High                    Low
        -----------                        ----                    ---
        First Quarter                    $26.750                 $19.250
        Second Quarter                    27.125                  19.750
        Third Quarter                     30.688                  23.750
        Fourth Quarter                    33.375                  22.500

        Fiscal 1999                        High                    Low
        -----------                        ----                    ---
        First Quarter                    $29.500                 $19.000
        Second Quarter                    29.250                  22.500
        Third Quarter                     29.750                  17.750
        Fourth Quarter                    29.250                  17.250

      On July 31, 1999 United Natural had 49 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

     We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on earnings, capital requirements and financial condition, requirements of the financing agreements to which the Company is then a party and other factors considered relevant by the Board of Directors. Our existing revolving line of credit agreement prohibits the declaration or payment of cash dividends to our stockholders without the written consent of the bank during the term of the credit agreement and until all of our obligations under the credit agreement have been met.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal years ended July 31, 1997, 1998 and 1999, and under the caption Consolidated Balance Sheet Data at July 31, 1996, 1997, 1998 and 1999, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the years ended October 31, 1995 and July 31, 1996 and under the caption Consolidated Balance Sheet Data at October 31, 1995 are derived from the unaudited consolidated financial statements of the Company that have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Income Data

                                                  Year Ended
                                                  October 31,            Year Ended July 31,
(In thousands, except per share data)                1995       1996       1997       1998       1999
                                                     ----       ----       ----       ----       ----
Statement of Operations Data:
Net sales                                          $458,849   $580,049   $634,825   $728,910   $856,998
Cost of sales                                       363,757    462,506    507,547    578,575    680,301

Gross profit                                         95,092    117,543    127,278    150,335    176,697
Operating expenses                                   81,355     99,261    103,885    116,042    144,937
Merger and restructuring expenses                        --         --         --      4,064      3,869
Amortization of intangibles                           2,426      2,616      1,060      1,185      1,075

Total operating expenses                             83,781    101,877    104,945    121,291    149,881

Operating income                                     11,311     15,666     22,333     29,044     26,816
Other expense (income):
Interest expense                                      5,969      7,730      5,976      5,157      5,700
Other, net                                             (428)      (411)      (679)      (778)    (2,477)
Total other expense                                   5,541      7,319      5,297      4,379      3,223
Income before income taxes and extraordinary item     5,770      8,347     17,036     24,665     23,593
Income taxes                                          2,953      3,652      6,636     11,580     10,126
Extraordinary item                                       --         --        933         --         --
Net income                                         $  2,817   $  4,695   $  9,467   $ 13,085   $ 13,467

Per share data (Basic):

Income before extraordinary item                   $   0.21   $   0.34   $   0.64   $   0.75   $   0.74

Extraordinary item, net of income tax benefit            --         --       0.06         --         --

                Net income                         $   0.21   $   0.34   $   0.58   $   0.75   $   0.74

Weighted average basic shares of common stock        13,691     13,688     16,367     17,467     18,196

Per share data (Diluted):

Income before extraordinary item                   $   0.19   $   0.32   $   0.63   $   0.74   $   0.73

Extraordinary item, net of income tax benefit            --         --       0.06         --         --

Net income per share (diluted)                     $   0.19   $   0.32   $   0.57   $   0.74   $   0.73

Weighted average diluted shares of common stock      14,858     14,855     16,553     17,798     18,537

                                                     As of
                                                  October 31,               As of July 31,
Consolidated Balance Sheet Data: (In thousands)      1995       1996       1997       1998       1999
                                                     ----       ----       ----       ----       ----
Working capital                                    $ 26,983   $ 13,453   $ 53,101   $ 65,568   $ 73,825
Total assets                                       $134,508   $152,343   $164,561   $212,242   $237,901
Total debt and capital leases                      $ 48,890   $ 34,108   $ 21,647   $ 25,845   $ 25,791
Total stockholders' equity                         $ 17,117   $ 23,440   $ 73,916   $104,386   $118,581

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading independent national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the opening of distribution centers in new geographic areas, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into four principal units:
United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Rainbow Natural Foods, Inc. in the Central Region, Mountain People's Warehouse, Inc. in the Western Region and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate a number of retail natural products stores located in the eastern United States. Our retail strategy is to selectively acquire existing natural products stores that meet our strict criteria in areas such as sales growth, profitability, growth potential and store management. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. We have incurred considerable expenses in connection with the consolidation of operations in the Eastern Region, and expect these expenses to continue into fiscal 2000. These expenses consist of restructuring costs, including additional depreciation, severance and retention expenses, and the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. We have also made considerable expenditures in connection with the expansion of our facilities, including the relocation of our Denver, Colorado distribution center and the expansion of refrigerated and frozen space at our Auburn, California and Atlanta, Georgia facilities. Additionally, our Seattle, Washington facility was relocated to a larger facility in Auburn, Washington during the third quarter of fiscal 1999.

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

Our operating results for the fourth quarter of fiscal 1999 were negatively impacted by computer and related issues arising from the continuing consolidation of Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. We had a net loss of $(0.08) per share for the fourth quarter of fiscal 1999. Excluding restructuring costs of approximately $1.6 million for the quarter, net loss per share was $(0.03). The computer and related issues arising from the continuing consolidation of Eastern Region operations have continued into fiscal 2000 and we expect our operating results to continue to be negatively impacted.

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, Inc., a business specializing in the purchase, sale and distribution of produce and other perishable items, for $10.8 million to $12 million, predicated upon the future performance of the acquired business, including $9.1 million of goodwill which we are amortizing over 40 years. The final price will be determined by March 2000. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses. The acquisition of Albert's has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

Our merger with Stow Mills in October 1997 has been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural and Stow Mills had been combined for all periods reported.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                          Year Ended July 31,
                                                       ------------------------
                                                        1999     1998     1997
                                                       ------   ------   ------

Net sales                                               100.0%   100.0%   100.0%
Cost of sales                                            79.4%    79.4%    80.0%
                                                       ------   ------   ------
                 Gross profit                            20.6%    20.6%    20.0%
                                                       ------   ------   ------

Operating expenses                                       16.9%    15.9%    16.4%
Merger and restructuring expenses                         0.5%     0.6%      --
Amortization of intangibles                               0.1%     0.2%     0.2%
                                                       ------   ------   ------
                Total operating expenses                 17.5%    16.6%    16.5%
                                                       ------   ------   ------

                Operating income                          3.1%     4.0%     3.5%
                                                       ------   ------   ------

Other expense (income):
         Interest expense                                 0.7%     0.7%     0.9%
         Other, net                                      -0.3%    -0.1%    -0.1%
                                                       ------   ------   ------
                 Total other expense (income)             0.4%     0.6%     0.8%
                                                       ------   ------   ------

                 Income before income taxes and
                   extraordinary item                     2.8%     3.4%     2.7%

Income taxes                                              1.2%     1.6%     1.0%
                                                       ------   ------   ------

                 Income before extraordinary item         1.6%     1.8%     1.7%

             Extraordinary item - Loss on early
                extinguishment of debt, net of tax         --       --      0.1%
                                                       ------   ------   ------

                Net income                                1.6%     1.8%     1.5%
                                                       ======   ======   ======

TWELVE MONTHS ENDED JULY 31, 1999 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1998

Net Sales.

Our net sales increased approximately 17.6%, or $128.1 million, to $857.0 million for the year ended July 31, 1999 from $728.9 million for the year ended July 31, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and the newly acquired Albert's Organics business. Excluding Albert's Organics, our most recent acquisition, our net sales growth would have been 11.4% over the prior year comparable period.

Gross Profit.

Gross profit increased approximately 17.5%, or $26.4 million, to $176.7 million for the year ended July 31, 1999 from $150.3 million for the year ended July 31, 1998. Gross profit as a percentage of net sales was consistent at 20.6% for both years.

Operating Expenses.

Total operating expenses increased approximately 23.6%, or $28.6 million, to $149.9 million for year ended July 31, 1999 from $121.3 million for the year ended July 31, 1998. As a percentage of net sales, operating expenses increased to 17.5% for year ended July 31, 1999 from 16.6% for the year ended July 31, 1998. Excluding fiscal 1999 restructuring costs of $3.9 million and fiscal 1998 merger costs of $4.1 million, total operating expenses for the years ended July 31, 1999 and 1998 would have been $146.0 million, or 17.0% of net sales, and $117.2 million, or 16.1% of net sales, respectively, resulting in an increase for the year ended July 31, 1999 of $28.8 million, or 24.6%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring and merger costs, is primarily due to increased information technology expenditures and additional business integration costs for redundant staffing and training related to the migration of the business from the Chesterfield, New Hampshire facility to the Dayville, Connecticut facility.

Operating Income.

Operating income decreased $2.2 million to $26.8 million for the year ended July 31, 1999 from $29.0 million for the year ended July 31, 1999. As a percentage of net sales, operating income decreased to 3.1% in the year ended July 31, 1998 from 4.0% in the comparable 1998 period. Excluding the restructuring and merger costs noted above, operating income for the year ended July 31, 1999 and 1998 would have been $30.7 million, or 3.6% of net sales, and $33.1 million, or 4.5% of net sales, respectively, resulting in a decrease for year ended July 31, 1999 of $2.4 million, or 7.3%, versus the comparable prior period.

Other (Income)/Expense.

The $1.2 million decrease in other expense in the year ended July 31, 1999 compared to the year ended July 31, 1998 was primarily attributable to the $1.4 million gain on the sale of four retail stores in April 1999, partially offset by an increase in interest expense relating to the higher level of debt in fiscal 1999 used to fund working capital investments and the Albert's acquisition. This increase in interest expense was partially offset by a decrease in our average interest rate on debt.

Income Taxes.

Our effective income tax rates were 42.9% and 46.9% for the year ended July 31, 1999 and 1998, respectively. The effective rate for 1999 was higher than the federal statutory rate primarily due to state and local income taxes and the settlement of an IRS audit for $0.3 million. The effective rate for 1998 was higher than the federal statutory rate primarily due to state and local income taxes and non-deductible merger expenses incurred in the first quarter of fiscal 1998, partially offset by Stow Mills being an S Corporation prior to the merger and, as such, having no federal tax expense for the first fiscal quarter of 1998.

Net Income.

As a result of the foregoing, net income increased by $0.4 million to $13.5 million, or 1.6% of net sales, for the year ended July 31, 1999 from $13.1 million in the year ended July 31, 1998. Excluding the $3.9 million in restructuring costs ($2.3 million, net of tax), the $1.4 million gain on the sale of four retail stores ($0.8 million, net of tax) and the $0.3 million IRS settlement in the third quarter of fiscal 1999, and the $4.1 million in merger costs in fiscal 1998, net income would have been $15.2 million, or 1.8% of net sales, and $17.1 million, or 2.4% of net sales, respectively, resulting in an decrease for the year ended July 31, 1999 of $1.9 million, or 11.3%, over the comparable prior period.

TWELVE MONTHS ENDED JULY 31, 1998 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1997

Net Sales.

Our net sales increased approximately 14.8%, or $94.1 million, to $728.9 million for the twelve months ended July 31, 1998 from $634.8 million for the twelve months ended July 31, 1997. The overall increase in net sales was primarily attributable to increased sales to existing customers, sales to new accounts in existing geographic areas and the introduction of new products not previously offered.

Gross Profit.

Our gross profit increased approximately 18.1%, or $23.1 million, to $150.3 million for the twelve months ended July 31, 1998 from $127.3 million for the twelve months ended July 31, 1997. Our gross profit as a percentage of net sales increased to 20.6% for the twelve months ended July 31, 1998 from 20.0% for the twelve months ended July 31, 1997. The increase in gross profit as a percentage of net sales resulted partially from greater purchasing efficiencies resulting from the integration of Stow Mills, partially offset by increased sales to existing customers under our volume discount program.

Operating Expenses.

Our total operating expenses increased approximately 15.6%, or $16.3 million, to $121.3 million for the twelve months ended July 31, 1998 from $104.9 million for the twelve months ended July 31, 1997. As a percentage of net sales, operating expenses increased to 16.6% for the twelve months ended July 31, 1998 from 16.5% for the twelve months ended July 31, 1997. Excluding merger costs of $4.1 million and relocation and start-up costs of $0.7 million for the new expanded Denver distribution and Central Region headquarters facility, our total operating expenses for the twelve months ended July 31, 1998 would have been $116.6 million, or 16.0% of net sales, representing an increase of $11.6 million, or 11.1%, over the comparable prior period. The decrease in total operating expenses as a percentage of net sales was primarily attributable to our ability to leverage our overhead and realize synergies from recent acquisitions.

Operating Income.

Operating income increased $6.7 million, or approximately 30.1%, to $29.0 million for the twelve months ended July 31, 1998 from $22.3 million for the twelve months ended July 31, 1997. As a percentage of net sales, operating income increased to 4.0% in the twelve months ended July 31, 1998 from 3.5% in the comparable 1997 period. Excluding the merger costs and relocation and start-up costs noted above, operating income for the twelve months ended July 31, 1998 would have been $33.8 million (representing an increase of 51.2% over the prior period), or 4.6% of net sales.

Other (Income)/Expense.

The $0.9 million decrease in other expense in the twelve months ended July 31, 1998 compared to the twelve months ended July 31, 1997 was primarily attributable to the reduction in interest expense in the first six months of fiscal 1998 relating to the repayment of Stow Mills' debt with proceeds from our credit facility, which bears interest at a lower rate. In addition, the proceeds from our secondary public offering in June 1998 were used to repay debt.

Income Taxes.

Our effective income tax rates were 46.9% and 39.0% for the twelve months ended July 31, 1998 and 1997, respectively. The effective rates were higher than the federal statutory rate primarily due to nondeductible merger costs incurred during the first quarter of fiscal 1998 and state and local income taxes, partially offset by the fact that Stow Mills was an S Corporation prior to the merger and, as such, had no federal tax expense.

Net Income.

As a result of the foregoing, our net income increased by $3.6 million to $13.1 million for the twelve months ended July 31, 1998 from $9.5 million in the twelve months ended July 31, 1997. Excluding the $4.1 million in merger costs and the $0.7 million ($0.4 million, net of taxes) in fiscal 1998 and $0.9 million extraordinary item (net of taxes) related to the early extinguishment of debt in fiscal 1997, net income would have been $17.5 million (representing an increase of 68.5% over the prior period), or 2.4% of net sales, and $10.4 million, or 1.6% of net sales, for the twelve months ended July 31, 1998 and 1997, respectively.

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

Net cash provided by operations was $8.3 million, $4.5 million and $1.9 million for the years ended July 31, 1999, 1998 and 1997, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in fiscal 1998 would have been $8.6 million. Cash provided by operations in fiscal 1999 related primarily to cash collected from customers net of cash paid to vendors, partially offset by investments in accounts receivable in the ordinary course of business. Working capital at July 31, 1999 was $73.8 million.

Net cash used in investing activities was $6.9 million, $34.7 million and $3.8 million for the years ended July 31, 1999, 1998 and 1997, respectively. Investing activities in fiscal 1999 and 1998 were primarily for the acquisition of new businesses and investing activities for all three years included the continued upgrade of existing management information systems. Net cash used in investing activities in fiscal 1999 was partially offset by proceeds from the sale of four retail stores in April 1999.

Cash provided by financing activities was $0.1 million, $30.6 million and $2.0 million for the years ended July 31, 1999, 1998 and 1997, respectively. We increased borrowings on our line of credit by $4.5 million during fiscal 1999, which was mostly offset by debt repayments totaling $4.3 million. The primary financing activities in fiscal 1998 were net proceeds of $17.2 million from the issuance of common stock and proceeds of $14.4 million from long-term debt incurred. Net borrowings on our line of credit during fiscal 1998 of $9.4 million were offset by repayments of long-term debt totaling $9.5 million. The primary financing activities in fiscal 1997 were net proceeds of $35.5 million from the issuance of common stock and proceeds of $12.5 million from long-term debt incurred. The primary use of these proceeds was a net paydown of our line of credit totaling $ 23.0 million and repayments of long-term debt totaling $22.3 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. We adopted this standard in fiscal 1999.

The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply as we do not currently sponsor any defined benefit plans.

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. We believe this standard will not have a material impact on our financial statement presentation.

Year 2000 Issues

The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

We have completed an assessment of most of our internal exposure to the year 2000 issue. We continue to assess our customer and vendor exposure. Generally, we believe we have "Year 2000" exposure in three areas:

     o our information technology infrastructure, including computer operating systems and applications,

     o microprocessors and other electronic devices -- "embedded chips" -- included as components of non-computer equipment, and

     o computer systems used by third parties, including our customers and suppliers.

The information technology infrastructure and embedded chips are being addressed on a regional level. The third parties are being evaluated centrally on a company-wide basis. We have completed our assessment of our information technology infrastructure, and are in the process of completing our evaluation of all microprocessors and other electronic devices, third-party vendors and customers.

Our Western Region

We believe that our western region's critical information technology infrastructure components and embedded chips are year 2000 compliant. Our Western Region does not utilize two digit date coding logic, and we have successfully tested hardware, operating system and applications software simulating post year 2000 dates. We have tested our microprocessors and other electronic devices and have completed implementing changes designed to achieve year 2000 compliance. The Seattle facility's phone system was replaced for other business reasons during the third quarter of fiscal 1999 and is year 2000 compliant.

Our Central Region

We believe our central region's critical information technology infrastructure components and embedded chips are also year 2000 compliant. Our central region does not employ two digit date coding logic and has simulated year 2000 dates in tests of its hardware and operating systems as well as selected applications software. We have completed all year 2000 simulation testing. We have also completed an independent third-party review of our central region's operating system and critical information technology applications software code which has indicated that they are year 2000 compliant. The Denver facility's telephone system was replaced in October 1999 and is now Year 2000 compliant. All other significant information technology infrastructure components and embedded chips either have been modified or, if not year 2000 compliant, have been retired.

Our Eastern Region

Our Eastern Region information technology department has been focused on a business recovery strategy to normalize operations, which were disrupted as a result of the conversion to the Stow Mills system in our Atlanta and Dayville facilities. A new management team has been appointed to continue the recovery process and address year 2000 compliance. The primary business operation systems in the Eastern Region are:

     BIP - Utilized by all four Eastern Region warehouses to accept customer orders, place purchase orders with our vendors and maintain inventory controls.

     BAKO - Warehouse management system used in Chesterfield and New Oxford.

     CWMS - Warehouse management system used in Dayville and Atlanta.

     Down to Earth - accounting software.

BIP, BAKO and CWMS are currently being re-evaluated for year 2000 compliance. Many critical components, including all hardware and network equipment, have been successfully tested. The remaining components are undergoing testing for compliance. We may not achieve comprehensive testing and remediation for the systems prior to January 2000. However, substantially all the systems are currently handling dates beyond January 1, 2000.

We have assembled a team of IT professionals both from within and outside the company who are familiar with our systems in an effort to successfully resolve any year 2000 issues in a timely manner if testing and remediation are not completed by year-end. If we are unable to resolve these issues by January 1, 2000, we expect to manually perform certain functions performed by the affected systems until the issues are resolved. This could adversely affect our ability to fill and process customer orders which could result in a reduction in our revenues and net income. In addition, any additional costs incurred to address these problems could adversely impact our operating earnings and net income.

The Down to Earth accounting software is developed and supported by an outside vendor. The vendor has represented to us that the software has been tested and is year 2000 compliant. The system has successfully accepted dates beyond January 1, 2000.

Our EDI software, which enables us to communicate electronically with some of our customers, including receiving orders, is not compliant and must be upgraded to become year 2000 compliant. We are working with our EDI vendor, and expect to complete the upgrade before year-end. If this system is not upgraded, we expect to process these orders manually.

Microprocessors and other electronic devices used in the Eastern Region have been tested and are year 2000 compliant.

The telephone systems in Atlanta and New Oxford are year 2000 compliant. The telephone systems in Dayville and Chesterfield are not compliant and are scheduled to be replaced in November 1999.

Retail Stores

All but one of our cash registers are year 2000 compliant. We plan to replace the last register by November 1999. We believe all other critical information technology infrastructure and embedded chips are year 2000 compliant.

Albert's Organics, Inc. and Hershey Import Co., Inc.

Our Hershey business has turned back its system clock to simulate 1990 to avoid Year 2000 issues. We have simulated year 2000 system clock dates for the Albert's systems and made the code changes required to make these systems year 2000 compliant.

Our Suppliers and Customers

We have sent written requests for year 2000 information to substantially all suppliers. We are currently reviewing the responses received and have sent second requests to the top suppliers making up at least 80% of our purchases. We have also compiled a database of all customers regarding their year 2000 status and plans for remediation and have sent both initial and follow-up information requests. Substantially all responses received from both suppliers and customers indicate they are Year 2000 compliant or will be by January 1, 2000.

Expenditures

We are in the process of updating our systems for business functionality reasons and have adopted a systems strategy of staying current with state of the art systems technology. We are also in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would be performed regardless of the year 2000 issue both from a timing and cost perspective. We have significantly increased our information technology expenditures to execute our systems strategy that includes any immaterial incremental amounts to achieve year 2000 compliance. We therefore believe that we will have spent an incremental amount of less than $0.4 million on year 2000 remediation over what we would have spent to execute our going forward systems strategy. We spent on information technology systems and support approximately $7 million, $4 million and $3 million in fiscal 1999, 1998 and 1997, respectively.

Potential Risks

The dates on which we believe we will be year 2000 compliant are based on our plans for work to be performed and best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. If we are unsuccessful in completing remediation of non-compliant systems, correcting embedded chips or if customers or suppliers cannot rectify their year 2000 issues, it could have a material adverse effect on our business, financial condition and results of operations. We have not yet established a contingency plan in the event of non-compliance by any parties. We are developing regional contingency plans for any critical business applications and expect to have such plans completed by the end of November 1999.

Certain Factors That May Affect Future Results

If any of the events described below actually occur, our business, financial condition, or results of operations could be materially adversely affected. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, including those set forth in the following risk factors and elsewhere in, or incorporated by reference into, this Form 10-K.

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. United Natural merged with Stow Mills in October 1997. The successful and timely integration of this merger is critical to our future operating and financial performance. The integration will require, among other things:

     o    the integration of computer systems onto a single systems platform;

     o    the optimization of delivery routes;

     o    coordination of administrative, distribution and finance functions;
          and

     o    the integration of personnel.

The integration process has and could continue to divert the attention of management, and any further difficulties or problems encountered in the transition process could continue to have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining the companies has and could continue to cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that United Natural will retain key employees of Stow Mills or that we will realize any of the other anticipated benefits of the Stow Mills merger.

We announced plans during fiscal 1999 to close our Chesterfield, New Hampshire distribution center and to consolidate its operations with our Dayville, Connecticut and New Oxford, Pennsylvania facilities. We began transferring sales operations from the Chesterfield facility to our Dayville facility during June of 1999 and the process is still ongoing. There continue to be numerous risks involved with this consolidation of operations including, among other things:

     o we have had and may continue to have difficulty retaining drivers currently employed at our Chesterfield facility or hiring a sufficient number of new drivers at our Dayville and New Oxford facilities to handle the increased sales volume at those facilities;

     o we have had and may continue to have difficulty retaining warehouse employees at our Chesterfield facility or hiring a sufficient number of new warehouse employees at our Dayville and New Oxford facilities to handle the increased sales volume at those facilities;

     o    we have lost and may continue to lose business;

     o our operating costs have increased and may continue to increase because of the expenses involved in closing the Chesterfield facility and consolidating its operations into the operations in place at the Dayville and New Oxford facilities;

     o our Dayville and New Oxford facilities have had and may continue to have difficulty accommodating the increased sales volume; and

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 17% and 11%, respectively, of our net sales during the fiscal year ended July 31, 1999. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent on the services of Norman
A. Cloutier, Chairman of the Board and Chief Executive Officer, and other key management employees. Loss of the services of such officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

As of January 31, 1999, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 47% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to elect our directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of May 31, 1999, approximately 160 employees, representing approximately 6% of our approximately 2,600 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our systems may not all be Year 2000 compliant by January 1, 2000

As discussed above, our systems may not all be Year 2000 compliant by January 1, 2000. This could result in being unable to accept, process and invoice orders which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
United Natural Foods, Inc. and Subsidiaries:

Independent Auditors' Report........................................     27

Consolidated Balance Sheets.........................................     28

Consolidated Statements of Income...................................     29

Consolidated Statements of Stockholders' Equity.....................     30

Consolidated Statements of Cash Flows...............................     31

Notes to Consolidated Financial Statements..........................     32-41

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:

     We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP


Providence, Rhode Island
September 3, 1999

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)                                                       JULY 31,        JULY 31,
                                                                                                 1999            1998
                                                                                              ---------       ---------
                                                   ASSETS
Current assets:
    Cash and cash equivalents                                                                 $   2,845       $   1,393
    Accounts receivable, net of allowance of $2,297 and $1,780, respectively                     60,612          48,078
    Notes receivable, trade                                                                       1,096             705
    Inventories                                                                                  90,725          91,119
    Prepaid expenses                                                                              5,660           3,209
    Deferred income taxes                                                                         1,765           1,540
    Refundable income taxes                                                                       3,939             165
                                                                                              ---------       ---------
       Total current assets                                                                     166,642         146,209
                                                                                              ---------       ---------
Property & equipment, net                                                                        43,784          44,434
                                                                                              ---------       ---------
Other assets:
    Notes receivable, trade, net                                                                    333           1,170
    Goodwill, net of accumulated amortization of $1,853 and $1,237, respectively                 26,250          19,136
    Covenants not to compete, net of accumulated amortization of $365 and $450, respectively        328             613
    Other, net                                                                                      564             680
                                                                                              ---------       ---------
       Total assets                                                                           $ 237,901       $ 212,242
                                                                                              =========       =========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                             $  41,154       $  36,608
    Current installments of long-term debt                                                        3,682           3,309
    Current installment of obligations under capital leases                                         833             488
    Accounts payable                                                                             33,442          32,017
    Accrued expenses                                                                             13,706           8,219
                                                                                              ---------       ---------
       Total current liabilities                                                                 92,817          80,641

  Long-term debt, excluding current installments                                                 24,370          25,081
  Deferred income taxes                                                                             712           1,370
  Obligations under capital leases, excluding current installments                                1,421             764
                                                                                              ---------       ---------
       Total liabilities                                                                        119,320         107,856
                                                                                              ---------       ---------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none issued or outstanding             --              --
    Common stock, $.01 par value, authorized 25,000 shares;
        issued and outstanding 18,249 at July 31, 1999
        issued 18,184 and outstanding 18,175 at July 31, 1998                                       182             182
    Additional paid-in capital                                                                   67,740          67,440
    Unallocated shares of Employee Stock Ownership Plan                                          (2,584)         (2,747)
    Retained earnings                                                                            53,243          39,776
    Treasury stock, 9 shares at July 31, 1998, at cost                                               --            (265)
                                                                                              ---------       ---------
       Total stockholders' equity                                                               118,581         104,386
                                                                                              ---------       ---------
Total liabilities and stockholders' equity                                                    $ 237,901       $ 212,242
                                                                                              =========       =========

                 See notes to consolidated financial statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEAR ENDED JULY 31,
(In thousands, except per share data)                                   1999         1998         1997
                                                                        -----        -----        ----

Net sales                                                            $ 856,998    $ 728,910    $ 634,825
Cost of sales                                                          680,301      578,575      507,547
                                                                     ---------    ---------    ---------
                 Gross profit                                          176,697      150,335      127,278
                                                                     ---------    ---------    ---------

Operating expenses                                                     144,937      116,042      103,885
Merger and restructuring expenses                                        3,869        4,064           --
Amortization of intangibles                                              1,075        1,185        1,060
                                                                     ---------    ---------    ---------
                Total operating expenses                               149,881      121,291      104,945
                                                                     ---------    ---------    ---------

                Operating income                                        26,816       29,044       22,333
                                                                     ---------    ---------    ---------

Other expense (income):
         Interest expense                                                5,700        5,157        5,481
         Interest expense on notes to Stow officers/stockholders            --           --          495
         Other, net                                                     (2,477)        (778)        (679)
                                                                     ---------    ---------    ---------
                 Total other expense                                     3,223        4,379        5,297
                                                                     ---------    ---------    ---------

                 Income before income taxes and extraordinary item      23,593       24,665       17,036
Income taxes                                                            10,126       11,580        6,636
                                                                     ---------    ---------    ---------
                 Income before extraordinary item                       13,467       13,085       10,400

Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit of $662                              --           --          933
                                                                     ---------    ---------    ---------
                Net income                                           $  13,467    $  13,085    $   9,467
                                                                     =========    =========    =========

Pro forma additional income tax expense (unaudited)                         --          320          401
                                                                     ---------    ---------    ---------
Pro forma net income before extraordinary item (unaudited)           $  13,467    $  12,765    $   9,999
                                                                     =========    =========    =========

Per share data (basic):
Income before extraordinary item                                     $    0.74    $    0.75    $    0.64
Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                                      --           --         0.06
                                                                     ---------    ---------    ---------
                Net income                                           $    0.74    $    0.75    $    0.58
                                                                     =========    =========    =========

Pro forma net income before extraordinary item (unaudited)           $    0.74    $    0.73    $    0.61
                                                                     =========    =========    =========

Weighted average basic shares of common stock                           18,196       17,467       16,367
                                                                     =========    =========    =========

Per share data (diluted):
Income before extraordinary item                                     $    0.73    $    0.74    $    0.63
Extraordinary item - loss on early extinguishment
    of debt, net of income tax benefit                                      --           --         0.06
                                                                     ---------    ---------    ---------
                Net income                                           $    0.73    $    0.74    $    0.57
                                                                     =========    =========    =========

Pro forma net income before extraordinary item (unaudited)           $    0.73    $    0.72    $    0.60
                                                                     =========    =========    =========

Weighted average diluted shares of common stock                         18,537       17,798       16,553
                                                                     =========    =========    =========

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Unallocated
                                       Outstanding        Additional                Shares of                             Total
                                         Number    Common  Paid-in     Stock     Employee Stock   Retained   Treasury  Stockholders'
(In thousands)                          of Shares   Stock  Capital    Warrants   Ownership Plan   Earnings    Stock       Equity
                                       ---------------------------------------------------------------------------------------------
Balances at July 31, 1996                 13,671    $137   $  6,592    $ 3,200      $(3,074)      $ 16,629    $ (44)    $  23,440
    Issuance of common stock
       (note 1(n))                         2,900      29     35,481         --           --             --       --        35,510
  Exercise of stock warrants (note 5)        786       8      3,192     (3,200)          --             --       --            --
    Allocation of shares to
       ESOP                                   --      --         --         --          164             --       --           164
    Distributions to Stow
       officers/stockholders                  --      --         --         --           --           (611)      --          (611)
    Capital contribution                      --      --      6,043         --           --             --       --         6,043
    Effect of change in year end              --      --         --         --           --            (97)      --           (97)
    Transfer of undistributed earnings
       to additional paid-in-capital          --      --        534         --           --           (534)      --            --
    Net income                                --      --         --         --           --          9,467       --         9,467
                                       ---------------------------------------------------------------------------------------------
Balances at July 31, 1997                 17,357     174     51,842         --       (2,910)        24,854      (44)       73,916
    Allocation of shares to
       ESOP                                   --      --         --         --          163             --       --           163
    Transfer of undistributed loss to
       additional paid-in-capital             --      --     (1,837)        --           --          1,837       --            --
    Issuance of common stock, net            818       8     17,479         --           --             --     (265)       17,222
    Retirement of treasury stock              --      --        (44)        --           --             --       44            --
    Net income                                --      --         --         --           --         13,085       --        13,085
                                       ---------------------------------------------------------------------------------------------
Balances at July 31, 1998                 18,175    $182   $ 67,440    $    --      $(2,747)      $ 39,776    $(265)    $ 104,386
   Allocation of shares to
      ESOP                                    --      --         --         --          163             --       --           163
   Other                                      --      --         19         --           --             --       --            19
   Issuance of common stock                   74      --        546         --           --             --       --           546
   Retirement of treasury stock               --      --       (265)        --           --             --      265            --
   Net income                                 --      --         --         --           --         13,467       --        13,467
                                       ---------------------------------------------------------------------------------------------
Balances at July 31, 1999                 18,249    $182   $ 67,740    $    --      $(2,584)      $ 53,243    $  --     $ 118,581
                                       =============================================================================================

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                          JULY 31,
(In thousands)                                                                  1999        1998        1997
                                                                                ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 13,467    $ 13,085    $  9,467
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt, net of tax benefit         --          --         933
    Depreciation and amortization                                               9,205       6,068       5,609
    Gain on sale of business                                                   (1,397)         --          --
    (Gain) loss on disposals of property & equipment                             (195)         80           9
    Accretion of original issue discount                                           --          --         153
    Deferred income tax (benefit) expense                                        (941)        184          (5)
    Provision for doubtful accounts                                             1,995       2,462       2,112
    Changes in assets and liabilities, net of acquired companies:
        Accounts receivable                                                   (11,524)     (5,911)     (3,782)
        Inventory                                                                (460)    (14,111)     (7,748)
        Prepaid expenses                                                       (2,319)      1,175      (1,977)
        Refundable income taxes                                                (3,889)       (165)         --
        Other assets                                                              771       1,085      (1,299)
        Notes receivable, trade                                                   445         (71)       (434)
        Accounts payable                                                          334         732         523
        Accrued expenses                                                        2,805         307      (1,704)
        Income taxes payable                                                       --        (377)         73
                                                                             --------    --------    --------
      Net cash provided by operating activities                                 8,297       4,543       1,930
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired               (8,888)    (20,029)         --
    Proceeds from sale of business                                              7,086          --          --
    Proceeds from disposals of property and equipment                           1,477         545         111
    Capital expenditures                                                       (6,610)    (15,209)     (3,875)
                                                                             --------    --------    --------
      Net cash used in investing activities                                    (6,935)    (34,693)     (3,764)
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under note payable                                4,546       9,386     (23,029)
    Repayments on long-term debt                                               (4,337)     (9,482)    (22,276)
    Proceeds from long-term debt                                                   --      14,445      12,529
    Principal payments of capital lease obligations                              (683)       (980)       (646)
    Proceeds from issuance of common stock, net                                   564      17,222      35,510
    Net borrowings on Stow Mills stockholder loans                                 --          --         560
    Cash distributions to Stow officers/stockholders                               --          --        (611)
                                                                             --------    --------    --------
      Net cash provided by financing activities                                    90      30,591       2,037
                                                                             --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,452         441         203
Cash and cash equivalents at beginning of period                                1,393         952         749
                                                                             --------    --------    --------
Cash and cash equivalents at end of period                                   $  2,845    $  1,393    $    952
                                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                             $  5,540    $  4,897    $  5,895
                                                                             ========    ========    ========
        Income taxes                                                         $ 15,273    $ 11,938    $  5,534
                                                                             ========    ========    ========

In 1999, 1998 and 1997, the Company incurred capital lease obligations of approximately $1,686, $316 and $582, respectively.

                 See notes to consolidated financial statements.

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

   (g) Intangible Assets and Other Long-Lived Assets

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

          The Company evaluates impairment of long-lived assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Impairment losses are determined based upon the excess of carrying amounts over expected future cash flows (undiscounted) of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved.

   (h) Revenue Recognition and Trade Receivables

          The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States. The Company had two customers in 1999, Whole Foods Market, Inc. and Wild Oats Markets, Inc., who provided 10% or more of the Company's revenue. Total net sales to Whole Foods and Wild Oats in 1999 were approximately $143 million and $90 million, respectively. Whole Foods was the only customer in 1998 and 1997 who provided 10% or more of the Company's revenue. Total net sales to Whole Foods were approximately $120 million and $89 million in 1998 and 1997, respectively.

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

   (j) Merger with Stow Mills

          On October 31, 1997, the Company completed its merger with Stow Mills, Inc. and Subsidiary and Hendrickson Partners ("Stow") wherein Stow became a wholly-owned subsidiary of the Company. Prior to this merger, Stow's fiscal year ended December 31.

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

   (n) Earnings Per Share

          During fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share, and include the dilutive effect of stock options using the treasury stock method. All earnings per share information included in these financial statements has been restated to conform to the requirements of SFAS No. 128. For purposes of the diluted earnings per share calculation, outstanding stock options and stock warrants are considered common stock equivalents, using the treasury stock method.

          A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

                                                           YEAR ENDED JULY 31,
(In thousands, except per share data)                    1999     1998     1997
                                                        ------   ------   ------

Basic weighted average shares outstanding               18,196   17,467   16,367

     Net effect of dilutive stock options based
        upon the treasury stock method                     341      331      186

                                                        ------   ------   ------
Diluted weighted average shares outstanding             18,537   17,798   16,553
                                                        ======   ======   ======

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

(2) ACQUISITIONS

Fiscal 1999

     On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a wholesale distributor of organic vegetables and fruits, for $10.8 million to $12.0 million, contingent upon future performance. The final price will be determined by March 2000. Albert's had sales of $47.8 million (unaudited) for its most recent fiscal year ending December 31, 1997. This acquisition was accounted for as a purchase with goodwill of approximately $9.1 million being amortized on a straight-line basis over 40 years.

Fiscal 1998

     During February 1998, the Company acquired substantially all the assets of Hershey Import Co., Inc. ("Hershey"), an international trading, roasting and packaging business of nuts, seeds, dried fruit and snack items, for approximately $10.5 million. Hershey had sales of $20.8 million (unaudited) for its most recent fiscal year ending June 30, 1997. This acquisition was accounted for as a purchase with goodwill of approximately $6.3 million being amortized on a straight-line basis over 40 years.

     On October 31, 1997, the Company completed its merger with Stow wherein Stow became a wholly-owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. The Company issued 4,978,280 shares, which represented approximately 29% of the Company's common stock after the merger. Net sales for the quarter ended October 31, 1997 and the year ended July 31 1997 for the Company excluding Stow were approximately $116.5 million (unaudited) and $421.7 million, respectively. Net income for the quarter ended October 31, 1997 and the year ended July 31, 1997 for the Company excluding Stow was $1.2 million (unaudited) and $8.3 million, respectively. Net sales for the quarter ended October 31, 1997 and the year ended July 31, 1997 for Stow were $56.9 million (unaudited) and $213.1, respectively. Net (loss) income for the quarter ended October 31, 1997 and the year ended July 31, 1997 for Stow was $(1.8) million (unaudited) and $1.1 million, respectively.

(3) STOCK OPTION PLAN

     The Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," during fiscal 1997. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net income would have been $11.9 million, $12.1 million and $9.3 million for 1999, 1998 and 1997, respectively, basic earnings per share would have been $0.65, $0.69 and $0.57 for 1999, 1998 and 1997, respectively, and diluted earnings per share would have been $0.64, $0.68 and $0.56 for 1999, 1998 and 1997, respectively. The weighted average grant date fair value of options granted during 1999, 1998 and 1997 is shown below. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 1999, 1998 and 1997: a dividend yield of 0.0%, a risk free interest rate of 6.07% and an expected life of 8 years. The expected volatility was 66.0%, 60.9% and 46.5% for 1999, 1998 and 1997, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

     On July 29, 1996, the Board of Directors adopted, and on July 31, 1996 the stockholders approved, the 1996 Stock Option Plan which provides for grants of stock options to employees, officers, directors and others. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or options not intended to qualify as incentive stock options ("non-statutory stock options"). A total of 2,000,000 shares of common stock may be issued upon the exercise of options granted under the 1996 Stock Option Plan.

     The following table summarizes the stock option activity for the fiscal years ended July 31, 1999, 1998 and 1997.

                                                1999                  1998                1997
                                         -------------------   ------------------  -----------------
                                                    Weighted             Weighted           Weighted
                                                    Average               Average            Average
                                                    Exercise             Exercise           Exercise
                                          Shares     Price     Shares      Price   Shares     Price
                                          ------     -----     ------      -----   ------     -----
Outstanding at beginning of year          989,346    $13.02    654,500    $ 8.14   638,000   $ 8.11
Granted                                    80,000    $21.37    392,346    $21.47    16,500   $ 9.64
Exercised                                 (74,087)   $ 7.38    (27,500)   $ 9.64        --       --
Forfeited                                 (10,000)   $20.25    (30,000)   $20.25        --       --
                                          -------              -------             -------
Outstanding at end of year                985,259    $14.05    989,346    $13.02   654,500   $ 8.14
                                          =======              =======             =======

Options exercisable at year-end           490,913    $ 9.32    392,107    $ 7.38   382,978   $ 6.80

Weighted average fair value of
options granted during the year:
   Exercise price equals stock price      $ 15.54              $ 14.92              $ 5.85
   Exercise price exceeds stock price          --              $ 10.03                  --
   Stock price exceeds exercise price          --                   --                  --

     The 985,259 options outstanding at July 31, 1999 had exercise prices and remaining contractual lives as follows:

             Exercise Price             Number     Remaining Contractual Life
             --------------             ------     --------------------------
                      $6.38            255,750                        7 Years
                      $9.64            220,000                        7 Years
                     $10.60             82,500                        2 Years
                     $20.25            205,917                        8 Years
                     $20.06             35,000                       10 Years
                     $21.38             30,000                       10 Years
                     $22.28             41,092                        3 Years
                     $24.19            100,000                        8 Years
                     $24.38             15,000                        9 Years

(4) NOTES PAYABLE

     The Company entered into a line of credit and term loan agreement (see note
5) with a bank effective February 20, 1996. The agreement has had four subsequent amendments effective March 1997, July 1997, October 1997 and July 1999. In October 1997, the Company amended the agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank at the date of the merger and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate (8.25% at July 31, 1999 and 8.50% at July 31, 1998 and 1997) or 1.00% above the bank's London Interbank Offered Rate ("LIBOR", 5.18% and 5.65625% at July 31, 1999 and 1998,
respectively), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. The Company opted to pay 1.00% above LIBOR for substantially all of fiscal 1999. Interest on approximately $6.2 million of the mortgage facility accrues at 7.36%, with the remainder to accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the variable portion for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. At July 31, 1999 and 1998, the weighted average interest rate on the line of credit was 6.23% and 6.66%, respectively. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of July 31, 1999, the Company's outstanding borrowings under the credit agreement totaled $63.4 million. The credit agreement expires on July 31, 2002 and contains certain restrictive covenants. The Company was not in compliance with one of its restrictive covenants at July 31, 1999 and was granted a waiver of this covenant by the bank.

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

(5) LONG-TERM DEBT

     Long-term debt consisted of the following: (dollars in thousands)

                                                                                          July 31,      July 31,
                                                                                            1999          1998
                                                                                            ----          ----
     Term loan for employee stock ownership plan, secured by stock of the
        Company, due $14 monthly plus interest at 10%, balance due
        May 1, 2015...............................................................       $  2,584      $  2,734

     Term loan payable to bank, secured by substantially all assets of the
        Company, due $235 quarterly plus interest at 1.25% above LIBOR, balance
        due July 31, 2002..........................................................         4,955         5,895

     Real estate term loan payable to bank, secured by land and building,
        due $28 monthly plus interest at 7.36%, balance due July 31, 2002..........         6,215         6,600

     Term loan payable to bank, secured by substantially all assets of the
        Company, with monthly principal payments of $50 through July
        2002 and the remaining principal due on July 31, 2002, interest at 7.71%...        11,090        11,693

     Other notes payable to former owners of acquired businesses and former stockholders of subsidiaries, maturing at various dates through
        February 2002 at interest rates ranging from 5.35% to 10%..................         1,578         1,233

     Real estate term loans payable to bank and others, secured by building and other assets, with 15 year amortization due monthly and interest at 5%
        and 8.55%, balance due July 31,  2002......................................         1,630            --

     Miscellaneous other notes payable.............................................            --           235
                                                                                       -------------------------
                                                                                           28,052        28,390
     Less: current installments....................................................         3,682         3,309
                                                                                       -------------------------
     Long-term debt, excluding current installments................................      $ 24,370      $ 25,081
                                                                                       =========================

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

     Certain debt agreements contain restrictive covenants. The Company was not in compliance with one of its restrictive covenants at July 31, 1999 and was granted a waiver of this covenant by the bank.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 1999:

                           (dollars in thousands)
                           2000..............      $ 3,682
                           2001..............        2,114
                           2002..............       20,162
                           2003..............          163
                           2004..............          163
                           Thereafter........        1,768
                                                   -------
                                                   $28,052
                                                   =======

(6) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31, 1999 and 1998:

                                                           Estimated
                                                            Useful
     (dollars in thousands)                              Lives (Years)        1999       1998
                                                         -------------        ----       ----
     Land .............................................                     $ 1,535    $ 1,349
     Building..........................................      20-40           26,797     24,684
     Leasehold improvements............................       5-30            7,282      9,129
     Warehouse equipment...............................       5-20           19,177     18,458
     Office equipment..................................       3-10            6,629      5,166
     Motor vehicles....................................       3-5             5,468      5,128
     Equipment under capital leases....................        5              3,758      2,851
     Construction in progress..........................                       1,851      1,297
                                                                            -------    -------
                                                                             72,497     68,062
     Less accumulated depreciation and amortization....                      28,713     23,628
                                                                            -------    -------
          Net property and equipment...................                     $43,784    $44,434
                                                                            =======    =======

(7) CAPITAL LEASES

     The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

     Minimum future lease payments under capital leases as of July 31, 1999 for each of the next five fiscal years and in the aggregate are:

Year ended July 31        (In thousands)                                 Amount
------------------                                                       -------
     2000    ........................................................    $   962
     2001    ........................................................        706
     2002    ........................................................        501
     2003    ........................................................        253
     2004 and thereafter.............................................         98
                                                                         -------
          Total minimum lease payments...............................      2,520
     Less: Amount representing interest..............................        266
                                                                         -------
          Present value of net minimum lease payments................      2,254
     Less: current installments......................................        833
                                                                         -------
          Capital lease obligations, excluding current installments..    $ 1,421
                                                                         =======

(8) COMMITMENTS AND CONTINGENCIES

     The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

     The Company also leases equipment under master lease agreements. Payment under these agreements will continue for a period of four years. The equipment lease agreements contain covenants concerning the maintenance of certain financial ratios. The Company was in compliance with its covenants at July 31, 1999.

     Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 1999 are as follows:

(In thousands)
         2000...........................          $  7,738
         2001...........................             6,326
         2002...........................             4,844
         2003...........................             3,491
         2004...........................             2,538
         2005 and thereafter............            12,948
                                                  --------
                                                  $ 37,885
                                                  ========

     Rent and other lease expense for the years ended July 31, 1999, 1998 and 1997 totaled approximately $7.2 million, $17.5 million and $7.1 million, respectively.

     Outstanding commitments as of July 31, 1999 for the purchase of inventory were approximately $5.7 million. The Company had outstanding letters of credit of approximately $2.4 million at July 31, 1999.

     The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(9) SALARY REDUCTION/PROFIT SHARING PLANS

     The Company has several salary reduction/profit sharing plans, generally called "401(k) Plans" (the Plans), covering various employee groups. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $1.0 million, $0.8 million and $0.6 million for the years ended July 31, 1999, 1998 and 1997, respectively.

(10) INCOME TAXES

     Total Federal and state income tax expense consists of the following:

(In thousands)                                    Current   Deferred     Total
                                                  -------   --------     -----
     Fiscal year ended July 31, 1999:
          U.S. Federal.......................     $ 9,447     $(811)    $ 8,636
          State and local....................       1,619      (129)      1,490
                                                  -------     -----     -------
                                                  $11,066     $(940)    $10,126
                                                  =======     =====     =======
     Fiscal year ended July 31, 1998:
          U.S. Federal.......................     $ 8,736     $ 173     $ 8,909
          State and local....................       2,660        11       2,671
                                                  -------     -----     -------
                                                  $11,396     $ 184     $11,580
                                                  =======     =====     =======
     Fiscal year ended July 31, 1997:
        From continuing operations
          U.S. Federal.......................     $ 4,839     $  19     $ 4,858
          State and local....................       1,802       (24)      1,778
                                                  -------     -----     -------
                                                    6,641        (5)      6,636
                                                  -------     -----     -------
        Extraordinary item
          U.S. Federal.......................        (542)       --        (542)
          State and local....................        (120)       --        (120)
                                                  -------     -----     -------
                                                     (662)       --        (662)
                                                  -------     -----     -------
                                                  $ 5,979     $  (5)    $ 5,974
                                                  =======     =====     =======

     Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes and extraordinary item as a result of the following:

                                                                   July 31,  July 31,  July 31,
(In thousands)                                                       1999      1998      1997
                                                                     ----      ----      ----

     Computed  "expected"  tax expense .........................   $ 8,258   $ 8,633   $ 5,505
     State and local income tax, net of Federal income tax
        benefit ................................................       968     1,736     1,078
     Effect of entities not taxed for Federal income tax .......        --       383      (401)
     Rate differential .........................................        --        --      (100)
     Merger related expenses ...................................        --       491        --
     Non-deductible expenses ...................................       155        84        42
     Non-deductible amortization ...............................        79        15        16
     Other, net ................................................       666       238      (166)
                                                                   -------   -------   -------
                                                                   $10,126   $11,580   $ 5,974
                                                                   =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 1999 and 1998 are presented below:

(In thousands)                                                                          1999       1998
                                                                                        ----       ----
     Deferred tax assets:
          Inventories, principally due to additional costs inventoried for tax
             purposes .............................................................   $   958    $ 1,338
          Intangible assets .......................................................        --        242
          Compensation and benefit related ........................................       792        705
          Accounts receivable, principally due to allowances for uncollectible
             accounts .............................................................       382        174
          Other ...................................................................       136         61
                                                                                      -------    -------
               Total gross deferred tax assets ....................................     2,268      2,520
     Less valuation allowance .....................................................        --         --
                                                                                      -------    -------
               Net deferred tax assets ............................................     2,268      2,520
                                                                                      -------    -------
     Deferred tax liabilities:
          Plant and equipment, principally due to differences in depreciation .....       495      1,255
          Reserve for LIFO inventory method .......................................       611        994
          Intangible assets .......................................................        21         --
          Other ...................................................................        88        101
                                                                                      -------    -------
               Total deferred tax liabilities .....................................     1,215      2,350
                                                                                      -------    -------
     Net deferred tax assets ......................................................   $ 1,053    $   170
                                                                                      =======    =======

     Current deferred income tax assets ...........................................   $ 1,765    $ 1,540
     Non-current deferred income tax liabilities ..................................      (712)    (1,370)
                                                                                      -------    -------
                                                                                      $ 1,053    $   170
                                                                                      =======    =======

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

(11) EMPLOYEE STOCK OWNERSHIP PLAN

     The Company adopted the UNF Employee Stock Ownership Plan (the Plan) for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During 1999, 1998 and 1997 contributions totaling approximately $0.4 million, $0.4 million and $0.5 million, respectively, were made to the Trust. Of these contributions, approximately $0.3 million each year represented interest.

     The ESOP shares were classified as follows:

                                                July 31,    July 31,
(In thousands)                                    1999        1998
                                                  ----        ----
     Allocated shares....................          726         638
     Shares released for allocation......           88          88
     Shares distributed to employees.....         (261)       (164)
     Unreleased shares...................        1,386       1,474
                                                 -----       -----
          Total ESOP shares..............        1,939       2,036
                                                 =====       =====

     The fair value of unreleased shares was approximately $26.0 million at July 31, 1999.

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

(13)  BUSINESS SEGMENTS

      The Company has several operating segments aggregated under the distribution segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in independent national distribution of natural foods and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaging in trading, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "other" caption in the segment information. The "other" caption also includes corporate expenses that are not allocated to operating segments.

     Following is business segment information for the periods indicated:

                              Distribution   Other    Eliminations  Consolidated

1999
Revenue                         $806,013   $ 72,860    $ (21,875)    $856,998
Operating Income                $ 26,242   $    422    $     152     $ 26,816
Amortization and Depreciation   $  7,819   $  1,386    $       -     $  9,205
Capital Expenditures            $  7,354   $    942    $       -     $  8,296
Assets                          $357,401   $ 18,824    $(138,324)    $237,901

1998
Revenue                         $691,389   $ 49,977    $ (12,456)    $728,910
Operating Income                $ 29,454   $   (544)   $     134     $ 29,044
Amortization and Depreciation   $  4,931   $  1,137    $       -     $  6,068
Capital Expenditures            $ 14,107   $  1,417    $       -     $ 15,524
Assets                          $252,716   $ 30,845    $ (71,319)    $212,242

                              Distribution   Other    Eliminations  Consolidated

1997
Revenue                         $614,177   $ 28,271    $  (7,623)    $634,825
Operating Income                $ 21,689   $    738    $     (94)    $ 22,333
Amortization and Depreciation   $  4,833   $    776    $      --     $  5,609
Capital Expenditures            $  3,639   $    436    $      --     $  4,075
Assets                          $169,368   $  7,569    $ (12,376)    $164,561

(14) RESTRUCTURING COSTS

     In connection with the consolidation of operations in the Eastern Region, we accrued employee severance expenses and employee retention expenses of $0.8 million and $0.7 million, respectively, and recorded incremental depreciation of $2.4 million for the year ended July 31, 1999. Less than $0.2 million of the retention and severance expenses had been paid as of July 31, 1999 with the remaining amounts expected to be paid during fiscal 2000. The incremental depreciation was to reduce the book value of the Chesterfield, New Hampshire facility, which is being held for sale, to its estimated net realizable value.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during 1999 and 1998, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.

(In thousands except per share data)     First     Second     Third    Fourth    Full Year
------------------------------------------------------------------------------------------
1999
Net sales                              $199,889   $215,748  $226,892  $214,469   $856,998
Gross profit                             42,614     46,208    47,939    39,936    176,697
Income before income taxes                8,163      8,405     9,350    (2,325)    23,593
Net income (loss)                         4,779      4,916     5,119    (1,347)    13,467
Per common share income (loss)
Basic:                                 $   0.26   $   0.27  $   0.28  $  (0.07)  $   0.74
Diluted:                               $   0.26   $   0.27  $   0.28  $  (0.07)  $   0.73
Weighted average basic
   shares outstanding                    18,175     18,175    18,183    18,249     18,196
Weighted average diluted
   shares outstanding                    18,537     18,538    18,512    18,249     18,537
   Market Price
   High                                  29 1/2     29 1/4    29 3/4    29 1/4     29 3/4
   Low                                   19         22 1/2    17 3/4    17 1/4     17 1/4
1998
Net sales                              $173,383   $177,976  $187,581  $189,970   $728,910
Gross profit                             34,189     36,308    39,381    40,457    150,335
Income before income taxes                1,293      7,134     8,737     7,501     24,665
Net income (loss)                          (628)     4,200     5,079     4,434     13,085
Per common share income (loss)
Basic:                                 $  (0.04)  $   0.24  $   0.29  $   0.25   $   0.75
Diluted:                               $  (0.04)  $   0.24  $   0.29  $   0.25   $   0.74
Weighted average basic
   shares outstanding                    17,357     17,357    17,369    17,784     17,467
Weighted average diluted
   shares outstanding                    17,649     17,659    17,750    18,153     17,798
   Market Price
   High                                  26 3/4     27 1/8  30 11/16    33 3/8     33 3/8
   Low                                   19 1/4     19 3/4    23 3/4    22 1/2     19 1/4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1999 (the "1999 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the 1999 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Transactions" in the 1999 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Form 10-K

     1. Financial Statements. The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

     2. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts

          All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

          Independent Auditor's Report on Financial Statement Schedule.

     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

          On August 18, 1999, the Company filed a Current Report on Form 8-K dated August 12, 1999 announcing under Item 5 (Other Events) a press release regarding the resignation of the Chief Financial Officer and a director and the appointment of an interim Chief Financial Officer, and presenting under Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits) the following information:

EXHIBITS

99   Press Release dated August 12, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED NATURAL FOODS, INC.


                                    /s/ KEVIN T. MICHEL
                                    -----------------------------
                                    Kevin T. Michel
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: October 29, 1999

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


        Name                                       Title                                Date
        ----                                       -----                                ----

/s/ NORMAN A. CLOUTIER      Chairman of the Board and Chief Executive Officer     October 29, 1999
-----------------------        (Principal Executive Officer)
Norman A. Cloutier


/s/ MICHAEL S. FUNK         Vice Chairman of the Board and President              October 29, 1999
-----------------------
Michael S. Funk


/s/ KEVIN T. MICHEL         Chief Financial Officer and Director                  October 29, 1999
-----------------------        (Principal Financial and Accounting Officer)
Kevin T. Michel


/s/ JOSEPH M. CIANCIOLO     Director                                              October 29, 1999
-----------------------
Joseph M. Cianciolo

                            Director                                              October 29, 1999
-----------------------
Richard J. Williams


/s/ THOMAS B. SIMONE        Director                                              October 29, 1999
-----------------------
Thomas B. Simone

                            Director                                              October 29, 1999
-----------------------
Gordon D. Barker


/s/ RICHARD S. YOUNGMAN     Director                                              October 29, 1999
-----------------------
Richard S. Youngman

EXHIBIT INDEX

Exhibit
   No.                                Description

 2** Agreement and Plan of Reorganization by and among the Registrant, GEM Acquisition Corp., Stow Mills, Inc., Barclay McFadden and Richard S. Youngman, dated as of June 23, 1997, and amended and restated as of August 8, 1997

 3.1*     Amended and Restated Certificate of Incorporation of the Registrant.

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

10.6*+    1996 Stock Option Plan.

10.7*+ Employment Agreement between the Registrant, Mountain People's and Michael S. Funk, dated February 20, 1996.

10.8*+ Non-competition Agreement between the Registrant and Norman A. Cloutier, dated November 16, 1993.

10.9* Amended and Restated Loan and Security Agreement among the Registrant, Mountain People's, Natural Retail Group, Inc., Rainbow, Nutrasource, Inc. and Fleet Capital Corporation, dated February 20, 1996.

10.10* Purchase and Sale Agreement between the Registrant and O.M. Killingly Investment Company, dated March 31, 1995.

10.11* Real Estate Term Note between the Registrant and Shawmut Capital Corporation (now Fleet Capital Corporation), dated September 8, 1995.

10.12* Distribution Agreement between Mountain People's Wine Distributing, Inc., and Mountain People's, dated August 23, 1994.

10.13*    Lease, dated July 29, 1995, between Prem Mark, Inc. and the
          Registrant.

10.14* Lease, dated July 12, 1990, between the Registrant and Sylvan and Stanford Makover Joint Venture, as amended.

Exhibit
   No.                                Description

10.15* Lease, dated August 23, 1989, between the Registrant and Bradley Spear and Seattle First National Bank, co-executors of the estate of A.H. Spear.

10.16*+   1996 Employee Stock Purchase Plan.

10.17*** First Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated March 1, 1997.

10.18**** Second Amendment to Amended and Restated Loan Agreement with Fleet
          Capital Corporation, dated July 1, 1997.

10.19xx Third Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated October 31, 1997.

10.20**** Lease dated July 11, 1997 between AmberJack, Ltd. and the Registrant.

10.21x+   Employment Agreement for Robert Cirulnick

10.22x+   Employment Agreement for Richard S. Youngman

10.23x+   Termination Agreement for Steven Townsend

10.24x+   Addendum to Incentive Stock Option Agreement for Steven H. Townsend

10.25xx Third Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated October 31, 1997.

10.26xx Agency and Interlender Agreement between United Natural Foods, Inc. and Fleet Capital Corporation, First Union National Bank and Nationsbank, N.A., dated December 1, 1997.

10.27 Fourth Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated July 31, 1999.

10.28     Lease dated August, 1998 between Valley Centre I, L.L.C. and the
          Registrant.

21        Subsidiaries of the Registrant.

23        Consent of KPMG LLP.

27        Financial Data Schedule

          Schedule II - Valuation and Qualifying Accounts and Report of Independent Accountants thereon.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)
** Incorporated by reference to an Annex to the Registrant's Proxy Statement dated October 15, 1997 with respect to the Special Meeting of Stockholders dated October 30, 1997.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.
**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.
x Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.
xx Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997.
+ Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
United Natural Foods, Inc.:


Under date of September 3, 1999, we reported on the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Providence, Rhode Island
September 3, 1999                                               KPMG LLP

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                               ADDITIONS
                               BALANCE AT   CHARGED TO                BALANCE AT
                               BEGINNING    COST AND                  END OF
DESCRIPTION                    OF PERIOD    EXPENSES     DEDUCTIONS   PERIOD

(in thousands)
Bad Debt Allowance

Year ended July 31, 1999       $1,780       $1,995       $1,478       $2,297

Year ended July 31, 1998       $2,283       $2,462       $2,965       $1,780

Year ended July 31, 1997       $1,411       $2,191       $1,319       $2,283