Form 10-Q
period 1999-10-31
UNITED NATURAL FOODS INC
filed 1999-12-15
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1999

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

                              Yes |X|      No |_|

As of December 7, 1999, there were 18,259,678 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 31, 1999 and
         July 31, 1999                                                         3

         Consolidated Statements of Operations for the quarter ended
         October 31, 1999 and 1998                                             4

         Consolidated Statements of Cash Flows for the quarter ended
         October 31, 1999 and 1998                                             5

         Notes to Consolidated Financial Statements                          6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7-16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         16-17

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          -----------
(In thousands, except per share amounts)                                OCTOBER 31, 1999      JULY 31, 1999
                                                                        ----------------      -------------
ASSETS
Current assets:
    Cash                                                                    $   4,798           $   2,845
    Accounts receivable, net of allowance of $2,706 and $2,297,
        respectively                                                           72,130              60,612
    Notes receivable, trade                                                       999               1,096
    Inventories                                                               101,909              90,725
    Prepaid expenses                                                            6,491               5,660
    Deferred income taxes                                                       1,966               1,765
    Refundable income taxes                                                     4,985               3,939
                                                                            ---------           ---------
       Total current assets                                                   193,278             166,642
                                                                            ---------           ---------
Property & equipment, net                                                      43,672              43,784
                                                                            ---------           ---------

Other assets:
    Notes receivable, trade, net                                                  340                 333
    Goodwill, net                                                              26,047              26,250
    Covenants not to compete, net                                                 287                 328
    Other, net                                                                  1,010                 564
                                                                            ---------           ---------
       Total assets                                                         $ 264,634           $ 237,901
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                                          $  50,583           $  41,154
    Current installments of long-term debt                                      3,671               3,682
    Current installment of obligations under capital leases                       717                 833
    Accounts payable                                                           45,723              33,442
    Accrued expenses                                                           19,677              13,706
                                                                            ---------           ---------
       Total current liabilities                                              120,371              92,817

  Long-term debt, excluding current installments                               23,840              24,370
  Deferred income taxes                                                         1,311                 712
  Obligations under capital leases, excluding current installments              1,408               1,421
                                                                            ---------           ---------
       Total liabilities                                                      146,930             119,320
                                                                            ---------           ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                                --                  --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 18,260 at October 31, 1999;
        issued and outstanding 18,249 at July 31, 1999                            183                 182
    Additional paid-in capital                                                 67,839              67,740
    Unallocated shares of ESOP                                                 (2,543)             (2,584)
    Retained earnings                                                          52,225              53,243
                                                                            ---------           ---------
       Total stockholders' equity                                             117,704             118,581
                                                                            ---------           ---------

Total liabilities and stockholders' equity                                  $ 264,634           $ 237,901
                                                                            =========           =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       QUARTER ENDED
                                                                        OCTOBER 31,
                                                                        -----------
(In thousands, except per share data)                              1999                1998
                                                                   ----                ----
Net sales                                                       $ 218,455           $ 199,889
Cost of sales                                                     178,003             157,275
                                                                ---------           ---------
                 Gross profit                                      40,452              42,614
                                                                ---------           ---------

Operating expenses                                                 40,610              32,825
Amortization of intangibles                                           347                 286
                                                                ---------           ---------
                Total operating expenses                           40,957              33,111
                                                                ---------           ---------

                Operating (loss) income                              (505)              9,503
                                                                ---------           ---------

Other expense (income):
         Interest expense                                           1,267               1,516
         Other, net                                                   (75)               (176)
                                                                ---------           ---------
                 Total other expense (income)                       1,192               1,340
                                                                ---------           ---------

                 (Loss) income before income (benefit) taxes       (1,697)              8,163

Income (benefit) taxes                                               (679)              3,384
                                                                ---------           ---------
                Net (loss) income                               $  (1,018)          $   4,779
                                                                =========           =========
Per share data (basic):

                Net (loss) income                               $   (0.06)          $    0.26
                                                                =========           =========

Weighted average basic shares of common stock                      18,260              18,175
                                                                =========           =========

Per share data (diluted):

                Net (loss) income                               $   (0.06)          $    0.26
                                                                =========           =========

Weighted average diluted shares of common stock                    18,260              18,537
                                                                =========           =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     QUARTER
                                                                                 ENDED OCTOBER 31,
                                                                                 -----------------
(In thousands)                                                               1999               1998
                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $ (1,018)          $  4,779
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                             1,873              1,696
    Loss (gain) on disposals of property & equipment                             46                 (5)
    Deferred income tax benefit                                                 398                 78
    Provision for doubtful accounts                                             438                477
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                                (11,955)            (6,986)
         Inventory                                                          (11,184)            (8,884)
         Prepaid expenses                                                      (831)              (735)
         Refundable income taxes                                             (1,046)              (387)
         Other assets                                                          (406)               569
         Notes receivable, trade                                                 90                266
         Accounts payable                                                    12,280              4,318
         Accrued expenses                                                     5,971              1,085
                                                                           --------           --------
      Net cash used in operating activities                                  (5,344)            (3,729)
                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired                 --             (8,888)
    Proceeds from disposals of property and equipment                             1                 31
    Capital expenditures                                                     (1,436)            (1,599)
                                                                           --------           --------
      Net cash used in investing activities                                  (1,435)           (10,456)
                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                         9,430             15,285
    Repayments on long-term debt                                               (545)              (900)
    Principal payments of capital lease obligations                            (256)              (156)
    Proceeds from exercise of stock options                                      99                 --
    Other                                                                         4                 18
                                                                           --------           --------
      Net cash provided by financing activities                               8,732             14,247
                                                                           --------           --------

NET INCREASE IN CASH                                                          1,953                 62
Cash at beginning of period                                                   2,845              1,393
                                                                           --------           --------
Cash at end of period                                                      $  4,798           $  1,455
                                                                           ========           ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                           $  1,177           $  1,263
                                                                           ========           ========
        Income taxes                                                       $    141           $  3,826
                                                                           ========           ========

In the quarter ended October 31, 1999, the Company incurred $127 of capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1999 (UNAUDITED)

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

2.    INTEREST RATE SWAP AGREEMENT

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1%, thereby fixing our effective rate at 6%. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

3.    RESTRUCTURING COSTS

In connection with the consolidation of operations in the Eastern Region, we recorded employee severance expenses and employee retention expenses of $0.8 million and $0.7 million, respectively, and recorded incremental depreciation of $2.4 million for the year ended July 31, 1999. Approximately $0.6 million of the retention and severance expenses had been paid as of October 31, 1999 with most of the remaining amounts expected to be paid during the remainder of fiscal 2000. The incremental depreciation was to reduce the book value of the Chesterfield, New Hampshire facility, which was being held for sale, to its estimated net realizable value. Due to continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We will resume depreciating the remaining net book value of the Chesterfield facility in December 1999 for approximately $50,000 per quarter.

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                                  Quarter Ended
                                                                   October 31,
(In thousands)                                                   1999      1998
                                                                ------    ------
Basic weighted average shares outstanding                       18,260    18,175
     Net effect of dilutive stock options based upon the
       treasury stock method                                        --       362
                                                                ------    ------
Diluted weighted average shares outstanding                     18,260    18,537
                                                                ======    ======

There were no dilutive stock options for the quarter ended October 31, 1999 because the Company reported a net loss.

5.    BUSINESS SEGMENTS

The Company has several operating segments aggregated under the distribution segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaging in trading, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "other" caption in the segment information. The "other" caption also includes corporate expenses that are not allocated to operating segments.

      Following is business segment information for the periods indicated:

                                  Distribution       Other        Eliminations   Consolidated

Quarter Ended October 31, 1999
Revenue                             $ 208,813      $  14,240       $  (4,598)      $ 218,455
Operating Income (loss)             $     176      $    (661)      $     (20)      $    (505)
Amortization and Depreciation       $   1,575      $     298       $      --       $   1,873
Capital Expenditures                $   1,252      $     184       $      --       $   1,436
Assets                              $ 388,340      $  13,475       $(137,181)      $ 264,634

Quarter Ended October 31, 1998
Revenue                             $ 186,135      $  19,267       $  (5,513)      $ 199,889
Operating Income                    $   9,493      $      36       $     (26)      $   9,503
Amortization and Depreciation       $   1,321      $     375       $      --       $   1,696
Capital Expenditures                $   1,403      $     196       $      --       $   1,599
Assets                              $ 357,553      $  31,960       $(145,207)      $ 244,306

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into four principal units:
United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Rainbow Natural Foods, Inc. in the Central Region, Mountain People's Warehouse, Inc. in the Western Region and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate a number of retail natural products stores located in the eastern United States. Our retail strategy is to selectively acquire existing natural products stores that meet our strict criteria in areas such as sales growth, profitability, growth potential and store management. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the relocation of our Denver, Colorado distribution center and the expansion of refrigerated and frozen space at our Auburn, California and Atlanta, Georgia facilities. Additionally, our Seattle, Washington facility was relocated to a larger facility in Auburn, Washington during the third quarter of fiscal 1999.

We have incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consist of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and first quarter of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. Due to the continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We expect that the increased operating expenses, lower gross margin and lower sales than prior quarters in the Eastern Region will continue throughout much of fiscal 2000.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation, and amortization expense. Other expenses include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, a business specializing in the purchase, sale and distribution of produce and other perishable items, for $10.8 million to $12 million, predicated upon the future performance of the acquired business, including $9.1 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses. The acquisition of Albert's has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                              Quarter Ended
                                                               October 31,
                                                            1999         1998
                                                           -------------------
Net sales                                                  100.0%        100.0%
Cost of sales                                               81.5%         78.7%
                                                           -----         -----
            Gross profit                                    18.5%         21.3%
                                                           -----         -----

Operating expenses                                          18.6%         16.4%
Amortization of intangibles                                  0.2%          0.1%
                                                           -----         -----
            Total operating expenses                        18.7%         16.6%
                                                           -----         -----

            Operating (loss) income                        -0.2%           4.8%
                                                           -----         -----

Other expense (income):
     Interest expense                                        0.6%          0.8%
     Other, net                                               --          -0.1%
                                                           -----         -----
            Total other expense (income)                     0.5%          0.7%
                                                           -----         -----

            (Loss) income before income (benefit) taxes    -0.8%           4.1%
Income (benefit) taxes                                     -0.3%           1.7%
                                                           -----         -----
            Net (loss) income                              -0.5%           2.4%
                                                           =====         =====

Quarter Ended October 31, 1999 Compared To Quarter Ended October 31, 1998

Net Sales.

Our net sales increased approximately 9.3%, or $18.6 million, to $218.5 million for the quarter ended October 31, 1999 from $199.9 million for the quarter ended October 31, 1998. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and the inclusion of a full quarter of Albert's Organics sales. Net sales for the first quarter of fiscal 1998 included only one month of Albert's sales. These increases were partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores in April 1999. Excluding Albert's August 1999 and September 1999 sales and the Natural Retail Group's first quarter of fiscal 1998 sales by the sold stores, sales increased approximately 7.6% for the quarter ended October 31, 1999 over the comparable prior year period.

These growth rates are lower than in past quarters. The major factors contributing to our lower growth rates were increased out of stocks in the Eastern Region and loss of customers in the Eastern Region to other suppliers.

Gross Profit.

Our gross profit decreased approximately 5.1%, or $2.2 million, to $40.5 million for the quarter ended October 31, 1999 from $42.6 million for the quarter ended October 31, 1998. Our gross profit as a percentage of net sales decreased to 18.5% for the quarter ended October 31, 1999 from 21.3% for the quarter ended October 31, 1998. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Our total operating expenses increased approximately 23.7%, or $7.8 million, to $41.0 million for the quarter ended October 31, 1999 from $33.1 million for the quarter ended October 31, 1998. As a percentage of net sales, operating expenses increased to 18.7% for the quarter ended October 31, 1999 from 16.6% for the quarter ended October 31, 1998. The increase in operating expenses as a percentage of net sales was primarily due to the continuing difficulties in the Eastern Region and increased costs in all regions for insurance and fuel. We incurred approximately $3 million in the Eastern Region in redundant labor expenses and approximately $0.6 million for temporary storage and rental equipment. Our company-wide insurance and fuel expenses have increased approximately $1 million compared to the comparable prior year period.

Operating (Loss) Income.

Operating income decreased $10.0 million, to a loss of $(0.5) million for the quarter ended October 31, 1999 from income of $9.5 million for the quarter ended October 31, 1998.

Other (Income)/Expense.

The $0.1 million decrease in other expense in the quarter ended October 31, 1999 compared to the quarter ended October 31, 1998 was primarily attributable to slightly lower interest expense, reflecting a lower level of debt in the first quarter of fiscal 2000.

Income (Benefit) Taxes.

Our effective income (benefit) tax rates were (40.0)% and 41.5% for the quarters ended October 31, 1999 and 1998, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net (Loss) Income.

As a result of the foregoing, net income decreased $5.8 million, to a loss of $(1.0) million for the quarter ended October 31, 1999, compared to net income of $4.8 million in the quarter ended October 31, 1998.

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

Net cash used in operations was $5.3 million and $3.7 million for the quarter ended October 31, 1999 and 1998, respectively. Cash used in operations in the first quarter of fiscal 2000 related primarily to investments in inventory in the ordinary course of business and an increase in accounts receivable. Days sales outstanding for the quarter ended October 31, 1999 has increased to approximately 30 days from approximately 26 days at July 31,1999. We are allocating additional resources to collection efforts to decrease our days sales outstanding. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by increases in accounts payable and accrued expenses. Cash used in operations in the first quarter of fiscal 1999 was due primarily to cash investments in accounts receivable and inventory in the ordinary course of business, partially offset by cash collected from customers net of cash paid to vendors and an increase in accounts payable. Working capital at October 31, 1999 was $72.9 million.

Net cash used in investing activities was $1.4 million and $10.5 million for the quarters ended October 31, 1999 and 1998, respectively. Investing activities in the quarter ended October 31, 1999 were for capital expenditures. Investing activities in the quarter ended October 31, 1998 were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems.

Cash provided by financing activities was $8.7 million and $14.2 million for the quarters ended October 31, 1999 and 1998, respectively. We increased borrowings on our line of credit by $9.4 million and $15.3 million during the first quarters of fiscal 2000 and fiscal 1999, respectively, and repaid long-term obligations in the amount of $0.8 million and $1.1 million, respectively.

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

Our Central Region

We believe our Central Region's critical information technology infrastructure components and embedded chips are also Year 2000 compliant. Our Central Region does not employ two digit date coding logic and has simulated Year 2000 dates in tests of its hardware and operating systems as well as selected applications software. We have completed all planned Year 2000 simulation testing. We have also completed an independent third-party review of our Central Region's operating system and critical information technology applications software code which has indicated that they are Year 2000 compliant. The Denver facility's telephone system was replaced in October 1999 and is now Year 2000 compliant. All other significant information technology infrastructure components and embedded chips either have been modified or, if not Year 2000 compliant, have been retired.

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

We have assembled a team of IT professionals both from within and outside the Company who are familiar with our systems in an effort to successfully resolve any Year 2000 issues in a timely manner if testing and remediation are not completed by year-end. If we are unable to resolve these issues by January 1, 2000, we expect to manually perform certain functions performed by the affected systems until the issues are resolved. This could adversely affect our ability to fill and process customer orders which could result in a reduction in our revenues and net income. In addition, any additional costs incurred to address these problems could adversely impact our operating income and net income.

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

The telephone systems in all Eastern Region locations are Year 2000 compliant.

Retail Stores

All of our cash registers are Year 2000 compliant. We believe all other critical information technology infrastructure and embedded chips are Year 2000 compliant.

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

Expenditures

We are in the process of updating our systems for business functionality reasons and have adopted a systems strategy of staying current with state of the art systems technology. We are also in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would have been performed regardless of the Year 2000 issue both from a timing and cost perspective. We have significantly increased our information technology expenditures to execute our systems strategy that includes any immaterial incremental amounts to achieve Year 2000 compliance. We therefore believe that we will have spent an immaterial incremental amount on Year 2000 remediation over what we would have spent to execute our going forward systems strategy. We spent on information technology systems and support approximately $1.9 million, $7 million, $4 million and $3 million in the quarter ended October 31, 1999 and fiscal 1999, 1998 and 1997, respectively.

Potential Risks

The dates on which we believe we will be Year 2000 compliant are based on our plans for work to be performed and best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. If we are unsuccessful in completing remediation of non-compliant systems, correcting embedded chips or if customers or suppliers cannot rectify their Year 2000 issues, it could have a material adverse effect on our business, financial condition and results of operations. We have not yet established a contingency plan in the event of non-compliance by any parties. We are developing regional contingency plans for any critical business applications.

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

We announced plans during fiscal 1999 to close our Chesterfield, New Hampshire distribution center and to consolidate its operations with our Dayville, Connecticut and New Oxford, Pennsylvania facilities. We began transferring sales operations from the Chesterfield facility to our Dayville facility during June of 1999. Due to the continuing difficulties of the consolidation, our new management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. There are numerous risks involved with keeping the Chesterfield facility open and the transfer of sales to the Dayville facility which has already occurred, including, among other things:

      o we have had and may continue to have difficulty retaining drivers currently employed at our Chesterfield facility or hiring a sufficient number of new drivers at our Dayville, New Oxford and Chesterfield facilities to handle the increased sales volume at those facilities;

      o we have had and may continue to have difficulty retaining warehouse employees at our Chesterfield facility or hiring a sufficient number of new warehouse employees at our Dayville, New Oxford and Chesterfield facilities to handle the increased sales volume at those facilities;

      o     we have lost and may continue to lose business;

      o our operating costs have increased and may continue to increase because of the expenses involved in continuing to operate the Chesterfield facility and consolidating certain of its operations into the operations in place at the Dayville facility;

      o our Dayville facility has had and may continue to have, along with our Chesterfield facility, difficulty accommodating the increased sales volume; and

      o construction delays in the expansion of the New Oxford facility could delay the realization of savings.

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

We are dependent on a number of key executives

Management of our business is substantially dependent on the services of Michael
S. Funk, Chief Executive Officer, Richard S. Youngman, President, and other key management employees. Norman A. Cloutier, our former Chairman of the Board and Chief Executive Officer, resigned these positions on December 6, 1999. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of September 30, 1999, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 36% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to elect our directors and may have the ability to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

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

b)    Reports on Form 8-K.

On December 8, 1999, the Company filed a Current Report on Form 8-K dated December 6, 1999 announcing under Item 5 (Other Events) a press release regarding (1) the election of Michael S. Funk as Chief Executive Officer, (2) the election of Richard S. Youngman as President, (3) the election of Kevin T. Michel as Vice President and Chief Financial Officer, (4) the election of Thomas
B. Simone as Chairman of the Board of Directors and (5) the resignation of Norman A. Cloutier as Chief Executive Officer and Chairman of the Board of Directors, and presenting under Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits) the following information:

EXHIBITS                Press Release dated December 6, 1999

                                  Exhibit Index

Exhibit No.         Description                                 Page
-----------         -----------                                 ----
27                  Financial Data Schedule                       19

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

Dated: December 15, 1999