Form 10-Q
period 2000-01-31
UNITED NATURAL FOODS INC
filed 2000-03-16
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2000

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

As of March 8, 2000, there were 18,259,678 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 31, 2000 and July 31, 1999                      3

         Consolidated Statements of Operations for the three and six months ended
         January 31, 2000 and 1999                                                                 4

         Consolidated Statements of Cash Flows for the six months ended January 31,
         2000 and 1999                                                                             5

         Notes to Consolidated Financial Statements                                              6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             7-17

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                17

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                      17

Item 6.  Exhibits and Reports on Form 8-K                                                      17-18

         Signatures                                                                               19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                             -----------
(In thousands, except per share amounts)                                   JANUARY 31, 2000             JULY 31, 1999
                                                                           ----------------             -------------
ASSETS
Current assets:
    Cash                                                                      $   3,764                   $   2,845
    Accounts receivable, net of allowance of $2,706 and $2,297,
        respectively                                                             76,095                      60,612
    Notes receivable, trade                                                         904                       1,096
    Inventories                                                                 111,936                      90,725
    Prepaid expenses                                                              5,410                       5,660
    Deferred income taxes                                                         1,922                       1,765
    Refundable income taxes                                                       8,548                       3,939
                                                                              ---------                   ---------
       Total current assets                                                     208,579                     166,642

Property & equipment, net                                                        42,726                      43,784
Other assets:
    Notes receivable, trade, net                                                    234                         333
    Goodwill, net                                                                25,843                      26,250
    Covenants not to compete, net                                                   249                         328
    Other, net                                                                      943                         564
                                                                              ---------                   ---------
       Total assets                                                           $ 278,574                   $ 237,901
                                                                              =========                   =========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                                            $  71,006                   $  41,154
    Current installments of long-term debt                                        3,644                       3,682
    Current installment of obligations under capital leases                         509                         833
    Accounts payable                                                             47,515                      33,442
    Accrued expenses                                                             15,745                      13,706
                                                                              ---------                   ---------
       Total current liabilities                                                138,419                      92,817

  Long-term debt, excluding current installments                                 23,310                      24,370
  Deferred income taxes                                                           1,809                         712
  Obligations under capital leases, excluding current installments                1,819                       1,421
                                                                              ---------                   ---------
       Total liabilities                                                        165,357                     119,320
                                                                              ---------                   ---------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                                  --                          --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 18,260 at January 31, 2000;
        issued and outstanding 18,249 at July 31, 1999                              183                         182
    Additional paid-in capital                                                   67,839                      67,740
    Unallocated shares of ESOP                                                   (2,502)                     (2,584)
    Retained earnings                                                            47,697                      53,243
                                                                              ---------                   ---------
       Total stockholders' equity                                               113,217                     118,581
                                                                              ---------                   ---------
Total liabilities and stockholders' equity                                    $ 278,574                   $ 237,901
                                                                              =========                   =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         QUARTER ENDED          SIX MONTHS ENDED
                                                          JANUARY 31,              JANUARY 31,
                                                          -----------              -----------

(In thousands, except per share data)                 2000         1999         2000         1999
                                                    ---------    ---------    ---------    ---------
Net sales                                           $ 231,375    $ 215,748    $ 449,830    $ 415,637
Cost of sales                                         189,204      169,540      367,207      326,815
                                                    ---------    ---------    ---------    ---------
                 Gross profit                          42,171       46,208       82,623       88,822
                                                    ---------    ---------    ---------    ---------

Operating expenses                                     45,565       35,415       86,175       68,240
Restructuring and asset impairment charges              2,420          705        2,420          705
Amortization of intangibles                               203          313          550          599
                                                    ---------    ---------    ---------    ---------
                Total operating expenses               48,188       36,433       89,145       69,544
                                                    ---------    ---------    ---------    ---------

                Operating (loss)  income               (6,017)       9,775       (6,522)      19,278
                                                    ---------    ---------    ---------    ---------
Other expense (income):
         Interest expense                               1,640        1,553        2,907        3,069
         Other, net                                      (130)        (183)        (205)        (359)
                                                    ---------    ---------    ---------    ---------
                 Total other expense                    1,510        1,370        2,702        2,710
                                                    ---------    ---------    ---------    ---------

(Loss) income before income (benefit) taxes            (7,527)       8,405       (9,224)      16,568

Income (benefit) taxes                                 (2,999)       3,489       (3,678)       6,873

                                                    ---------    ---------    ---------    ---------
                Net (loss) income                   $  (4,528)   $   4,916    $  (5,546)   $   9,695
                                                    =========    =========    =========    =========
Per share data (basic):

                Net (loss) income                   $   (0.25)   $    0.27    $   (0.30)   $    0.53
                                                    =========    =========    =========    =========

Weighted average shares of common stock                18,260       18,175       18,260       18,175
                                                    =========    =========    =========    =========
Per share data (diluted):

                Net (loss) income                   $   (0.25)   $    0.27    $   (0.30)   $    0.52
                                                    =========    =========    =========    =========

Weighted average shares of common stock                18,260       18,538       18,260       18,538
                                                    =========    =========    =========    =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             SIX MONTHS
                                                                                          ENDED JANUARY 31,
                                                                                        --------------------
(In thousands)                                                                            2000        1999
                                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                       $ (5,546)   $  9,695
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                                          3,807       3,272
    Loss on disposals of property & equipment                                              1,550         192
    Deferred income tax benefit (expense)                                                    941        (220)
    Provision for doubtful accounts                                                          969         904
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                                             (16,452)    (10,294)
         Inventory                                                                       (21,210)     (8,113)
         Prepaid expenses                                                                    249      (1,399)
         Refundable income taxes                                                          (4,609)     (1,247)
         Other assets                                                                       (298)        552
         Notes receivable, trade                                                             291         (77)
         Accounts payable                                                                 14,073      (2,377)
         Accrued expenses                                                                  2,039          31
                                                                                        --------    --------
      Net cash used in operating activities                                              (24,196)     (9,081)
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired                              --      (8,888)
    Proceeds from disposals of property and equipment                                         25          47
    Capital expenditures                                                                  (3,323)     (2,879)
                                                                                        --------    --------
      Net cash used in investing activities                                               (3,298)    (11,720)
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                                     29,852      23,199
    Repayments on long-term debt                                                          (1,101)     (1,767)
    Proceeds from long-term debt                                                               4          --
    Principal payments of capital lease obligations                                         (441)       (273)
    Proceeds from exercise of stock options                                                   99          --
    Other                                                                                     --          18
                                                                                        --------    --------
      Net cash provided by financing activities                                           28,413      21,177
                                                                                        --------    --------
NET INCREASE IN CASH                                                                         919         376
Cash at beginning of period                                                                2,845       1,393
                                                                                        --------    --------
Cash at end of period                                                                   $  3,764    $  1,769
                                                                                        ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                        $  2,433    $  2,703
                                                                                        ========    ========
        Income taxes                                                                    $    201    $  8,510
                                                                                        ========    ========

In the six months ended January 31, 2000, the Company incurred $514 of capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2000 (UNAUDITED)

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

2. LINE OF CREDIT AGREEMENT

We are a party to a line of credit agreement with Fleet Capital Corporation. The agreement contains certain financial covenants. As of January 31, 2000, we were in compliance with all but one of these covenants. Fleet has waived this covenant as of January 31, 2000 and revised this covenant through October 31, 2000 in exchange for a 1/4% increase in the interest rate we pay Fleet. We do not expect this increase to have a material impact on our results of operations or financial condition.

3. INTEREST RATE SWAP AGREEMENT

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

4. RESTRUCTURING COSTS

In connection with the consolidation of operations in the Eastern Region, we recorded employee severance expenses and employee retention expenses of $0.8 million and $0.7 million, respectively, and recorded incremental depreciation of $2.4 million for the year ended July 31, 1999. We recorded asset impairment charges of $1.5 million and additional employee severance and retention expenses of $0.3 million in the quarter ended January 31, 2000. Approximately $1.1 million of the retention and severance expenses had been paid as of January 31, 2000 with most of the remaining amounts expected to be paid during the remainder of fiscal 2000. The incremental depreciation was to reduce the book value of the Chesterfield, New Hampshire facility, which was being held for sale, to its estimated net realizable value. Due to continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We resumed depreciating the remaining net book value of the Chesterfield facility in December 1999.

In connection with the consolidation of operations in the Central Region and the closing of our Chicago facility, we recorded restructuring and asset impairment charges of $0.3 million each in the quarter ended January 31, 2000. None of these restructuring expenses had been paid as of January 31, 2000.

5. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                                      Quarter Ended              Six Months Ended
                                                                       January 31,                  January 31,
(In thousands)                                                      2000         1999           2000           1999
                                                                    ----         ----           ----           ----
Basic weighted average shares outstanding                          18,260       18,175         18,260         18,175
     Net effect of dilutive stock options based upon the
       treasury stock method                                           --          363             --            363
                                                                   ------       ------         ------         ------
Diluted weighted average shares outstanding                        18,260       18,538         18,260         18,538
                                                                   ======       ======         ======         ======

There were no dilutive stock options for the quarter and six months ended Janaury 31, 2000 because the Company reported a net loss.

6. BUSINESS SEGMENTS

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

      Following is business segment information for the periods indicated:

                                       Distribution        Other         Eliminations    Consolidated
                                       ------------        -----         ------------    ------------
Six Months Ended January 31, 2000
Revenue                                 $ 429,831        $  29,149        $  (9,150)       $ 449,830
Operating Income (loss)                 $  (2,143)       $  (4,473)       $      94        $  (6,522)
Amortization and Depreciation           $   3,206        $     600        $      --        $   3,806
Capital Expenditures                    $   3,335        $     502        $      --        $   3,837
Assets                                  $ 402,349        $   9,540        $(133,315)       $ 278,574

Six Months Ended January 31, 1999
Revenue                                 $ 387,033        $  40,141        $ (11,537)       $ 415,637
Operating Income                        $  18,677        $     500        $     101        $  19,278
Amortization and Depreciation           $   2,525        $     747        $      --        $   3,272
Capital Expenditures                    $   2,460        $     419        $      --        $   2,879
Assets                                  $ 363,920        $  27,283        $(142,781)       $ 248,422

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

We have incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consist of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and first two quarters of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. Due to the continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We expect that the lower gross margin and lower sales than prior quarters in the Eastern Region will continue throughout fiscal 2000. Additionally, we plan to close our Chicago facility during the third quarter of fiscal 2000. Most of our existing Chicago volume will be serviced from our Aurora, Colorado facility. We do not expect the closure of our Chicago facility to have material impact on our results of operations or financial condition.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                Quarter Ended         Six Months Ended
                                                                 January 31,             January 31,
                                                                2000      1999         2000      1999
                                                               ---------------        ---------------
Net sales                                                      100.0%    100.0%       100.0%    100.0%
Cost of sales                                                   81.8%     78.6%        81.6%     78.6%
                                                               -----     -----        -----     -----
                 Gross profit                                   18.2%     21.4%        18.4%     21.4%
                                                               -----     -----        -----     -----
Operating expenses                                              19.7%     16.4%        19.2%     16.4%
Restructuring and asset impairment charges                       1.0%      0.3%         0.5%      0.2%
Amortization of intangibles                                      0.1%      0.1%         0.1%      0.1%
                                                               -----     -----        -----     -----
                Total operating expenses                        20.8%     16.9%        19.8%     16.7%
                                                               -----     -----        -----     -----
                Operating (loss) income                         -2.6%      4.5%        -1.4%      4.6%
                                                               -----     -----        -----     -----
Other expense (income):
         Interest expense                                        0.7%      0.7%         0.6%      0.7%
         Other, net                                             -0.1%     -0.1%          --      -0.1%
                                                               -----     -----        -----     -----
                 Total other expense                             0.7%      0.6%         0.6%      0.7%
                                                               -----     -----        -----     -----
                 (Loss) income before income (benefit)
                   taxes                                        -3.3%      3.9%        -2.1%      4.0%
Income (benefit) taxes                                          -1.3%      1.6%        -0.8%      1.7%
                                                               -----     -----        -----     -----
                Net (loss) income                               -2.0%      2.3%        -1.2%      2.3%
                                                               =====     =====        =====     =====

Quarter Ended January 31, 2000 Compared To Quarter Ended January 31, 1999

Net Sales.

Our net sales increased approximately 7.2%, or $15.6 million, to $231.4 million for the quarter ended January 31, 2000 from $215.7 million for the quarter ended January 31, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers. These increases were partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores and the closing of one store in April 1999. Excluding the Natural Retail Group's second quarter of fiscal 1999 sales by the sold and closed stores, sales increased approximately 9.5% for the quarter ended January 31, 2000 over the comparable prior year period.

These growth rates are lower than in past quarters. The major factors contributing to our lower growth rates were increased out of stocks in the Eastern Region and loss of volume in the Eastern Region to other suppliers due to difficulties encountered in the consolidation effort.

Gross Profit.

Our gross profit decreased approximately 8.7%, or $4.0 million, to $42.2 million for the quarter ended January 31, 2000 from $46.2 million for the quarter ended January 31, 1999. Our gross profit as a percentage of net sales decreased to 18.2% for the quarter ended January 31, 2000 from 21.4% for the quarter ended January 31, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Our total operating expenses increased approximately 32.3%, or $11.8 million, to $48.2 million for the quarter ended January 31, 2000 from $36.4 million for the quarter ended January 31, 1999. As a percentage of net sales, operating expenses increased to 20.8% for the quarter ended January 31, 2000 from 16.9% for the quarter ended January 31, 1999. The increase in operating expenses as a percentage of net sales was primarily due to the continuing difficulties in the Eastern Region and increased costs in all regions for insurance and fuel. We incurred approximately $3 million in the Eastern Region in redundant labor expenses and approximately $0.6 million for temporary storage and rental equipment. Our company-wide insurance and fuel expenses have increased approximately $1 million compared to the comparable prior year period.

Our operating expenses for the quarter ended January 31, 2000 were also impacted by several non-recurring charges. These charges included approximately $2.6 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Our operating expenses for the quarter ended January 31, 1999 included approximately $0.7 million of restructuring expenses related to the Eastern Region consolidation. Excluding these non-recurring charges, operating expenses would have been $43.1 million, or 18.6% of net sales, for the quarter ended January 31, 2000 and $35.7 million, or 16.6% of net sales, for the quarter ended January 31, 1999. Excluding non-recurring charges, operating expenses would have increased $7.4 million, or 20.8%, in the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999.

Operating (Loss) Income.

Operating income decreased $15.8 million, to a loss of $(6.0) million for the quarter ended January 31, 2000 from income of $9.8 million for the quarter ended January 31, 1999. Excluding the non-recurring charges discussed above, operating income would have decreased $11.1 million, to a loss of $(0.6) million for the quarter ended January 31, 2000 from income of $10.5 million for the quarter ended January 31, 1999.

Other (Income)/Expense.

The $0.1 million increase in other expense in the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999 was primarily attributable to slightly higher interest expense, reflecting a higher level of debt in the second quarter of fiscal 2000.

Income (Benefit) Taxes.

Our effective income (benefit) tax rates were (39.8)% and 41.5% for the quarters ended January 31, 2000 and 1999, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net (Loss) Income.

As a result of the foregoing, net income decreased $9.4 million, to a loss of $(4.5) million for the quarter ended January 31, 2000, compared to net income of $4.9 million in the quarter ended January 31, 1999. Excluding the non-recurring charges discussed above, net income would have decreased $6.6 million, to a loss of $(1.3) million for the quarter ended January 31, 2000 from income of $5.3 million for the quarter ended January 31, 1999.

Six Months Ended January 31, 2000 Compared To Six Months Ended January 31, 1999

Net Sales.

Our net sales increased approximately 8.2%, or $34.2 million, to $449.8 million for the six months ended January 31, 2000 from $415.6 million for the six months ended January 31, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers, as well as an additional two months of sales from Albert's Organics in fiscal 2000. These increases were partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores and the closing of one store in April 1999. Excluding the impact of the additional Albert's sales and the Natural Retail Group's first six months of fiscal 1999 sales by the sold and closed stores, sales increased approximately 8.5% for the six months ended January 31, 2000 over the comparable prior year period.

These growth rates are lower than in the past. The major factors contributing to our lower growth rates were increased out of stocks in the Eastern Region and loss of volume in the Eastern Region to other suppliers due to difficulties encountered in the consolidation effort.

Gross Profit.

Our gross profit decreased approximately 7.0%, or $6.2 million, to $82.6 million for the six months ended January 31, 2000 from $88.8 million for the six months ended January 31, 1999. Our gross profit as a percentage of net sales decreased to 18.4% for the six months ended January 31, 2000 from 21.4% for the six months ended January 31, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Our total operating expenses increased approximately 28.2%, or $19.6 million, to $89.1 million for the six months ended January 31, 2000 from $69.5 million for the six months ended January 31, 1999. As a percentage of net sales, operating expenses increased to 19.8% for the six months ended January 31, 2000 from 16.7% for the six months ended January 31, 1999. The increase in operating expenses as a percentage of net sales was primarily due to the continuing difficulties in the Eastern Region and increased costs in all regions for insurance and fuel. We incurred approximately $6 million in the Eastern Region in redundant labor expenses and approximately $1 million for temporary storage and rental equipment. Our company-wide insurance and fuel expenses have increased approximately $2 million compared to the comparable prior year period.

Our operating expenses for the six months ended January 31, 2000 were also impacted by several non-recurring charges. These charges included approximately $2.6 million of severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Our operating expenses for the six months ended January 31, 1999 included approximately $0.7 million of restructuring expenses related to the Eastern Region consolidation. Excluding these non-recurring charges, operating expenses would have been $84.7 million, or 18.8% of net sales, for the six months ended January 31, 2000 and $68.8 million, or 16.6% of net sales, for the six months ended January 31, 1999. Excluding non-recurring charges, operating expenses would have increased $15.9 million, or 23.1% in the six months ended January 31, 2000 compared to the six months ended January 31, 1999.

Operating (Loss) Income.

Operating income decreased $25.8 million, to a loss of $(6.5) million for the six months ended January 31, 2000 from income of $19.3 million for the six months ended January 31, 1999. Excluding the non-recurring charges discussed above, operating income would have decreased $20.8 million, to a loss of $(1.1) million for the six months ended January 31, 2000 from income of $19.7 million for the six months ended January 31, 1999.

Other (Income)/Expense.

Other expense in the six months ended January 31, 2000 compared to the six months ended January 31, 1999 was unchanged primarily attributable to the same level of interest expense.

Income (Benefit) Taxes.

Our effective income (benefit) tax rates were (39.9)% and 41.5% for the six months ended January 31, 2000 and 1999, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net (Loss) Income.

As a result of the foregoing, net income decreased $15.2 million, to a loss of $(5.5) million for the six months ended January 31, 2000, compared to net income of $9.7 million in the six months ended January 31, 1999. Excluding the non-recurring charges discussed above, net income would have decreased $12.4 million, to a loss of $(2.3) million for the six months ended January 31, 2000 from income of $10.1 million for the six months ended January 31, 1999.

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

Net cash used in operations was $24.2 million and $9.1 million for the six months ended January 31, 2000 and 1999, respectively. Cash used in operations in the first six months of fiscal 2000 related primarily to investments in inventory in the ordinary course of business and an increase in accounts receivable. Days sales outstanding at January 31, 2000 has increased to approximately 31 days from approximately 26 days at July 31, 1999. We are allocating additional resources to collection efforts to decrease our days sales outstanding. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by an increase in accounts payable. Cash used in operations in the first six months of fiscal 1999 was due primarily to investments in accounts receivable and inventory in the ordinary course of business, partially offset by cash collected from customers net of cash paid to vendors. Working capital at January 31, 2000 was $70.2 million.

Net cash used in investing activities was $3.3 million and $11.7 million for the six months ended January 31, 2000 and 1999, respectively. Investing activities in the six months ended January 31, 2000 were for capital expenditures. Investing activities in the six months ended January 31, 1999 were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems.

Net cash provided by financing activities was $28.4 million and $21.2 million for the six months ended January 31, 2000 and 1999, respectively. We increased borrowings on our line of credit by $29.9 million and $23.2 million during the first six months of fiscal 2000 and fiscal 1999, respectively, and repaid long-term obligations in the amount of $1.5 million and $2.0 million, respectively.

We are a party to a line of credit agreement with Fleet Capital Corporation. The agreement contains certain financial covenants. As of January 31, 2000, we were in compliance with all but one of these covenants. Fleet has waived this covenant as of January 31, 2000 and revised this covenant through October 31, 2000 in exchange for a 1/4% increase in the interest rate we pay Fleet. We do not expect this increase to have a material impact on our results of operations or financial condition.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five-year term of the swap agreement may be extended to seven years at the option of the counterparty.

IMPACT OF INFLATION

Historically, we have been able to pass along inflation-related increases. Consequently, inflation has not had a material impact upon the results our operations or profitability. We are currently assessing and implementing strategies to mitigate the impact rising fuel costs have on our results of operations. Continuing increases in the cost of fuel could have a material adverse impact on our results of operations and profitability if we are unable to pass along a significant portion of these increases.

SEASONALITY

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in the Company's operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.


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

Year 2000 Issues

Results

The Year 2000 issue has not had any material impact on our operations and we do not expect it to have any material impact on our operations.

Expenditures

We are in the process of updating our systems for business functionality reasons and have adopted a systems strategy of staying current with state of the art systems technology. We are also in the process of integrating acquisitions to achieve customer service and operating efficiency improvements, which require common state of the art systems technology. Accordingly, all business systems changes would have been performed regardless of the Year 2000 issue both from a timing and cost perspective. We have significantly increased our information technology expenditures to execute our systems strategy that includes any immaterial incremental amounts to achieve Year 2000 compliance. We therefore believe that we spent an immaterial incremental amount on Year 2000 remediation over what we would have spent to execute our going forward systems strategy.

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

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. United Natural merged with Stow Mills in October 1997. The successful integration of this merger is critical to our future operating and financial performance. The integration will require, among other things:

      o     the optimization of delivery routes;

      o     coordination of administrative, distribution and finance functions;
            and

      o     the integration of personnel.

The integration process has and could continue to divert the attention of management, and any further difficulties or problems encountered in the transition process could continue to have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining the companies has and could continue to cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that United Natural will realize any of the anticipated benefits of the Stow Mills merger.

We announced plans during fiscal 1999 to close our Chesterfield, New Hampshire distribution center and to consolidate its operations with our Dayville, Connecticut and New Oxford, Pennsylvania facilities. We began transferring sales operations from the Chesterfield facility to our Dayville facility during June of 1999. Due to the continuing difficulties of the consolidation, our new management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. There are numerous risks involved with keeping the Chesterfield facility open and the transfer of sales between Eastern Region facilities, including, among other things:

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

      o     we have lost and may continue to lose volume;

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 17% and 12%, respectively, of our net sales during the six months ended January 31, 2000. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Richard S. Youngman, President, and other key management employees. Norman A. Cloutier, our former Chairman of the Board and Chief Executive Officer, resigned these positions on December 6, 1999. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of January 31, 2000, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 30% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to significantly influence the election our directors and may have the ability to significantly influence the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of March 10, 2000, approximately 180 employees, representing approximately 7% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

                           PART II. OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 22, 1999, the stockholders of the Company considered and voted on two proposals:

1) To elect Norman A. Cloutier and Michael S. Funk as Class III directors for the ensuing three years. The results of the voting were as follows:
      Cloutier: (i) 13,868,885 votes FOR, and (ii) 1,886,629 votes WITHHELD; and
      Funk: (i) 15,691,278 votes FOR, and (ii) 64,236 votes WITHHELD. There were no broker non-votes. Mr. Cloutier subsequently resigned as a member of the Board of Directors on January 4, 2000.

2) To ratify the appointment of KPMG LLP as the Company's independent public accountants for the current fiscal year. The results of the voting were as follows: (i) 15,747,505 votes FOR, (ii) 4,184 votes AGAINST and (iii) 3,825 votes ABSTAINING. There were no broker non-votes.

                    Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

b) Reports on Form 8-K.

On March 2, 2000, we filed a Current Report on Form 8-K dated February 22, 1999 announcing under Item 5 (Other Events) a press release regarding the declaration of a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock, and presenting under Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits) the following information:

1. Rights Agreement, dated as of February 22, 2000, between United Natural Foods, Inc., and Continental Stock Transfer and Trust Company, as Rights Agent, including all exhibits thereto, incorporated therein by reference to Exhibit 1 to the Corporation's Registration Statement on Form 8-A, dated March 2, 2000.

2. Press Release of the Corporation, dated February 22, 2000, incorporated therein by reference to Exhibit 2 to the Corporation's Registration Statement on Form 8-A, dated March 2, 2000.

                                  Exhibit Index

Exhibit No.      Description                                                Page
-----------      -----------                                                ----
27               Financial Data Schedule                                      20
99               Employment Transition Agreement and Mutual Release
                 between Norman A. Cloutier and United
                 Natural Foods, Inc.                                       21-27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED NATURAL FOODS, INC.


                                    /s/ Kevin T. Michel
                                    -----------------------------
                                    Kevin T. Michel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  March 16, 2000