Form 10-Q
period 2000-04-30
UNITED NATURAL FOODS INC
filed 2000-06-14
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2000

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

As of June 12, 2000, there were 18,273,374 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of April 30, 2000 and July 31, 1999                  3

          Consolidated Statements of Operations for the three and nine months ended
          April 30, 2000 and 1999                                                             4

          Consolidated Statements of Cash Flows for the nine months ended April 30,
          2000 and 1999                                                                       5

          Notes to Consolidated Financial Statements                                        6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                       7-16

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                          16

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                   16

          Signatures                                                                         17

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                            -----------
(In thousands, except per share amounts)                                   APRIL 30, 2000       JULY 31, 1999
                                                                           --------------       -------------
ASSETS
Current assets:
    Cash                                                                     $   3,334            $   2,845
    Accounts receivable, net of allowance of $3,578 and $2,297,
        respectively                                                            76,635               60,612
    Notes receivable, trade                                                        707                1,096
    Inventories                                                                101,919               90,725
    Prepaid expenses                                                             4,487                5,660
    Deferred income taxes                                                        2,406                1,765
    Refundable income taxes                                                      7,045                3,939
                                                                             ---------            ---------
       Total current assets                                                    196,533              166,642

Property & equipment, net                                                       47,952               43,784

Other assets:
    Notes receivable, trade, net                                                   257                  333
    Goodwill, net                                                               26,835               26,250
    Covenants not to compete, net                                                  212                  328
    Other, net                                                                     539                  564
                                                                             ---------            ---------
       Total assets                                                          $ 272,328            $ 237,901
                                                                             =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                                           $  66,504            $  41,154
    Current installments of long-term debt                                       2,240                3,682
    Current installment of obligations under capital leases                        300                  833
    Accounts payable                                                            48,102               33,442
    Accrued expenses                                                            13,052               13,706
                                                                             ---------            ---------
       Total current liabilities                                               130,198               92,817

  Long-term debt, excluding current installments                                23,906               24,370
  Deferred income taxes                                                          1,398                  712
  Obligations under capital leases, excluding current installments               1,804                1,421
                                                                             ---------            ---------
       Total liabilities                                                       157,306              119,320
                                                                             ---------            ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                                 --                   --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 18,264 at April 30, 2000;
        issued and outstanding 18,249 at July 31, 1999                             183                  182
    Additional paid-in capital                                                  67,839               67,740
    Unallocated shares of ESOP                                                  (2,462)              (2,584)
    Retained earnings                                                           49,462               53,243
                                                                             ---------            ---------
       Total stockholders' equity                                              115,022              118,581
                                                                             ---------            ---------
Total liabilities and stockholders' equity                                   $ 272,328            $ 237,901
                                                                             =========            =========

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    QUARTER ENDED           NINE MONTHS ENDED
                                                      APRIL 30,                 APRIL 30,
                                                      ---------                 ---------

(In thousands, except per share data)             2000         1999         2000         1999
                                                  ----         ----         ----         ----
Net sales                                      $ 229,205    $ 226,892    $ 679,035    $ 642,529
Cost of sales                                    183,900      178,953      551,107      505,768
                                               ---------    ---------    ---------    ---------
                Gross profit                      45,305       47,939      127,928      136,761
                                               ---------    ---------    ---------    ---------

Operating expenses                                40,561       36,893      126,736      105,133
Restructuring and asset impairment charges            --        1,538        2,420        2,243
Amortization of intangibles                          278          245          828          844
                                               ---------    ---------    ---------    ---------
                Total operating expenses          40,839       38,676      129,984      108,220
                                               ---------    ---------    ---------    ---------

                Operating income (loss)            4,466        9,263       (2,056)      28,541
                                               ---------    ---------    ---------    ---------

Other expense (income):
         Interest expense                          1,666        1,401        4,573        4,470
         Other, net                                 (140)      (1,488)        (345)      (1,847)
                                               ---------    ---------    ---------    ---------
                Total other expense (income)       1,526          (87)       4,228        2,623
                                               ---------    ---------    ---------    ---------

Income (loss) before income taxes (benefit)        2,940        9,350       (6,284)      25,918

Income taxes (benefit)                             1,175        4,231       (2,503)      11,104
                                               ---------    ---------    ---------    ---------
                Net income (loss)              $   1,765    $   5,119    $  (3,781)   $  14,814
                                               =========    =========    =========    =========

Per share data (basic):

                Net income (loss)              $    0.10    $    0.28    $   (0.21)   $    0.81
                                               =========    =========    =========    =========

Weighted average shares of common stock           18,261       18,183       18,260       18,178
                                               =========    =========    =========    =========

Per share data (diluted):

                Net income (loss)              $    0.10    $    0.28    $   (0.21)   $    0.80
                                               =========    =========    =========    =========

Weighted average shares of common stock           18,562       18,512       18,260       18,529
                                               =========    =========    =========    =========

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS
                                                                       ENDED APRIL 30,
                                                                       ---------------

(In thousands)                                                        2000        1999
                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $ (3,781)   $ 14,814
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                      5,735       6,337
    Gain on sale of business                                              --      (1,397)
    Loss (gain) on disposals of property & equipment                   1,970        (303)
    Deferred income tax expense (benefit)                                 45         (80)
    Provision for doubtful accounts                                    1,992       1,178
    Changes in assets and liabilities, net of acquired companies:
         Accounts receivable                                         (18,015)    (10,146)
         Inventory                                                   (11,194)     (8,708)
         Prepaid expenses                                              1,173      (2,029)
         Refundable income taxes                                      (3,106)         50
         Other assets                                                    147        (386)
         Notes receivable, trade                                         465          49
         Accounts payable                                             14,659       1,333
         Accrued expenses                                               (653)      2,684
         Income taxes payable                                             --       2,463
                                                                    --------    --------
      Net cash (used in) provided by operating activities            (10,563)      5,859
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of subsidiaries, net of cash acquired      (1,200)     (8,888)
    Proceeds from sale of business                                        --       7,086
    Proceeds from disposals of property and equipment                     40       1,367
    Capital expenditures                                             (10,644)     (5,155)
                                                                    --------    --------
      Net cash used in investing activities                          (11,804)     (5,590)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                 25,350      13,892
    Repayments on long-term debt                                      (3,172)     (3,525)
    Proceeds from long-term debt                                       1,266          --
    Principal payments of capital lease obligations                     (688)       (473)
    Other                                                                100         456
                                                                    --------    --------
      Net cash provided by financing activities                       22,856      10,350
                                                                    --------    --------
NET INCREASE IN CASH                                                     489      10,619
Cash at beginning of period                                            2,845       1,393
                                                                    --------    --------
Cash at end of period                                               $  3,334    $ 12,012
                                                                    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                    $  4,080    $  4,306
                                                                    ========    ========
        Income taxes                                                $    740    $ 12,147
                                                                    ========    ========

In the nine months ended April 30, 2000 and 1999, the Company incurred $537 and $1,064, respectively of capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2000 (UNAUDITED)

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

2.    LINE OF CREDIT AGREEMENT

We are a party to a line of credit agreement with Fleet Capital Corporation. An amendment to this agreement was entered into effective March 31, 2000 which revises a financial covenant through October 31, 2000 in exchange for a 1/4% increase in the interest rate we pay Fleet. We do not expect this increase to have a material impact on our results of operations or financial condition.

3.    INTEREST RATE SWAP AGREEMENT

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.25%, thereby fixing our effective rate at 6.25%. The five year term of the swap agreement may be extended to seven years at the option of the counterparty.

4.    RESTRUCTURING COSTS

In connection with the consolidation of operations in the Eastern Region, we recorded employee severance expenses and employee retention expenses of $0.8 million and $0.7 million, respectively, and recorded incremental depreciation of $2.4 million for the year ended July 31, 1999. We recorded asset impairment charges of $1.5 million and additional employee severance and retention expenses of $0.3 million in the quarter ended January 31, 2000. Approximately $1.6 million of the retention and severance expenses had been paid as of April 30, 2000 with most of the remaining amounts expected to be paid during the remainder of fiscal 2000. The incremental depreciation was to reduce the book value of the Chesterfield, New Hampshire facility, which was being held for sale, to its estimated net realizable value. Due to continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We resumed depreciating the remaining net book value of the Chesterfield facility in December 1999.

In connection with the consolidation of operations in the Central Region and the closing of our Chicago facility, we recorded restructuring and asset impairment charges of $0.3 million each in the quarter ended January 31, 2000. Substantially all of these restructuring expenses had been paid as of April 30, 2000.

5.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                                     Quarter Ended   Nine Months Ended
                                                                       April 30,         April 30,
(In thousands)                                                       2000     1999     2000     1999
                                                                     ----     ----     ----     ----
Basic weighted average shares outstanding                           18,261   18,183   18,260   18,178
     Net effect of dilutive stock options based upon the treasury
       stock method                                                    301      329       --      351
                                                                    ------   ------   ------   ------
Diluted weighted average shares outstanding                         18,562   18,512   18,260   18,529
                                                                    ======   ======   ======   ======

There were no dilutive stock options for the nine months ended April 30, 2000 because the Company reported a net loss.

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

      Following is business segment information for the periods indicated:

                                      Distribution       Other         Eliminations     Consolidated
                                      ------------       -----         ------------     ------------
Nine Months Ended April 30, 2000
Revenue                                 $649,626        $42,754         $ (13,345)        $679,035
Operating Income (loss)                 $  2,125        $(4,261)        $      80         $ (2,056)
Amortization and Depreciation           $  4,834        $   901         $      --         $  5,735
Capital Expenditures                    $ 10,052        $   592         $      --         $ 10,644
Assets                                  $400,558        $ 6,987         $(135,217)        $272,328

Nine Months Ended April 30, 1999
Revenue                                 $599,955        $60,201         $ (17,627)        $642,529
Operating Income                        $ 29,787        $   839         $  (2,085)        $ 28,541
Amortization and Depreciation           $  5,215        $ 1,122         $      --         $  6,337
Capital Expenditures                    $  4,462        $   693         $      --         $  5,155
Assets                                  $373,933        $21,005         $(141,008)        $253,930

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

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the relocation of our Denver, Colorado distribution center and the expansion of refrigerated and frozen space at our Auburn, California and Atlanta, Georgia facilities. Additionally, our Seattle, Washington facility was relocated to a larger facility in Auburn, Washington during the third quarter of fiscal 1999, and we are currently expanding our New Oxford, Pennsylvania facility.

We have incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consist of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and first three quarters of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. Due to the continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. We expect that the lower gross margin and lower sales than prior quarters in the Eastern Region will continue throughout fiscal 2000. Additionally, we closed our Chicago facility during the third quarter of fiscal 2000. Most of our existing Chicago volume is now serviced from our Aurora, Colorado facility. We do not expect the closure of our Chicago facility to have material impact on our results of operations or financial condition.

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

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, a business specializing in the purchase, sale and distribution of produce and other perishable items for $12 million, including $10.3 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also enables us to avail ourselves of a number of cross-selling opportunities, which will be mutually beneficial to both businesses. The acquisition of Albert's has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                            Nine Months
                                                         Quarter Ended         Ended
                                                           April 30,         April 30,
                                                         2000     1999     2000     1999
                                                        ---------------   ---------------
Net sales                                               100.0%   100.0%   100.0%   100.0%
Cost of sales                                            80.2%    78.9%    81.2%    78.7%
                                                        -----    -----    -----    -----
          Gross profit                                   19.8%    21.1%    18.8%    21.3%
                                                        -----    -----    -----    -----

Operating expenses                                       17.7%    16.3%    18.7%    16.4%
Restructuring and asset impairment charges                 --      0.7%     0.4%     0.3%
Amortization of intangibles                               0.1%     0.1%     0.1%     0.1%
                                                        -----    -----    -----    -----
          Total operating expenses                       17.8%    17.0%    19.1%    16.8%
                                                        -----    -----    -----    -----

          Operating income (loss)                         1.9%     4.1%   -0.3%      4.4%
                                                        -----    -----    -----    -----

Other expense (income):
      Interest expense                                    0.7%     0.6%     0.7%     0.7%
      Other, net                                         -0.1%    -0.7%    -0.1%    -0.3%
                                                        -----    -----    -----    -----
          Total other expense                             0.7%      --      0.6%     0.4%
                                                        -----    -----    -----    -----

          Income (loss) before income taxes (benefit)     1.3%     4.1%    -0.9%     4.0%
Income (benefit) taxes                                    0.5%     1.9%    -0.4%     1.7%
                                                        -----    -----    -----    -----
          Net income (loss)                               0.8%     2.3%    -0.6%     2.3%
                                                        =====    =====    =====    =====

Quarter Ended April 30, 2000 Compared To Quarter Ended April 30, 1999

Net Sales.

Our net sales increased approximately 1.0%, or $2.3 million, to $229.2 million for the quarter ended April 30, 2000 from $226.9 million for the quarter ended April 30, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers. These increases were partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores and the closing of one store in April 1999. Excluding the Natural Retail Group's third quarter of fiscal 1999 sales by the sold and closed stores, sales increased approximately 3.0% for the quarter ended April 30, 2000 over the comparable prior year period.

These growth rates are lower than in past quarters. The major factor contributing to our lower growth rates was loss of volume in the Eastern Region to other suppliers due to difficulties encountered in the consolidation effort. Another contributing factor was the closure of our Chicago facility and the resulting inability to fully service this region from our Denver, CO and New Oxford, PA facilities, which resulted in approximately $1 million of lost sales.

Gross Profit.

Our gross profit decreased approximately 5.5%, or $2.6 million, to $45.3 million for the quarter ended April 30, 2000 from $47.9 million for the quarter ended April 30, 1999. Our gross profit as a percentage of net sales decreased to 19.8% for the quarter ended April 30, 2000 from 21.1% for the quarter ended April 30, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Our total operating expenses increased approximately 5.6%, or $2.2 million, to $40.8 million for the quarter ended April 30, 2000 from $38.7 million for the quarter ended April 30, 1999. As a percentage of net sales, operating expenses increased to 17.8% for the quarter ended April 30, 2000 from 17.0% for the quarter ended April 30, 1999. The increase in operating expenses as a percentage of net sales was primarily due to increased costs in all regions for insurance and fuel and the continuing difficulties in the Eastern Region. Our company-wide insurance and fuel expenses have increased approximately $1.2 million compared to the comparable prior year period and temporary storage and rental equipment expense increased approximately $0.5 million over the prior year.

Our operating expenses for the quarter ended April 30, 2000 were also impacted by approximately $0.4 million of non-recurring charges related to the closure of our Chicago facility. Our operating expenses for the quarter ended April 30, 1999 were impacted by approximately $1.5 million of non-recurring charges for depreciation on our Chesterfield facility. Excluding these non-recurring charges, operating expenses would have been $40.4 million, or 17.6% of net sales, for the quarter ended April 30, 2000 and $37.1 million, or 16.4% of net sales, for the quarter ended April 30, 1999. Excluding non-recurring charges, operating expenses would have increased $3.3 million, or 8.8%, in the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999.

Operating Income.

Operating income decreased $4.8 million, or 51.8%, to $4.5 million for the quarter ended April 30, 2000 from $9.3 million for the quarter ended April 30, 1999. Excluding the non-recurring charges discussed above, operating income would have decreased $5.9 million, or 54.9%, to $4.9 million for the quarter ended April 30, 2000 from $10.8 million for the quarter ended April 30, 1999.

Other (Income)/Expense.

The $1.6 million increase in other expense in the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999 was primarily attributable to a $1.4 million gain on the sale of retail stores in 1999 and slightly higher interest expense in 2000, reflecting a higher level of debt in the third quarter of fiscal 2000. Excluding the gain on sale of retail stores in 1999, other expense increased $0.2 million.

Income Taxes.

Our effective income tax rates were 40.0% and 45.2% for the quarters ended April 30, 2000 and 1999, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes. The effective rate for 1999 also increased due to the settlement of an audit with the Internal Revenue Service for $0.3 million.

Net Income.

As a result of the foregoing, net income decreased $3.4 million, or 65.5%, to $1.8 million for the quarter ended April 30, 2000, compared to $5.1 million in the quarter ended April 30, 1999. Excluding the non-recurring charges and gain discussed above, net income would have decreased $3.5 million, or 63.6%, to $2.0 million for the quarter ended April 30, 2000, from $5.5 million for the quarter ended April 30, 1999.

Nine Months Ended April 30, 2000 Compared To Nine Months Ended April 30, 1999

Net Sales.

Our net sales increased approximately 5.7%, or $36.5 million, to $679.0 million for the nine months ended April 30, 2000 from $642.5 million for the nine months ended April 30, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers, as well as an additional two months of sales from Albert's Organics in fiscal 2000. These increases were partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores and the closing of one store in April 1999. Excluding the impact of the additional Albert's sales and the Natural Retail Group's first nine months of fiscal 1999 sales by the sold and closed stores, sales increased approximately 6.5% for the nine months ended April 30, 2000 over the comparable prior year period.

These growth rates are lower than in the past. The major factors contributing to our lower growth rates were increased out of stocks in the Eastern Region and loss of volume in the Eastern Region to other suppliers due to difficulties encountered in the consolidation effort. Another contributing factor was the closure of our Chicago facility and the resulting inability to fully service this region from our Denver, CO and New Oxford, PA facilities, which resulted in approximately $1 million in lost sales.

Gross Profit.

Our gross profit decreased approximately 6.5%, or $8.8 million, to $127.9 million for the nine months ended April 30, 2000 from $136.8 million for the nine months ended April 30, 1999. Our gross profit as a percentage of net sales decreased to 18.8% for the nine months ended April 30, 2000 from 21.3% for the nine months ended April 30, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Our total operating expenses increased approximately 20.1%, or $21.8 million, to $130.0 million for the nine months ended April 30, 2000 from $108.2 million for the nine months ended April 30, 1999. As a percentage of net sales, operating expenses increased to 19.1% for the nine months ended April 30, 2000 from 16.8% for the nine months ended April 30, 1999. The increase in operating expenses as a percentage of net sales was primarily due to the continuing difficulties in the Eastern Region and increased costs in all regions for insurance and fuel. We incurred approximately $6 million in the Eastern Region in redundant labor expenses and approximately $1.5 million in temporary storage and rental equipment expense. Our company-wide insurance and fuel expenses have increased approximately $3 million compared to the comparable prior year period.

Our operating expenses for the nine months ended April 30, 2000 were also impacted by several non-recurring charges. These charges included approximately $3.4 million of severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the closing of our Chicago facility. Our operating expenses for the nine months ended April 30, 1999 included approximately $2.2 million of restructuring expenses related to the Eastern Region consolidation. Excluding these non-recurring charges, operating expenses would have been $124.1 million, or 18.3% of net sales, for the nine months ended April 30, 2000 and $106.0 million, or 16.5% of net sales, for the nine months ended April 30, 1999. Excluding non-recurring charges, operating expenses would have increased $18.2 million, or 17.1%, in the nine months ended April 30, 2000 compared to the nine months ended April 30, 1999.

Operating (Loss) Income.

Operating income decreased $30.6 million, to a loss of $(2.1) million for the nine months ended April 30, 2000 from income of $28.5 million for the nine months ended April 30, 1999. Excluding the non-recurring charges discussed above, operating income would have decreased $27.0 million to $3.8 million for the nine months ended April 30, 2000 from $30.8 million for the nine months ended April 30, 1999.

Other (Income)/Expense.

Other expense increased $1.6 million in the nine months ended April 30, 2000 compared to the nine months ended April 30, 1999 due primarily to a $1.4 million gain on the sale of retail stores in 1999 and a $0.1 million increase attributable to increased interest expense.

Income (Benefit) Taxes.

Our effective income (benefit) tax rates were (39.8)% and 42.8% for the nine months ended April 30, 2000 and 1999, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes (benefit). Additionally, we recorded $0.3 million of incremental income taxes in 1999 related to the sale of the retail stores.

Net (Loss) Income.

As a result of the foregoing, net income decreased $18.6 million to a loss of $(3.8) million for the nine months ended April 30, 2000, compared to net income of $14.8 million in the nine months ended April 30, 1999. Excluding the non-recurring charges discussed above, net income would have decreased $15.9 million to a loss of $(0.3) million for the nine months ended April 30, 2000 from income of $15.6 million for the nine months ended April 30, 1999.

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

Net cash used in operations was $10.6 million for the nine months ended April 30, 2000. Cash used in operations in the first nine months of fiscal 2000 related primarily to an increase in accounts receivable and investments in inventory in the ordinary course of business. Days sales outstanding at April 30, 2000 has increased to approximately 31 days from approximately 26 days at July 31, 1999. We are allocating additional resources to collection efforts to decrease our days sales outstanding. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by an increase in accounts payable. Cash provided by operations in the first nine months of fiscal 1999 was $5.9 million, due primarily to cash collected from customers net of cash paid to vendors and partially offset by investments in accounts receivable and inventory in the ordinary course of business. Working capital at April 30, 2000 was $66.3 million.

Net cash used in investing activities was $11.8 million and $5.6 million for the nine months ended April 30, 2000 and 1999, respectively. Investing activities in the nine months ended April 30, 2000 were primarily for capital expenditures. Investing activities in the nine months ended April 30, 1999 were primarily for the acquisition of new businesses and the continued upgrade of existing management information systems, partially offset by proceeds from the sale of certain retail stores.

Net cash provided by financing activities was $22.9 million and $10.4 million for the nine months ended April 30, 2000 and 1999, respectively. We increased borrowings on our line of credit by $25.4 million and $13.9 million during the first nine months of fiscal 2000 and fiscal 1999, respectively, and repaid long-term obligations in the amount of $3.9 million and $4.0 million, respectively.

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

IMPACT OF INFLATION

Historically, we have been able to pass along inflation-related increases to our customers. Consequently, inflation has not had a material impact upon the results of our operations or profitability. We are currently assessing and implementing strategies to mitigate the impact rising fuel costs have on our results of operations. Continuing increases in the cost of fuel could have a material adverse impact on our results of operations and profitability if we are unable to pass along a significant portion of these increases.

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

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. We believe this standard will not have a material impact on our financial statement presentation.

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

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. We merged with Stow Mills in October 1997. The successful integration of this merger is critical to our future operating and financial performance. The integration will require, among other things:

      o     the optimization of delivery routes;

      o     coordination of administrative, distribution and finance functions;
            and

      o     the integration of personnel.

The integration process has and could continue to divert the attention of management, and any further difficulties or problems encountered in the transition process could continue to have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining the companies has and could continue to cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that we will realize any of the anticipated benefits of the Stow Mills merger.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 17% and 15%, respectively, of our net sales during the nine months ended April 30, 2000. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of April 30, 2000, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 30% of United Natural's common stock. Accordingly, these stockholders, if acting together, would have the ability to significantly influence the election of our directors and may have the ability to significantly influence the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

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

        Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from interest rate fluctuations because we use variable rate debt to finance working capital requirements. We have entered into an interest rate swap agreement which manages that risk by fixing $60 million of our variable debt at a rate of 6.25% through October 2003. We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require further disclosure under this item.

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

b)    Reports on Form 8-K

On March 2, 2000, we filed a Current Report on Form 8-K dated February 22, 2000 announcing under Item 5 (Other Events) a press release regarding the declaration of a dividend distribution of one preferred share purchase right for each outstanding share of our Common Stock, and presenting under Item 7 (Financial Statements, Pro-Forma Financial Information and Exhibits) the following information:

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

                                  Exhibit Index

Exhibit No.       Description                                               Page
-----------       -----------                                               ----
27                Financial Data Schedule                                     18
99                Fifth Amendment to Amended and Restated Loan
                  Agreement with Fleet Capital Corporation                 19-25

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

Dated: June 14, 2000