Form 10-K
period 2000-07-31
UNITED NATURAL FOODS INC
filed 2000-10-27
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock,$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant was $215,351,709, based upon the closing price of the registrant's common stock on the Nasdaq National Market on October 4, 2000. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 4, 2000 was 18,327,805.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in December 2000 are incorporated herein by reference into Part III of this report.

                           UNITED NATURAL FOODS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

Section                                                                                                      Page
Part I

Item 1.        Business                                                                                      2

Item 2.        Properties                                                                                    6

Item 3.        Legal Proceedings                                                                             6

Item 4.        Submission of Matters to a Vote of Security Holders                                           6

Part II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters                     7

Item 6.        Selected Financial Data                                                                       8

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations         9

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk                                     15

Item 8.        Financial Statements and Supplementary Data                                                   15

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          29

Part III

Item 10.       Directors and Executive Officers of the Registrant                                            29

Item 11.       Executive Compensation                                                                        29

Item 12.       Security Ownership of Certain Beneficial Owners and Management                                29

Item 13.       Certain Relationships and Related Transactions                                                30

Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              30

               Signatures                                                                                    31

PART I.

ITEM 1. BUSINESS

We are a leading national distributor of natural foods and related products in the United States. We are the primary supplier to a majority of our customers, offering more than 30,000 high-quality natural products consisting of groceries and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. We serve more than 7,000 customers in 50 states, including independent natural products retailers, super natural chains and conventional supermarkets, and are the primary distributor to the two largest super natural chains, Whole Foods Markets, Inc. ("Whole Foods") and Wild Oats Markets, Inc. ("Wild Oats"). In recent years our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, we also own and operate 11 retail natural products stores located in the eastern United States.

Since 1985, we have completed 14 acquisitions of distributors and suppliers, including Stow Mills Inc. ("Stow Mills"), Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), and 11 acquisitions of retail stores, significantly expanding our distribution network, product offering and customer base. On October 31, 1997, we merged with Stow Mills, a regional natural products distributor serving the Northeast and Midwest regions of the United States. On February 11, 1998, we acquired the assets of Hershey Import Co., located in Rahway, New Jersey, a business specializing in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items. On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's, a wholesale distributor of organic produce. Our distribution operations are divided into four principal distribution units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. in the Western Region, Rainbow Natural Foods in the Central Region and Alberts Organics in various markets in the United States.

NATURAL PRODUCTS INDUSTRY

According to the August 2000 Natural Business Journal, a leading industry publication, sales growth in 1999 of public retail and distribution companies was 17.5%. We believe that this growth reflects a broadening of the natural products consumer base which is being driven by several factors, including an increasing awareness of the link between diet and health, healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness.

According to the June 2000 Natural Foods Merchandiser, the natural products industry grew 11% bringing retail sales in all market segments to more than $28 billion. Although the natural products industry sector remains fragmented, natural products supermarkets continue to increase their market share of total natural products sales as they expand into additional geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also continued to increase their emphasis on the sale of natural products as the sector gains appeal. Moreover, as consumer demand for natural products has grown, an increasing number of national, regional and local natural products have become available as more suppliers and producers have entered the market.

COMPETITIVE ADVANTAGES

We believe we benefit from a number of significant competitive advantages including:

MARKET LEADER WITH A NATIONWIDE PRESENCE. We believe we are one of the few distributors capable of serving local and regional customers as well as the rapidly growing super natural chains. We believe we have significant advantages over smaller, regional natural products distributors as a result of our ability to: (i) integrate administrative and accounting functions; (ii) expand marketing and customer service programs across the three regions; (iii) expand national purchasing opportunities; (iv) consolidate systems applications between physical locations and regions; and (v) reduce geographic overlap between regions.

LOW-COST OPERATOR. In addition to our volume purchasing opportunities, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs. Our continuing growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities including our Los Angeles and Auburn, California and New Oxford, Pennsylvania locations. Upon completion of the New Oxford expansion early next year, the increased capacity of our distribution centers will be approximately 45% greater than it was 4 years ago. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

EXPANDING BASE OF PREMIER CUSTOMER RELATIONSHIPS. We serve more than 7,000 customers in 50 states. We have developed long-standing customer relationships that we believe are among the strongest in the industry. We have also been the primary supplier to each of the industry's two largest super natural chains, Whole Foods and Wild Oats, for more than ten years.

EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY STAKE. Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 14 acquisitions of distributors and suppliers, including Stow Mills, Hershey and Albert's, and 11 acquisitions of retail stores. In addition, our executive officers and directors, and their affiliates, and the Employee Stock Ownership Trust ("ESOT") beneficially own in the aggregate approximately 29% of the Company's Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

GROWTH STRATEGY

Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural products industry. Key elements of our strategy include:

INCREASE MARKET SHARE OF THE GROWING NATURAL PRODUCTS INDUSTRY. Our strategy is to continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories.

EXPAND CUSTOMER BASE. We have expanded the number of customers served to more than 7,000 as of July 31, 2000. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by developing other channels of distribution such as traditional supermarkets, mass market outlets, Internet retailers, institutional foodservice providers, hotels and gourmet stores.

INCREASE MARKET SHARE OF EXISTING CUSTOMERS' BUSINESS. We seek to become the primary supplier for a majority of our customers by offering the broadest product offering in the industry at the most competitive prices. Since 1993, we have expanded our product offering from approximately 14,000 to more than 30,000 SKUs as of July 31, 2000. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings. As a result we believe we have become the primary distributor to the majority of our natural products customer base.

CONTINUE TO EXPAND AND PENETRATE INTO NEW CHANNELS OF DISTRIBUTION. Since 1993 we have increased the aggregate size of our distribution centers from approximately 660,000 square feet to approximately 1,400,000 square feet and the number of states served from 25 to 50. We will continue to selectively evaluate opportunities to acquire (i) distributors to fill in existing markets and expand into new markets and (ii) suppliers to expand margins through vertical integration and brand differentiation. We currently have no agreements or understandings with regard to any material acquisitions.

CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within the industry and within each of the regions that have formed the foundation of UNFI. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has improved our operating margins, which increased from 2.5% in fiscal 1994 to 3.6% (excluding restructuring costs) in fiscal 1999. Our operating margin (excluding restructuring costs) in the fourth quarter of fiscal 1999 was 0.0% due to computer and related issues arising from the consolidation of operations in the Eastern Region which resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of these problems fiscal 2000 was a rebuilding year for us. Our operating margins continued to suffer in the first quarter (.23%) and the second quarter (.26%) (excluding non-recurring charges of approximately $5.4 million) of fiscal 2000. Due to our effort to reduce expenses, improve margin and increase sales our operating margin improved to 2.12% (excluding non-recurring charges of approximately $0.4 million) in the third quarter and to 2.57% in the fourth quarter.

CONTINUE TO PROVIDE THE LEADING DISTRIBUTION SOLUTION. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offering. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and seasonal flier programs, in-store signage and assistance in product display, all in order to assist our customers in increasing their sales. We have also recently introduced UNF Online, a customized e-commerce enabled Web hosting and order fulfillment service for our retail customers.

PRODUCTS

Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 30,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, fresh produce and perishables, and frozen foods. Our private label products address certain preferences of customers that are not otherwise being met by other suppliers.

We evaluate more than 10,000 potential new products each year based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet products shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk.

SUPPLIERS

We purchase our products from approximately 1,800 suppliers. The majority of our suppliers are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe that the reason natural products suppliers seek distribution of their products through UNFI is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and support their marketing programs. Substantially all product categories that we distribute are available from a number of suppliers and therefore we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc., accounted for approximately 9.9% of total purchases in fiscal 2000.

We are well positioned to respond to regional and local customer preferences for natural products by decentralizing the majority of our purchasing decisions for all products except bulk commodities. We believe that regional buyers are best suited to identify and to respond to local demands and preferences. Although each of our regions is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in company-wide purchasing programs that enable us to take advantage of our consolidated purchasing power. For example, we have positioned ourselves as the largest purchaser of organically grown bulk products in the natural products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods.

Our purchasing staff cooperates closely with suppliers to provide new and existing products. The suppliers assist in training our account and customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

We maintain a comprehensive quality assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier.

CUSTOMERS

We market our products to more than 7,000 customers located in 50 states. We maintain long-standing customer relationships with independent natural products retailers, including super natural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets, Internet retailers and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers are leading super natural chains doing business as Whole Foods (including Bread and Circus, Fresh Fields, and Nature's Heartland), Wild Oats, Nature's Fresh! Northwest, Wild Harvest and conventional supermarket chains such as Wegman's, Stop and Shop, Shaws/Star Market, Quality Food Centers (QFC), Hannaford, Pathmark and Kroger. We believe that we are the primary supplier to the majority of our customers. Whole Foods accounted for approximately 16% and 17% of the Company's net sales in fiscal 2000 and 1999. Wild Oats accounted for approximately 13% and 11% of our net sales in fiscal 2000 and 1999 respectively. No other customer accounted for more than 10% of our net sales in fiscal 2000.

SALES

Our fill rates for the Fourth Quarter of 1999 and the first two quarters of fiscal 2000 were negatively impacted by issues arising from the consolidation of Eastern Region operations. Prior to that period we historically maintained an average order fill rate that exceeded 95% (excluding products unavailable from the supplier), which we believe is one of the highest order fill rates in the natural products distribution industry. The fill rate has recovered in the Eastern Region and was approximately 90% to 95% during the third and fourth quarters of fiscal 2000 and the first quarter of fiscal 2001. We believe that our high fill rates are attributable to our experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

MARKETING

We have developed a variety of supplier-sponsored marketing services that cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

We offer multiple monthly flier programs featuring the logo and address of the participating retailer imprinted on a flier advertising approximately 200 sale items which is distributed by the retailer to its customers. The color fliers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flier generally includes detailed information on selected suppliers, recipes, product features and a comparison of the characteristics of a natural product with a similar mass market product. The monthly flier programs are structured to pass through to the retailer the benefit of company negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions.

In addition to our monthly flier programs, we offer thematic custom and seasonal consumer fliers that are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. We also (i) offer in-store signage and promotional materials, including shopping bags and end-cap displays, (ii) provide assistance with planning and setting up product displays and (iii) advise on pricing decisions to enable its customers to respond to local competition.

We also recently introduced a new Business-to-Business (B2B) Internet service we are offering to our retail customers. Marketed under the name UNF Online, this affordable new program consists of a sophisticated, consumer friendly e-commerce enabled Web site hosting and order fulfillment service. It is designed both to increase sales for our retail customers by promoting in store events and promotions, and to generate new e-commerce business through a third party order fulfillment service. This e-commerce component features over 16,000 nutritional supplement, personal care, and nonperishable grocery products, along with 24 hours a day, 7 days a week customer education and support.

DISTRIBUTION

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

RETAIL OPERATIONS

The Company's Natural Retail Group ("NRG") currently owns and operates 11 retail natural products stores located in Florida, Maryland, Massachusetts and New York. Our retail strategy is to: i) selectively acquire existing stores that meet our strict criteria in categories such as sales and profitability, growth potential, merchandising and management; and ii) open new stores in areas with favorable competitive climates and growth potential. Generally, we will not purchase or open new stores that directly compete with primary retail customers of our distribution business. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. Our strategy for future retail growth is to identify and acquire or open new up additional retail stores as opportunities arise and to focus on increased sales of higher margin nutritional supplements while maintaining emphasis on the sale of organic produce, delicatessen, and bakery products.

Acting as a distributor to our retail stores is an advantageous position for us and includes the ability to: (i) control the purchases made by these stores;
(ii) expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and (iii) keep current with the retail marketplace which enables us to better serve our distribution customers. Additionally, as the primary natural products distributor to our retail locations, we expect to realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We are able to test new marketing and promotional programs within our stores prior to offering them to a broader customer base. For example, the recently introduced UNF Online customized Web hosting service was beta tested in our retail stores before being offered broadly to our customers.

COMPETITION

The natural products distribution industry is highly competitive. The industry has been characterized in recent years by significant consolidation and the emergence of large competitors. Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) and our major regional competitors are Nature's Best, Inc. in the western United States, Northeast Cooperative in the eastern United States and Blooming Prairie Cooperative Warehouse in the Midwestern states. We also compete with numerous smaller regional and local distributors of ethnic, Kosher, gourmet and other specialty foods. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities. There can be no assurance that distributors of conventional groceries will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. Many of these distributors may have been in business longer, may have substantially greater financial and other resources than we have and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those that we provide or adapt more quickly than we are able to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations.

We believe that distributors in the natural products industry primarily compete on product quality and depth of inventory selection, price and quality of customer service. Although we believe we currently compete effectively with respect to each of these factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors.

Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, knowledge of personnel and convenience of location.

EMPLOYEES

As of July 31, 2000 we had approximately 2,700 full- and part- time employees. An aggregate of approximately 220 of the employees at our Seattle, Washington and Rahway, New Jersey facilities are covered by a collective bargaining agreement. We have never experienced a work stoppage by our unionized employees and we believe that our employee relations are good.

ITEM 2. PROPERTIES

We maintain eleven distribution centers. These facilities consist of an aggregate of approximately 1.4 million square feet of space, the largest capacity of any distributor in the natural products industry. We are currently expanding our New Oxford, Pennsylvania facility to approximately 250,000 square feet, nearly twice the size of the existing building.

LOCATION                            SIZE               LEASE EXPIRATION
                               (square feet)
Atlanta, Georgia                   175,000             March 2001
Auburn, California                 150,000             Owned
Auburn, California                 100,000             September 2009
Auburn, Washington                 204,800             March 2009
Bridgeport, New Jersey              35,700             Owned
Chesterfield, New Hampshire        126,500             Owned
Dayville, Connecticut              245,000             Owned
Denver, Colorado                   180,800             July 2013
Kealeakua, Hawaii                   16,300             October 2002
Vernon, California                  34,500             Owned
New Oxford, Pennsylvania           127,000             Owned
Winterhaven, Florida                10,600             October 2001

We also rent facilities to operate 11 retail stores along the East Coast with various lease expiration dates and a 38,000 square foot processing and manufacturing facility in Rahway, New Jersey with a lease expiration date of March 2002.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in routine litigation that arises in the ordinary course of its business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2000.

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS OF THE REGISTRANT

The executive officers, key employees and directors of the Company and their ages as of October 29, 2000 are listed below:

NAME                                        AGE         POSITION
Thomas B. Simone (1) (2) (3)                58          Chairman of the Board

Michael S. Funk (2)                         46          Chief Executive Officer and Vice Chairman
                                                        of  the Board

Richard S. Youngman                         49          President and Assistant Secretary ;
                                                        Director

Kevin T. Michel                             43          Vice President and Chief Financial
                                                        Officer; Treasurer; Director

Steven Townsend                             47          President Eastern Region

Daniel V. Atwood                            42          Vice President and Secretary, President of
                                                        NRG

Gordon Barker (1) (3)                       54          Director, Chairman of the Compensation
                                                        Committee

Joseph M. Cianciolo (1) (3)                 61          Director, Chairman of the Audit Committee

James P. Heffernan (1)                      54          Director

(1) Member of the Audit Committee.
(2) Member of the Nominating Committee.
(3) Member of the Compensation Committee.

Thomas B. Simone has been Chairman of the Board since December 1999 and has served on the Board of Directors since October 1996. Mr. Simone is a member of the Audit, Nominating and Compensation committees. Mr. Simone has served as President and Chief Executive Officer of Simone &

Associates, a healthcare and natural products investment and consulting company since April 1994. From February 1991 until April 1994, Mr. Simone was President of McKesson Drug Company. Mr. Simone also serves on the Board of Directors of ECO-DENT International, Inc.

Michael S. Funk has served on the Board of Directors and as Vice Chairman of the Board of Directors since February 1996. Mr. Funk has served as our Chief Executive Officer since December 1999. Mr. Funk served as our President from October 1996 to December 1999 and as Executive Vice President from February 1996 until October 1996. Since its inception in July 1976, Mr. Funk has been President of Mountain People's Warehouse (Western region).

Richard S. Youngman has been the President and Assistant Secretary since December 1999. He served as the Vice President of Business Development from March to November of 1999. Mr. Youngman had previously served as President of the Eastern Region from October 1997 until March 1999. Mr. Youngman was the President and a director of Stow Mills and its predecessor company from 1979 until October 1997. Mr. Youngman has served on the Board of Directors since December 1997.

Kevin T. Michel became the Chief Financial Officer and Treasurer in December of 1999. He served as the interim Chief Financial Officer and Treasurer from August to November 1999 and was the Executive Vice President of the Western Region from April through July 1999. Mr. Michel served as the President of the Central Region from January 1998 until March 1999 and as Chief Financial Officer of Mountain People's Warehouse from January 1995 until December 1997. Mr. Michel has served on the Board of Directors since February 1996.

Steve Townsend was appointed to the position of President of the Eastern Region on January 31, 2000. Mr. Townsend served as the Chief Financial Officer of UNFI from 1996 to 1997. Prior to that, from 1983 to 1995, Mr. Townsend served in a variety of executive operational, financial and administrative positions with Cornucopia Natural Foods, the Company's predecessor.

Daniel V. Atwood has served as Secretary since January 1998 and as President of NRG and Vice President since August 1995. Mr. Atwood was Vice President--Marketing from January 1984 to August 1995. From 1979 to 1982, Mr. Atwood was a Store Manager at Bread & Circus Supermarkets, a super natural chain. Mr. Atwood served on the Board of Directors from August 1988 to December 1997.

Gordon D. Barker was elected as a Director in September 1999 to fill the seat left vacant by Steven H. Townsend. He currently serves as the Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Barker has served as CEO of Snyder's Drugs since October 1999. From March 1968 to December 1996 Mr. Barker was employed at PayLess Drug Stores (subsequently renamed ThriftyPayLess Drug Stores), where he rose from Pharmacist, through several levels of management and ultimately became Chief Executive Officer and President. Mr. Barker serves on the following Boards of Directors: Gart Sports Company, Infinity Towers, NuMedics Inc., and Advanced Cosmetic Treatments, LLC.

Joseph M. Cianciolo was elected as a Director in September 1999 to fill the seat left vacant by Barclay McFadden III. Mr. Cianciolo serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Cianciolo was the Managing Partner of KPMG LLP, Providence, Rhode Island Office from June 1990 until June 1999. Prior to his appointment as managing partner, Mr. Cianciolo served as the engagement partner from 1970 - 1999 for various manufacturing and distribution companies, health, beauty and restaurant chains, and a manufacturer of electronic devices.

James P. Heffernan was elected as a Director in March 2000 to fill the seat left vacant by Norman A. Cloutier. Mr. Heffernan is currently a member of the Audit Committee. Mr. Heffernan has served as a Trustee for the New York Racing Association since 1998 and as a member of the Board of Directors and Chairman of the Finance Committee of Columbia Gas System since 1993. Mr. Heffernan served as President of WHR Management Corp. from 1987 to 1996 and Whitman Heffernan Rhein & Co., Inc. from 1987 to 1996. Mr. Heffernan also served as the Chief Financial Officer and Chief Operating Officer of Danielson Holding Corporation from 1990 to 1996.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UNFI." The United Natural Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of United Natural Common Stock on the Nasdaq National Market:

       Fiscal 1999              High         Low
       -----------              ----         ---
       First Quarter         $29.500     $19.000
       Second Quarter         29.250      22.500
       Third Quarter          29.750      17.750
       Fourth Quarter         29.250      17.250

       Fiscal 2000              High         Low
       -----------              ----         ---
       First Quarter         $19.625     $ 7.625
       Second Quarter         15.188       7.000
       Third Quarter          16.000       9.625
       Fourth Quarter         16.688      12.375

On July 31, 2000 United Natural had 50 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the caption Consolidated Statement of Operations Data with respect to the fiscal years ended July 31, 1997, 1998, 1999 and 2000, and under the caption Consolidated Balance Sheet Data at July 31, 1997, 1998, 1999 and 2000, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the year ended July 31, 1996 and under the caption Consolidated Balance Sheet Data at July 31, 1996 are derived from our unaudited consolidated financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data

(In thousands, except per share data)                   1996        1997        1998        1999        2000
                                                        ----        ----        ----        ----        ----
Statement of Operations Data:
Net sales                                           $580,049    $634,825    $728,910    $856,998    $908,688
Cost of sales                                        462,506     507,547     578,575     680,301     734,673

Gross profit                                         117,543     127,278     150,335     176,697     174,015
Operating expenses                                    99,261     103,885     116,042     144,937     166,673
Merger and restructuring expenses                         --          --       4,064       3,869       2,420
Amortization of intangibles                            2,616       1,060       1,185       1,075       1,070

Total operating expenses                             101,877     104,945     121,291     149,881     170,163

Operating Income                                      15,666      22,333      29,044      26,816       3,852
Other expense (income):
Interest expense                                       7,730       5,976       5,157       5,700       6,412
Other, net                                              (411)       (679)       (778)     (2,477)       (527)
Total other expense                                    7,319       5,297       4,379       3,223       5,885
Income before income taxes and extraordinary item      8,347      17,036      24,665      23,593      (2,033)
Income taxes (benefit)                                 3,652       6,636      11,580      10,126        (802)
Extraordinary item, net of income tax benefit             --         933          --          --          --
Net income (loss)                                   $  4,695    $  9,467    $ 13,085    $ 13,467    $ (1,231)

Per share data (Basic):

Income (loss) before extraordinary item             $   0.34    $   0.64    $   0.75    $   0.74    $  (0.07)

Extraordinary item, net of income tax benefit             --        0.06          --          --          --

Net income (loss)                                   $   0.34    $   0.58    $   0.75    $   0.74    $  (0.07)

Weighted average basic shares of common stock         13,688      16,367      17,467      18,196      18,264

Per share data (Diluted):

Income (loss) before extraordinary item             $   0.32    $   0.63    $   0.74    $   0.73    $  (0.07)

Extraordinary item, net of income tax benefit             --        0.06          --          --          --

Net income (loss) per share                         $   0.32    $   0.57    $   0.74    $   0.73    $  (0.07)

Weighted average diluted shares of common stock       14,855      16,553      17,798      18,537      18,264

Consolidated Balance Sheet Data: (In
thousands)                                              1996        1997        1998        1999        2000
                                                        ----        ----        ----        ----        ----
Working capital                                     $ 13,453    $ 53,101    $ 65,568    $ 73,825    $ 65,812
Total assets                                         152,343     164,561     212,242     237,901     270,234
Total long term debt and capital leases               34,108      21,647      25,845      25,791      28,529
Total stockholders' equity                            23,440      73,916     104,386     118,581     117,954

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into four principal units:
United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. in the Western Region, Rainbow Natural Foods, Inc. in the Central Region and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 11 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service. Hershey Import Co., located in Rahway, New Jersey, is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs across the three regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and
(v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Los Angeles and Auburn, California, and New Oxford, Pennsylvania locations. Upon completion of the New Oxford expansion early next year, approximately 45% of our distribution facility capacity will have been added over the past 4 years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

We have incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consisted of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and all of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. Due to the continuing difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. Additionally, we closed our Chicago facility during the third quarter of fiscal 2000. Most of our existing Chicago volume is now serviced from our Aurora, Colorado facility. We do not expect the closure of our Chicago facility to have material impact on our results of operations of financial condition.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses. Our operating margin (excluding restructuring costs) in the fourth quarter of fiscal 1999 was 0.0% due to computer and related issues arising from the consolidation of operations in the Eastern Region which resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of these problems fiscal 2000 was a rebuilding year for us. Our operating margins continued to suffer in the first quarter (.23%) and the second quarter (.26%) (excluding non-recurring charges of approximately $5.4 million) of fiscal 2000. Due to our effort to reduce expenses, improve margin and increase sales our operating margin improved to 2.12% (excluding non-recurring charges of approximately $0.4 million) in the third quarter and to 2.57% in the fourth quarter.

Recent Acquisitions

On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's Organics, Inc., a business specializing in the purchase, sale and distribution of produce and other perishable items, for $12 million, including $10.3 million of goodwill which we are amortizing over 40 years. Albert's had sales of $47.8 million for the fiscal year ended December 31, 1997 and provides us with additional expertise in the purchasing of produce and other perishable items. Albert's also makes available to us a number of cross-selling opportunities, which will be mutually beneficial to both businesses. The acquisition of Albert's has been accounted for as a purchase and, accordingly, all financial information has been included since the date of acquisition.

Our merger with Stow Mills in October 1997 has been accounted for as a pooling of interests and, accordingly, all information included herein is reported as though United Natural and Stow Mills had been combined for all periods reported.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                       Year Ended July 31,
                                    -------------------------
                                      2000     1999    1998
                                    -------------------------

Net sales                            100.0%   100.0%  100.0%
Cost of sales                         80.8%    79.4%   79.4%
                                    -------------------------
      Gross profit                    19.2%    20.6%   20.6%
                                    -------------------------

Operating expenses                    18.3%    16.9%   15.9%
Merger and restructuring expenses      0.3%     0.5%    0.6%
Amortization of intangibles            0.1%     0.1%    0.2%
                                    -------------------------
      Total operating expenses        18.7%    17.5%   16.6%
                                    -------------------------

      Operating income                 0.4%     3.1%    4.0%
                                    -------------------------

Other expense (income):
   Interest expense                    0.7%     0.7%    0.7%
   Other, net                         -0.1%    -0.3%   -0.1%
                                    -------------------------
      Total other expense (income)     0.6%     0.4%    0.6%
                                    -------------------------

   Income before income taxes         -0.2%     2.8%    3.4%

Income taxes                          -0.1%     1.2%    1.6%
                                    -------------------------

      Net income                      -0.1%     1.6%    1.8%
                                    =========================

TWELVE MONTHS ENDED JULY 31, 2000 COMPARED TO TWELVE MONTHS ENDED JULY 31, 1999

Net Sales.

Our net sales increased approximately 6.0%, or $51.7 million, to $908.7 million for the year ended July 31, 2000 from $857.0 million for the year ended July 31, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers. This increase was partially offset by a decrease in net sales from the Natural Retail Group due to the sale of four stores and the closing of one store in April 1999. Excluding the Natural Retail Group's fiscal 1999 sales by the sold and closed stores, sales increased approximately 7.0% for the year ended July 31, 2000 over the comparable prior year period.

This growth rate is lower than in past years. The major factor contributing to our lower growth rate was loss of volume in the Eastern Region to other suppliers due to difficulties encountered in the consolidation effort. Another contributing factor was the closure of our Chicago facility and the resulting inability to fully service this region from our Aurora, CO and New Oxford, PA facilities, which resulted in combined lost sales for our third and fourth quarters of approximately $2 million.

Gross Profit.

Gross profit decreased approximately 1.5%, or $2.7 million, to $174.0 million for the year ended July 31, 2000 from $176.7 million for the year ended July 31, 1999. Gross profit as a percentage of net sales decreased to 19.2% for the year ended July 31, 2000 from 20.6% for the year ended July 31, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region which impacted our margin include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

Operating Expenses.

Total operating expenses increased approximately 13.5%, or $20.3 million, to $170.2 million for year ended July 31, 2000 from $149.9 million for the year ended July 31, 1999. Our operating expenses for the year ended July 31, 2000 were also impacted by approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the closing of our Chicago facility. Excluding fiscal 2000 restructuring and asset impairment costs of $2.4 million and other special charges of $3.0 million, and fiscal 1999 restructuring costs of $3.9 million, total operating expenses for the years ended July 31, 2000 and 1999 would have been $164.8 million or 18.1% of net sales, and $146.0 million or 17.0% of net sales, respectively, resulting in an increase for the year ended July 31, 2000 of $18.8 million, or 12.9% over the comparable prior period.

As a percentage of net sales, operating expenses increased to 18.7% for the year ended July 31, 2000 from 17.5% for the year ended July 31, 1999. The increase in operating expenses as a percentage of net sales was primarily due to the continuing difficulties in the Eastern Region, including redundant transportation expenses, reduced labor productivity, and outside storage expenses. An increase in the cost of fuel of approximately $2.2 million during the year impacted all of our distribution centers. In addition, increased labor expenses related to the tight labor market limited our ability to attract and retain trained qualified employees in the Eastern Region particularly, but also affected all of our distribution centers.

Operating Income.

Operating income decreased $22.9 million to $3.9 million for the year ended July 31, 2000 from $26.8 million for the year ended July 31, 1999. As a percentage of net sales, operating income decreased to 0.4% in the year ended July 31, 2000 from 3.1% in the comparable 1999 period. Excluding the restructuring, asset impairment and other special charges noted above, operating income for the year ended July 31, 2000 and 1999 would have been $9.3 million, or 1.0% of net sales and $30.7 million, or 3.6% of net sales, respectively, resulting in a decrease for the year ended July 31, 2000 of $21.4 million versus the comparable prior period.

Other (Income)/Expense.

The $2.7 million increase in other expense for the year ended July 31, 2000 compared to the year ended July 31, 1999 was attributable to a $1.4 million gain on the sale of retail stores in 1999 and higher interest expense of approximately $0.7 million in 2000, reflecting a higher level of debt for fiscal 2000.

Income Taxes.

Our effective income tax rates were 39.5% and 42.9% for the years ended July 31, 2000 and 1999, respectively. The effective rates for 2000 and 1999 were higher than the federal statutory rate primarily due to state and local income taxes and the settlement of an IRS audit for $0.3 million in 1999.

Net (Loss) Income.

As a result, net income decreased by $14.7 million to a net loss of ($1.2) million, for the year ended July 31, 2000 from net income of $13.5 million in the year ended July 31, 1999. Excluding the $2.4 million in restructuring costs ($1.4 million net of tax) and the $3.0 million in special charges ($1.8 million net of tax) in fiscal 2000 and the $3.9 million in restructuring costs ($2.3 million, net of tax), the $1.4 million gain on the sale of four retail stores ($0.8 million, net of tax) and the $0.3 million IRS settlement in fiscal 1999, net income would have been $2.0 million and $15.2 million, respectively, resulting in a decrease for the year ended July 31, 2000 of $13.1 million over the comparable prior period.

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

Operating Expenses.

Total operating expenses increased approximately 23.6%, or $28.6 million, to $149.9 million for year ended July 31, 1999 from $121.3 million for the year ended July 31, 1998. As a percentage of net sales, operating expenses increased to 17.5% for year ended July 31, 1999 from 16.6% for the year ended July 31, 1998. Excluding fiscal 1999 restructuring costs of $3.9 million and fiscal 1998 merger costs of $4.1 million, total operating expenses for the years ended July 31, 1999 and 1998 would have been $146.0 million, or 17.0% of net sales, and $117.2 million, or 16.1% of net sales, respectively, resulting in an increase for the year ended July 31, 1999 of $28.8 million, or 24.6%, over the comparable prior period. The increase in operating expenses as a percentage of net sales, excluding restructuring and merger costs, was primarily due to increased information technology expenditures and additional business integration costs for redundant staffing and training related to the migration of the business from the Chesterfield, New Hampshire facility to the Dayville, Connecticut facility.

Operating Income.

Operating income decreased $2.2 million to $26.8 million for the year ended July 31, 1999 from $29.0 million for the year ended July 31, 1998. As a percentage of net sales, operating income decreased to 3.1% in the year ended July 31, 1999 from 4.0% in the comparable 1998 period. Excluding the restructuring and merger costs noted above, operating income for the year ended July 31, 1999 and 1998 would have been $30.7 million, or 3.6% of net sales, and $33.1 million, or 4.5% of net sales, respectively, resulting in a decrease for year ended July 31, 1999 of $2.4 million, or 7.3%, versus the comparable prior period.

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

Income Taxes.

Our effective income tax rates were 42.9% and 46.9% for the years ended July 31, 1999 and 1998, respectively. The effective rate for 1999 was higher than the federal statutory rate primarily due to state and local income taxes and the settlement of an IRS audit for $0.3 million. The effective rate for 1998 was higher than the federal statutory rate primarily due to state and local income taxes and non-deductible merger expenses incurred in the first quarter of fiscal 1998, partially offset by Stow Mills being an S Corporation prior to the merger and, as such, having no federal tax expense for the first fiscal quarter of 1998.

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

Net cash used by operations was $11.6 million for the year ended July 31, 2000. Net cash provided by operations was $8.3 million and $4.5 million for the years ended July 31, 1999 and 1998, respectively. Excluding merger expenses of $4.1 million, net cash provided by operations in fiscal 1998 would have been $8.6 million. Cash used in operations in fiscal 2000 related primarily to an increase in accounts receivable and investments in inventory in the ordinary course of business. Days sales outstanding at July 31, 2000 has increased to approximately 28 days from approximately 26 days at July 31, 1999. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by an increase in accounts payable. Cash provided by operations in fiscal 1999 and 1998 related primarily to cash collected from customers net of cash paid to vendors, partially offset by investments in accounts receivable in 1999 and inventory in 1998 in the ordinary course of business. Working capital at July 31, 2000 was $65.8 million.

Net cash used in investing activities was $17.0 million, $6.9 million and $34.7 million for the years ended July 31, 2000, 1999 and 1998, respectively. Investing activities in fiscal 2000 were primarily for capital expenditures. Investing activities in fiscal 1999 and 1998 were primarily for the acquisition of new businesses and investing activities for all three years included the continued upgrade of existing management information systems. Net cash used in investing activities in fiscal 1999 was partially offset by proceeds from the sale of four retail stores in April 1999.

Cash provided by financing activities was $27.7 million, $0.1 million and $30.6 million for the years ended July 31, 2000, 1999 and 1998, respectively. We increased borrowings on our line of credit by $26.9 million during fiscal 2000 that was partially offset by debt repayments of $3.8 million. We increased borrowing on our line of credit by $4.5 million during fiscal 1999, which was mostly offset by debt repayments totaling $4.3 million. Our primary financing activities in fiscal 1998 were net proceeds of $17.2 million from the issuance of common stock and proceeds of $14.4 million from long-term debt incurred. Net borrowings on our line of credit during fiscal 1998 of $9.4 million were offset by repayments of long-term debt totaling $9.5 million. In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five-year term of the swap agreement may be extended to seven years at the option of the counterparty.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. We have implemented this standard and it did not have a material impact on our financial statement presentation.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The interpretation clarifies certain matters concerning the application of APB Opinion No. 25 and is generally effective beginning July 1, 2000. We have implemented this standard and it did not have a material impact on our financial statement presentation.

Year 2000 Issues

The Year 2000 issue has not had any material impact on our operations and we do not expect it to have any material impact on our operations.

Certain Factors That May Affect Future Results

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of futures results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K are not guarantees of futures performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section.

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

      o    coordination of administrative, distribution and finance functions;
            and

      o    the integration of personnel.

The integration process has and could continue to divert the attention of management and any further difficulties or problems encountered in the transition process could continue to have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining the companies has and could continue to cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that we will realize any of the anticipated benefits of the Stow Mills merger.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods and Wild Oats accounted for approximately 16% and 13%, respectively, of our net sales during the fiscal year ended July 31, 2000. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

Our profit margins may decrease due to consolidation in the grocery industry

The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of super natural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Richard S. Youngman, President, Kevin Michel, Chief Financial Officer, and other key management employees. Norman A. Cloutier, our former Chairman of the Board and Chief Executive Officer, resigned these positions on December 6, 1999. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

As of September 30, 2000, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 29% of United Natural's common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of July 31, 2000, approximately 220 employees, representing approximately 8% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS

United Natural Foods, Inc. and Subsidiaries:                     Page

Independent Auditors' Report                                     16

Consolidated Balance Sheets                                      17

Consolidated Statements of Operations                            18

Consolidated Statements of Stockholders' Equity                  19

Consolidated Statements of Cash Flows                            20

Notes to Consolidated Financial Statements                       21

NDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP


Providence, Rhode Island
September 8, 2000

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

ASSETS                                                                                            JULY 31,     JULY 31,
                                                                                                      2000         1999
Current assets:
    Cash and cash equivalents                                                                    $   1,943    $   2,845
    Accounts receivable, net of allowance of $3,302 and $2,297, respectively                        69,474       60,612
    Notes receivable, trade                                                                            456        1,096
    Inventories                                                                                    104,486       90,725
    Prepaid expenses                                                                                 6,085        5,660
    Deferred income taxes                                                                            2,350        1,765
    Refundable income taxes                                                                          4,401        3,939
                                                                                            ---------------------------
       Total current assets                                                                      $ 189,195      166,642
Property & equipment, net                                                                           52,625       43,784
Notes receivable, trade, net                                                                           765          333
Goodwill, net of accumulated amortization of $2,680 and $1,853, respectively                        26,624       26,250
Covenants not to compete, net of accumulated amortization of $317 and $365,
respectively                                                                                           181          328
Other, net                                                                                             844          564

                                                                                            ---------------------------
       Total assets                                                                              $ 270,234    $ 237,901
                                                                                            ===========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable                                                                                $  68,007    $  41,154
    Current installments of long-term debt                                                           2,770        3,682
    Current installments of obligations under capital leases                                         1,036          833
    Accounts payable                                                                                39,393       33,442
    Accrued expenses                                                                                12,178       13,706
                                                                                            ---------------------------
       Total current liabilities                                                                   123,884       92,817

  Long-term debt, excluding current installments                                                    26,722       24,370
  Deferred income taxes                                                                                367          712
  Obligations under capital leases, excluding current installments                                   1,807        1,421

                                                                                            ---------------------------
       Total liabilities                                                                           152,280      119,320
                                                                                            ---------------------------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none issued or outstanding                --           --
    Common stock, $.01 par value, authorized 50,000 shares;
       issued and outstanding 18,283 at July 31, 2000
       issued and outstanding 18,249 at July 31, 1999                                                  183          182
    Additional paid-in capital                                                                      68,180       67,740
    Unallocated shares of Employee Stock Ownership Plan                                             (2,421)      (2,584)
    Retained earnings                                                                               52,012       53,243

                                                                                            ---------------------------
       Total stockholders' equity                                                                  117,954      118,581
                                                                                            ---------------------------

Total liabilities and stockholders' equity                                                       $ 270,234    $ 237,901
                                                                                            ===========================

                 See notes to consolidated financial statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED JULY 31,

(In thousands, except per share data)                    2000         1999         1998
                                                         ----         ----         ----
Net sales                                           $ 908,688    $ 856,998    $ 728,910
Cost of sales                                         734,673      680,301      578,575
                                                  -------------------------------------
                 Gross profit                         174,015      176,697      150,335
                                                  -------------------------------------

Operating expenses                                    166,673      144,937      116,042
Merger and restructuring expenses                       2,420        3,869        4,064
Amortization of intangibles                             1,070        1,075        1,185
                                                  -------------------------------------
                Total operating expenses              170,163      149,881      121,291
                                                  -------------------------------------

                Operating income                        3,852       26,816       29,044
                                                  -------------------------------------

Other expense (income):
         Interest expense                               6,412        5,700        5,157
         Other, net                                      (527)      (2,477)        (778)
                                                  -------------------------------------
                 Total other expense                    5,885        3,223        4,379
                                                  -------------------------------------

                (Loss) income before income taxes      (2,033)      23,593       24,665
Income (benefit) taxes                                   (802)      10,126       11,580

                                                  -------------------------------------
Net (loss) income                                   $  (1,231)   $  13,467    $  13,085
                                                  =====================================

Per share data (basic):
Net (loss) income                                   $   (0.07)   $    0.74    $    0.75
                                                  =====================================

Weighted average basic shares of common stock          18,264       18,196       17,467
                                                  =====================================

Per share data (diluted):
Net (loss) income                                   $   (0.07)   $    0.73    $    0.74
                                                  =====================================

Weighted average diluted shares of common stock        18,264       18,537       17,798
                                                  =====================================

                See notes to consolidated financial statements.

                           UNITED NATURAL FOODS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  Unallocate                              Total
                                         Outstanding     Common  Additional Paid   Shares of   Retained    Treasury   Stockholders'
                                       Number of Shares   Stock     in Capital       ESOP      Earnings      Stock        Equity
                                       --------------------------------------------------------------------------------------------
(In thousands)
Balances at July 31, 1997                   17,357         174         51,842       (2,910)      24,854       (44)          73,916

Allocation of shares to  ESOP                   --          --             --          163           --        --              163

Transfer of undistributed
loss to additional
paid-in-capital                                 --          --         (1,837)          --        1,837        --               --

Issuance of common stock, net                  818           8         17,479           --           --      (265)          17,222

Retirement of treasury stock                    --          --            (44)          --           --        44               --

Net income                                      --          --             --           --       13,085        --           13,085
                                       -------------------------------------------------------------------------------------------
Balances at July 31, 1998                   18,175       $ 182      $  67,440    $  (2,747)   $  39,776   $  (265)       $ 104,386
                                       -------------------------------------------------------------------------------------------

Allocation of shares to ESOP                    --          --             --          163           --        --              163

Transfer of undistributed
loss to additional
paid-in-capital                                 --          --             19           --           --        --               19

Issuance of common stock, net                   74          --            546           --           --        --              546

Retirement of treasury stock                    --          --           (265)          --           --       265               --

Net income                                      --          --             --           --       13,467        --           13,467
                                       -------------------------------------------------------------------------------------------
Balances at July 31, 1999                   18,249       $ 182      $  67,740    $   2,584    $  53,243   $    --        $ 118,581
                                       -------------------------------------------------------------------------------------------

Allocation of shares to ESOP                    --          --             --          163           --        --              163

Transfer of undistributed
loss to additional
paid-in-capital                                 --          --             --           --           --        --               --

Issuance of common stock, net                   34           1            440           --           --        --              441

Retirement of treasury stock                    --          --             --           --           --        --               --

Net loss                                        --          --             --           --       (1,231)       --           (1,231)
                                       -------------------------------------------------------------------------------------------
Balances at July 31, 1999                   18,283       $ 183      $  68,180    $  (2,421)   $  52,012   $    --        $ 117,954
                                       ===========================================================================================

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED JULY 31,
(In thousands)                                                             2000        1999        1998
                                                                           ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $ (1,231)   $ 13,467    $ 13,085
         Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
         Depreciation and amortization                                    7,601       9,205       6,068
         Gain on sale of business                                            --      (1,397)         --
         (Gain) loss on disposals of property & equipment                 1,977        (195)         80
         Deferred income tax (benefit) expense                             (930)       (941)        184
         Provision for doubtful accounts                                  1,992       1,995       2,462
         Changes in assets and liabilities, net of acquired
         companies:
                  Accounts receivable                                   (10,854)    (11,524)     (5,911)
                  Inventory                                             (13,761)       (460)    (14,111)
                  Prepaid expenses                                         (425)     (2,319)      1,175
                  Refundable income taxes                                  (461)     (3,889)       (165)
                  Other assets                                             (117)        771       1,085
                  Notes receivable, trade                                   208         445         (71)
                  Accounts payable                                        5,950         334         732
                  Accrued expenses                                       (1,528)      2,805         307
                  Income taxes payable                                       --          --        (377)
                                                                    -----------------------------------
         Net cash (used in) provided by operating activities            (11,579)      8,297       4,543
                                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for purchases of subsidiaries, net of cash
         acquired                                                        (1,200)     (8,888)    (20,029)
         Proceeds from sale of business                                      --       7,086          --
         Proceeds from disposals of property and equipment                   57       1,477         545
         Capital expenditures                                           (15,870)     (6,610)    (15,209)
                                                                    -----------------------------------
         Net cash used in investing activities                          (17,013)     (6,935)    (34,693)
                                                                    -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under note payable                               26,854       4,546       9,386
         Repayments on long-term debt                                    (3,846)     (4,337)     (9,482)
         Proceeds from long-term debt                                     5,287          --      14,445
         Principal payments of capital lease obligations                 (1,045)       (683)       (980)
         Proceeds from issuance of common stock, net                        440         564      17,222
                                                                    -----------------------------------
         Net cash provided by financing activities                     $ 27,690    $     90    $ 30,591
                                                                    -----------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (902)      1,452         441
Cash and cash equivalents at beginning of period                          2,845       1,393         952
                                                                    -----------------------------------
Cash and cash equivalents at end of period                             $  1,943    $  2,845    $  1,393
                                                                    ===================================
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                                         5,746       5,540       4,897
                                                                    ===================================
         Income taxes                                                       795      15,273      11,938
                                                                    ===================================

In 2000, 1999 and 1998, the Company incurred capital lease obligations of approximately $1,634, $1,686 and $316, respectively.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

      (a) Nature of Business

      United Natural Foods, Inc. and Subsidiaries (the "Company") is a distributor and retailer of natural products. The Company sells its products throughout the United States.

      (b) Basis of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      (g) Intangible Assets and Other Long-Lived Assets

      Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations and is being amortized on the straight-line method not exceeding forty years. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally five years.

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

      (h) Revenue Recognition and Trade Receivables

      The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States. The Company had two customers in 2000 and 1999, Whole Foods Market, Inc., and Wild Oats Markets, Inc., which provided 10% or more of the Company's revenue. Total net sales to Whole Foods and Wild Oats in 2000 were approximately $147 million and $121 million, respectively. Total net sales to Whole Foods and Wild Oats in 1999 were approximately $143 million and $90 million, respectively. Whole Foods was the only customer in 1998 that provided 10% or more of the Company's revenue. Total net sales to Whole Foods were approximately $120 million 1998.

      (i) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable, long-term debt and capital lease obligations approximate fair value based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

      (j) Merger with Stow Mills

      On October 31, 1997, the Company completed its merger with Stow Mills, Inc. and Subsidiary and Hendrickson Partners ("Stow") wherein Stow became a wholly owned subsidiary of the Company. Prior to this merger, Stow's fiscal year ended December 31.

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

      (n) Earnings Per Share

      Basic earnings per share are calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options are considered common stock equivalents, using the treasury stock method. All earnings per share information included in these financial statements has been restated to conform to the requirements of SFAS No. 128.

      A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

                                                                YEAR ENDED JULY 31,

      (In thousands, except per share data)                   2000      1999     1998
                                                              ----      ----     ----
      Basic weighted average shares outstanding             18,264    18,196   17,467
        Net effect of dilutive stock options based upon
        the treasury stock method                               --       341      331
                                                          ---------------------------
      Diluted weighted average shares outstanding           18,264    18,537   17,798
                                                          ===========================

      (o) Pro Forma Additional Income Tax Expense (Unaudited)

      Stow was organized as an S corporation for Federal income tax purposes prior to the merger. Pro forma income tax expense reflects Federal income tax applied to taxable income at a rate of 35% for Stow for all periods prior to the effective date of the merger. Had Stow been taxed as a C corporation prior to the merger, income tax expense for the fiscal year ended July 31, 1998 would have increased $ 0.32 million, which would have resulted in net income of $ 12.8 million. Basic earnings per share would have been $ 0.73 and diluted earnings per share would have been $ 0.72.

(2) ACQUISITIONS

Fiscal 1999

On September 30, 1998, the Company acquired substantially all of the outstanding stock of Albert's Organics, Inc. ("Albert's"), a wholesale distributor of organic vegetables and fruits for $12.0 million, including $ 1.2 million contingent payment that was made during fiscal 2000. Albert's had sales of $47.8 million (unaudited) for its most recent fiscal year ending December 31, 1997. This acquisition was accounted for as a purchase with goodwill of approximately $10.3 million being amortized on a straight-line basis over 40 years.

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

On October 31, 1997, the Company completed its merger with Stow wherein Stow became a wholly owned subsidiary of the Company. The merger with Stow was accounted for as a pooling of interests and, accordingly, all financial information included is reported as though the companies had been combined for all periods reported. The Company issued 4,978,280 shares in connection with the merger, which represented approximately 29% of the Company's common stock after the merger. Net sales for the quarter ended October 31, 1997 and the year ended July 31 1997 for the Company excluding Stow were approximately $116.5 million (unaudited) and $421.7 million, respectively. Net income for the quarter ended October 31, 1997 and the year ended July 31, 1997 for the Company excluding Stow was $1.2 million

(unaudited) and $8.3 million, respectively. Net sales for the quarter ended October 31, 1997 and the year ended July 31, 1997 for Stow were $56.9 million (unaudited) and $213.1, respectively. Net (loss) income for the quarter ended October 31, 1997 and the year ended July 31, 1997 for Stow was $(1.8) million (unaudited) and $1.1 million, respectively.

(3) STOCK OPTION PLAN

The Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," during fiscal 1997. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net (loss) income would have been $(1.8) million, $11.9 million and $12.1 million for 2000, 1999 and 1998, respectively, basic
(loss) earnings per share would have been $(0.10), $0.65 and $0.69 for 2000, 1999 and 1998, respectively, and diluted (loss) earnings per share would have been $(0.10), $0.64 and $0.68 for 2000, 1999 and 1998, respectively. The weighted average grant date fair value of options granted during 2000, 1999 and 1998 is shown below. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 2000, 1999 and 1998: a dividend yield of 0.0%, a risk free interest rate of 6.07% and an expected life of 8 years. The expected volatility was 77.5%, 66.0% and 60.9% for 2000, 1999 and 1998, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

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

      The following table summarizes the stock option activity for the fiscal years ended July 31, 2000, 1999 and 1998.

                                           Shares     Weighted    Shares     Weighted    Shares     Weighted
                                           ------     Average     ------     Average     ------     Average
                                                      Exercise               Exercise               Exercise
                                                      Price                  Price                  Price
                                                      -----                  -----                  -----
Outstanding at beginning of year           985,259    $14.05      989,346    $13.02      654,500    $ 8.14
Granted                                    839,500    $ 9.38       80,000    $21.37      392,346    $21.47
Exercised                                  (34,119)   $ 9.64      (74,087)   $ 7.38      (27,500)   $ 9.64
Forfeited                                 (212,500)   $20.74      (10,000)   $20.25      (30,000)   $20.25
                                        -----------              ---------              ---------
Outstanding at end of year               1,578,140    $10.76      985,259    $14.05      989,346    $13.02
                                        ===========              =========              =========

Options exercisable at year-end            604,113    $10.12      490,913    $ 9.32      392,107    $ 7.38
Weighted average fair value of
options granted during the year:
   Exercise price equals stock price         $7.38                 $15.54                 $14.92
   Exercise price exceeds stock price           --                     --                 $10.03
   Stock price exceeds exercise price           --                     --                     --

      The 1,578,140 options outstanding at July 31, 2000 had exercise prices and remaining contractual lives as follows:

            Exercise Price      Number        Remaining
            --------------      ------       Contractual
                                                Life
                                             -----------
               $  6.38         255,750         6 Years
               $  7.75          50,000         9 Years
               $  8.97         610,500         9 Years
               $  9.64         169,381         6 Years
               $ 10.13          36,000        10 Years
               $ 10.60          82,500         1 Year
               $ 11.44         108,000        10 Years
               $ 13.00           5,000        10 Years
               $ 13.56           5,000        10 Years
               $ 14.25          10,000        10 Years
               $ 20.25         174,470         7 Years
               $ 21.38          30,000         9 Years
               $ 22.28          41,539         2 Years

(4) NOTES PAYABLE

The Company entered into a line of credit and term loan agreement (see note 5) with a bank effective February 20, 1996. The agreement has had five subsequent amendments effective March 1997, July 1997, October 1997, July 1999 and April 2000. In October 1997, the Company amended the agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owing to the Company's bank at the date of the merger and is used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate (9.50% at July 31, 2000 and 8.25% at July 31, 1999) or 1.25%
above the bank's London Interbank Offered Rate ("LIBOR", 6.62% and 5.18% at July 31, 2000 and 1999, respectively), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. The Company opted to pay 1.25% above LIBOR for substantially all of fiscal 2000. Interest on approximately $5.9 million of the mortgage facility accrues at 7.36%, with the remainder to accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the variable portion for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. At July 31, 2000 and 1999, the weighted average interest rate on the line of credit was 7.87% and 6.23%, respectively. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of July 31, 2000, the Company's outstanding borrowings under the credit agreement totaled $88.4 million. The credit agreement expires on July 31, 2002 and contains certain restrictive covenants. The Company was not in compliance with one of its restrictive covenants at July 31, 1999 and was granted a waiver of this covenant by the bank. In connection with the amendment to the Company's credit agreement with its bank as noted above, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

In October 1998, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap was entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five-year term of the swap agreement may be extended to seven years at the option of the counterparty.

(5) LONG-TERM DEBT

Long-term debt consisted of the following: (dollars in thousands)  July 31,  July 31,
                                                                       2000      1999
                                                                       ----      ----
Term loan for employee stock ownership plan, secured by stock of the Company, due $14 monthly plus interest at 10%, balance due
May 1, 2015                                                         $ 2,421   $ 2,584

Term loan payable to bank, secured by substantially all assets of the Company, due $235 quarterly plus interest at 1.25% above
LIBOR, balance due July 31, 2002                                      4,015     4,955

Real estate term loan payable to bank, secured by land and
building, due $28 monthly plus interest at 7.36%, balance due
July 31, 2002                                                         5,885     6,215

Term loan payable to bank, secured by substantially all assets of the Company, with monthly principal payments of $50 through July
2002 and the remaining principal due on July 31, 2002, interest
at 7.71%                                                             10,490    11,090

Other notes payable to former owners of acquired businesses and former stockholders of subsidiaries, maturing at various dates
through February 2002 at interest rates ranging from 5.35% to 10%        --     1,578

Real estate term loans payable to bank and others, secured by building And other assets, due monthly and maturing at various dates from July 2002 through April 2015, at rates ranging from 5%
to 8.6%                                                               6,681     1,630

                                                                   ------------------
                                                                     29,492    28,052
         Less: current installments                                   2,770     3,682
                                                                   ------------------
         Long-term debt, excluding current installments             $26,722   $24,370
                                                                   ==================

Certain debt agreements contain restrictive covenants. The Company was not in compliance with one of its restrictive covenants at July 31, 1999 and was granted a waiver of this covenant by the bank.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2000:

         Year       (thousands)
         2001           $ 2,770
         2002            20,775
         2003               861
         2004               928
         2005               828
         Thereafter       3,330
                        -------
                        $29,492
                        =======

(6) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2000 and 1999:

           (dollars in thousands)         Useful         2000      1999
                                           Lives         ----      ----
                                          (Years)
                                          -------
         Land                                         $ 1,741   $ 1,535
         Building                          20-40       33,912    26,797
         Leasehold improvements             5-30        9,981     7,282
         Warehouse equipment                5-20       20,479    19,177
         Office equipment                   3-10        8,531     6,629
         Motor vehicles                     3-5         5,877     5,468
         Equipment under capital leases      5          3,984     3,758
         Construction in progress                       1,742     1,851
                                                      -------   -------
                                                       86,247    72,497
         Less accumulated depreciation
         and amortization                              33,622    28,713
                                                    --------------------
         Net property and equipment.                  $52,625   $43,784
                                                    ====================

(7) CAPITAL LEASES

The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

Minimum future lease payments under capital leases as of July 31, 2000 for each of the next five fiscal years and in the aggregate are:

            Year ended July 31                  Amount
            ------------------              (In thousands)
         2001                                  $ 1,211
         2002                                    1,001
         2003                                      714
         2004                                      254
         2005 and thereafter                         5
         Total minimum lease payments            3,185
                                               -------
         Less: Amount representing interest        342
                                               -------
         Present value of net minimum
         lease payments                          2,843
         Less: current installments              1,036
                                               -------
         Capital lease obligations,
         excluding current installments        $ 1,807
                                               =======

(8) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

The Company also leases equipment under master lease agreements. Payment under these agreements will continue for a period of four years. The equipment lease agreements contain covenants concerning the maintenance of certain financial ratios. The Company was in compliance with its covenants at July 31, 2000.

Rent and other lease expense for the years ended July 31, 2000, 1999 and 1998 totaled approximately $8.5 million, $7.2 million and $17.5 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2000 are as follows:

                  Year                (In thousands)
                  2001                   $  6,029
                  2002                      5,263
                  2003                      4,529
                  2004                      4,049
                  2005                      3,405
                  2006 and thereafter      13,369
                                         --------
                                         $ 36,644
                                         ========

Outstanding commitments as of July 31, 2000 for the purchase of inventory were approximately $7.2 million. The Company had outstanding letters of credit of approximately $3.8 million at July 31, 2000.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(9) PROFIT SHARING / SALARY REDUCTION PLANS

The Company has several profit sharing/salary reduction plans, generally called "401(k) Plans" ("the Plans"), covering various employee groups. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $1.0 million, $1.0 million and $0.8 million for the years ended July 31, 2000, 1999 and 1998, respectively.

(10) INCOME TAXES

Total Federal and state income tax (benefit) expense consists of the following:

      (In thousands)                      Current    Deferred       Total
                                          -------    --------       -----
      Fiscal year ended July 31, 2000:
      U.S. Federal                       $   (141)   $     79    $    (62)
      State and local                         269      (1,009)       (740)
                                         --------    --------    --------
                                         $    128    $   (930)   $   (802)
                                         ========    ========    ========
      Fiscal year ended July 31, 1999:
      U.S. Federal                       $  9,447    $   (811)   $  8,636
      State and local                       1,619        (129)      1,490
                                         --------    --------    --------
                                         $ 11,066    $   (940)   $ 10,126
                                         ========    ========    ========
      Fiscal year ended July 31, 1998:
      U.S. Federal                       $  8,736    $    173    $  8,909
      State and local                       2,660          11       2,671
                                         --------    --------    --------
                                         $ 11,396    $    184    $ 11,580
                                         ========    ========    ========

Total income tax (benefit) expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

                                                   July 31,   July 31,  July 31,
      (In thousands)                                   2000       1999      1998
                                                       ----       ----      ----
      Computed "expected" tax (benefit) expense $ (712) $ 8,258 $ 8,633 State and local income tax, net of Federal
      income tax (expense) benefit                     (481)       968     1,736
      Effect of entities not taxed for Federal
      income tax                                         --         --       383
      Merger related expenses                                                491
      Non-deductible expenses                           119        155        84
      Non-deductible amortization                        88         79        15
      Other, net                                        184        666       238
                                                   --------   --------  --------
                                                   $   (802)  $ 10,126  $ 11,580
                                                   ========   ========  ========

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2000 and 1999 are presented below:

      (In thousands)                                                            2000       1999
                                                                                ----       ----
      Deferred tax assets:
      Inventories, principally due to additional costs inventoried for tax
      purposes                                                                 1,245        958
      Compensation and benefit related                                           750        792
      State net operating loss carryforward                                      617         --
      Accounts receivable, principally due to allowances for uncollectible
      accounts                                                                   304        382
      Other                                                                      169        136
                                                                             -------    -------
      Total gross deferred tax assets                                          3,085      2,268
      Less valuation allowance                                                    --         --
      Net deferred tax assets                                                  3,085      2,268
                                                                             -------    -------
      Deferred tax liabilities:
      Plant and equipment, principally due to differences in depreciation        405        495
               Reserve for LIFO inventory method                                 329        611
               Intangible assets                                                 285         21
               Other                                                              83         88
                                                                             -------    -------
               Total deferred tax liabilities                                  1,102      1,215
                                                                             -------    -------
      Net deferred tax assets                                                $ 1,983    $ 1,053
                                                                             =======    =======

      Current deferred income tax assets                                     $ 2,350    $ 1,765
      Non-current deferred income tax liabilities                               (367)      (712)
                                                                             -------    -------
                                                                             $ 1,983    $ 1,053
                                                                             =======    =======

At July 31, 2000, the Company had net operating loss carryforwards of approximately $16 million for state income tax purposes that expire in years 2003 through 2020.

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

(11) EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted the UNF Employee Stock Ownership Plan (the "Plan") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

In connection with the adoption of the Plan, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the outstanding Common Stock of the Company at a price of $4,080,000. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 10% and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During each of 2000, 1999 and 1998 contributions totaling approximately $0.4 million were made to the Trust. Of these contributions, approximately $0.3 million each year represented interest.

The ESOP shares were classified as follows:

                                                       July 31,  July 31,
      (In thousands)                                       2000      1999
                                                           ----      ----
      Allocated shares                                      814       726
      Shares released for allocation                         88        88
      Shares distributed to employees                      (327)     (261)
      Unreleased shares                                   1,298     1,386
                                                          -----     -----
      Total ESOP shares                                   1,873     1,939
                                                          =====     =====

The fair value of unreleased shares was approximately $18.5 million at July 31, 2000.

(12) BUSINESS SEGMENTS

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

Following is business segment information for the periods indicated:

(dollars in thousands)         Distribution    Other  Eliminations  Consolidated

2000
----
Revenue                             870,307   56,131       (17,750)      908,688
Operating Income                      8,333   (4,549)           68         3,852
Amortization and Depreciation         6,431    1,170            --         7,601
Capital Expenditures                 15,190      680            --        15,870
Assets                              400,538    7,129      (137,433)      270,234

1999
----
Revenue                             806,013   72,860       (21,875)      856,998
Operating Income                     26,242      422           152        26,816
Amortization and Depreciation         7,819    1,386            --         9,205
Capital Expenditures                  7,354      942            --         8,296
Assets                              357,401   18,824      (138,324)      237,901

1998
----
Revenue                             691,389   49,977       (12,456)      728,910
Operating Income                     29,454     (544)          134        29,044
Amortization and Depreciation         4,931    1,137            --         6,068
Capital Expenditures                 14,107    1,417            --        15,524
Assets                              252,716   30,845       (71,319)      212,242

(13) RESTRUCTURING COSTS

In connection with the consolidation of operations in the Eastern Region and the Central Region, the Company accrued restructuring expenses of $0.6 million and $0.8 million for the years ended July 31, 2000 and 1999, respectively, and recorded asset impairments and incremental depreciation of $1.8 million and $2.4 million for the years ended July 31, 2000 and 1999, respectively. Substantially all of the retention and severance expenses had been paid as of July 31, 2000. The incremental depreciation was to reduce the book value of the Chesterfield, New Hampshire facility, which was being held for sale, to its estimated net realizable value. Management decided in December 1999 to keep this facility open for the foreseeable future. Depreciation of the remaining book value was resumed in December 1999.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during 2000 and 1999 and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.

(In thousands except per share data)          First       Second        Third      Fourth    Full Year
------------------------------------------------------------------------------------------------------
2000
----
Net sales                                 $ 218,455    $ 231,375    $ 229,205   $ 229,653    $ 908,688
Gross profit                                 40,452       42,171       45,305      46,087      174,015
Income before income taxes                   (1,697)      (7,527)       2,940       4,251       (2,033)
Net income (loss)                            (1,018)      (4,528)       1,765       2,550       (1,231)
Per common share income (loss)
Basic:                                    $   (0.06)   $   (0.25)   $    0.10   $    0.14    $   (0.07)
Diluted:                                  $   (0.06)   $   (0.25)   $    0.10   $    0.14    $   (0.07)
Weighted average basic
       Shares outstanding                    18,260       18,260       18,261      18,275       18,264
Weighted average diluted
       Shares outstanding                    18,260       18,260       18,562      18,651       18,264

(In thousands except per share data)          First       Second        Third      Fourth    Full Year
------------------------------------------------------------------------------------------------------
       Market Price
       High                               $  19 5/8    $ 15 3/16    $      16   $16 11/16    $  19 5/8
       Low                                $   7 5/8    $       7    $   9 5/8   $  12 3/8    $       7
1999
----
Net sales                                 $ 199,889    $ 215,748    $ 226,892   $ 214,469    $ 856,998
Gross profit                                 42,614       46,208       47,939      39,936      176,697
Income before income taxes                    8,163        8,405        9,350      (2,325)      23,593
Net income (loss)                             4,779        4,916        5,119      (1,347)      13,467
Per common share income (loss)
Basic:                                    $    0.26    $    0.27    $    0.28   $   (0.07)   $    0.74
Diluted:                                  $    0.26    $    0.27    $    0.28   $   (0.07)   $    0.73
Weighted average basic
       Shares outstanding                    18,175       18,175       18,183      18,249       18,196
Weighted average diluted
       Shares outstanding                    18,537       18,538       18,512      18,249       18,537
       Market Price
       High                               $  29 1/2    $  29 1/4    $  29 3/4   $  29 1/4    $  29 3/4
       Low                                $      19    $  22 1/2    $  17 3/4   $  17 1/4    $  17 1/4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2000 (the "2000 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Transactions" in the 2000 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Form 10-K

1. Financial Statements. The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts

All other schedules are omitted, since the required information is not present or is not present in amounts consolidated financial statements and notes thereto.

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

Dated: October 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                                                  Date
/s/ THOMAS B. SIMONE          Chairman of the Board                                  October 20, 2000
--------------------
    Thomas B. Simone


/s/ MICHAEL S. FUNK           Chief Executive Officer, Vice Chairman of the Board    October 20, 2000
-------------------           (Principal Executive Officer)
    Michael S. Funk

/s/ GORDON D. BARKER          Director                                               October 20, 2000
--------------------
    Gordon D. Barker

/s/ JOSEPH M. CIANCIOLO       Director                                               October 20, 2000
-----------------------
    Joseph M. Cianciolo

/s/ JAMES P. HEFFERNAN        Director                                               October 20, 2000
----------------------
    James P. Heffernan

/s/ KEVIN T. MICHEL           Vice President and Chief Financial Officer;            October 20, 2000
-------------------           Treasurer; Director
    Kevin T. Michel           (Principal Financial and Accounting Officer)

/s/ RICHARD S. YOUNGMAN       President and Assistant Secretary; Director            October 20, 2000
-----------------------
    Richard S. Youngman

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

10.6*+#       1996 Stock Option Plan.

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

Exhibit No.   Description

10.21x+       Employment Agreement for Robert Cirulnick

10.22x+       Employment Agreement for Richard S. Youngman

10.23xxx Employment Transition Agreement and Release for Norman A. Cloutier dated December 8, 1999

10.24         Employment Agreement for Steven H. Townsend dated December 6, 1999

10.25xx Third Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated October 31, 1997.

10.26xx Agency and Interlender Agreement between United Natural Foods, Inc. and Fleet Capital Corporation, First Union National Bank and Nationsbank, N.A., dated December 1, 1997.

10.27*****    Fourth Amendment to Amended and Restated Loan Agreement with Fleet
              Capital Corporation, dated July 31, 1999.

10.28*****    Lease dated August, 1998 between Valley Centre I, L.L.C. and the
              Registrant.

10.29xxxx     Fifth Amendment to Amended and Restated Loan Agreement with Fleet
              Capital Corporation, dated March 31, 2000

10.30 Lease dated December 31, 1996 between Dove Investments, Inc. and the Registrant and Amendments

10.31 Purchase and Sale agreement between the Registrant and Dynamic Builders, Inc., dated June 30, 1999, Amendments and attachment

10.32 Real estate Term Notes between the Registrant and City National Bank dated April 28, 2000

21            Subsidiaries of the Registrant.

23            Consent of KPMG LLP.

27            Financial Data Schedule

              Schedule II - Valuation and Qualifying Accounts and Report of Independent Accountants thereon.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)
** Incorporated by reference to an Annex to the Registrant's Proxy Statement dated October 15, 1997 with respect to the Special Meeting of Stockholders dated October 30, 1997.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.
**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.
***** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999.
x Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.
xx Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997.
xxx Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.
xxxx Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.
+ Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.
# Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated February 3, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:

Under date of September 8, 2000, we reported on the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Providence, Rhode Island
/s/ KPMG LLP
September 8, 2000 KPMG LLP

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                                   Additions charged
                             Balance at            to costs and                    Balance at end of
                             beginning of period   expenses            Deduction   period
                             ------------------------------------------------------------------------

Year ended July 31, 2000     $2,297                $1,992              $  987      $3,302

Year ended July 31, 1999     $1,780                $1,995              $1,478      $2,297

Year ended July 31, 1998     $2,283                $2,462              $2,965      $1,780