Form 10-K/A
period 2000-07-31
UNITED NATURAL FOODS INC
filed 2000-11-03
CIK 1020859

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

CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within the industry and within each of the regions that have formed the foundation of UNFI. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has improved our operating margins, which increased from 2.5% in fiscal 1994 to 3.6% (excluding restructuring costs) in fiscal 1999. Our operating margin (excluding restructuring costs) in the fourth quarter of fiscal 1999 was 0.0% due to computer and related issues arising from the consolidation of operations in the Eastern Region which resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of these problems fiscal 2000 was a rebuilding year for us. Our operating margins continued to suffer in the first quarter (.23%) and the second quarter (2.6%) (excluding non-recurring charges of approximately $5.4 million) of fiscal 2000. Due to our effort to reduce expenses, improve margin and increase sales our operating margin improved to 2.12% (excluding non-recurring charges of approximately $0.4 million) in the third quarter and to 2.57% in the fourth quarter.

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

/s/ KPMG LLP

KPMG LLP


Providence, Rhode Island
September 8, 2000

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

ASSETS                                                                                            JULY 31,     JULY 31,
                                                                                                      2000         1999
Current assets:
    Cash and cash equivalents                                                                    $   1,943    $   2,845
    Accounts receivable, net of allowance of $3,302 and $2,297, respectively                        69,474       60,612
    Notes receivable, trade                                                                            456        1,096
    Inventories                                                                                    104,486       90,725
    Prepaid expenses                                                                                 6,085        5,660
    Deferred income taxes                                                                            2,350        1,765
    Refundable income taxes                                                                          4,401        3,939
                                                                                            ---------------------------
       Total current assets                                                                      $ 189,195      166,642
Property & equipment, net                                                                           52,625       43,784
Notes receivable, trade, net                                                                           765          333
Goodwill, net of accumulated amortization of $2,680 and $1,853, respectively                        26,624       26,250
Covenants not to compete, net of accumulated amortization of $317 and $365,
respectively                                                                                           181          328
Other, net                                                                                             844          564

                                                                                            ---------------------------
       Total assets                                                                              $ 270,234    $ 237,901
                                                                                            ===========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable                                                                                $  68,007    $  41,154
    Current installments of long-term debt                                                           2,770        3,682
    Current installments of obligations under capital leases                                         1,036          833
    Accounts payable                                                                                39,393       33,442
    Accrued expenses                                                                                12,178       13,706
                                                                                            ---------------------------
       Total current liabilities                                                                   123,384       92,817

  Long-term debt, excluding current installments                                                    26,722       24,370
  Deferred income taxes                                                                                367          712
  Obligations under capital leases, excluding current installments                                   1,807        1,421

                                                                                            ---------------------------
       Total liabilities                                                                           152,280      119,320
                                                                                            ---------------------------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none issued or outstanding                --           --
    Common stock, $.01 par value, authorized 50,000 shares;
       issued and outstanding 18,283 at July 31, 2000
       issued and outstanding 18,249 at July 31, 1999                                                  183          182
    Additional paid-in capital                                                                      68,180       67,740
    Unallocated shares of Employee Stock Ownership Plan                                             (2,421)      (2,584)
    Retained earnings                                                                               52,012       53,243

                                                                                            ---------------------------
       Total stockholders' equity                                                                  117,954      118,581
                                                                                            ---------------------------

Total liabilities and stockholders' equity                                                       $ 270,234    $ 237,901
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