Form 10-Q
period 2000-10-31
UNITED NATURAL FOODS INC
filed 2000-12-15
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

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

Yes |X|           No |_|

As of December 6, 2000, there were 18,327,805 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of October 31, 2000 and
           July 31, 2000                                                       3

           Consolidated Statements of Operations for the quarters ended
           October 31, 2000 and 1999                                           4

           Consolidated Statements of Cash Flows for the quarters ended
           October 31, 2000 and 1999                                           5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7-12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          12

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   12

           Signatures                                                         13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          -----------
(In thousands, except per share amounts)                               OCTOBER 31, 2000    JULY 31, 2000
                                                                       ----------------    -------------
ASSETS
Current assets:
    Cash                                                                   $  9,443          $  1,943
    Accounts receivable, net                                                 74,149            69,474
    Notes receivable, trade                                                     432               456
    Inventories                                                             107,934           104,486
    Prepaid expenses                                                          6,131             6,085
    Deferred income taxes                                                     2,454             2,350
    Refundable income taxes                                                   2,507             4,401
                                                                       ------------------------------
       Total current assets                                                 203,050           189,195

Property & equipment, net                                                    55,249            52,625

Other assets:
    Notes receivable, trade, net                                                576               765
    Goodwill, net                                                            26,413            26,624
    Covenants not to compete, net                                               150               181
    Other, net                                                                  804               844
                                                                       ------------------------------
       Total assets                                                        $286,242          $270,234
                                                                       ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                                         $ 62,503          $ 68,007
    Current installments of long-term debt                                    2,770             2,770
    Current installment of obligations under capital leases                     838             1,036
    Accounts payable                                                         57,212            39,393
    Accrued expenses                                                         12,345            12,178
                                                                       ------------------------------
       Total current liabilities                                            135,668           123,384

  Long-term debt, excluding current installments                             26,155            26,722
  Deferred income taxes                                                         570               367
  Obligations under capital leases, excluding current installments            2,161             1,807
                                                                       ------------------------------
       Total liabilities                                                    164,554           152,280
                                                                       ------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
      none issued and outstanding                                                --                --
    Common stock, $.01 par value, authorized 50,000 shares,
      issued and outstanding 18,328 at October 31, 2000;
      issued and outstanding 18,283 at July 31, 2000                            183               183
    Additional paid-in capital                                               68,607            68,180
    Unallocated shares of ESOP                                               (2,379)           (2,421)
    Retained earnings                                                        55,277            52,012
                                                                       ------------------------------
       Total stockholders' equity                                           121,688           117,954
                                                                       ------------------------------
Total liabilities and stockholders' equity                                 $286,242          $270,234
                                                                       ==============================

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     QUARTER ENDED OCTOBER 31,
                                                     -------------------------
(In thousands, except per share data)                        2000         1999
                                                             ----         ----
Net sales                                                $244,141     $218,455
Cost of sales                                             196,090      178,003
                                                     -------------------------
                Gross profit                               48,051       40,452
                                                     -------------------------

Operating expenses                                         40,782       40,610
Amortization of intangibles                                   263          347
                                                     -------------------------
                Total operating expenses                   41,045       40,957
                                                     -------------------------

                Operating income (loss)                     7,006         (505)
                                                     -------------------------

Other expense (income):
         Interest expense                                   1,778        1,267
         Other, net                                          (214)         (75)
                                                     -------------------------
                 Total other expense                        1,564        1,192
                                                     -------------------------

Income (loss) before income taxes (benefit)                 5,442       (1,697)

Income taxes (benefit)                                      2,177         (679)

                                                     -------------------------
                  Net income (loss)                      $  3,265     $ (1,018)
                                                     =========================

Per share data (basic):

Net income (loss)                                        $   0.18     $  (0.06)
                                                     =========================

Weighted average shares of common stock                    18,320       18,260
                                                     =========================

Per share data (diluted):

Net income (loss)                                        $   0.18     $  (0.06)
                                                     =========================

Weighted average shares of common stock                    18,633       18,260
                                                     =========================

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          QUARTER ENDED OCTOBER 31,
                                                          -------------------------
(In thousands)                                                2000        1999
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  3,265    $ (1,018)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              1,825       1,873
    (Gain) loss  on disposals of property & equipment             (1)         46
    Deferred income tax expense                                   99         398
    Provision for doubtful accounts                              537         438
    Changes in assets and liabilities;
         Accounts receivable                                  (5,205)    (11,955)
         Inventory                                            (3,448)    (11,184)
         Prepaid expenses                                        (46)       (831)
         Refundable income taxes                               1,894      (1,046)
         Other assets                                             80        (406)
         Notes receivable, trade                                 214          90
         Accounts payable                                     17,819      12,280
         Accrued expenses                                        167       5,971
                                                          ----------------------
      Net cash provided by (used in) operating activities     17,200      (5,344)
                                                          ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposals of property and equipment             10           1
    Capital expenditures                                      (3,692)     (1,436)
                                                          ----------------------
      Net cash used in investing activities                   (3,682)     (1,435)
                                                          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under note payable            (5,504)      9,430
    Repayments on long-term debt                                (670)       (545)
    Proceeds from long-term debt                                  39           4
    Principal payments of capital lease obligations             (310)       (256)
    Other                                                        427          99
                                                          ----------------------
      Net cash (used in) provided by financing activities     (6,018)      8,732
                                                          ----------------------

NET INCREASE IN CASH                                           7,500       1,953
Cash at beginning of period                                    1,943       2,845
                                                          ----------------------
Cash at end of period                                       $  9,443    $  4,798
                                                          ======================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                              $  1,615    $  1,177
                                                          ======================
      Income taxes                                          $    138    $    141
                                                          ======================

In the quarters ended October 31, 2000 and 1999, the Company incurred $527 and $127, respectively, for capital lease obligations.

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000 (UNAUDITED)

1.    BASIS OF PRESENTATION

Our accompanying consolidated financial statements include the accounts of United Natural Foods, Inc. and our wholly owned subsidiaries. We are a distributor and retailer of natural foods and related products.

The financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.

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

3.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                       Quarter Ended October 31,
(In thousands)                                                  2000        1999
                                                                ----        ----

Basic weighted average shares outstanding                     18,320      18,260
Net effect of dilutive stock options based upon
the treasury stock method                                        313          --
                                                       -------------------------

                                                       =========================
Diluted weighted average shares outstanding                   18,633      18,260
                                                       =========================

There were no dilutive stock options for the quarter ended October 31, 1999 because the Company reported a net loss.

4.    BUSINESS SEGMENTS

The Company has several operating segments aggregated under the distribution segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaged in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "other" caption in the segment information. The "other" caption also includes corporate expenses that are not allocated to operating segments.

Following is business segment information for the periods indicated:

                                  Distribution       Other        Eliminations    Consolidated
                                  ------------       -----        ------------    ------------
Quarter Ended October 31, 2000
Revenue                             $ 234,228      $  14,551       $  (4,638)      $ 244,141
Operating Income                    $   7,362      $    (363)      $       7       $   7,006
Amortization and Depreciation       $   1,517      $     309       $      --       $   1,825
Capital Expenditures                $   3,250      $     441       $      --       $   3,692
Assets                              $ 418,977      $   6,786       $(139,521)      $ 286,242

Quarter Ended October 31, 1999
Revenue                             $ 208,813      $  14,240       $  (4,598)      $ 218,455
Operating Income (Loss)             $     176      $    (661)      $     (20)      $    (505)
Amortization and Depreciation       $   1,575      $     298       $      --       $   1,873
Capital Expenditures                $   1,252      $     184       $      --       $   1,436
Assets                              $ 388,340      $  13,475       $(137,181)      $ 264,634

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region, (previously Rainbow Natural Foods solely comprised the Central Region) and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 11 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service. Hershey Import Co., our division located in Rahway, New Jersey, is a business that specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs between regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Los Angeles and Auburn, California, and New Oxford, Pennsylvania locations. Upon completion of the New Oxford expansion early next calendar year, approximately 45% of our distribution facility capacity will have been added over the past 4 years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

We incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consisted of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and all of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of our Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of the difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. Additionally, we closed our Chicago facility during the third quarter of fiscal 2000. Most of our existing Chicago volume is now serviced from our Aurora, Colorado and New Oxford, Pennsylvania facilities. The closure of our Chicago facility has not had a material impact on our results of operations or financial condition.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

Computer and related issues arising from the consolidation of operations in our Eastern Region resulted in increased operating expenses and lower sales and gross margin in fiscal 2000 than prior quarters in the Eastern Region. As a result of these problems, fiscal 2000 was a rebuilding year for us. Our operating margins suffered in the first quarter (.23%) and the second quarter (.26%) (excluding non-recurring charges of approximately $5.4 million) of fiscal 2000. As a result of our efforts to reduce expenses, improve our operating margin and increase sales our operating margin improved to 2.12% (excluding non-recurring charges of approximately $0.4 million) in the third quarter and to 2.57% in the fourth quarter of fiscal 2000. Our operating margin has continued to improve, and for the quarter ended October 31, 2000 was 2.9% of sales. The increase was attributable to decreased operating expenses, a higher gross margin and increased market penetration in our Eastern Region, new customers and increased sales to our existing customer base.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                   Quarter Ended
                                                                    October 31,
                                                                 2000          1999
                                                              ---------------------
Net sales                                                       100.0%        100.0%
Cost of sales                                                    80.3%         81.5%
                                                              -------       -------
            Gross profit                                         19.7%         18.5%
                                                              -------       -------

Operating expenses                                               16.7%         18.6%
Amortization of intangibles                                       0.1%          0.2%
                                                              -------       -------
            Total operating expenses                             16.8%         18.7%
                                                              -------       -------

            Operating income (loss)                               2.9%         -0.2%
                                                              -------       -------

Other expense (income):
      Interest expense                                            0.7%          0.6%
      Other, net                                                 -0.1%          0.0%
                                                              -------       -------
            Total other expense                                   0.6%          0.5%
                                                              -------       -------

            Income (loss) before income taxes (benefit)           2.2%         -0.8%
Income taxes (benefit)                                            0.9%         -0.3%
                                                              -------       -------
            Net income (loss)                                     1.3%         -0.5%
                                                              =======       =======

Quarter Ended October 31, 2000 Compared To Quarter Ended October 31, 1999

Net Sales.

Our net sales increased approximately 11.8%, or $25.7 million, to $244.1 million for the quarter ended October 31, 2000 from $218.5 million for the quarter ended October 31, 1999. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings, sales to new customers and increased market penetration in our Eastern Region as we continue to recover from the difficulties associated with Eastern Region consolidation.

Gross Profit.

Our gross profit increased approximately 18.8%, or $7.6 million, to $48.1 million for the quarter ended October 31, 2000 from $40.5 million for the quarter ended October 31, 1999. Our gross profit as a percentage of net sales increased to 19.7% for the quarter ended October 31, 2000 from 18.5% for the quarter ended October 31, 1999. The increase in gross profit resulted primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, and inbound transportation costs returned to normal levels.

Operating Expenses.

Our total operating expenses were $41.0 million for the quarters ended October 31, 2000 and October 31, 1999. As a percentage of net sales, operating expenses decreased to 16.8% for the quarter ended October 31, 2000 from 18.7% for the quarter ended October 31, 1999. The decrease in operating expenses as a percentage of net sales occurred despite significant fuel price increases and higher expenses related to a tight labor market and was attributable to company-wide cost controls and our recovery in our Eastern Region. Our fuel expenses have increased approximately $0.6 million compared to the same period last year. Operating expenses for the quarter ended October 31, 1999 included approximately $3.0 million in redundant labor expenses and approximately $0.6 million for temporary storage and rental equipment attributable to the difficulties in our Eastern Region.

Operating Income.

Operating income increased $7.5 million, to $7.0 million for the quarter ended October 31, 2000 from a loss of $ (0.5) million for the quarter ended October 31, 1999.

Other (Income)/Expense.

The $0.4 million increase in other expense in the quarter ended October 31, 2000 compared to the quarter ended October 31, 1999 was primarily attributable to slightly higher interest rates that were offset by lower debt levels.

Income Taxes.

Our effective income tax (benefit) rates were 40.0% and (40.0)% for the quarters ended October 31, 2000 and 1999, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income increased $4.3 million to $3.3 million for the quarter ended October 31, 2000, compared to a loss of $ (1.0) million in the quarter ended October 31, 1999.

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

Net cash provided by operations for the quarter ended October 31, 2000 was $17.2 million, as a result of the increase of $4.3 million in net income over the same period last year and cash collected from customers net of cash paid to vendors which was partially offset by investments in inventory in the ordinary course of business. Days sales outstanding for the quarter ended October 31, 2000 decreased to approximately 28 days from approximately 30 days for the same period last year. Net cash used in operations for the quarter ended October 31, 1999 was $5.3 million and related primarily to investments in inventory in the ordinary course of business and an increase in accounts receivable.

Net cash used in investing activities was $3.7 million for the quarter ended October 31, 2000 and was attributable primarily to the expansion of our New Oxford, Pennsylvania distribution facility compared to $1.4 million for the same period last year. Investing activities for both periods were for capital expenditures.

Net cash used in financing activities was $6.0 million for the quarter ended October 31, 2000. We decreased borrowings on our line of credit by $5.5 million and repaid long-term obligations in the amount of $1.0 million. Net cash provided by financing activities was $8.7 million for the quarter ended October 31, 1999. We increased borrowings on our line of credit by $9.4 million and repaid long-term obligations in the amount of $0.8 million.

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

SEASONALITY

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

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

Certain Factors That May Affect Future Results

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of futures results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of futures performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven Townsend, President, Kevin Michel, Chief Financial Officer, and other key management employees. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period as a result of:

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

As a result of the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.

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

Union-organizing activities could cause labor relations difficulties

As of October 31, 2000, approximately 220 employees, representing approximately 8% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Reports on Form 8-K
NONE

Exhibit Index

Exhibit No.        Description                                              Page
-----------        -----------
27                 Financial Data Schedule                                  14
99                 Letter Agreement by and between the Company and          15
                   Richard Youngman dated as of October 31, 2000

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


Dated: December 15, 2000