Form 10-Q
period 2001-01-31
UNITED NATURAL FOODS INC
filed 2001-03-19
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2001

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

                            Yes |X|           No |_|

As of March 1, 2001 there were 18,581,055 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

                           UNITED NATURAL FOODS, INC.
                                    FORM 10-Q
               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001

                                TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of January 31, 2001 and July        3
          31, 2000

          Consolidated Statements of Operations for the three and six        4
          months ended January 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the six months           5
          ended January 31, 2001 and 2000

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition        7
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          13

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 6.   Exhibits and Reports on Form 8-K                                   13

          Signatures                                                         14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       JANUARY 31,
(In thousands, except per share amounts)                  2001     JULY 31, 2000
                                                          ----     -------------
ASSETS
Current assets:
    Cash                                               $   2,791      $   1,943
    Accounts receivable, net                              82,217         69,474
    Notes receivable, trade                                  406            456
    Inventories                                          107,407        104,486
    Prepaid expenses                                       6,074          6,085
    Deferred income taxes                                  2,635          2,350
    Refundable income taxes                                2,483          4,401
                                                       ---------      ---------
       Total current assets                              204,013        189,195


Property & equipment, net                                 61,769         52,625

Other assets:
    Notes receivable, trade, net                           1,241            765
    Goodwill, net                                         26,202         26,624
    Covenants not to compete, net                            118            181
    Other, net                                               726            844

                                                       ---------      ---------
       Total assets                                    $ 294,069      $ 270,234
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                     $  69,502      $  68,007
    Current installments of long-term debt                 2,776          2,770
    Current installment of obligations under capital
    leases                                                   675          1,036
    Accounts payable                                      53,965         39,393
    Accrued expenses                                      12,179         12,178
                                                       ---------      ---------
       Total current liabilities                         139,097        123,384

  Long-term debt, excluding current installments          25,464         26,722
  Deferred income taxes                                      854            367
  Obligations under capital leases, excluding current
  installments                                             2,167          1,807
                                                       ---------      ---------
       Total liabilities                                 167,582        152,280
                                                       ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000
       shares, none issued and outstanding                    --             --
    Common stock, $.01 par value, authorized 50,000
       shares, issued and outstanding 18,564 at
       January 31, 2001; issued and outstanding
       18,283 at July 31, 2000                               186            183

    Additional paid-in capital                            70,756         68,180

    Unallocated shares of ESOP                            (2,339)        (2,421)

    Retained earnings                                     57,884         52,012
                                                       ---------      ---------
       Total stockholders' equity                        126,487        117,954
                                                       ---------      ---------

Total liabilities and stockholders' equity             $ 294,069      $ 270,234
                                                       =========      =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  QUARTER ENDED           SIX MONTHS ENDED
                                                    JANUARY 31,              JANUARY 31,

(In thousands, except per share data)          2001         2000         2001         2000
                                               ----         ----         ----         ----
Net sales                                    $ 244,422    $ 231,375    $ 488,564    $ 449,830
Cost of sales                                  196,632      189,204      392,723      367,207
                                             ---------    ---------    ---------    ---------
                 Gross profit                  477,790       42,171       95,841       82,623
                                             ---------    ---------    ---------    ---------

Operating expenses                              41,373       45,565       82,155       86,175
Restructuring and asset impairment charges          --        2,420           --        2,420
Amortization of intangibles                        261          203          524          550
                                             ---------    ---------    ---------    ---------
                Total operating expenses        41,634       48,188       82,679       89,145
                                             ---------    ---------    ---------    ---------

                Operating income (loss)          6,156       (6,017)      13,162       (6,522)
                                             ---------    ---------    ---------    ---------

Other expense (income):
         Interest expense                        1,822        1,640        3,600        2,907
         Other, net                                (11)        (130)        (225)        (205)
                                             ---------    ---------    ---------    ---------
                 Total other expense             1,811        1,510        3,375        2,702
                                             ---------    ---------    ---------    ---------

Income (loss) before income taxes
(benefit)                                        4,345       (7,527)       9,787       (9,224)

Income taxes (benefit)                           1,738       (2,999)       3,915       (3,678)

                                             ---------    ---------    ---------    ---------
                Net income (loss)            $   2,607    $  (4,528)   $   5,872    $  (5,546)
                                             =========    =========    =========    =========

Per share data (basic):

Net income (loss)                            $    0.14    $   (0.25)   $    0.32    $   (0.30)
                                             =========    =========    =========    =========

Weighted average shares of common stock         18,414       18,260       18,367       18,260
                                             =========    =========    =========    =========

Per share data (diluted):

Net income (loss)                            $    0.14    $  ( 0.25)   $     .31    $  ( 0.30)
                                             =========    =========    =========    =========

Weighted average shares of common stock         18,784       18,260       18,710       18,260
                                             =========    =========    =========    =========

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                 JANUARY 31,
(In thousands)                                               2001          2000
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  5,872    $ (5,546)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             3,759       3,807
    Gain on disposals of property & equipment                    85       1,550
    Deferred income tax expense                                 202         941
    Provision for doubtful accounts                           1,043         969
    Changes in assets and liabilities;
         Accounts receivable                                (13,786)    (16,452)
         Inventory                                           (2,921)    (21,210)
         Prepaid expenses                                        11         249
         Refundable income taxes                              1,918      (4,609)
         Other assets                                           201        (298)
         Notes receivable, trade                               (426)        291
         Accounts payable                                    14,572      14,073
         Accrued expenses                                         1       2,039
                                                           --------------------
      Net cash provided by (used in) operating activities    10,531     (24,196)
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposals of property and equipment            38          25
    Capital expenditures                                    (11,902)     (3,323)
                                                           --------------------
      Net cash used in investing activities                 (11,864)     (3,298)
                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                         1,495      29,852
    Repayments on long-term debt                             (1,381)     (1,101)
    Proceeds from long-term debt                                 39           4
    Principal payments of capital lease obligations            (551)       (441)
    Proceeds from exercise of stock options                   2,579          99
                                                           --------------------
      Net cash provided by financing activities               2,181      28,413
                                                           --------------------

NET INCREASE IN CASH                                            848         919
Cash at beginning of period                                   1,943       2,845
                                                           --------------------
Cash at end of period                                      $  2,791    $  3,764
                                                           ====================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
        Interest                                           $  3,339    $  2,433
                                                           ====================
        Income taxes                                       $  1,746    $    201
                                                           ====================

In the six months ended January 31, 2001 and 2000, the Company incurred $639 and $514, respectively, of capital lease obligations.

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 2001 (UNAUDITED)

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

2. INTEREST RATE SWAP AGREEMENT

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.25%, thereby fixing our effective rate at 6.25%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party.

3. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                               Quarter Ended    Six Months Ended
                                                January 31,        January 31,

(In thousands)                                2001     2000       2001     2000
                                              ----     ----       ----     ----

Basic weighted average shares outstanding   18,414   18,260     18,367   18,260
Net effect of dilutive stock options
based upon the treasury stock method           370       --        343       --

                                            ------   ------     ------   ------
Diluted weighted average shares
outstanding                                 18,784   18,260     18,710   18,260
                                            ======   ======     ======   ======

There were no dilutive stock options for the quarter and six months ended January 31, 2000 because the Company reported a net loss.

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

Following is business segment information for the periods indicated:

                                   Distribution     Other   Eliminations  Consolidated
                                   ------------     -----   ------------  ------------
Six Months Ended January 31, 2001

Revenue                             $ 468,791    $  29,271    $  (9,498)   $ 488,564
Operating Income (Loss)             $  13,769    $    (600)   $      (7)   $  13,162
Amortization and Depreciation       $   3,137    $     622    $      --    $   3,759
Capital Expenditures                $  11,313    $     589    $      --    $  11,902
Assets                              $ 428,832    $   3,800    $(138,563)   $ 294,069

Six Months Ended January 31, 2000
Revenue                             $ 429,831    $  29,149    $  (9,150)   $ 449,830
Operating Income (Loss)             $  (2,143)   $  (4,473)   $      94    $  (6,522)
Amortization and Depreciation       $   3,206    $     600    $      --    $   3,806
Capital Expenditures                $   2,821    $     502    $      --    $   3,323
Assets                              $ 402,349    $   9,540    $(133,315)   $ 278,574

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region (previously Rainbow Natural Foods solely comprised the Central Region), and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 11 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service. Hershey Import Co., our division located in Rahway, New Jersey, is a business that specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs between regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Los Angeles and Auburn, California, and New Oxford, Pennsylvania locations. Approximately 45% of our distribution facility capacity has been added over the past 4 years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

We incurred considerable expenses in connection with the planned consolidation of operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consisted of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and all of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of our Eastern Region operations. The consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of the difficulties in the consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. Additionally, we closed our Chicago facility during the third quarter of fiscal 2000. Our Chicago volume is now serviced from our Aurora, Colorado and New Oxford, Pennsylvania facilities. The closure of our Chicago facility has not had a material impact on our results of operations or financial condition. We have consolidated our Denver facility (formerly our Central Region) into our Western Region. The structure of our distribution business now consists of two main regions, Eastern and Western, both of approximately the same size and scope.

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

Computer and related issues arising from the consolidation of operations in our Eastern Region resulted in increased operating expenses and lower sales and gross margin in fiscal 2000 than prior quarters in the Eastern Region. As a result of these problems, fiscal 2000 was a rebuilding year for us. Our operating margins suffered in the first quarter (0.23%) and the second quarter (0.26%) (excluding non-recurring charges of approximately $5.4 million) of fiscal 2000. As a result of our efforts to reduce expenses, improve our operating margin and increase sales our operating margin improved to 2.12% (excluding non-recurring charges of approximately $0.4 million) in the third quarter and to 2.57% in the fourth quarter of fiscal 2000. Our operating margin continued to improve, and for the six months ended January 31, 2001, excluding moving costs of approximately $0.2 million related to the expansion of the our New Oxford, PA distribution facility, was 2.7% of sales.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                           Quarter Ended     Six Months Ended
                                                             January 31,       January 31,
                                                         ----------------    ----------------
                                                           2001      2000      2001      2000
                                                         ----------------    ----------------
Net sales                                                100.0%    100.0%    100.0%    100.0%
Cost of sales                                             80.4%     81.8%     80.4%     81.6%
                                                        -------   -------   -------   -------
          Gross profit                                    19.6%     18.2%     19.6%     18.4%
                                                        -------   -------   -------   -------

Operating expenses                                        16.9%     19.7%     16.8%     19.2%
Restructuring and asset impairment charges                 0.0%      1.0%      0.0%      0.5%
Amortization of intangibles                                0.1%      0.1%      0.1%      0.1%
                                                        -------   -------   -------   -------
          Total operating expenses                        17.0%     20.8%     16.9%     19.8%
                                                        -------   -------   -------   -------

          Operating income (loss)                          2.5%     -2.6%      2.7%     -1.4%
                                                        -------   -------   -------   -------

Other expense (income):
      Interest expense                                     0.7%      0.7%      0.7%      0.6%
      Other, net                                           0.0%     -0.1%      0.0%      0.0%
                                                        -------   -------   -------   -------
          Total other expense                              0.7%      0.7%      0.7%      0.6%
                                                        -------   -------   -------   -------

          Income (loss) before income taxes (benefit)      1.8%     -3.3%      2.0%     -2.1%
Income taxes (benefit)                                     0.7%     -1.3%      0.8%     -0.8%
                                                        -------   -------   -------   -------
          Net income (loss)                                1.1%     -2.0%      1.2%     -1.2%
                                                        =======   =======   =======   =======

Quarter Ended January 31, 2001 Compared To Quarter Ended January 31, 2000

Net Sales.

Our net sales increased approximately 5.6%, or $13.0 million, to $244.4 million for the quarter ended January 31, 2001 from $231.4 million for the quarter ended January 31, 2000. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers. Net sales growth was adversely affected by a failure to replace increased sales volume in the quarter ended January 31, 2000 attributable to Year 2000 concerns, and the closure of several internet-based companies and several Wild Oats Markets, Inc. stores that generated sales in the quarter ended January 31, 2000. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented in total approximately 32% of net sales for the quarter ended January 31, 2001 compared to approximately 28% for the same period last year.

Gross Profit.

Our gross profit increased approximately 13.3%, or $5.6 million, to $47.8 million for the quarter ended January 31, 2001 from $42.2 million for the quarter ended January 31, 2000. Our gross profit as a percentage of net sales increased to 19.6% for the quarter ended January 31, 2001 from 18.2% for the quarter ended January 31, 2000. The increase in gross profit resulted primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, and inbound transportation costs decreased significantly. A portion of the gain in our gross profit was offset by a change in our channel mix as the percentage of our sales to supernaturals increased. We expect the increase in percentage of sales to supernaturals to continue in future periods.

Operating Expenses.

Our total operating expenses, excluding special charges, decreased approximately 4.0%, or $1.7 million, to $41.4 million for the quarter ended January 31, 2001 from $43.1 million for the quarter January 31, 2000. As a percentage of net sales, operating expenses excluding special charges decreased to 16.9% for the quarter ended January 31, 2001 from 18.6% for the quarter ended January 31, 2000. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales was attributable to increased labor productivity in our distribution centers, a reduction in Information Technology personnel as the Eastern region conversion issues were resolved, reductions in expenditures associated with the consolidation of our Central region into our Western region, and our Eastern Region recovery. These were partially offset by higher fuel prices, which increased approximately $0.3 million during the period, and labor expenses.

Operating expenses for the quarter ended January 31, 2001 included special charges of $0.2 million that represented moving costs related to the expansion of our New Oxford, PA distribution facility. Our operating expenses for the quarter ended January 31, 2000 were impacted by several special charges. These charges included approximately $2.6 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Operating expenses including special charges decreased approximately 13.6%, or $6.6 million, to $41.6 million for the quarter ended January 31, 2001 from $48.2 million for the quarter ended January 31, 2000. As a percentage of sales operating expenses including special charges decreased to 17.0% for the quarter ended January 31, 2001 from 20.8% for the quarter ended January 31, 2000.

Operating Income.

Operating income increased $12.2 million to $6.2 million for the quarter ended January 31, 2001 from a loss of $ (6.0) million for the quarter ended January 31, 2000.

Other (Income)/Expense.

The $0.3 million increase in other expense in the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000 was primarily attributable to slightly higher debt levels that were mostly offset by lower interest rates.

Income Taxes.

Our effective income tax (benefit) rates were 40.0% and (40.0)% for the quarters ended January 31, 2001 and 2000, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income increased $7.1 million to $2.6 million for the quarter ended January 31, 2001, compared to a loss of $(4.5) million in the quarter ended January 31, 2000.

Six Months Ended January 31, 2001 compared to Six Months Ended January 31, 2000

Net Sales.

Our net sales increased approximately 8.6%, or $38.7 million, to $488.6 million for the six months ended January 31, 2001 from $449.8 million for the six months ended January 31, 2000. The overall increase in net sales was attributable to increased sales to existing customers, the sale of new product offerings, sales to new customers and increased market penetration in our Eastern Region as we continued to recover from the difficulties associated with Eastern Region consolidation. These increases were partially offset by a decrease in net sales due to the closure of several internet-based companies and several Wild Oats stores that generated sales in the prior year, as well as increased sales volume in the prior year resulting from Year 2000 concerns. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented in total approximately 32% of net sales for the six months ended January 31, 2001 compared to approximately 29% for the same period last year.

Gross Profit.

Our gross profit increased approximately 16.0%, or $13.2 million, to $95.8 million for the six months ended January 31, 2001 from $82.6 million for the six months ended January 31, 2000. Our gross profit as a percentage of net sales increased to 19.6% for the six months ended January 31, 2001 from 18.4% for the same period last year. The increase in gross profit resulted primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, and inbound transportation costs decreased significantly. A portion of the gain in our gross profit was offset by a change in our channel mix as the percentage of our sales to supernaturals increased. We expect the increase in percentage of sales to supernaturals to continue in future periods.

Operating Expenses.

Our total operating expenses excluding special charges decreased approximately 2.0%, or $1.7 million, to $82.4 million for the six months ended January 31, 2001 from $84.1 million for the six months ended January 31, 2001. As a percentage of net sales, operating expenses excluding special charges decreased to 16.9% for the six months ended January 31, 2001 from 18.7% for the six months ended January 31, 2000. Special charges are discussed in the following paragraph. The decrease in operating expenses as a percentage of net sales occurred despite fuel price increases and higher expenses related to a tight labor market and was attributable to increased labor productivity in our distribution centers, a reduction in Information Technology personnel as the Eastern region conversion problems were resolved, reductions in expenditures associated with the consolidation of our Central region into our Western region, and our Eastern Region recovery. These were partially offset by higher fuel prices, which increased approximately $0.9 million during the period, and labor expenses.

Operating expenses for the six months ended January 31, 2001 included special charges of $0.2 million that represented moving costs related to the expansion of our New Oxford, PA distribution facility. Our operating expenses for the six months ended January 31, 2000 were impacted by several special charges. These charges included approximately $2.6 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Operating expenses including special charges decreased approximately 7.3% or $6.5 million to $82.7 million for the six months ended January 31, 2001 from $89.1 million for the six months ended January 31, 2000. As a percentage of sales operating expenses including special charges decreased to 16.9% for the six months ended January 31, 2001 from 19.8% for the six months ended January 31, 2000.

Operating Income.

Operating income increased $19.7 million, to $13.2 million for the six months ended January 31, 2001 from a loss of $(6.5) million for the six months ended January 31, 2000.

Other (Income)/Expense.

The $0.7 million increase in other expense for the six months ended January 31, 2001 compared to the six months ended January 31, 2000 was primarily attributable to slightly higher debt levels that were mostly offset by lower interest rates.

Income Taxes.

Our effective income tax (benefit) rates were 40.0% and (40.0)% for the six months ended January 31, 2001 and 2000, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Liquidity and Capital Resources

We have historically financed operations and growth primarily from cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. As of January 31, 2001 we had less than $11 million available under our $100 million credit facility. We are currently evaluating various plans to access additional cash to meet our anticipated higher capital requirements. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivable and inventory.

Net cash provided by operations was $10.5 million for the six months ended January 31, 2001 and was attributable to the increase of $11.4 million in net income and cash collected from customers net of cash paid to vendors. Days in inventory for the six months ended January 31, 2001 decreased to approximately 50 days from approximately 56 days for the same period last year due to the recovery in the Eastern region and the subsequent decrease of inventory levels. Net cash used in operations for the six months ended January 31, 2000 was $24.2 million and related primarily to investments in inventory in the ordinary course of business and an increase in accounts receivable.

Net cash used in investing activities was $11.9 million for the six months ended January 31, 2001 and was attributable primarily to the purchase of our secondary facility in Auburn, CA and the expansion of our New Oxford, Pennsylvania distribution facility.

Net cash provided by financing activities was $2.2 million for the six months ended January 31, 2001 attributable to proceeds from the exercise of stock options, and increased borrowings on our line of credit offset by repayment of long-term debt. Net cash provided by financing activities was $28.4 million for the six months ended January 31, 2000. We increased borrowings on our line of credit by $29.9 million and repaid long-term obligations in the amount of $1.5 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities, and was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We believe that we do not hold any derivative instruments or engage in hedging activities. Accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

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

Access to capital and the cost of that capital

As of January 31, 2001 we had less than $11 million available under our $100 million credit facility. We are currently evaluating various plans to access additional cash to meet our anticipated higher capital requirements but future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increased our cost of capital or limited our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods and Wild Oats accounted for approximately 17% and 15%, respectively, of our net sales during the six months ended January 31, 2001. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our industry is sensitive to economic downturns

The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

      |_|   difficulties with the collectibility of accounts receivable,

      |_|   difficulties with inventory control,

      |_|   competitive pricing pressures, and

      |_|   unexpected increases in fuel or other transportation-related costs.

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

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period as a result of:

      |_|   changes in our operating expenses,

      |_|   management's ability to execute our business and growth strategies,

      |_|   personnel changes,

      |_|   demand for natural products,

      |_|   supply shortages,

      |_|   general economic conditions,

      |_| changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues,

      |_|   fluctuation of natural product prices due to competitive pressures,

      |_| lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise,

      |_| volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and

      |_| future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

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

We are subject to significant governmental regulation

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

      |_| our products are subject to inspection by the U.S. Food and Drug Administration,

      |_| our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities, and

      |_| our trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Our officers and directors and the employee stock ownership trust have significant voting power

As of January 31, 2001, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 17% of United Natural's common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of January 31, 2001, approximately 220 employees, representing approximately 8% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 6, 2000, the stockholders of the Company considered and voted on three proposals:

1)    Election of Directors. The stockholders elected Joseph M. Cianciolo, Kevin
      T. Michel and Richard S. Youngman as Class I directors for the ensuing three years. The terms of office as directors of Gordon D. Barker, Michael
      S. Funk, James P. Heffernan and Thomas B. Simone continued after the meeting. Following the annual meeting, Richard S. Youngman retired from the Board of Directors, which appointed Steven H. Townsend, President of the Company, to replace Mr. Youngman for the remainder of his three-year term. The stockholders voted in the following manner:

      Name                            Votes "FOR"           Votes "WITHHELD"
      ----                            -----------           ----------------
      Joseph M. Cianciolo             13,441,637            2,858,949
      Kevin T. Michel                 13,446,437            2,854,149
      Richard S. Youngman             13,406,187            2,894,399

2) Stock Option Plan. The stockholders approved of an amendment to the Company's Amended and Restated 1996 Stock Option Plan that increased the number of shares of Common Stock reserved for issuance under the Plan from 2,000,000 to 2,500,000. The stockholders voted in the following manner:
      (I) 8,650,038 votes were cast "FOR" the proposal; (ii) 7,502,750 votes were cast "AGAINST" the proposal; and (iii) 147,768 votes abstained.

3) Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent auditor for the year ended July 31, 2001. The stockholders voted in the following manner: (I) 14,144,880 votes were cast "FOR" the proposal; (ii) 2,149,075 votes were cast "AGAINST" the proposal; and (iii) 6,631 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

NONE

Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED NATURAL FOODS, INC.


                                  /s/ Kevin T. Michel
                                  --------------------------
                                  Kevin T. Michel
                                  Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  March 19, 2001