Form 10-Q/A
period 2001-01-31
UNITED NATURAL FOODS INC
filed 2001-05-25
CIK 1020859

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

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  QUARTER ENDED           SIX MONTHS ENDED
                                                    JANUARY 31,              JANUARY 31,

(In thousands, except per share data)          2001         2000         2001         2000
                                               ----         ----         ----         ----
Net sales                                    $ 244,422    $ 231,375    $ 488,564    $ 449,830
Cost of sales                                  196,632      189,204      392,723      367,207
                                             ---------    ---------    ---------    ---------
                 Gross profit                   47,790       42,171       95,841       82,623
                                             ---------    ---------    ---------    ---------

Operating expenses                              41,373       45,565       82,155       86,175
Restructuring and asset impairment charges          --        2,420           --        2,420
Amortization of intangibles                        261          203          524          550
                                             ---------    ---------    ---------    ---------
                Total operating expenses        41,634       48,188       82,679       89,145
                                             ---------    ---------    ---------    ---------

                Operating income (loss)          6,156       (6,017)      13,162       (6,522)
                                             ---------    ---------    ---------    ---------

Other expense (income):
         Interest expense                        1,822        1,640        3,600        2,907
         Other, net                                (11)        (130)        (225)        (205)
                                             ---------    ---------    ---------    ---------
                 Total other expense             1,811        1,510        3,375        2,702
                                             ---------    ---------    ---------    ---------

Income (loss) before income taxes
(benefit)                                        4,345       (7,527)       9,787       (9,224)

Income taxes (benefit)                           1,738       (2,999)       3,915       (3,678)

                                             ---------    ---------    ---------    ---------
                Net income (loss)            $   2,607    $  (4,528)   $   5,872    $  (5,546)
                                             =========    =========    =========    =========

Per share data (basic):

Net income (loss)                            $    0.14    $   (0.25)   $    0.32    $   (0.30)
                                             =========    =========    =========    =========

Weighted average shares of common stock         18,414       18,260       18,367       18,260
                                             =========    =========    =========    =========

Per share data (diluted):

Net income (loss)                            $    0.14    $  ( 0.25)   $     .31    $  ( 0.30)
                                             =========    =========    =========    =========

Weighted average shares of common stock         18,784       18,260       18,710       18,260
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