Form 10-Q
period 2001-04-30
UNITED NATURAL FOODS INC
filed 2001-06-14
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

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

       Registrant's Telephone Number, Including Area Code: (860) 779-2800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes |X|    No |_|

As of June 4, 2001 there were 18,586,305 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001

TABLE OF CONTENTS


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of April 30, 2001
          and July 31, 2000                                                    3

          Consolidated Statements of Operations for the three
          and nine months ended April 30, 2001 and 2000                        4

          Consolidated Statements of Cash Flows for the nine
          months ended April 30, 2001 and 2000                                 5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           13

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    13

          Signatures                                                          14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
(In thousands, except per share amounts)                             April 30, 2001      JULY 31, 2000
                                                                     --------------      -------------
ASSETS
Current assets:
    Cash                                                                $   7,829          $   1,943
    Accounts receivable, net                                               87,604             69,474
    Notes receivable, trade                                                   416                456
    Inventories                                                           113,200            104,486
    Prepaid expenses                                                        5,279              6,085
    Deferred income taxes                                                   2,917              2,350
    Refundable income taxes                                                 1,092              4,401
                                                                        ---------          ---------
       Total current assets                                               218,337            189,195

Property & equipment, net                                                  62,094             52,625

Other assets:
    Notes receivable, trade, net                                            1,029                765
    Goodwill, net                                                          27,736             26,624
    Covenants not to compete, net                                             206                181
    Other, net                                                                730                844
                                                                        ---------          ---------
       Total assets                                                     $ 310,132          $ 270,234
                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
    Notes payable - line of credit                                      $  67,054          $  68,007
    Current installments of long-term debt                                  2,949              2,770
    Current installment of obligations under capital leases                   465              1,036
    Accounts payable                                                       66,791             39,393
    Accrued expenses                                                       14,906             12,178
                                                                        ---------          ---------
       Total current liabilities                                          152,165            123,384

  Long-term debt, excluding current installments                           25,140             26,722
  Deferred income taxes                                                       618                367
  Obligations under capital leases, excluding current installments          2,209              1,807
                                                                        ---------          ---------
       Total liabilities                                                  180,132            152,280
                                                                        ---------          ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                            --                 --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 18,585 at April 30, 2001;
        issued and outstanding 18,283 at July 31, 2000                        186                183
    Additional paid-in capital                                             70,946             68,180
    Unallocated shares of ESOP                                             (2,298)            (2,421)
    Retained earnings                                                      61,166             52,012
                                                                        ---------          ---------
       Total stockholders' equity                                         130,000            117,954
                                                                        ---------          ---------

Total liabilities and stockholders' equity                              $ 310,132          $ 270,234
                                                                        =========          =========

                 See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                    APRIL 30,                   APRIL 30,

(In thousands, except per share data)          2001          2000          2001          2000
                                             --------     ---------      --------     ---------
Net sales                                    $258,536     $ 229,205      $747,100     $ 679,035
Cost of sales                                 208,853       183,900       601,576       551,107
                                             --------     ---------      --------     ---------
          Gross profit                         49,683        45,305       145,524       127,928
                                             --------     ---------      --------     ---------

Operating expenses                             41,182        40,561       123,337       126,736
Restructuring and asset impairment charges        802            --           802         2,420
Amortization of intangibles                       269           278           793           828
                                             --------     ---------      --------     ---------
          Total operating expenses             42,253        40,839       124,932       129,984
                                             --------     ---------      --------     ---------

          Operating income (loss)               7,430         4,466        20,592        (2,056)
                                             --------     ---------      --------     ---------

Other expense (income):
       Interest expense                         1,692         1,666         5,292         4,573
       Other, net                                 268          (140)           43          (345)
                                             --------     ---------      --------     ---------
          Total other expense                   1,960         1,526         5,335         4,228
                                             --------     ---------      --------     ---------

Income (loss) before income taxes
(benefit)                                       5,470         2,940        15,257        (6,284)

Income taxes (benefit)                          2,188         1,175         6,103        (2,503)
                                             --------     ---------      --------     ---------
          Net income (loss)                  $  3,282     $   1,765      $  9,154     $  (3,781)
                                             ========     =========      ========     =========

Per share data (basic):

Net income (loss)                            $   0.18     $    0.10      $   0.50     $   (0.21)
                                             ========     =========      ========     =========
Weighted average shares of common stock        18,580        18,261        18,436        18,260
                                             ========     =========      ========     =========

Per share data (diluted):

Net income (loss)                            $   0.17     $    0.10      $   0.49     $   (0.21)
                                             ========     =========      ========     =========
Weighted average shares of common stock        18,839        18,562        18,752        18,260
                                             ========     =========      ========     =========

                 See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                        APRIL 30,
                                                                        ---------
(In thousands)                                                       2001        2000
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  9,154    $ (3,781)
  Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
    Depreciation and amortization                                     5,830       5,735
    Loss on impairment of intangible assets                             255          --
    Loss on disposals of property and equipment                         582       1,970
    Deferred income tax (benefit) expense                              (316)         45
    Provision for doubtful accounts                                   2,198       1,992
    Changes in assets and liabilities, net of acquisitions;
         Accounts receivable                                        (20,227)    (18,015)
         Inventory                                                   (8,265)    (11,194)
         Prepaid expenses                                               828       1,173
         Refundable income taxes                                      3,308      (3,106)
         Other assets                                                   237         147
         Notes receivable, trade                                       (224)        465
         Accounts payable                                            27,348      14,659
         Accrued expenses                                             2,721        (653)
                                                                   --------    --------
      Net cash provided by (used in) operating activities            23,429     (10,563)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired;          (2,393)     (1,200)
    Proceeds from  sale of property and equipment                        43          40
    Capital expenditures                                            (14,166)    (10,644)
                                                                   --------    --------
      Net cash used in investing activities                         (16,516)    (11,804)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under note payable                     (954)     25,350
    Repayments of long-term debt                                     (2,032)     (3,172)
    Proceeds from long-term debt                                         39       1,266
    Principal payments of capital lease obligations                    (849)       (688)
    Proceeds from exercise of stock options                           2,769         100
                                                                   --------    --------
      Net cash (used in) provided by financing activities            (1,027)     22,856
                                                                   --------    --------

NET INCREASE IN CASH                                                  5,886         489
Cash at beginning of period                                           1,943       2,845
                                                                   --------    --------
Cash at end of period                                              $  7,829    $  3,334
                                                                   ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                   $  5,171    $  4,080
                                                                   ========    ========
        Income taxes                                               $  3,100    $    740
                                                                   ========    ========

In the nine months ended April 30, 2001 and 2000, the Company incurred $679 and $537, respectively, of capital lease obligations.

                 See notes to consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           APRIL 30, 2001 (UNAUDITED)

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

2.    INTEREST RATE SWAP AGREEMENT

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.25%, thereby fixing our effective rate at 6.25%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards #133.

3.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                  Quarter Ended          Nine Months Ended
                                                  -------------          -----------------
                                                    April 30,                 April 30,
                                                    ---------                 ---------
(In thousands)                                 2001         2000         2001         2000
                                               ----         ----         ----         ----
Basic weighted average shares outstanding     18,580       18,261       18,436       18,260
Net effect of dilutive stock options
based upon the treasury stock method             259          301          316           --
                                              ======       ======       ======       ======
Diluted weighted average shares outstanding   18,839       18,562       18,752       18,260
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

Following is business segment information for the periods indicated:

                                      Distribution    Other     Eliminations     Consolidated
                                      ------------    -----     ------------     ------------
Nine Months Ended April 30, 2001
Revenue                                 $717,633     $ 43,916    $ (14,449)       $ 747,100
Operating Income (Loss)                 $ 21,476     $   (874)   $     (10)       $  20,592
Amortization and Depreciation           $  4,874     $    956    $      --        $   5,830
Capital Expenditures                    $ 13,233     $    933    $      --        $  14,166
Assets                                  $447,544     $  4,436    $(141,848)       $ 310,132

                                      Distribution    Other     Eliminations     Consolidated
                                      ------------    -----     ------------     ------------
Nine Months Ended April 30, 2000
Revenue                                 $649,626     $ 42,754    $ (13,345)       $ 679,035
Operating Income (Loss)                 $  2,125     $ (4,261)   $      80        $  (2,056)
Amortization and Depreciation           $  4,834     $    901    $      --        $   5,735
Capital Expenditures                    $ 10,052     $    592    $      --        $  10,644
Assets                                  $400,558     $  6,987    $(135,217)       $ 272,328

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

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) integrating administrative and accounting functions; (ii) expanding marketing and customer service programs between regions; (iii) expanding national purchasing opportunities; (iv) consolidating systems applications between physical locations and regions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Los Angeles and Auburn, California, and New Oxford, Pennsylvania locations. Approximately 45% of our distribution facility capacity has been added over the past 4 years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased allocation of our expenses over a larger sales base. As our sales continue to grow, we expect to continue expanding our existing facilities, moving to larger facilities or opening new facilities as needed.

We incurred considerable expenses in connection with the planned consolidation of our operations in the Eastern Region, which was to have resulted in the closure of our Chesterfield, New Hampshire facility. These expenses consisted of the cost of moving inventory, as well as additional temporary expenses for information technology, inventory management and redundant staffing and transportation. Our operating results for the fourth quarter of fiscal 1999 and all of fiscal 2000 were negatively impacted by computer and related issues arising from the consolidation of our Eastern Region operations. This consolidation resulted in increased operating expenses, a lower gross margin and lower sales than prior quarters in the Eastern Region. As a result of the difficulties in this consolidation, our management decided in December 1999 to keep our Chesterfield facility open for the foreseeable future. Additionally, we closed our Chicago facility during the third quarter of fiscal 2000. Our Chicago sales are now serviced from our New Oxford, Pennsylvania facility. The closure of our Chicago facility has not had a material impact on our results of operations or financial condition. We have consolidated our Denver facility (formerly our Central Region) into our Western Region. The consolidation of our Denver facility into our Western region has not had a material impact on our results of operations or financial condition.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

Computer and related issues arising from the consolidation of operations in our Eastern Region resulted in increased operating expenses and lower sales and gross margin in fiscal 2000 than prior quarters in the Eastern Region. As a result of these problems, fiscal 2000 was a rebuilding year for us. Our operating margins suffered in the first quarter (0.23%) and the second quarter (0.26%), excluding special charges, of approximately $5.4 million, of fiscal 2000. As a result of our efforts to reduce expenses, improve our operating margin and increase sales our operating margin improved to 2.1% (excluding special charges of approximately $0.4 million) in the third quarter and to 2.6% in the fourth quarter of fiscal 2000. Our operating margin has continued to improve, and for the quarter ended April 30, 2001, was 3.2% of sales, excluding special charges, of approximately $1.0 million.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                             Quarter Ended     Nine Months Ended
                                                               April 30,           April 30,
                                                            ----------------  -------------------
                                                             2001      2000      2001      2000
                                                            -----     -----     -----     -----
Net sales                                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                                80.8%     80.2%     80.5%     81.2%
                                                            -----     -----     -----     -----
            Gross profit                                     19.2%     19.8%     19.5%     18.8%
                                                            -----     -----     -----     -----

Operating expenses                                           15.9%     17.7%     16.5%     18.7%
Restructuring and asset impairment charges                    0.3%       --       0.1%      0.4%
Amortization of intangibles                                   0.1%      0.1%      0.1%      0.1%
                                                            -----     -----     -----     -----
            Total operating expenses                         16.3%     17.8%     16.7%     19.1%
                                                            -----     -----     -----     -----

            Operating income (loss)                           2.9%      1.9%      2.8%     -0.3%
                                                            -----     -----     -----     -----

Other expense (income):
      Interest expense                                        0.7%      0.7%      0.7%      0.7%
      Other, net                                              0.1%     -0.1%      0.0%     -0.1%
                                                            -----     -----     -----     -----
            Total other expense                               0.8%      0.7%      0.7%      0.6%
                                                            -----     -----     -----     -----

            Income (loss) before income taxes (benefit)       2.1%      1.3%      2.0%     -0.9%
Income taxes (benefit)                                        0.8%      0.5%      0.8%     -0.4%
                                                            -----     -----     -----     -----
            Net income (loss)                                 1.3%      0.8%      1.2%     -0.6%
                                                            =====     =====     =====     =====

Quarter Ended April 30, 2001 Compared To Quarter Ended April 30, 2000

Net Sales.

Our net sales increased approximately 12.8%, or $29.3 million, to $258.5 million for the quarter ended April 30, 2001 from $229.2 million for the quarter ended April 30, 2000. This increase was due primarily to increased sales throughout all divisions and distribution channels including super naturals, independents and mass market. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented approximately 16.6% and 14.8%, respectively, of net sales for the quarter ended April 30, 2001. Whole Foods Market, Inc. represented approximately 16.6% and Wild Oats Markets, Inc. represented approximately 14.6%, of net sales for the quarter ended April 30, 2000. We expect sales during the fourth quarter of fiscal 2001 and for all of fiscal 2002 to increase 8% - 12% over the comparable prior year periods.

Gross Profit.

Our gross profit increased approximately 9.7%, or $4.4 million, to $49.7million for the quarter ended April 30, 2001 from $45.3 million for the quarter ended April 30, 2000. Our gross profit as a percentage of net sales was 19.2% for the quarter ended April 30, 2001 compared to 19.8% for the quarter ended April 30, 2000. This decrease in gross profit as a percent of sales was due primarily to our revision of a balance sheet estimate from a prior quarter, inventory loss at an outside storage location, as well as reduced margins in our Albert's Organics division. We have purchased the assets of Source Organic, Inc. as part of our strategy to strengthen the gross margin performance at our Albert's Organics division. We believe this initiative will result in increased access to better products and prices and will also improve our relationship with our produce vendors. We expect our gross margin as a percentage of sales to be 19.4% - 19.8% in the fourth quarter of fiscal 2001 and for all of fiscal 2002.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 2.2%, or $0.9 million, to $41.3 million for the quarter ended April 30, 2001 from $40.4 million for the quarter ended April 30, 2000. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.0% for the quarter ended April 30, 2001 from 17.6% for the quarter ended April 30, 2000. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased labor productivity in our distribution centers, increased efficiencies in our transportation departments as a result of better routing and successfully leveraging our fixed expenses against a higher sales base. The improved labor productivity was due primarily to a more favorable labor market nationwide and higher retention rate of experienced warehouse employees. The improved transportation routing resulted in less miles traveled by our fleet, and corresponding reductions in expenses. We expect to reduce our operating expenses, excluding special charges, as a percentage of sales to less than 16% as we continue to realize operating efficiencies and expand our sales base. We also expect to incur additional special charges as we increase our warehouse capacity.

Operating expenses for the quarter ended April 30, 2001 included special charges of $0.6million related to the expansion of our New Oxford, PA distribution facility, and $0.4 million of asset impairment charges, primarily goodwill, associated with the closing of an unprofitable retail store. Our operating expenses for the quarter ended April 30, 2000 included $0.4 million from the planned closing of our Chicago facility. Operating expenses, including special charges, increased approximately 3.4%, or $1.4 million, to $42.3 million for the quarter ended April 30, 2001 from $40.8 million for the quarter ended April 30, 2000. As a percentage of sales operating expenses, including special charges, decreased to 16.3% for the quarter ended April 30, 2001 from 17.8% for the quarter ended April 30, 2000.

Operating Income.

Operating income, excluding the special charges discussed above, increased $3.5 million to $8.4 million for the quarter ended April 30, 2001 compared to $4.9 million for the quarter ended April 30, 2000. As a percentage of sales, operating income, excluding special charges, increased to 3.2% for the quarter ended April 30, 2001 compared to 2.1% for the quarter ended April 30, 2000. Operating income, including special charges, increased $2.9 million to $7.4 million for the quarter ended April 30, 2001 compared to $4.5 million for the quarter ended April 30, 2000.

Other (Income) Expense.

The $0.4 million increase in other expense in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000 was attributable to Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" expense. FAS 133 requires recognition in the financial statements of the change in fair value during the quarter of certain interest rate protection contracts and other derivatives. We recorded FAS 133 expense of $0.4 million on our interest rate swap agreement resulting from the significant decline in interest rates during the quarter. We will continue to recognize this income or expense quarterly for the duration of the swap contract until either October 2003 or 2005, depending on whether the contract is extended. Whether we recognize income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contract. Upon expiration of the swap contract, the cumulative earnings impact will be zero.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended April 30, 2001 and 2000. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special charges, increased $2.1 million to $4.1 million, or $.22 per diluted share, for the quarter ended April 30, 2001, compared to $2.0 million, or $0.11 per diluted share, in the quarter ended April 30, 2000. Net income, including special charges, increased $1.5 million to $3.3 million for the quarter ended April 30, 2001, compared to $1.8 million in the quarter ended April 30, 2000. We expect earnings per diluted share, excluding any special charges, to be $0.22 - $0.25 for the fourth quarter of fiscal 2001, and $1.02 - $1.06 for fiscal 2002.

Nine Months Ended April 30, 2001 compared to Nine Months Ended April 30, 2000

Net Sales.

Our net sales increased approximately 10.0%, or $68.1 million, to $747.1million for the nine months ended April 30, 2001 from $679.0 million for the nine months ended April 30, 2000. This increase was due primarily to increased sales throughout all divisions and distribution channels including super naturals, independents and mass market. Net sales growth was adversely affected by a failure to replace increased sales volume in fiscal 2000 attributable to Year 2000 concerns, and the closure of several internet-based companies and several Wild Oats Markets, Inc. stores that generated sales in the period ended April 30, 2000. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented approximately 16.7% and 14.7%, respectively, of net sales for the nine months ended April 30, 2001 compared to approximately 16.7% and 13.0%, respectively, for the same period last year.

Gross Profit.

Our gross profit increased approximately 13.8%, or $17.6 million, to $145.5 million for the nine months ended April 30, 2001 from $127.9 million for the nine months ended April 30, 2000. Our gross profit as a percentage of net sales increased to 19.5% for the nine months ended April 30, 2001 from 18.8% for the same period last year. The increase in gross profit was due primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, and inbound transportation costs decreased significantly. This increase was partially offset by our revision of a balance sheet estimate from a prior quarter, inventory loss at an outside storage location, as well as reduced margins in our Albert's Organics division. Additionally the gain in our gross profit was further offset by a change in our channel mix as the percentage of our sales to super naturals, which are at lower margins, increased. We expect the increase in percentage of sales to super naturals to continue in future periods.

Operating Expenses.

Our total operating expenses, excluding special charges, decreased approximately 0.3%, or $0.4 million, to $123.7 million for the nine months ended April 30, 2001 from $124.1 million for the nine months ended April 30, 2000. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.6% for the nine months ended April 30, 2001 from 18.3% for the nine months ended April 30, 2000. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased labor productivity in our distribution centers and increased efficiencies in our transportation departments as a result of better routing, a reduction in Information Technology personnel as the Eastern region conversion problems were resolved, reductions in expenditures associated with the consolidation of our Central region into our Western region and our Eastern Region recovery.

Operating expenses for the nine months ended April 30, 2001 included special charges of $0.8 million related to the expansion of our New Oxford, PA distribution facility, and $0.4 million of asset impairment charges, primarily goodwill, associated with the closing of an unprofitable retail store. Our operating expenses for the nine months ended April 30, 2000 were impacted by several special charges. These charges included approximately $3.4 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Operating expenses, including special charges, decreased approximately 3.9% or $5.1 million, to $124.9 million for the nine months ended April 30, 2001 from $129.9 million for the nine months ended April 30, 2000. As a percentage of sales operating expenses, including special charges, decreased to 16.7% for the nine months ended April 30, 2001 from 19.1% for the nine months ended April 30, 2000.

Operating Income.

Operating income, excluding the special charges discussed above, increased $18.0 million to $21.8 million for the nine months ended April 30, 2001 compared to $3.8 million for the nine months ended April 30, 2000. As a percentage of sales, operating income, excluding special charges, increased to 2.9% for the nine months ended April 30, 2001 compared to 0.6% for the nine months ended April 30, 2000. Operating income, including special charges, increased $22.7 million to $20.6 million for the nine months ended April 30, 2001 from a loss of $(2.1) million for the nine months ended April 30, 2000.

Other (Income) Expense.

The $1.1 million increase in other expense for the nine months ended April 30, 2001 compared to the nine months ended April 30, 2000 was attributable to slightly higher debt levels and expense related to FAS 133 that were offset by lower interest rates. We recorded $0.4 million of expense on our interest rate swap agreement resulting from the significant decline in interest rates during the nine-month period ended April 30, 2001.

Income Taxes.

Our effective income tax (benefit) rates were 40.0% and (40.0)% for the nine months ended April 30, 2001 and 2000, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

As a result of the foregoing, net income, excluding special charges, increased $10.4 million to $10.1 million for the nine months ended April 30, 2001, compared to a loss of $(0.3) million in the nine months ended April 30, 2000. Net income, including special charges, increased $12.9 million to $9.2 million for the nine months ended April 30, 2001, compared to a loss of $(3.7) million in the nine months ended April 30, 2000.

Liquidity and Capital Resources

We have historically financed operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. As of April 30, 2001 we had less than $10 million available under our $100 million credit facility. We are currently in the process of expanding our credit facility to $130 - $150 million in order to meet our anticipated higher capital requirements. We expect this expanded facility to be in effect by our fiscal year-end of July 31, 2001. Primary uses of capital have been acquisitions, expansion of plant and equipment and investment in accounts receivable and inventory.

Net cash provided by operations was $23.4 million for the nine months ended April 30, 2001 and was due to cash collected from customers net of cash paid to vendors exceeding our investments in accounts receivable and inventory. Net cash used in operations for the nine months ended April 30, 2000 was $10.6 million and related primarily to investments in inventory in the ordinary course of business and an increase in accounts receivable.

Net cash used in investing activities was $16.5 million for the nine months ended April 30, 2001 and was due primarily to the purchase of our secondary facility in Auburn, CA, the expansion of our New Oxford, Pennsylvania distribution facility and payments for the purchase of Source Organic, Inc.
and Palm Harbor Natural Foods. The acquisition of Source Organic, Inc. is part of our strategy to strengthen the gross margin performance at our Albert's Organics division. We believe this initiative will result in increased access to better products at the best prices available and will also improve our relationship with our produce vendors. We also acquired Palm Harbor Natural Foods, a retail store located in Florida. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within our Natural Retail Group (NRG) and the breadth of their product selection.

Net cash used in financing activities was $1.0 million for the nine months ended April 30, 2001 due to proceeds from the exercise of stock options, mostly offset by repayment of long-term debt. Net cash provided by financing activities was $22.9 million for the nine months ended April 31, 2000 was a result of increased borrowings on our line of credit offset by repayments of long-term obligations.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards #133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities, and was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires recognition in the financial statements of the change in fair value during the quarter of certain interest rate protection contracts and other derivatives. We adopted FAS 133 on August 1, 2000. We recorded $0.4 million in other expense resulting from the significant decline in interest rates related to our interest rate swap agreement during the quarter ended April 30, 2001.

Certain Factors That May Affect Future Results

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

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

Access to capital and the cost of that capital

As of April 30, 2001 we had less than $10 million available under our $100 million credit facility. We are currently evaluating various plans to access additional cash to meet our anticipated higher capital requirements but future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods and Wild Oats accounted for approximately 16.7% and 14.7%, respectively, of our net sales during the nine months ended April 30, 2001. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven Townsend, President, Todd Weintraub, Chief Financial Officer, Kevin Michel, President of the Western Region and other key management employees. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of April 30, 2001, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 16% of United Natural's common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of April 30, 2001, approximately 200 employees, representing approximately 7% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
NONE

Reports on Form 8-K

April 6, 2001 - Announcement of realignment of management responsibilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED NATURAL FOODS, INC.


                                    /s/ Todd Weintraub
                                    -----------------------------
                                    Todd Weintraub
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated: June 14, 2001