Form 10-K
period 2001-07-31
UNITED NATURAL FOODS INC
filed 2001-10-23
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 2001

                                       or

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

                           Yes |X|        No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant was $332,249,104, based upon the closing price of the registrant's common stock on the Nasdaq National Market on October 1, 2001. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 1, 2001 was 18,665,680.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 3, 2001 are incorporated herein by reference into Part III of this report.

                           UNITED NATURAL FOODS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

Section                                                         Page
Part I

Item 1.  Business                                                 3

Item 2.  Properties                                               8

Item 3.  Legal Proceedings                                        9

Item 4.  Submission of Matters to a Vote of Security Holders      9

Part II

Item 5.  Market for the Registrant's Common Equity and Related   11
         Stockholder Matters

Item 6.  Selected Financial Data                                 12

Item 7.  Management's Discussion and Analysis of Financial       13
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market    22
         Risk

Item 8.  Financial Statements and Supplementary Data             22

Item 9.  Changes in and Disagreements with Accountants on        39
         Accounting and Financial Disclosure

Part III

Item 10. Directors and Executive Officers of the Registrant      39

Item 11. Executive Compensation                                  39

Item 12. Security Ownership of Certain Beneficial Owners and     39
         Management

Item 13. Certain Relationships and Related Transactions          39

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports    39
         on Form 8-K

         Signatures                                              40

PART I.

ITEM 1. BUSINESS

We are the leading national distributor of natural and organic foods and related products in the United States. We are the primary supplier to a majority of our customers, offering more than 30,000 high-quality natural products consisting of groceries and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, perishables and frozen foods. We serve more than 7,000 customers in 49 states, including super natural chains, independent natural products retailers and conventional supermarkets, and are the primary distributor to the two largest super natural chains, Whole Foods Markets, Inc. ("Whole Foods") and Wild Oats Markets, Inc. ("Wild Oats"). In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service.

Since 1985, we have completed 11 acquisitions of distributors and suppliers, including Stow Mills, Inc. ("Stow Mills"), Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), and 11 acquisitions of retail stores, which have significantly expanded our distribution network, product offering and customer base. On October 31, 1997, we merged with Stow Mills, a regional natural products distributor serving the Northeast and Midwest regions of the United States. On February 11, 1998, we acquired the assets of Hershey, located in Rahway, New Jersey, a business specializing in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items. On September 30, 1998, we acquired substantially all of the outstanding stock of Albert's, a wholesale distributor of organic produce. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc. in the Western Region (previously Rainbow Natural Foods solely comprised the Central Region), and Albert's Organics in various markets in the United States.

NATURAL PRODUCTS INDUSTRY

Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional and herbal supplements, toiletries and personal care items, naturally based cosmetics, natural/homeopathic medicines and cleaning agents. According to the June 2001 Natural Foods Merchandiser, sales revenues for all types of natural products exceeded $32 billion in 2000. The 7% increase in the industry sales was driven by substantial growth in the sales of organic food, especially for the following organic food categories: organic non-dairy beverages, organic milk, organic frozen convenience foods, organic produce, organic yogurt and kefir, organic cheese and cheese alternatives. Other product categories driving industry growth include: selected fresh and frozen foods, most notably meat, poultry, and seafood, as well as non-dairy yogurt; selected non-perishable foods, such as puffed and other snacks, pasta dishes and other mixes, ready to eat soups, and organic juices; selected personal care categories, including essential oils, beauty products, body wash and bath gels, and feminine products; and selected nutritional supplements, most notably food-supplements, homeopathic medicines, women's and children's vitamin/mineral formulas, probiotics, therapeutic ointments, lozenges and sprays, and ready to drink meal replacements.

The growth in these categories appears to be due to the consumer's interest in natural products that address their health-related concerns. The Natural Foods Merchandiser noted in particular the consumer's desire to avoid bovine growth hormone, drink bottled water, and to otherwise postpone the onset of old age as examples of these health-related concerns. These trends are expected to continue as the population ages.

COMPETITIVE ADVANTAGES

We believe we benefit from a number of significant competitive advantages including:

MARKET LEADER WITH A NATIONWIDE PRESENCE. We believe we are one of the few distributors capable of serving local and regional customers as well as the rapidly growing super natural chains. We believe we have significant advantages over smaller, regional natural products distributors as a result of our ability to: (i) expand marketing and customer service programs between regions; (ii) expand national purchasing opportunities; (iii) consolidate systems applications between physical locations and regions; (iv) integrate administrative and accounting functions; and (v) reduce geographic overlap between regions.

LOW-COST OPERATOR. In addition to our volume purchasing opportunities, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs. Our continuing growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to ensure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania and Albert's Los Angeles, California locations. We recently signed a lease to move our Atlanta, Georgia distribution center to a 300,000 square foot facility, an increase of approximately 100,000 square feet. While we anticipate incremental short-term costs between $0.5 million and $1.0 million during the second and third quarters of fiscal 2002 as we relocate operations into this facility, we expect the efficiencies created by consolidating our two existing facilities into one will lower our expenses relative to sales over the long-term. We are expanding our Western Region operations into the Los Angeles area and recently signed an agreement to lease a 200,000 square foot distribution center with the option to lease an additional 83,000 square feet for expansion. The Los Angeles facility will enable us to provide enhanced service levels to our southwestern customers and to further penetrate that market. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation savings and efficiencies once we are operational early in calendar year 2002. Upon the completion of the Los Angeles expansion the increased capacity of our distribution centers will be approximately 55% greater than it was five years ago. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

EXPANDING BASE OF PREMIER CUSTOMER RELATIONSHIPS. We serve more than 7,000 customers in 49 states. We have developed long-standing customer relationships, which we believe are among the strongest in the industry. We have also been the primary supplier to each of the industry's two largest super natural chains, Whole Foods Market, Inc. and Wild Oats, Inc., for more than ten years. Whole Foods Market, Inc., has recently agreed to extend our current distribution arrangement through August 31, 2004.

EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY STAKE. Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 11 acquisitions of distributors and suppliers, including Stow Mills, Hershey and Albert's, and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust ("ESOT"), beneficially own in the aggregate approximately 15% of the Company's Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

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

EXPAND CUSTOMER BASE. We have expanded the number of customers served to more than 7,000 as of July 31, 2001. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by developing other channels of distribution such as traditional supermarkets, mass market outlets, institutional foodservice providers, hotels and gourmet stores.

INCREASE MARKET SHARE OF EXISTING CUSTOMERS' BUSINESS. We seek to become the primary supplier for a majority of our customers by offering the broadest product offering in the industry at the most competitive prices. Since 1993, we have expanded our product offering from approximately 14,000 to more than 30,000 SKUs as of July 31, 2001. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings. As a result, we believe we have become the primary distributor to the majority of our natural products customer base.

CONTINUE TO EXPAND AND PENETRATE INTO NEW CHANNELS OF DISTRIBUTION. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania and Albert's Los Angeles locations. We recently signed a lease to move our Atlanta, Georgia distribution center to a 300,000 square foot facility, an increase of approximately 100,000 square feet. We are expanding our Western Region operations into the Los Angeles area and recently signed an agreement to lease a 200,000 square foot distribution center with the option to lease an additional 83,000 square feet for expansion. The Los Angeles facility will enable us to provide enhanced service levels to our southwestern customers and to further penetrate that market. Upon the completion of the Los Angeles expansion early in calendar year 2002, the increased capacity of our distribution centers will be approximately 55% greater than it was five years ago. We will continue to selectively evaluate opportunities to acquire (i) distributors to fulfill existing markets and expand into new markets and (ii) suppliers to expand margins through vertical integration and brand differentiation. We currently have no agreements or understandings with regard to any material acquisitions.

CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within the industry and within each of the regions, which have formed our foundation. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has improved our operating margins, which increased from 2.5% in fiscal 1994 to 3.4% for the quarter ended July 31, 2001 (excluding special charges).

CONTINUE TO PROVIDE THE LEADING DISTRIBUTION SOLUTION. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offering. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and thematic flyer programs, in-store signage and assistance in product display, are offered to assist our customers in increasing their sales.

PRODUCTS

Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 30,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, nutritional supplements, bulk and foodservice products, personal care items, fresh produce and perishables, and frozen foods. Our private label products address certain preferences of customers, which are not otherwise being met by other suppliers.

We evaluate approximately 10,000 potential new products each year based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet products shows to review the latest products which are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

SUPPLIERS

We purchase our products from approximately 1,800 suppliers. The majority of our suppliers are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe that the reason natural products suppliers seek distribution of their products through us is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and support their marketing programs. Substantially all product categories that we distribute are available from a number of suppliers and therefore we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc., accounted for approximately 8.9% of total purchases in fiscal 2001.

We are well positioned to respond to regional and local customer preferences for natural products by decentralizing the majority of our purchasing decisions for all products except bulk commodities. We believe that regional buyers are best suited to identify and to respond to local demands and preferences. Although each of our regions is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in company-wide purchasing programs that enable us to take advantage of our consolidated purchasing power. For example, we have positioned ourselves as the largest purchaser of organically grown bulk products in the natural products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. In addition, we have implemented a number of national consumer flyer programs, which have resulted in incremental sales growth for our customers and ourselves.

Our purchasing staff cooperates closely with suppliers to provide new and existing products. The suppliers assist in training our customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

We maintain a comprehensive quality assurance program. All of the products we sell, which are represented as "organic", are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier.

CUSTOMERS

We market our products to more than 7,000 customers located in 49 states. We maintain long-standing customer relationships with independent natural products retailers, including super natural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers are leading super natural chains doing business as Whole Foods Market, Inc. (including Bread and Circus, Fresh Fields, and Bread of Life), Wild Oats, Inc. (including Henry's), Nature's Fresh! Northwest, Wild Harvest, Rainbow, Basha's, and conventional supermarket chains such as Wegman's, Stop and Shop, Shaws/Star Market, Quality Food Centers (QFC), Hannaford, Pathmark, Bilos, Lowe's and Publix. We believe that we are the primary supplier to the majority of our customers. Whole Foods accounted for approximately 17% and 16% of the Company's net sales in fiscal 2001 and 2000, respectively. Wild Oats accounted for approximately 14% and 13% of our net sales in fiscal 2001 and 2000, respectively. No other customer accounted for more than 10% of our net sales in fiscal 2001.

FILL RATES

Our average fill rates for fiscal 2001 were approximately 95%. We believe that our high fill rates are attributable to our experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

MARKETING

We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

We offer multiple monthly flyer programs featuring the logo and address of the participating retailer imprinted on a flyer advertising approximately 200 sale items, which are sold by the retailer to its customers. The color flyers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flyer generally includes detailed information on selected suppliers, recipes, product features and a comparison of the characteristics of a natural product with a similar mass-market product. The monthly flyer programs are structured to pass through to the retailer the benefit of company negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions. In addition, in order to maximize our national leverage and to utilize our rich internal marketing resources to best effect, we have increased the number of national flyer programs we offer, with favorable results for our suppliers, our customers and ourselves.

In addition to our monthly flyer programs, we offer thematic custom and seasonal consumer flyers which are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. We also (i) offer in-store signage and promotional materials, including shopping bags and end-cap displays, (ii) provide assistance with planning and setting up product displays and (iii) advise on pricing decisions to enable our customers to respond to local competition.

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

We ship orders for supplements or for items that are destined for areas outside regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

TECHNOLOGY

We have made a significant investment in information and warehouse management systems. We continually evaluate and upgrade our management information systems based on the best practices in the distribution industry and at our regional operations in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include radio frequency-based inventory control, paperless receiving, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse workers attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. Warehouse workers use hand-held radio frequency devices to process customer orders by scanning the UPC bar code as the product is removed from its assigned slot. Similarly, customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

RETAIL OPERATIONS

The Company's Natural Retail Group ("NRG") currently owns and operates 11 natural product retail stores located in Florida, Maryland and Massachusetts. Our retail strategy is to: i) selectively acquire existing stores that meet our strict criteria in categories such as sales and profitability, growth potential, merchandising and management; and ii) open new stores in areas with favorable competitive climates and growth potential. Generally, we will not purchase or open new stores that directly compete with primary retail customers of our distribution business. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. We acquired Palm Harbor Natural Foods in Palm Harbor, Florida in March of 2001 and are planning to open our twelfth store, SunSplash Market in Port Charlotte, Florida, during the first quarter of fiscal year 2002. Our strategy for future retail growth is to identify and acquire or open additional retail stores as opportunities arise and to continue to focus on the sale of higher margin nutritional supplements while maintaining emphasis on the sale of organic produce, delicatessen, and bakery products.

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

COMPETITION

The natural products distribution industry is highly competitive. The industry has been characterized in recent years by significant consolidation and the emergence of large competitors. Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) and our major regional competitors are Nature's Best, Inc. in the Western United States, Northeast Cooperative in the Eastern United States and Blooming Prairie Cooperative Warehouse in the Midwestern United States. We also compete with numerous smaller regional and local distributors of ethnic, Kosher, gourmet and other specialty foods. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities. We believe that distributors in the natural products industry primarily compete on product quality and depth of inventory selection, price and quality of customer service. Although we believe we currently compete effectively with respect to each of these factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors.

Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location.

EMPLOYEES

As of July 31, 2001, we had approximately 2,700 full- and part-time employees. An aggregate of approximately 230 of the employees at our Auburn, Washington, and Rahway, New Jersey facilities are covered by a collective bargaining agreement. We have never experienced a work stoppage by our unionized employees and we believe that our employee relations are good.

ITEM 2. PROPERTIES

We maintain eleven distribution centers. These facilities consist of an aggregate of approximately 1.6 million square feet of space, the largest capacity of any distributor in the natural products industry. We are planning to move our Atlanta, Georgia distribution center to a facility of approximately 300,000 square feet and we are expanding our Western Region operations into a 200,000 square foot distribution center in Fontana, California. Upon completion of these moves our total distribution space will be approximately 1.9 million square feet.

LOCATION                         SIZE        LEASE EXPIRATION
                             (Square feet)
Atlanta, Georgia                175,000        February 2002
Atlanta, Georgia                 80,000        April 2002
Atlanta, Georgia1               300,000        January 2002
Auburn, California              150,000        Owned
Auburn, California              100,000        Owned
Auburn, Washington              204,800        March 2009
Bridgeport, New Jersey           35,700        Owned
Chesterfield, New Hampshire     126,500        Owned
Dayville, Connecticut           245,000        Owned
Denver, Colorado                180,800        July 2013
Kealeakua, Hawaii                16,300        October 2002
Fontana, California2            200,000        November 2011
Vernon, California               34,500        Owned
New Oxford, Pennsylvania        250,000        Owned
Winterhaven, Florida             10,600        October 2001

(1) In August 2001, we exercised the option to purchase this facility with the close date to be determined by the lessor. This facility will replace our two existing Atlanta facilities. We plan to relocate operations into this facility during the second and third quarters of fiscal 2002.

(2) We expect to complete the expansion in early calendar 2002.

We also rent facilities to operate twelve retail stores along the east coast with various lease expiration dates and a 38,000 square foot processing and manufacturing facility in Rahway, New Jersey with a lease expiration date of March 2002.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2001.

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS OF THE REGISTRANT

The executive officers, key employees and directors of the Company and their ages as of October 19, 2001 are listed below:

NAME                               AGE    POSITION

Thomas B. Simone (1)(2)(3)         59     Chairman of the Board

Michael S. Funk (2)                47     Chief Executive Officer and Vice
                                          Chairman of the Board

Steven Townsend                    48     President, President of Eastern
                                          Region and Director

Todd Weintraub                     38     Vice President, Chief Financial
                                          Officer and Treasurer

Kevin Michel                       44     President of Western Region, Assistant
                                          Secretary and Director

Daniel V. Atwood                   43     National Vice President of Marketing
                                          and Secretary

Gordon Barker (1)(3)               55     Director and Chairman of the
                                          Compensation Committee

Joseph M. Cianciolo (1)(3)         62     Director and Chairman of
                                          the Audit Committee

James P. Heffernan (1)             55     Director

(1) Member of the Audit Committee.
(2) Member of the Nominating Committee.
(3) Member of the Compensation Committee.

Thomas B. Simone has served as the Chairman of the Board of Directors since December 1999 and as a member of the Board of Directors since October 1996. Mr. Simone is a member of the Audit Committee, the Nominating Committee and the Compensation Committee. Mr. Simone has served as President and Chief Executive Officer of Simone & Associates, a healthcare and natural products investment and consulting company, since April 1994. Mr. Simone also serves on the Board of Directors of ECO-DENT International, Inc. and Spectrum Organic Products, Inc.

Michael S. Funk has served as Vice Chairman of the Board of Directors since February 1996 and as a member of the Board of Directors since February 1996. Mr. Funk has served as our Chief Executive Officer since December 1999. Mr. Funk served as our President from October 1996 to December 1999 and as our Executive Vice President from February 1996 until October 1996. Since its inception in July 1976 until April 2001, Mr. Funk served as President of Mountain People's Warehouse.

Steven Townsend has served as a member of the Board of Directors since December 2000, as our President since April 2001 and as President of our Eastern Region since January 2000. Mr. Townsend served as a member of our Board of Directors from August 1988 until September 1999, as our Vice President of Finance and Administration from July 1983 until May 1995, as Chief Financial Officer from June 1995 until December 1997.

Todd Weintraub has served as our Vice President, Treasurer and Chief Financial Officer since April 2001. Mr. Weintraub served as our Corporate Controller from July 2000 until April 2001. From December 1997 until July 2000 Mr. Weintraub served as our Manager of Financial Reporting. From June 1995 until December 1997, Mr. Weintraub served in certain financial reporting positions at State Street Corporation and Allmerica Financial Corporation. Mr. Weintraub met all requirements as a Certified Public Accountant and was also employed by KPMG LLP from January 1990 until Feb 1994.

Kevin T. Michel has served as a member of the Board of Directors since February 1996 and as President of our Western Region since April 2001. Mr. Michel served as our Chief Financial Officer and Treasurer from December 1999 until March 2001, as our interim Chief Financial Officer and Treasurer from August 1999 until November 1999, as Executive Vice President of our Western Region from April 1999 until July 1999 and as President of our Central Region from January 1998 until March 1999. Mr. Michel served as Chief Financial Officer of Mountain People's Warehouse from January 1995 until December 1997.

Daniel V. Atwood has served as our National Vice President of Marketing since April 2001 and as our Vice President and Secretary since January 1998. Mr. Atwood served on our Board of Directors from August 1988 to December 1997. Mr. Atwood served as President of our Natural Retail Group from August 1995 until March 2001.

Gordon D. Barker has served as a member of the Board of Directors since September 1999. Mr. Barker serves as the Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Barker has served as Chief Executive Officer of Snyder's Drug Stores, Inc. since October 1999. Mr. Barker was the principal of Barker Enterprises, an investment and consultant firm from January 1997 until September 1999. Mr. Barker also serves on the following Boards of
Directors: Gart Sports Company, Infinity Towers, NuMedics Inc., and Advanced Cosmetic Treatments, LLC.

Joseph M. Cianciolo has served as a member of the Board of Directors since September 1999. Mr. Cianciolo serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Cianciolo served as the Managing Partner of KPMG LLP, Providence, Rhode Island Office, from June 1990 until June 1999. Mr. Cianciolo also serves on the Board of Directors of Speidel, Inc. and serves on the Board of Trustees of Providence College and is Trustee and Treasurer of Rhode Island Hospital.

James P. Heffernan has served as a member of the Board of Directors since March 2000. Mr. Heffernan serves as a member of the Audit Committee. Mr. Heffernan has served as a Trustee for the New York Racing Association since November 1998. Mr. Heffernan served as a member of the Board of Directors and Chairman of the Finance Committee of Columbia Gas System, Inc. from January 1993 until November 2000.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol "UNFI." Our Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of our Common Stock on the Nasdaq National Market:

    Fiscal 2000              High              Low
    -----------              ----              ---
    First Quarter          $19.625          $ 7.625
    Second Quarter          15.188            7.000
    Third Quarter           16.000            9.625
    Fourth Quarter          16.688           12.375

    Fiscal 2001              High              Low
    -----------              ----              ---
    First Quarter          $15.250          $ 9.563
    Second Quarter          20.375           11.375
    Third Quarter           19.500           10.875
    Fourth Quarter          23.200           13.940

On July 31, 2001 we had 76 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by the Board of Directors. Our existing revolving line of credit agreement prohibits the declaration or payment of cash dividends to our stockholders without the written consent of the bank during the term of the credit agreement and until all of our obligations under the credit agreement have been met.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the caption Consolidated Statement of Operations Data with respect to the fiscal years ended July 31, 1997, 1998, 1999, 2000 and 2001, and under the caption Consolidated Balance Sheet Data at July 31, 1997, 1998, 1999, 2000 and 2001, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data

(In thousands, except per share data)                   1997        1998         1999       2000         2001
                                                        ----        ----         ----       ----         ----
Statement of Operations Data:
Net sales                                             $634,825    $728,910    $856,998    $908,688    $1,016,834
Cost of sales                                          507,547     578,575     680,301     734,673       818,040

Gross profit                                           127,278     150,335     176,697     174,015       198,794
Operating expenses                                     103,885     116,042     144,937     166,673       167,325
Merger, restructuring and asset impairment
expenses                                                    --       4,064       3,869       2,420           801
Amortization of intangibles                              1,060       1,185       1,075       1,070         1,036

Total operating expenses                               104,945     121,291     149,881     170,163       169,162

Operating Income                                        22,333      29,044      26,816       3,852        29,632
Other expense (income):
Interest expense                                         5,976       5,157       5,700       6,412         6,939
Other, net                                                (679)       (778)     (2,477)       (527)          429
Total other expense                                      5,297       4,379       3,223       5,885         7,368
Income (loss) before income taxes and extraordinary
item                                                    17,036      24,665      23,593      (2,033)       22,264
Income taxes (benefit)                                   6,636      11,580      10,126        (802)        8,906
Extraordinary item, net of income tax benefit              933          --          --          --            --
Net income (loss)                                     $  9,467    $ 13,085    $ 13,467    $ (1,231)   $   13,358

Per share data (Basic):

Income (loss) before extraordinary item               $   0.64    $   0.75    $   0.74    $  (0.07)   $     0.72

Extraordinary item, net of income tax benefit             0.06          --          --          --            --

Net income (loss)                                     $   0.58    $   0.75    $   0.74    $  (0.07)   $     0.72

Weighted average basic shares of common stock           16,367      17,467      18,196      18,264        18,482

Per share data (Diluted):

Income (loss) before extraordinary item               $   0.63    $   0.74    $   0.73    $  (0.07)   $     0.71

Extraordinary item, net of income tax benefit             0.06          --          --          --            --

Net income (loss) per share                           $   0.57    $   0.74    $   0.73    $  (0.07)   $     0.71

Weighted average diluted shares of common stock         16,553      17,798      18,537      18,264        18,818

Consolidated Balance Sheet Data: (In thousands)         1997        1998        1999        2000          2001
                                                      --------    --------    --------    --------    ----------
Working capital                                       $ 53,101    $ 65,568    $ 73,825    $ 65,812      $ 53,351
Total assets                                           164,561     212,242     237,901     270,234       300,444
Total long term debt and capital leases                 21,647      25,845      25,791      28,529         9,289
Total stockholders' equity                              73,916     104,386     118,581     117,954       135,943

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region (previously Cornucopia Natural Foods, Inc. and Stow Mills, Inc.), Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region (previously Rainbow Natural Foods solely comprised the Central Region), and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate twelve natural products retail stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business enabling us to develop new marketing programs and improve customer service. In addition, Hershey Import Co., located in Rahway, New Jersey, is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the three regions; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications between physical locations and regions; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania and Albert's Los Angeles locations. We recently signed a lease to move our Atlanta, Georgia distribution center to a 300,000 square foot facility, an increase of approximately 100,000 square feet. While we anticipate incremental short-term costs between $0.5 million and $1.0 million during the second and third quarters of fiscal 2002 while we relocate operations into this facility, we expect the efficiencies created by consolidating our two existing facilities into one to lower our expenses relative to sales over the long-term. We are expanding our Western Region operations into the Los Angeles area and recently signed an agreement to lease a 200,000 square foot distribution center with the option to lease an additional 83,000 square feet for expansion. The Los Angeles facility will enable us to provide enhanced service levels to our southwestern customers and to further penetrate that market. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation savings and efficiencies once we are operational early in calendar year 2002. Upon the completion of the Los Angeles expansion, the increased capacity of our distribution centers will be approximately 55% greater than it was five years ago. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses. Our operating margin (excluding restructuring costs) increased from 2.5% in fiscal 1994 to 3.40% for the fiscal year ended July 31, 2001.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                Year Ended July 31,
                                          -----------------------------
                                             2001      2000     1999
                                          -----------------------------

Net sales                                    100.0%    100.0%   100.0%
Cost of sales                                 80.4%     80.8%    79.4%
                                          -----------------------------
      Gross profit                            19.6%     19.2%    20.6%
                                          -----------------------------

Operating expenses                            16.5%     18.3%    16.9%
Merger, restructuring and asset
impairment expenses                            0.1%      0.3%     0.5%
Amortization of intangibles                    0.1%      0.1%     0.1%
                                          -----------------------------
      Total operating expenses                16.6%     18.7%    17.5%
                                          -----------------------------

      Operating income                         2.9%      0.4%     3.1%
                                          -----------------------------

Other expense (income):
   Interest expense                            0.7%      0.7%     0.7%
   Other, net                                  0.0%     -0.1%    -0.3%
                                          -----------------------------
   Total other expense (income)                0.7%      0.6%     0.4%
                                          -----------------------------

   Income before income taxes                  2.2%     -0.2%     2.8%

Income taxes                                   0.9%     -0.1%     1.2%
                                          -----------------------------

      Net income                               1.3%     -0.1%     1.6%
                                          =============================

TWELVE MONTHS ENDED JULY 31, 2001 COMPARED TO TWELVE MONTHS ENDED JULY 31,
2000

Net Sales.

Our net sales increased approximately 11.9%, or $108.1 million, to $1.0 billion for the year ended July 31, 2001 from $908.7 million for the year ended July 31, 2000. This increase was primarily due to increased sales throughout all divisions and distribution channels including super naturals, independents and mass market. We also experienced market share gains during fiscal year 2001 by selling to a greater number of new customers. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented approximately 17% and 14%, respectively, of net sales for the twelve months ended July 31, 2001. Whole Foods Market, Inc. represented approximately 16% and Wild Oats Markets, Inc. represented approximately 13%, of net sales for the twelve months ended July 31, 2000. We expect sales for fiscal 2002 to increase 8% - 12% from fiscal 2001.

Gross Profit.

Gross profit increased approximately 14.2%, or $24.8 million, to $198.8 million for the year ended July 31, 2001 from $174.0 million for the year ended July 31, 2000. Gross profit as a percentage of net sales increased to 19.6% for the year ended July 31, 2001 from 19.2% for the year ended July 31, 2000. The increase in gross profit resulted primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, pricing errors and inbound transportation costs decreased significantly. This increase was partially offset by inventory loss at an outside storage location, as well as reduced margins in our Albert's Organics division. Additionally, the gain in our gross profit was further offset by a change in our channel mix as the percentage of our sales to super naturals, which are at lower gross margins, increased. We expect the increase in percentage of sales to super naturals to continue in future periods. We expect our gross margin as a percentage of sales to be 19.4% - 19.8% for fiscal 2002.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 1.9%, or $3.2 million, to $168.0 million for the twelve months ended July 31, 2001 from $164.8 million for the twelve months ended July 31, 2000. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.5% for the twelve months ended

July 31, 2001 from 18.1% for the twelve months ended July 31, 2000. The reduction in operating expenses as a percentage of net sales was due primarily to increased labor productivity in our distribution centers, increased efficiencies in our transportation departments as a result of better routing and successfully leveraging our fixed expenses against a higher sales base. The improved labor productivity was due primarily to a more favorable labor market nationwide and higher retention rate of experienced warehouse employees. The improved transportation routing resulted in less miles traveled by our fleet, and corresponding reductions in expenses. We expect to reduce our operating expenses, excluding special charges, as a percentage of sales to less than 16% as we continue to realize operating efficiencies and expand our sales base. We also expect to incur additional special charges as we increase our warehouse capacity.

Operating expenses for the twelve months ended July 31, 2001 included special charges of $0.8 million related to the expansion of our New Oxford, PA distribution facility, and $0.4 million of asset impairment charges, primarily goodwill, associated with the closing of an unprofitable retail store. Our operating expenses for the twelve months ended July 31, 2000 were impacted by several special charges. These charges included approximately $3.0 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the planned closing of our Chicago facility. Operating expenses, including special charges, decreased approximately 0.6% or $1.1 million, to $169.1 million for the twelve months ended July 31, 2001 from $170.2 million for the twelve months ended July 31, 2000. As a percentage of sales, operating expenses, including special charges, decreased to 16.6% for the twelve months ended July 31, 2001 from 18.7% for the twelve months ended July 31, 2000.

Operating Income.

Operating income, excluding the special charges discussed above, increased $21.1 million to $30.8 million for the twelve months ended July 31, 2001 compared to $9.7 million for the twelve months ended July 31, 2000. As a percentage of sales, operating income, excluding special charges, increased to 3.0% for the twelve months ended July 31, 2001 compared to 1.1% for the twelve months ended July 31, 2000. Operating income, including special charges, increased $25.8 million to $29.6 million for the twelve months ended July 31, 2001 compared to $3.9 million for the comparable prior period.

Other (Income)/Expense.

The $1.5 million increase in other expense for the twelve months ended July 31, 2001 compared to the twelve months ended July 31, 2000 was attributable to slightly higher debt levels and non-cash expense related to an interest rate swap that were partially offset by lower interest rates. Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" requires recognition in the financial statements of the change in fair value during the year of certain interest rate protection contracts and other derivatives. We recorded FAS 133 expense of $1.3 million on our interest rate swap agreement resulting from the significant decline in interest rates during the year. We will continue to recognize this income or expense for the duration of the swap contract until either October 2003 or 2005, depending on whether the contract is extended. We entered into a second interest rate swap agreement effective August 2001, with a termination date of either August 2005 or August 2007. Whether we recognize income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contract. Upon expiration of the swap contract, the cumulative earnings impact will be zero.

Income Taxes.

Our effective income tax rates (benefit) were 40% and (39.5%) for the years ended July 31, 2001 and 2000, respectively. The effective rates for 2001 and 2000 were higher than the federal statutory rate primarily due to state and local income taxes.

Net (Loss) Income.

As a result, net income was $13.4 million for the year ended July 31, 2001, compared to a net loss of ($1.2) million in the year ended July 31, 2000, an increase of $14.6 million. Excluding the $1.3 million SFAS No. 133 expense ($0.8 million, net of tax), the $0.8 million special charge related to the expansion of our New Oxford distribution center ($0.5 million, net of tax), and $0.4 million of asset impairment related primarily to the closing of an unprofitable retail store ($0.2 million, net of tax) in fiscal 2001 and $3.0 million in other special charges ($1.8 million, net of tax) and $2.4 million in restructuring costs ($1.4 million net of tax) in fiscal 2000, net income would have been $14.8 million and $2.0 million in

2001 and 2000 respectively, resulting in an increase of approximately $12.6 million for the year ended July 31, 2001 . We expect earnings per diluted share, excluding any special charges, of $1.05 - $1.09 for fiscal 2002.

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

Gross Profit.

Gross profit decreased approximately 1.5%, or $2.7 million, to $174.0 million for the year ended July 31, 2000 from $176.7 million for the year ended July 31, 1999. Gross profit as a percentage of net sales decreased to 19.2% for the year ended July 31, 2000 from 20.6% for the year ended July 31, 1999. The decrease in gross profit as a percentage of net sales resulted primarily from ongoing difficulties with the Eastern Region consolidation, as well as an increased percentage of sales to existing customers under our volume discount program and the divestiture of four retail stores, which have higher gross margins than our distribution business. Difficulties in the Eastern Region, which impacted our margin, include higher than normal levels of customer returns and allowances, pricing errors, inventory shrink and higher inbound transportation costs for expedited shipments.

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

Net (Loss) Income.

As a result, net income decreased by $14.7 million to a net loss of ($1.2) million, for the year ended July 31, 2000 from net income of $13.5 million in the year ended July 31, 1999. Excluding the $2.4 million in restructuring costs ($1.4 million, net of tax) and the $3.0 million in special charges ($1.8 million, net of tax) in fiscal 2000 and the $3.9 million in restructuring costs ($2.3 million, net of tax), the $1.4 million gain on the sale of four retail stores ($0.8 million, net of tax) and the $0.3 million IRS settlement in fiscal 1999, net income would have been $2.0 million and $15.2 million, respectively, resulting in a decrease for the year ended July 31, 2000 of $13.1 million over the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations and growth primarily from cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. Primary uses of capital have been acquisitions, expansion of plant and equipment and investments in accounts receivable and inventory.

Net cash provided by operations was $22.0 million for the year ended July 31, 2001 and $11.6 million for the year ended July 31, 2000. Cash provided by operations in fiscal 2001 related primarily to cash collected from customers net of cash paid to vendors, partially offset by investments in inventory in the normal course of business. Days sales outstanding at July 31, 2001 remained unchanged from July 31, 2000 at 28 days. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by an increase in accounts payable. Cash used in operations in fiscal 2000 related primarily to an increase in accounts receivable and investments in inventory in the ordinary course of business. Working capital at July 31, 2001 was $53.4 million.

Net cash used in investing activities was $18.2 million and $17.0 million for the years ended July 31, 2001 and 2000, respectively. Investing activities in fiscal years 2001 and 2000 were primarily for capital expenditures.

Cash provided by financing activities was $0.7 million and $27.7 million for the years ended July 31, 2001 and 2000, respectively. Net cash provided by financing activities was $0.7 million for the year ended July 31, 2001 due to proceeds of approximately $4.5 million from the exercise of stock options, partially offset by repayment of long-term debt of approximately $2.7 million and principal payments on capital leases of approximately $1.2 million. We increased borrowings on our line of credit by $26.9 million during fiscal 2000 that was partially offset by debt repayments of $3.8 million. As of July 31 2001, we had less than $13.0 million available under our revolving credit facility. In September 2001 we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. The proceeds were used to refinance our existing credit facility, several fixed rate mortgage loans, and an equipment loan. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133. We entered into a second swap agreement in August

2001. This agreement provides for us to pay interest for a four-year period at a fixed rate of 4.8% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counterparty, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, and hedging activities related to those instruments, as well as other hedging activities, and was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires recognition in the financial statements of the change in fair value during the quarter of certain interest rate protection contracts and other derivatives. We adopted FAS 133 on August 1, 2000. We recorded $1.3 million in other expense resulting from the significant decline in interest rates and the related impact on our interest rate swap agreement during the year ended July 31, 2001.

In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. We early adopted SFAS No. 142 on August 1, 2001. As of July 31, 2001 we had goodwill of $30.9 million less accumulated amortization of $3.4 million with amortization expense of approximately $0.8 million in fiscal 2001. Therefore, we expect a reduction of approximately $0.8 million in operating expenses in fiscal 2002 as the result of adopting SFAS No. 142.

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

Any forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section.

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

      *     the optimization of delivery routes;

      *     coordination of administrative, distribution and finance functions;
            and

      *     the integration of personnel.

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining companies has and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. There can be no assurance that we will realize any of the anticipated benefits of mergers.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc., recently agreed to extend our current distribution arrangement through August 31, 2004. Whole Foods and Wild Oats accounted for approximately 17% and 14%, respectively, of our net sales during the fiscal year ended July 31, 2001. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our industry is sensitive to economic downturns

The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

      *     difficulties with the collectibility of accounts receivable,

      *     difficulties with inventory control,

      *     competitive pricing pressures, and

      *     unexpected increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven Townsend, President, Todd Weintraub, Chief Financial Officer, Kevin T. Michel, President of our Western Region and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

      *     changes in our operating expenses,

      *     management's ability to execute our business and growth strategies,

      *     personnel changes,

      *     demand for natural products,

      *     supply shortages,

      *     general economic conditions,

      * changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues,

      *     fluctuation of natural product prices due to competitive pressures,

      * lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise,

      * volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and

      * future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

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

We are subject to significant governmental regulation

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

      * our products are subject to inspection by the U.S. Food and Drug Administration,

      * our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities, and

      * our trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Our officers and directors and the employee stock ownership trust have significant voting power.

As of October 1, 2001, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 15% of United Natural's common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of July 31, 2001, approximately 230 employees, representing approximately 8% of our approximately 2,700 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

In September 2001 we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.5% maturing on June 30, 2005. The proceeds were used to refinance our existing credit facility, several fixed term mortgage loans, and an equipment loan. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS

United Natural Foods, Inc. and Subsidiaries:     Page

Independent Auditors' Report                      23

Consolidated Balance Sheets                       24

Consolidated Statements of Operations             25

Consolidated Statements of Stockholders' Equity   26

Consolidated Statements of Cash Flows             27

Notes to Consolidated Financial Statements        28

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP


Providence, Rhode Island
September 4, 2001

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                   JULY 31,    JULY 31,
ASSETS                                                                               2001        2000
------                                                                            ---------    --------
Current assets:
  Cash and cash equivalents                                                      $  6,393    $  1,943
  Accounts receivable, net of allowance of $3,544 and $3,302, respectively         81,559      69,474
  Notes receivable, trade                                                             685         456
  Inventories                                                                     110,653     104,486
  Prepaid expenses                                                                  5,394       6,085
  Deferred income taxes                                                             3,513       2,350
  Refundable income taxes                                                             366       4,401
                                                                                 --------------------
    Total current assets                                                         $208,563    $189,195

Property & equipment, net                                                          62,186      52,625
Notes receivable, trade, net                                                        1,050         765
Goodwill, net of accumulated amortization of $3,470 and $2,680, respectively       27,500      26,624
Covenants not to compete, net of accumulated amortization of $250 and $317,
respectively                                                                          180         181
Deferred taxes                                                                        276          --
Other, net                                                                            689         844
                                                                                 --------------------
    Total assets                                                                 $300,444    $270,234
                                                                                 ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  $ 68,056    $ 68,007
  Current installments of long-term debt                                           19,625       2,770
  Current installments of obligations under capital leases                          1,120       1,036
  Accounts payable                                                                 53,169      39,393
  Accrued expenses                                                                 13,242      12,178
                                                                                 --------------------
    Total current liabilities                                                    $155,212    $123,384

Long-term debt, excluding current installments                                      7,805      26,722
Deferred income taxes                                                                  --         367
Obligations under capital leases, excluding current installments                    1,484       1,807
                                                                                 --------------------
    Total liabilities                                                            $164,501     152,280
                                                                                 --------------------

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000 shares; none issued or
  outstanding                                                                          --          --
  Common stock, $.01 par value, authorized 50,000 shares;
    issued and outstanding 18,653 at July 31, 2001
    issued and outstanding 18,283 at July 31, 2000                                    187         183
  Additional paid-in capital                                                       72,644      68,180
  Unallocated shares of Employee Stock Ownership Plan                              (2,258)     (2,421)
  Retained earnings                                                                65,370      52,012
                                                                                 --------------------
       Total stockholders' equity                                                 135,943     117,954
                                                                                 --------------------
Total liabilities and stockholders' equity                                       $300,444    $270,234
                                                                                 =====================

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED JULY 31,
                                                    -------------------

(In thousands, except per share data)          2001        2000       1999
                                               ----        ----       ----

Net sales                                  $1,016,834    $908,688   $856,998
Cost of sales                                 818,040     734,673    680,301
                                           ---------------------------------
      Gross profit                            198,794     174,015    176,697
                                           ---------------------------------

Operating expenses                            167,325     166,673    144,937
Merger, restructuring and asset impairment
expenses                                          801       2,420      3,869
Amortization of intangibles                     1,036       1,070      1,075
                                           ---------------------------------
      Total operating expenses                169,162     170,163    149,881
                                           ---------------------------------
      Operating income                         29,632       3,852     26,816
                                           ---------------------------------

Other expense (income):
   Interest expense                             6,939       6,412      5,700
   Other, net                                     429        (527)    (2,477)
                                           ---------------------------------
      Total other expense                       7,368       5,885      3,223
                                           ---------------------------------

Income (loss) before income taxes (benefit)    22,264      (2,033)    23,593
   Income taxes (benefit)                       8,906        (802)    10,126
                                           ---------------------------------
Net income (loss)                          $   13,358    $ (1,231)  $ 13,467
                                           =================================

Basic per share data:
Net income (loss)                          $     0.72    $  (0.07)  $   0.74
                                           =================================

Weighted average basic shares of common
stock                                          18,482      18,264     18,196
                                           =================================

Diluted per share data:
Net income (loss)                          $     0.71    $  (0.07)  $   0.73

Weighted average diluted shares of common
stock                                          18,818      18,264     18,537
                                           =================================

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Outstanding                              Unallocated                                Total
                                   Number of     Common   Additional Paid   Shares of    Retained      Treasury   Stockholders'
                                    Shares        Stock     in Capital        ESOP       Earnings        Stock       Equity
                                  ---------------------------------------------------------------------------------------------
(In thousands)
Balances at July 31, 1998             18,175      $182       $67,440        $(2,747)      $39,776       $(265)     $104,386

Allocation of shares to ESOP              --        --            --            163            --          --           163

Transfer of undistributed loss to         --        --            19             --            --          --            19
additional paid-in-capital

Issuance of common stock, net             74        --           546             --            --          --           546

Retirement of treasury stock              --        --          (265)            --            --         265            --

Net income                                --        --            --             --        13,467          --        13,467
                                  ---------------------------------------------------------------------------------------------
Balances at July 31, 1999             18,249      $182       $67,740        $(2,584)      $53,243       $  --      $118,581
                                  ---------------------------------------------------------------------------------------------

Allocation of shares to ESOP              --        --            --            163            --          --           163

Issuance of common stock, net             34         1           328             --            --          --           329

Tax effect of exercises of stock
options                                   --        --           112             --            --          --           112

Net income                                --        --            --             --        (1,231)         --        (1,231)
                                  ---------------------------------------------------------------------------------------------
Balances at July 31, 2000             18,283      $183       $68,180        $(2,421)      $52,012       $  --      $117,954
                                  ---------------------------------------------------------------------------------------------

Allocation of shares to ESOP              --        --            --            163            --          --           163

Issuance of common stock, net            370         4         3,505             --            --          --         3,509

Tax effect of exercises of stock          --        --           959             --            --          --           959
options

Net income                                --        --            --             --        13,358          --        13,358
                                  ---------------------------------------------------------------------------------------------
Balances at July 31, 2001             18,653      $187       $72,644        $(2,258)      $65,370       $  --      $135,943
                                  =============================================================================================

                 See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED JULY 31,
(In thousands)                                                               2001         2000         1999
                                                                             ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ 13,358     $ (1,231)    $ 13,467
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                      7,908        7,601        9,205
         Loss on impairment of intangible asset                               255           --           --
         Gain on sale of business                                              --           --      (1,397)
         Loss (gain) on disposals of property & equipment                     640        1,977         (195)
         Deferred income tax expense                                       (1,529)        (930)        (941)
         Provision for doubtful accounts                                    2,903        1,992        1,995
         Changes in assets and liabilities, net of acquired
         companies:
                  Accounts receivable                                     (14,887)     (10,854)     (11,524)
                  Inventory                                                (5,719)     (13,761)        (460)
                  Prepaid expenses                                            713         (425)      (2,319)
                  Refundable income taxes                                   4,035         (461)      (3,889)
                  Other assets                                                 42         (117)         771
                  Notes receivable, trade                                    (514)         208          445
                  Accounts payable                                         13,725        5,950          334
                  Accrued expenses                                          1,056       (1,528)       2,805
                                                                      --------------------------------------
         Net cash provided by (used in) operating activities               21,986      (11,579)       8,297
                                                                      --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for purchases of subsidiaries, net of cash
         acquired                                                          (2,393)      (1,200)      (8,888)
         Proceeds from sale of business                                        --           --        7,086
         Proceeds from disposals of property and equipment                     46           57        1,477
         Capital expenditures                                             (15,891)     (15,870)      (6,610)
                                                                      --------------------------------------
         Net cash used in investing activities                            (18,238)     (17,013)      (6,935)
                                                                      --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under note payable                                     49       26,854        4,546
         Repayments on long-term debt                                      (2,742)      (3,846)      (4,337)
         Proceeds from long-term debt                                          89        5,287           --
         Principal payments of capital lease obligations                   (1,162)      (1,045)        (683)
         Proceeds from issuance of common stock, net                        4,468          440          564
                                                                      --------------------------------------
         Net cash provided by financing activities                            702       27,690           90
                                                                      --------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,450         (902)       1,452
Cash and cash equivalents at beginning of period                            1,943        2,845        1,393
                                                                      --------------------------------------
Cash and cash equivalents at end of period                               $  6,393     $  1,943     $  2,845
                                                                      ======================================
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                                        $  6,822     $  5,746     $  5,540
                                                                      ======================================
         Income taxes, net of refunds                                    $  5,709     $    795     $ 15,273
                                                                      ======================================

In 2001, 2000 and 1999, the Company incurred capital lease obligations of approximately $905, $1,634, and $1,686, respectively.

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

      (a) Nature of Business

      United Natural Foods, Inc. and Subsidiaries (the "Company") is a distributor and retailer of natural and organic products. The Company sells its products throughout the United States.

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

      (e) Property and Equipment

      Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation and amortization are principally provided using the straight-line method over the estimated useful lives.

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

      (h) Revenue Recognition and Trade Receivables

      The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States. The Company had two customers in 2001, 2000 and 1999, Whole Foods Market, Inc., and Wild Oats Markets, Inc., which provided

      10% or more of the Company's revenue. Total net sales to Whole Foods and Wild Oats in 2001 were approximately $169 million and $147 million, respectively. Total net sales to Whole Foods and Wild Oats in 2000 were approximately $147 million and $121 million, respectively. Total net sales to Whole Foods and Wild Oats in 1999 were approximately $143 million and $90 million, respectively.

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

      (j) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      (k) Notes Receivable, Trade

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

      (1) Employee Benefit Plans

      The Company sponsors various defined contribution plans that cover substantially all employees. Pursuant to certain stock incentive plans, the Company has granted stock options to key employees and to non-employee directors. The Company accounts for stock option grants using the intrinsic value based method.

      (m) Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options are considered common stock equivalents, using the treasury stock method. A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

                                                        YEAR ENDED JULY 31,

(In thousands)                                          2001     2000    1999
                                                        ----     ----    ----

Basic weighted average shares outstanding             18,482   18,264  18,196

 Net effect of dilutive stock options based upon         336       --     341
 the treasury stock method
                                                    --------------------------
Diluted weighted average shares outstanding           18,818   18,264  18,537
                                                    --------------------------
Antidilutive potential common shares excluded from        --    1,578      --
the computation above
                                                    ==========================

      (n) Interest rate swaps

      The fair market value on the adoption date of August 1, 2000 was less than $0.1 million. As of July 31, 2001 the fair market values were $(1.0) million and ($0.3) million of the swap agreement and the option respectively.

      The Company recorded other expense of $1.3 million to reflect this change in fair market value. Fair market values are not actual market prices but are mathematically calculated using models that rely on certain assumptions regarding past, present and future market conditions.

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

(3) STOCK OPTION PLAN

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,". Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value based method or continue to measure compensation expense using the intrinsic value method. The Company has elected to continue to apply APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net income (loss) would have been $11.6 million, $(1.8) million and $11.9 million for 2001, 2000 and 1999, respectively, basic earnings (loss) per share would have been $0.63, $(0.10) and $0.65 for 2001, 2000 and 1999, respectively, and diluted earnings (loss) per share would have been $0.62,$(0.10) and $0.64 for 2001, 2000 and 1999 respectively. The weighted average grant date fair value of options granted during 2001, 2000 and 1999 is shown below. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 2001, 2000 and 1999: a dividend yield of 0.0%, a risk free interest rate of 5.06% and an expected life of 8 years. The expected volatility was 76.8%, 77.5% and 66.0% for 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

On July 29, 1996, the Board of Directors adopted and the stockholders approved, the 1996 Stock Option Plan, which provides for grants of stock options to employees, officers, directors and others. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or options not intended to qualify as incentive stock options ("non-statutory stock options"). A total of 2,500,000 shares of common stock may be issued upon the exercise of options granted under the 1996 Stock Option Plan.

The following table summarizes the stock option activity for the fiscal years ended July 31, 2001, 2000 and 1999:

                                                2001                        2000                        1999
                                                ----                        ----                        ----
                                                   Weighted                    Weighted                    Weighted
                                                   Average                     Average                     Average
                                                   Exercise                    Exercise                    Exercise
                                        Shares     Price            Shares     Price           Shares      Price
                                        ------     -----            ------     -----           ------      -----
Outstanding at beginning of year     1,578,140     $  10.76        985,259     $  14.05       989,346      $  13.02
Granted                                486,750     $  15.38        839,500     $   9.38        80,000      $  21.37
Exercised                             (369,881)    $   9.48        (34,119)    $   9.64       (74,087)     $   7.38
Forfeited                             (276,125)    $  12.93       (212,500)    $  20.74       (10,000)     $  20.25
                                   -------------               -------------                -----------
Outstanding at end of year           1,418,884     $  12.26      1,578,140     $  10.76       985,259      $  14.05
                                   =============               =============                ===========

Options exercisable at year-end        600,509     $  10.09        604,113     $  10.12       490,913      $   9.32
Weighted average fair value of
options granted during the year:
   Exercise price equals stock         $ 11.91                      $ 7.38                    $ 15.54
   price
   Exercise price exceeds stock             --                          --                         --
   price
   Stock price exceeds exercise             --                          --                         --
   price

The 1,418,884 options outstanding at July 31, 2001 had exercise prices and remaining contractual lives as follows:

                                                                  Weighted                                Weighted
                                            Weighted Average      Average                                 Average
   Range of Exercise       Shares        Remaining Contractual    Exercise                                Exercise
         Prices          Outstanding            Life (years)         Price          Shares Exercisable       Price
         ------          -----------            ------------         -----          ------------------       -----
     $ 6.38 - $ 8.97         520,000              6.5              $ 7.61               338,125            $ 7.01
     $ 9.64 - $14.25         300,875              7.1              $11.11               170,375            $10.62
     $15.50 - $22.28         598,009              8.1              $16.87                92,009            $20.40

4) NOTES PAYABLE

The Company entered into a line of credit and term loan agreement (see note 5) with a bank effective February 20, 1996. The agreement has had five subsequent amendments effective March 1997, July 1997, October 1997, July 1999 and April 2000. In October 1997, the Company amended the agreement with its bank to increase the amount of the facility from $50 million to $100 million, to increase the limit on inventory advances to $50 million and the advance rate to 60%, to establish a term loan of $6.6 million and to increase the aggregate amount of real estate acquisition loans and real estate term loans to $20 million. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The credit facility was used to repay existing indebtedness of Stow owed to the Company's bank at the date of the merger and is currently used for general operating capital needs. Interest under the facility, except the portion related to the mortgage commitments, accrues at the Company's option at the New York Prime Rate (6.75% at July 31, 2001 and 9.50% at July 31, 2000) or 1.25% above the bank's London Interbank Offered Rate ("LIBOR", 3.78% and 6.62% at July 31, 2001 and 2000, respectively), and the Company has the option to fix the rate for all or a portion of the debt for a period up to 180 days. The Company opted to pay 1.25% above LIBOR for substantially all of fiscal 2001. Interest on approximately $5.9 million of the mortgage facility accrues at 7.36%, with the remainder to accrue at 1.25% above the bank's LIBOR rate, although the Company has the option to fix the variable portion for a period of five years at a rate of 1.25% above the five-year U.S Treasury Note rate. At July 31, 2001 and 2000, the weighted average interest rate on the line of credit was 5.06% and 7.87%, respectively. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. As of July 31, 2001, the Company's outstanding borrowings under the credit agreement totaled $86.6 million. The credit agreement originally was set to expire on July 31, 2002 and contains certain restrictive covenants. The Company is in compliance with all restrictive covenants at July 31, 2001. In connection with the amendment to the Company's credit agreement with its bank as noted above, an Agency and Interlender Agreement was entered into by the Company, its bank and two additional participating banks effective December 1, 1997. This agreement states, among other things, that the Company's primary bank will participate in this credit facility with the other banks.

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

Subsequent to July 31, 2001, the Company entered into a new credit agreement and terminated the existing credit agreement. The Company also entered into a new interest rate swap agreement subsequent to July 31, 2001. See note 16, Subsequent Events, for further detail of these transactions.

5) LONG-TERM DEBT

Long-term debt consisted of the following: (dollars in         July 31,  July 31,
thousands)                                                         2001      2000
                                                                   ----      ----
Term loan for employee stock ownership plan, secured by stock
of the Company, due $14 monthly plus interest at 10%, balance    $2,258    $2,421
due May 1, 2015

Term loan payable to bank, secured by substantially all
assets of the Company, due $235 quarterly plus interest at        3,075     4,015
1.25% above LIBOR, balance due July 31, 2002

Real estate term loan payable to bank, secured by land and
building, due $28 monthly plus interest at 7.36%, balance due     5,555     5,885
July 31, 2002

Term loan payable to bank, secured by substantially all
assets of the Company, with monthly principal payments of $50     9,890    10,490
through July 2002 and the remaining principal due on July 31,
2002, interest at 7.71%

Real estate term loans payable to bank and others, secured by building and other assets, due monthly and maturing at
various dates from July 2002 through April 2015, at rates         6,652     6,681
ranging from 5% to 8.6 %

                                                              --------------------
                                                                 27,430    29,492
         Less: current installments                              19,625     2,770
                                                              --------------------
         Long-term debt, excluding current installments         $ 7,805  $ 26,722
                                                              ====================

Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 31, 2001.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2001:

         Year       (Thousands)

         2002           $19,625
         2003             1,047
         2004             1,043
         2005               980
         2006               411
         Thereafter       4,324
                        -------
                        $27,430
                        =======

Subsequent to July 31, 2001, the Company entered into a new credit agreement and terminated the existing credit agreement. Loans maturing in July 2002 were repaid with proceeds from the new credit facility.

(6) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2001 and 2000:

           (Dollars in thousands)         Estimated      2001      2000
                                           Useful
                                           Lives
                                           (Years)

         Land                                        $  3,824   $ 1,741
         Buildings                          20-40      38,279    33,912
         Building Improvements              20-40       6,939         -
         Leasehold improvements              5-30       7,174     9,981
         Warehouse equipment                 5-20      21,360    20,479
         Office equipment                    3-10       9,870     8,531
         Motor vehicles                      3-5        6,164     5,877
         Equipment under capital leases       5         5,581     3,984
         Construction in progress                       1,278     1,742
                                                     --------   -------
                                                      100,469    86,247
         Less accumulated depreciation and
         amortization                                  38,283    33,622
                                                    --------------------
         Net property and equipment.                 $ 62,186   $52,625
                                                    ====================

(7) CAPITAL LEASES

The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Total capital leased assets for fiscal year 2001 and 2000 were $5,581 and $3,984, respectively, less accumulated depreciation of $2,898 and $2,248, respectively.

Minimum future lease payments under capital leases as of July 31, 2001 for each of the next five fiscal years and in the aggregate are:

            Year ended July 31                  Amount
                                            (In thousands)

         2002                                  $ 1,280
         2003                                      964
         2004                                      493
         2005                                      134
         2006 and thereafter                        49
                                           -----------------
         Total minimum lease payments            2,920
         Less: Amount representing interest        316
                                           -----------------
         Present value of net minimum
         lease payments                          2,604
         Less: current installments              1,120
                                           -----------------
         Capital lease obligations,
         excluding current installments        $ 1,484
                                           =================

(8) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

The Company also leases equipment under master lease agreements. Payment under these agreements will continue for a period of three to five years. The equipment lease agreements contain covenants concerning the maintenance of certain financial ratios. The Company was in compliance with its covenants at July 31, 2001.

Rent and other lease expense for the years ended July 31, 2001, 2000 and 1999 totaled approximately $9.7 million, $8.5 million and $7.2 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2001 are as follows:

                  Year                        (In
                                           thousands)

                  2002                       $ 10,149
                  2003                          9,680
                  2004                          8,892
                  2005                          7,296
                  2006                          5,237
                  2007 and thereafter          30,670
                                             --------
                                             $ 71,924
                                             ========

Outstanding commitments as of July 31, 2001 for the purchase of inventory were approximately $5.5 million. The Company had outstanding letters of credit of approximately $3.9 million at July 31, 2001.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(9) PROFIT SHARING / SALARY REDUCTION PLANS

The Company has several profit sharing/salary reduction plans, generally called "401(k) Plans" ("the Plans"), covering various employee groups. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $1.3 million, $1.0 million and $1.0 million for the years ended July 31, 2001, 2000 and 1999, respectively.

(10) INCOME TAXES

Total federal and state income tax (benefit) expense from continuing operations consists of the following:

         (In thousands)                  Current   Deferred      Total
                                         -------   --------      -----

         Fiscal year ended July 31,
         2001:
         U.S. Federal                    $ 9,212    $(1,399)   $ 7,813
         State and local                   1,499       (406)     1,093
                                         -------    -------    -------
                                         $10,711    $(1,805)   $ 8,906
                                         =======    =======    =======
         Fiscal year ended July 31,
         2000:
         U.S. Federal                    $  (141)   $    79    $   (62)
         State and local                     269     (1,009)      (740)
                                         -------    -------    -------
                                         $   128    $  (930)   $  (802)
                                         =======    =======    =======
         Fiscal year ended July 31,
         1999:
         U.S. Federal                    $ 9,447    $  (811)   $ 8,636
         State and local                   1,619       (129)     1,490
                                         -------    -------    -------
                                         $11,066    $  (940)   $10,126
                                         =======    =======    =======

Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (40%) applied to income before income taxes as a result of the following:

                                                 July 31,  July 31,   July 31,
(In thousands)                                       2001      2000       1999
                                                     ----      ----       ----

Computed  "expected"  tax expense (benefit)        $7,792     $(712)   $ 8,258
State and local income tax, net of Federal
income tax (expense) benefit                          710      (481)       968
Non-deductible expenses                               137       119        155
Non-deductible amortization                            94        88         79
Other, net                                            173       184        666
                                                   ------     -----    -------
                                                   $8,906     $(802)   $10,126
                                                   ======    ======    =======

Total income tax expense for the years ended July 31, 2001, 2000, and 1999 was allocated as follows;

                                                 July 31,  July 31,   July 31,
(In thousands)                                       2001      2000       1999
                                                     ----      ----       ----

Income from continuing operations                  $8,906     $(802)   $10,126
Shareholders' equity, for compensation
expense for tax purposes in excess of
amounts recognized for financial
statement purposes                                  ($959)    ($112)        --
                                                   ------    ------    -------
                                                   $7,947    ($914)    $10,126
                                                   ======    ======    =======

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2001 and 2000 are presented below:

(In thousands)                                                          2001    2000
                                                                        ----    ----
Deferred tax assets:
Inventories, principally due to additional costs inventoried for
tax purposes                                                          $1,315  $1,245
Compensation and benefit related                                         886     750
State net operating loss carryforward                                    682     617
Accounts receivable, principally due to allowances for
uncollectible accounts                                                   545     304
Reserve for LIFO inventory                                                45      --
Other                                                                    987     169
                                                                      ------  ------
Total gross deferred tax assets                                        4,460   3,085
Less valuation allowance                                                  --      --
Net deferred tax assets                                                4,460   3,085
                                                                      ------  ------
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation       33     405
         Reserve for LIFO inventory method                                --     329
         Intangible assets                                               564     285
         Other                                                            74      83
                                                                      ------  ------
         Total deferred tax liabilities                                  671   1,102
                                                                      ------  ------
Net deferred tax assets                                               $3,789  $1,983
                                                                      ======  ======
Current deferred income tax assets                                    $3,513  $2,350
Non-current deferred income tax liabilities                              276    (367)
                                                                      ------  ------
                                                                      $3,789  $1,983
                                                                      ======  ======

At July 31, 2001, the Company had net operating loss carryforwards of approximately $17 million for state income tax purposes that expire in years 2003 through 2021.

The valuation allowance at July 31, 2001 and 2000 was zero.

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

(11) EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted the UNFI Employee Stock Ownership Plan (the "Plan") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During each of 2001, 2000 and 1999 contributions totaling approximately $0.4 million were made to the Trust. Of these contributions, approximately $0.2 million represented interest in 2001 and approximately $0.3 million represented interest in years 2000 and 1999.

The ESOP shares were classified as follows:

         (In thousands)                       July 31,  July 31,
                                                  2001      2000

         Allocated shares.                        902       814
         Shares released for allocation            88        88
         Shares distributed to employees         (376)     (327)
         Unreleased shares                      1,210     1,298
                                                -----     -----
         Total ESOP shares                      1,824     1,873
                                                =====     =====

The fair value of unreleased shares was approximately $26.8 million at July 31, 2001.

12) BUSINESS SEGMENTS

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

Following is business segment information for the periods indicated:

(dollars in thousands)       Distribution   Other  Eliminations  Consolidated

2001
----
Revenue                           977,199  58,464       (18,829)    1,016,834
Operating Income                   30,974  (1,339)           (3)       29,632
Amortization and                    6,625   1,283            --         7,908
Depreciation
Capital Expenditures               14,457   1,434            --        15,891
Assets                            440,187   1,266      (141,009)      300,444

2000
----
Revenue                           870,307  56,131       (17,750)      908,688
Operating Income                    8,333  (4,549))          68         3,852
Amortization and                    6,431   1,170            --         7,601
Depreciation
Capital Expenditures               15,190     680            --        15,870
Assets                            400,538   7,129      (137,433)      270,234

1999
----
Revenue                           806,013  72,860       (21,875)      856,998
Operating Income                   26,242     422           152        26,816
Amortization and                    7,819   1,386            --         9,205
Depreciation
Capital Expenditures                5,668     942            --         6,610
Assets                            357,401  18,824      (138,324)      237,901

(13) RESTRUCTURING COSTS

The Company's operating expenses for fiscal year 2001 included restructuring charges of $0.4 million related to the expansion of its New Oxford, PA distribution facility, and $0.4 million of asset impairment charges, primarily goodwill, associated with the closing of an unprofitable retail store.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during 2001 and 2000 and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.

(In thousands except per share data)        First       Second         Third        Fourth    Full Year
-------------------------------------------------------------------------------------------------------
2001
----
Net sales                                $244,141     $244,422      $258,536      $269,735   $1,016,834
Gross profit                               48,051       47,790        49,683        53,270      198,794
Income before income taxes                  5,442        4,345         5,470         7,007       22,264
Net income                                 3,265         2,607        3,282          4,204       13,358
Per common share income
Basic:                                   $   0.18     $   0.14      $   0.18      $   0.23   $     0.72
Diluted:                                 $   0.18     $   0.14      $   0.17      $   0.22   $     0.71
Weighted average basic
  Shares outstanding                       18,320       18,414        18,580        18,616       18,482
Weighted average diluted
  Shares outstanding                       18,633       18,784        18,839        19,027       18,818

       Market Price
       High                                $15.25       $20.38        $19.50        $23.20       $23.20
       Low                                 $ 9.56       $11.38        $10.88        $13.94       $ 9.56

(In thousands except per share data)        First       Second         Third        Fourth    Full Year
-------------------------------------------------------------------------------------------------------
2000
----
Net sales                                $218,455     $231,375      $229,205      $229,653     $908,688
Gross profit                               40,452       42,171        45,305        46,087      174,015
(Loss) income before income
(benefit) taxes                            (1,697)      (7,527)        2,940         4,251       (2,033)
Net (loss) income                          (1,018)      (4,528)        1,765         2,550       (1,231)
Per common share income (loss)
Basic:                                   $  (0.06)    $  (0.25)     $   0.10      $   0.14     $  (0.07)
Diluted:                                 $  (0.06)    $  (0.25)     $   0.10      $   0.14     $  (0.07)
Weighted average basic
  Shares outstanding                       18,260       18,260        18,261        18,275       18,264
Weighted average diluted
  Shares outstanding                       18,260       18,260        18,562        18,651       18,264

       Market Price
       High                                $19.63       $15.19        $16.00        $16.69       $19.63
       Low                                 $ 7.63       $ 7.00        $ 9.63        $12.38       $ 7.00

(15) INTEREST RATE SWAP AGREEMENT

In October 1998, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.25%, thereby fixing the Company's effective rate at 6.25%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133. The fair market value on the adoption date of August 1, 2000 was less than $0.1 million. As of July 31, 2001 the fair market values were $(1.0) million and ($0.3) million of the swap agreement and the option respectively. The Company recorded other expense of $1.3 million to reflect this change in fair market value. Subsequent to July 31, 2001 the Company entered into a second interest rate swap agreement. See note 16, Subsequent Events, for further detail of this transaction.

(16) SUBSEQUENT EVENTS

The Company entered into a new line of credit with its bank effective September 4, 2001. The agreement increased the amount of the credit facility to $150 million from $100 million. Interest accrues, at the Company's option, at the New York Prime Rate or the banks' London Interbank Offered Rate ("LIBOR") plus 1.50%. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. The proceeds were received on September 4, 2001 and were used to refinance the Company's existing credit facility consisting of a revolving loan balance of $61.8 million and fixed rate mortgages of $18.3 million. An additional fixed rate mortgage of $1.5 million and an equipment loan of approximately $2.0 million will also be paid in full.

The Company also entered into an additional interest rate swap agreement effective August 1, 2001. The agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

Subsequent to July 31, 2001, the Company signed an agreement to lease a 200,000 square foot distribution center in the greater Los Angeles, California area with the option to lease an additional 83,000 square feet for expansion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2001 (the "2001 Proxy Statement") under the captions "PROPOSAL 1 ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Transactions" in the 2001 Proxy Statement and is incorporated herein by this reference.

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

                           UNITED NATURAL FOODS, INC.

                           /s/ TODD WEINTRAUB
                           -----------------------------
                           Todd Weintraub
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: October 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                                           Date
/s/ THOMAS B. SIMONE                  Chairman of the Board                           October 19, 2001
-----------------------
    Thomas B. Simone

/s/ MICHAEL S. FUNK                   Chief Executive Officer and Vice Chairman       October 19, 2001
-----------------------               of the Board
    Michael S. Funk                   (Principal Executive Officer)

/s/ STEVEN TOWNSEND                   President, President of Eastern Region and      October 19, 2001
-----------------------               Director
    Steven Townsend

/s/ TODD WEINTRAUB                    Vice President, Chief Financial Officer and     October 19, 2001
-----------------------               Treasurer (Principal Financial and
    Todd Weintraub                    Accounting Officer)

/s/ KEVIN T. MICHEL                   President of Western Region, Assistant          October 19, 2001
-----------------------               Secretary and Director
    Kevin T. Michel

/s/ GORDON D. BARKER                  Director                                        October 19, 2001
-----------------------
    Gordon D. Barker

/s/ JOSEPH M. CIANCIOLO               Director                                        October 19, 2001
-----------------------
    Joseph M. Cianciolo

/s/ JAMES P. HEFFERNAN                Director                                        October 19, 2001
-----------------------
    James P. Heffernan

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

10.6*+#       1996 Stock Option Plan.

10.61y        Amendment No. 1 to Amended and Restated 1996 Stock Option Plan

10.62y        Amendment No. 2 to Amended and Restated 1996 Stock Option Plan

10.63y        Amended and Restated 1996 Stock Option Plan

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

Exhibit No.   Description

10.14* Lease, dated July 12, 1990, between the Registrant and Sylvan and Stanford Makover Joint Venture, as amended.

10.15 * Lease, dated August 23, 1989, between the Registrant and Bradley Spear and Seattle First National Bank, co-executors of the estate of A.H. Spear.

10.16*+       1996 Employee Stock Purchase Plan.

10.17*** First Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated March 1, 1997.

10.18****     Second Amendment to Amended and Restated Loan Agreement with Fleet
              Capital Corporation, dated July 1, 1997.

10.19xx Third Amendment to Amended and Restated Loan Agreement with Fleet Capital Corporation, dated October 31, 1997.

10.20****     Lease dated July 11, 1997 between AmberJack, Ltd. and the
              Registrant.

10.21xxxxx    Lease dated June 6, 2001 between M.D. Hodges Enterprises, Inc. and the Registrant

10.22xxxxx    Lease dated July 31, 2001 between Metropolitan Life Insurance
              Company and the Registrant

10.23xxx Employment Transition Agreement and Release for Norman A. Cloutier dated December 8, 1999

10.24yy       Employment Agreement for Steven H. Townsend dated December 6, 1999

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

10.27*****    Fourth Amendment to Amended and Restated Loan Agreement with Fleet
              Capital Corporation, dated July 31, 1999.

10.28*****    Lease dated August, 1998 between Valley Centre I, L.L.C. and the
              Registrant.

10.29xxxx     Fifth Amendment to Amended and Restated Loan Agreement with Fleet
              Capital Corporation, dated March 31, 2000

10.30yy Lease dated December 31, 1996 between Dove Investments, Inc. and the Registrant and Amendments

10.31yy Purchase and Sale agreement between the Registrant and Dynamic Builders, Inc., dated June 30, 1999, Amendments and attachment

10.32yy Real estate Term Notes between the Registrant and City National Bank dated April 28, 2000

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

# Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated February 3, 1999.

xxxxx  Filed herewith.

y Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A (File No. 001-15723).

yy Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:

Under date of September 4, 2001, we reported on the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------
    KPMG LLP

Providence, Rhode Island
September 4, 2001

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                       Balance at      Additions
                       beginning of    charged to costs                 Balance at end of
                       period          and expenses       Deductions    period
                       ------------------------------------------------------------------
Year ended July 31,    $3,302          $ 2,903            $2,661        $ 3,544
2001

Year ended July 31,    $2,297          $1,992             $   987       $3,302
2000

Year ended July 31,    $1,780          $1,995             $1,478        $2,297
1999