Form 10-Q
period 2001-10-31
UNITED NATURAL FOODS INC
filed 2001-12-14
CIK 1020859

================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2001

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

Yes |X|      No |_|

As of December 1, 2001 there were 18,667,555 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

TABLE OF CONTENTS

Part  I.    Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of October 31, 2001 and             3
            July 31, 2001

            Consolidated Statements of Operations for the quarters ended       4
            October 31, 2001 and 2000

            Consolidated Statements of Cash Flows for the quarters ended       5
            October 31, 2001 and 2000

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial Condition        8
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk         13

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                  14

            Signatures                                                        15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                OCTOBER 31,    JULY 31,
(In thousands, except per share amounts)                           2001          2001
                                                                   ----          ----
ASSETS
Current assets:
    Cash                                                         $   5,309    $   6,393
    Accounts receivable, net                                        90,533       81,559
    Notes receivable, trade                                            654          685
    Inventories                                                    124,861      110,653
    Prepaid expenses                                                 6,037        5,394
    Deferred income taxes                                            3,799        3,513
    Refundable income taxes                                             --          366
                                                                 ---------    ---------
       Total current assets                                        231,193      208,563

Property & equipment, net                                           65,372       62,186

Other assets:
    Notes receivable, trade, net                                       940        1,050
    Goodwill, net                                                   27,500       27,500
    Covenants not to compete, net                                      155          180
    Other, net                                                       1,733          965
                                                                 ---------    ---------
       Total assets                                              $ 326,893    $ 300,444
                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                               $  80,240    $  68,056
    Current installments of long-term debt                           1,048       19,625
    Current installment of obligations under capital leases          1,049        1,120
    Accounts payable                                                72,700       53,169
    Accrued expenses                                                23,067       13,242
    Income taxes payable                                             2,006           --
                                                                 ---------    ---------
       Total current liabilities                                   180,110      155,212

  Long-term debt, excluding current installments                     6,193        7,805
  Obligations under capital leases, excluding current
       installments                                                  1,885        1,484
                                                                 ---------    ---------
       Total liabilities                                           188,188      164,501
                                                                 ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                     --           --
    Common stock, $.01 par value, authorized 50,000
        shares,
        issued and outstanding 18,666 at October 31, 2001;
        issued and outstanding 18,653 at July 31, 2001                 187          187
    Additional paid-in capital                                      72,763       72,644
    Unallocated shares of ESOP                                      (2,217)      (2,258)
    Retained earnings                                               67,972       65,370
                                                                 ---------    ---------
       Total stockholders' equity                                  138,705      135,943
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $ 326,893    $ 300,444
                                                                 =========    =========

                See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              QUARTER ENDED
                                                               OCTOBER 31,

(In thousands, except per share data)                       2001        2000
                                                            ----        ----

Net sales                                                 $ 280,315   $ 244,141
Cost of sales                                               225,314     196,090
                                                          ---------   ---------
                Gross profit                                 55,001      48,051
                                                          ---------   ---------

Operating expenses                                           45,024      40,782
Amortization of intangibles                                      64         263
                                                          ---------   ---------
                Total operating expenses                     45,088      41,045
                                                          ---------   ---------

                Operating income                              9,913       7,006
                                                          ---------   ---------

Other expense (income):
         Interest expense                                     1,746       1,778
         Change in fair value of financial instruments        3,787          --
         Other, net                                              44        (214)
                                                          ---------   ---------
                Total other expense                           5,577       1,564
                                                          ---------   ---------

Income before income taxes                                    4,336       5,442

Income taxes                                                  1,734       2,177
                                                          ---------   ---------
                Net income                                $   2,602   $   3,265
                                                          =========   =========

Per share data (basic):

Net income                                                $    0.14   $    0.18
                                                          =========   =========

Weighted average shares of common stock                      18,665      18,320
                                                          =========   =========

Per share data (diluted):

Net income                                                $    0.14   $    0.18
                                                          =========   =========

Weighted average shares of common stock                      19,060      18,633
                                                          =========   =========

                See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               QUARTER ENDED
                                                                OCTOBER 31,
(In thousands)                                               2001        2000
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  2,602    $  3,265
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             1,814       1,825
    Change in fair value of financial instruments             3,787          --
    Gain on disposals of property & equipment                    (3)         (1)
    Deferred income tax (benefit) expense                      (287)         99
    Provision for doubtful accounts                             513         537
    Changes in assets and liabilities;
         Accounts receivable                                 (9,487)     (5,205)
         Inventory                                          (14,208)     (3,448)
         Prepaid expenses                                      (643)        (46)
         Refundable income taxes                                366       1,894
         Other assets                                          (727)         80
         Notes receivable, trade                                141         214
         Accounts payable                                    19,532      17,819
         Accrued expenses                                     6,038         167
         Income taxes payable                                 2,006          --
                                                           ---------------------
      Net cash provided by operating activities              11,444      17,200
                                                           ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                 16          10
    Capital expenditures                                     (4,360)     (3,692)
                                                           ---------------------
      Net cash used in investing activities                  (4,344)     (3,682)
                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under note payable           12,184      (5,504)
    Repayments of long-term debt                            (20,188)       (670)
    Proceeds from long-term debt                                 --          39
    Principal payments of capital lease obligations            (299)       (310)
    Proceeds from exercise of stock options                     119         427
                                                           ---------------------
      Net cash used in financing activities                  (8,184)     (6,018)
                                                           ---------------------

NET (DECREASE) INCREASE IN CASH                              (1,084)      7,500
Cash at beginning of period                                   6,393       1,943
                                                           ---------------------
Cash at end of period                                      $  5,309    $  9,443
                                                           =====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                           $  1,629    $  1,615
                                                           =====================
        Income taxes                                       $    196    $    138
                                                           =====================

In the quarters ended October 31, 2001 and 2000, the Company incurred $628 and $527, respectively, of capital lease obligations.

                See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001 (UNAUDITED)

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, we entered into an interest rate swap agreement that provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing our effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133. We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133.

We recorded expense of $3.8 million on our interest rate swap agreements and related option agreements, that were the result of the change in fair value of the financial instruments. The fair value of the financial instruments was recorded as an accrued expense at October 31, 2001.

3. GOODWILL AND INTANGIBLE ASSET-ADOPTION OF STATEMENT 142

In July 2001, the Financial Accounting Standards Board finalized FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We have reassessed the useful lives of other intangible assets within this quarter after adoption of SFAS No. 142. We adopted SFAS No. 142 on August 1, 2001. As of July 31, 2001, we had goodwill of $30.9 million less accumulated amortization of $3.4 million with amortization expense of approximately $0.8 million in fiscal 2001.

                                                             Quarter Ended
                                                              October 31,

(In thousands)                                            2001          2000
                                                          ----          ----

Operating income (loss):
   Distribution segment                                $   10,423    $    7,362
   Other segment                                             (506)         (363)
   Eliminations                                                (4)            7
                                                       ----------    ----------
   Total reported operating income                          9,913         7,006
                                                       ----------    ----------

   Add back: Distribution goodwill amortization                --            90
   Add back: Other goodwill amortization                       --            96

                                                       ----------    ----------
   Add back: Total goodwill amortization                       --           186
                                                       ----------    ----------

   Adjusted Distribution operating income                  10,423         7,452
   Adjusted other operating income                           (506)         (267)
   Adjusted Eliminations operating income                      (4)            7
                                                       ----------    ----------
   Adjusted total operating income                     $    9,913    $    7,192
                                                       ==========    ==========

Net income:
   Reported net income                                 $    2,602    $    3,265
   Add back:  goodwill amortization                            --           186
                                                       ----------    ----------
   Adjusted net income                                 $    2,602    $    3,451
                                                       ==========    ==========

Basic earnings per share:
   Reported net income                                 $     0.14    $     0.18
   Goodwill amortization                                       --          0.01
                                                       ----------    ----------
   Adjusted net income                                 $     0.14    $     0.19
                                                       ==========    ==========

Diluted earnings per share:
   Reported net income                                 $     0.14    $     0.18
   Goodwill amortization                                                   0.01
                                                       ----------    ----------
   Adjusted net income                                 $     0.14    $     0.19
                                                       ==========    ==========

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                              Quarter Ended
                                               October31,

(In thousands)                                2001      2000
                                              ----      ----

Basic weighted average shares
outstanding                                  18,665    18,320
Net effect of dilutive stock options based
upon the treasury stock method                  395       313
                                             ------    ------
Diluted weighted average shares
outstanding                                  19,060    18,633
                                             ------    ------
Antidilutive potential common shares
excluded from the computation above              --       277
                                             ------    ------

5. BUSINESS SEGMENTS

The Company has several operating segments aggregated under the distribution segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods, produce and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaged in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "Other" caption in the segment information. The "Other" caption also includes corporate expenses that are not allocated to operating segments.

Following is business segment information for the periods indicated:

                                      Distribution   Other       Eliminations   Consolidated
                                      ------------   -----       ------------   ------------
Three Months Ended October 31, 2001
Net sales                             $269,992       $ 15,501    $  (5,178)     $280,315
Operating income (loss)               $ 10,423       $   (506)   $      (4)     $  9,913
Amortization and depreciation         $  1,571       $    243    $      --      $  1,814
Capital expenditures                  $  3,994       $    366    $      --      $  4,360
Total assets                          $466,034       $  2,187    $(141,328)     $326,893

Three Months Ended October 31, 2000
Net sales                             $234,228       $ 14,551    $  (4,638)     $244,141
Operating income (loss)               $  7,362       $   (363)   $       7      $  7,006
Amortization and depreciation         $  1,517       $    308    $      --      $  1,825
Capital expenditures                  $  3,250       $    442    $      --      $  3,692
Total assets                          $418,977       $  6,786    $(139,521)     $286,242

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region, and Albert's Organics in various markets in the United States. On November 7, 2001, our Albert's Organics division purchased the assets of privately held Boulder Fruit Express located in Louisville, Colorado. Boulder Fruit Express provides high quality organic produce and perishables to a market area that includes Colorado, New Mexico, Kansas, Nebraska, and Iowa. Boulder Fruit Express's excellent record of customer service complements our rapidly growing Denver produce division. Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service. Hershey Import Co., our division located in Rahway, New Jersey, is a business specializing in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the regions; (ii) expanding national purchasing opportunities;
(iii) consolidating systems applications among physical locations and regions;
(iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania and Albert's Los Angeles locations. We are currently in the process of expanding both our Eastern and our Western Region operations. In our Eastern Region we are expanding our Atlanta, Georgia distribution center by relocating to a 300,000 square foot facility, an increase of approximately 100,000 square feet over our previous facility. While we anticipate incremental short-term costs between $0.5 million and $1.0 million during the second and third quarters of fiscal 2002 as we relocate operations into this facility, we expect the efficiencies created by consolidating our two existing facilities into one will lower our expenses relative to sales over the long-term. We are expanding our Western Region operations into the Los Angeles area and have leased a 200,000 square foot distribution center with the option to lease an additional 83,000 square feet for expansion. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation savings and efficiencies once we are operational in the third quarter of our fiscal year 2002. Once the Atlanta and Los Angeles warehouses are operational, we will have added over one million square feet to our distribution centers within the last five years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. As our sales continue to grow, we expect to continue expanding our existing facilities, moving to larger facilities or opening new facilities as needed.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                              Quarter Ended
                                                               October 31,
                                                         ----------------------
                                                              2001        2000
                                                         ----------------------
Net sales                                                   100.0%      100.0%
Cost of sales                                                80.4%       80.3%
                                                         ---------   ---------
                Gross profit                                 19.6%       19.7%
                                                         ---------   ---------

Operating expenses                                           16.1%       16.7%
Amortization of intangibles                                   0.0%        0.1%
                                                         ---------   ---------
                Total operating expenses                     16.1%       16.8%
                                                         ---------   ---------

                Operating income                              3.5%        2.9%
                                                         ---------   ---------

Other expense (income):
         Interest expense                                     0.6%        0.7%
         Change in fair value of financial instruments        1.4%           -
         Other, net                                           0.1%      (0.1)%
                                                         ---------   ---------
                Total other expense                           2.0%        0.6%
                                                         ---------   ---------

                Income before income taxes                    1.5%        2.2%
Income taxes                                                  0.6%        0.9%
                                                         ---------   ---------
                Net income                                    0.9%        1.3%
                                                         =========   =========

Quarter Ended October 31, 2001 Compared To Quarter Ended October 31, 2000

Net Sales.

Our net sales increased approximately 14.8%, or $36.2 million, to $280.3 million for the quarter ended October 31, 2001 from $244.1 million for the quarter ended October 31, 2000. This increase was due primarily to increased sales to existing customers throughout all divisions and distribution channels including super naturals, independents and mass market. We also experienced market share gains during the quarter ended October 31, 2001 by selling to a greater number of new customers. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., represented approximately 17.7% and 14.3%, respectively, of net sales for the quarter ended October 31, 2001. Whole Foods Market, Inc. represented approximately 16.2% and Wild Oats Markets, Inc. represented approximately 14.7% of net sales for the quarter ended October 31, 2000. We believe our sales growth for fiscal 2002 will continue in the 10% to 14% range.

Gross Profit.

Our gross profit increased approximately 14.5%, or $7.0 million, to $55.0 million for the quarter ended October 31, 2001 from $48.0 million for the quarter ended October 31, 2000. Our gross profit as a percentage of net sales was 19.6% for the quarter ended October 31, 2001 compared to 19.7% for the quarter ended October 31, 2000. We expect our gross margin as a percentage of sales to be in the range of 19.4% to 19.8% for the remaining quarters of fiscal 2002.

Operating Expenses.

Our total operating expenses increased approximately 9.9%, or $4.0 million, to $45.0 million for the quarter ended October 31, 2001 from $41.0 million for the quarter ended October 31, 2000. As a percentage of net sales, operating expenses decreased to 16.1% for the quarter ended October 31, 2001 from 16.8% for the quarter ended October 31, 2000. The lower operating expenses as a percentage of net sales were due primarily to increased labor productivity in our distribution centers and increased efficiencies in our transportation departments as a result of lower fuel costs, more efficient routing and successfully leveraging our fixed expenses against a higher sales base. The improved labor productivity was due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. Our insurance expense was over budget for the quarter and was attributable to substantial increases in premiums. Total insurance expense for the quarter was approximately 50 basis points of sales. This is an area subject to volatility, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. We expect to reduce our operating expenses, excluding anticipated warehouse relocation costs to less than 16% of sales as we continue to realize operating efficiencies and expand our sales base. We also expect to incur additional special charges as we increase our warehouse capacity.

Operating Income.

Operating income increased $2.9 million to $9.9 million for the quarter ended October 30, 2001 compared to $7.0 million for the quarter ended October 31, 2001. As a percentage of sales, operating income increased to 3.5% for the quarter ended October 31, 2001 compared to 2.9% for the quarter ended October 31, 2000.

Other Expense (Income).

The $4.0 million increase in other expense in the quarter ended October 31, 2001 compared to the quarter ended October 31, 2000 was primarily attributable to non-cash special charges related to recognition of the change in fair value of financial instruments required by Statement of Financial Accounting Standards No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". We recorded expense of $3.8 million on our interest rate swap agreements and related option agreements which were the result of the change in fair value of the financial instruments. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. Whether we recognize income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended October 31, 2001 and 2000. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special charges, increased $1.6 million to $4.9 million, or $0.26 per diluted share, for the quarter ended October 31, 2001, compared to $3.3 million, or $0.18 per diluted share, in the quarter ended October 31, 2000. Net income, including special charges, decreased $0.7 million to $2.6 million for the quarter ended October 31, 2001, compared to $3.3 million in the quarter ended October 31, 2000. There were no special charges for the quarter ended October 31, 2000. We expect earnings per diluted share, excluding any special charges, to be approximately $0.25 - $0.27 for the second quarter of fiscal 2002, and approximately $1.06 - $1.11 for all of fiscal 2002.

Liquidity and Capital Resources

We have historically financed operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of October 31, 2001, our borrowing base, based on accounts receivable and inventory levels, was $128.4 million with availability of $41.1 million.

Net cash provided by operations was $11.4 million and $17.2 million for the three months ended October 31, 2001 and 2000, respectively, and was the result of cash collected from customers net of cash paid to vendors exceeding our investments in accounts receivable and inventory.

Net cash used in investing activities was $4.3 million for the three months ended October 31, 2001 and was due primarily to the development of our new Atlanta and Los Angeles facilities compared to $3.7 million for the same period last year that was due primarily to the expansion of our New Oxford, Pennsylvania distribution facility.

Net cash used in financing activities was $8.2 million for the three months ended October 31, 2001 due to increased borrowings on our line of credit offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility. Net cash used in financing activities was $6.0 million for the three months ended October 31, 2000, and was due primarily to repayments on our line of credit and long-term obligations.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No.133. We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective January 1, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective January 1, 2003. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. We adopted SFAS No. 142 on August 1, 2001. As of July 31, 2001 we had goodwill of $30.9 million less accumulated amortization of $3.4 million with amortization expense of approximately $0.8 million in fiscal 2001. Therefore, we expect a reduction of approximately $0.8 million in operating expenses in fiscal 2002 as the result of adopting SFAS No. 142.

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

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of futures performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section whether as a result of new information, future events or otherwise, until effective date of our future reports required by applicable securities laws.

Access to capital and the cost of that capital

As of October 31, 2001 our borrowing base, based on accounts receivable and inventory levels, was $128.4 million with availability of $41.1 million under our credit facility of $150.0 million. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant competition from a variety of sources

We operate in highly competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass-market grocery distributors. There can be no assurance that mass-market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than United Natural to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc. has agreed to extend our current distribution arrangement through August 31, 2004. Our contract with Wild Oats is valid until the first quarter of fiscal year 2003 and discussions toward extending the contract have begun. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 17.7% and 14.3%, respectively, of our net sales during the three months ended October 31, 2001. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of October 31, 2001, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 15% of United Natural's common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural.

Union-organizing activities could cause labor relations difficulties

As of October 31, 2001, approximately 200 employees, representing approximately 7% of our approximately 2,800 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

                                    UNITED NATURAL FOODS, INC.

                                    /s/ Todd Weintraub
                                    ----------------------------
                                    Todd Weintraub
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: December 14, 2001