Form 10-Q
period 2002-01-31
UNITED NATURAL FOODS INC
filed 2002-03-15
CIK 1020859

================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2002

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

Yes |X|           No |_|

As of March 1, 2002 there were 19,030,491 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JANUARY 31, 2002

TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of January 31, 2002 and              3
          July 31, 2001

          Consolidated Statements of Operations for the three and six         4
          months ended January 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the six months ended      5
          January 31, 2002 and 2001

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and     8
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
(In thousands, except per share amounts)                       JANUARY 31,  JULY 31,
                                                                  2002        2001
                                                                  ----        ----
ASSETS
Current assets:
    Cash                                                        $  4,779    $  6,393
    Accounts receivable, net                                      91,477      81,559
    Notes receivable, trade                                          748         685
    Inventories                                                  126,706     110,653
    Prepaid expenses                                               5,720       5,394
    Deferred income taxes                                          4,118       3,513
    Refundable income taxes                                          792         366
                                                                --------    --------
       Total current assets                                      234,340     208,563

Property & equipment, net                                         79,677      62,186

Other assets:
    Notes receivable, trade, net                                   1,169       1,050
    Goodwill                                                      31,517      27,500
    Covenants not to compete, net                                    129         180
    Other, net                                                     2,395         965
                                                                --------    --------
       Total assets                                             $349,227    $300,444
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                              $100,017    $ 68,056
    Current installments of long-term debt                         1,048      19,625
    Current installment of obligations under capital leases          861       1,120
    Accounts payable                                              67,564      53,169
    Accrued expenses                                              22,399      13,242
                                                                --------    --------
       Total current liabilities                                 191,889     155,212

    Long-term debt, excluding current installments                 5,970       7,805
    Obligations under capital leases, excluding current
       installments                                                1,829       1,484
                                                                --------    --------
       Total liabilities                                         199,688     164,501
                                                                --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
       none issued and outstanding                                    --          --
    Common stock, $.01 par value, authorized 50,000 shares,
       issued and outstanding 19,004 at January 31, 2002;
       issued and outstanding 18,653 at July 31, 2001                191         187
    Additional paid-in capital                                    78,337      72,644
    Unallocated shares of ESOP                                    (2,176)     (2,258)
    Retained earnings                                             73,187      65,370
                                                                --------    --------
       Total stockholders' equity                                149,539     135,943
                                                                --------    --------

Total liabilities and stockholders' equity                      $349,227    $300,444
                                                                ========    ========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                QUARTER ENDED          SIX MONTHS ENDED
                                                 JANUARY 31,              JANUARY 31,
                                                 -----------              -----------

(In thousands, except per share data)          2002        2001        2002        2001
                                               ----        ----        ----        ----
Net sales                                    $285,461    $244,422    $565,776    $488,564
Cost of sales                                 228,949     196,632     454,263     392,723
                                             --------    --------    --------    --------
                Gross profit                   56,512      47,790     111,513      95,841
                                             --------    --------    --------    --------

Operating expenses                             47,239      41,373      92,308      82,155
Restructuring and asset impairment charges        424          --         424          --
Amortization of intangibles                        32         261          51         524
                                             --------    --------    --------    --------
                Total operating expenses       47,695      41,634      92,783      82,679
                                             --------    --------    --------    --------

                Operating income                8,817       6,156      18,730      13,162
                                             --------    --------    --------    --------

Other expense (income):
         Interest expense                       1,643       1,822       3,389       3,600
         Change in value of financial
         instruments                           (1,358)         --       2,429          --
         Other, net                              (158)        (11)       (114)       (225)
                                             --------    --------    --------    --------
                 Total other expense              127       1,811       5,704       3,375
                                             --------    --------    --------    --------

Income before income taxes                      8,690       4,345      13,026       9,787

Income taxes                                    3,476       1,738       5,210       3,915

                                             --------    --------    --------    --------
                 Net income                  $  5,214    $  2,607    $  7,816    $  5,872
                                             ========    ========    ========    ========

Per share data (basic):

Net income                                   $   0.28    $   0.14    $   0.42    $   0.32
                                             ========    ========    ========    ========

Weighted average shares of common stock        18,915      18,414      18,790      18,367
                                             ========    ========    ========    ========

Per share data (diluted):

Net income                                   $   0.27    $   0.14    $   0.41    $   0.31
                                             ========    ========    ========    ========

Weighted average shares of common stock        19,371      18,784      19,217      18,710
                                             ========    ========    ========    ========

                See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                JANUARY 31,
(In thousands)                                               2002        2001
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  7,816    $  5,872
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             3,783       3,759
    Change in fair value of financial instruments             2,429          --
    Loss on disposals of property & equipment                   296          85
    Deferred income tax (benefit) expense                      (605)        202
    Provision for doubtful accounts                           1,045       1,043
    Changes in assets and liabilities:
         Accounts receivable                                (10,280)    (13,786)
         Inventory                                          (15,864)     (2,921)
         Prepaid expenses                                      (307)         11
         Refundable income taxes                               (426)      1,918
         Other assets                                        (1,348)        201
         Notes receivable, trade                               (182)       (426)
         Accounts payable                                    14,083      14,572
         Accrued expenses                                     5,842           1
                                                           --------------------
      Net cash provided by operating activities               6,282      10,531
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash acquired from purchase of subsidiaries              65          --
    Proceeds from sale of property and equipment                 21          38
    Capital expenditures                                    (20,437)    (11,902)
                                                           --------------------
      Net cash used in investing activities                 (20,351)    (11,864)
                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                        31,961       1,495
    Repayments of long-term debt                            (20,411)     (1,381)
    Proceeds from long-term debt                                 --          39
    Principal payments of capital lease obligations            (543)       (551)
    Proceeds from exercise of stock options                   1,448       2,579
                                                           --------------------
      Net cash provided by financing activities              12,455       2,181
                                                           --------------------

NET (DECREASE) INCREASE IN CASH                              (1,614)        848
Cash at beginning of period                                   6,393       1,943
                                                           --------------------
Cash at end of period                                      $  4,779    $  2,791
                                                           ====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                             $  3,299    $  3,339
                                                           ====================
      Income taxes                                         $  7,095    $  1,746
                                                           ====================

In the six months ended January 31, 2002 and 2001, the Company incurred $628 and $639, respectively, of capital lease obligations.

In connection with the acquisition of Boulder Fruit Express on November 6, 2001, the Company issued 199,436 shares of common stock with a fair value of approximately $4,250.

                See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2002 (UNAUDITED)

1.    BASIS OF PRESENTATION

Our accompanying consolidated financial statements include the accounts of United Natural Foods, Inc. ("the Company") and our wholly owned subsidiaries. We are a distributor and retailer of natural foods and related products.

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

We recorded $1.4 million of income for the quarter ended January 31, 2002, and $2.4 million of expense for the six months ended January 31, 2002, on our interest rate swap agreements and related option agreements, to reflect the change in fair value of the financial instruments.

3.    GOODWILL AND INTANGIBLE ASSET-ADOPTION OF STATEMENT 142

In July 2001, the Financial Accounting Standards Board finalized FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). The Company adopted SFAS No. 142 on August 1, 2001. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives and carrying value of other intangible assets. We completed the transitional goodwill impairment tests for each of our identified reporting units during the quarter ended January 31, 2002. Based on the results of these tests, there was no indication of goodwill impairment. We have also reassessed the useful lives and carrying values of other intangibles, and will continue to amortize these assets over their remaining useful lives. The following table details the proforma disclosures in accordance with the standard. As of July 31, 2001, the Company had goodwill of $30.9 million less accumulated amortization of $3.4 million. The Company recorded additional goodwill of $4.0 million during the quarter ended January 31, 2002 as a result of its acquisition of Boulder Fruit Express.

                                                    Quarter Ended       Six Months Ended
                                                     January 31,           January 31,
                                                     -----------           -----------

(In thousands, except per share data)              2002       2001       2002       2001
                                                   ----       ----       ----       ----
Operating income (loss):
   Distribution segment                          $ 9,548    $ 6,406    $19,971    $13,769
   Other segment                                    (760)      (236)    (1,266)      (600)
   Eliminations                                       29        (14)        25         (7)
                                                 -------    -------    -------    -------
   Total reported operating income                 8,817      6,156     18,730     13,162
                                                 -------    -------    -------    -------

   Add back: Distribution goodwill
   amortization                                       --        115         --        230
   Add back: Other goodwill amortization              --         96         --        192
                                                 -------    -------    -------    -------
   Add back: Total goodwill amortization              --        211         --        422
                                                 -------    -------    -------    -------

   Adjusted distribution operating income          9,548      6,521     19,971     14,000
   Adjusted other operating income                  (760)      (140)    (1,266)      (409)
   Eliminations operating income                      29        (14)        25         (7)
                                                 -------    -------    -------    -------
   Adjusted total operating income               $ 8,817    $ 6,367    $18,730    $13,584
                                                 =======    =======    =======    =======

Net income:
   Reported net income                           $ 5,214    $ 2,607    $ 7,816    $ 5,872
   Add back: goodwill amortization, net of tax        --        127         --        253
                                                 -------    -------    -------    -------
   Adjusted net income                           $ 5,214    $ 2,734    $ 7,816    $ 6,125
                                                 =======    =======    =======    =======

Basic earnings per share:
   Reported net income                           $  0.28    $  0.14    $  0.42    $  0.32
   Goodwill amortization, net of tax                  --       0.00         --       0.01
                                                 -------    -------    -------    -------
   Adjusted net income                           $  0.28    $  0.14    $  0.42    $  0.33
                                                 =======    =======    =======    =======

Diluted earnings per share:
   Reported net income                           $  0.27    $  0.14    $  0.41    $  0.31
   Goodwill amortization, net of tax                  --       0.00         --       0.01
                                                 -------    -------    -------    -------
   Adjusted net income                           $  0.27    $  0.14    $  0.41    $  0.32
                                                 =======    =======    =======    =======

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                Quarter Ended   Six Months Ended
                                                 January 31,       January 31,
                                                 -----------       -----------

(In thousands)                                  2002     2001     2002     2001
                                                ----     ----     ----     ----

Basic weighted average shares outstanding 18,915 18,414 18,790 18,367 Net effect of dilutive stock options
based upon the treasury stock method              456      370      427      343
                                               ------   ------   ------   ------

Diluted weighted average shares
outstanding                                    19,371   18,784   19,217   18,710
                                               ======   ======   ======   ======

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

Following is business segment information for the periods indicated:

                                        Distribution       Other         Eliminations     Consolidated
                                        ------------       -----         ------------     ------------
Six Months Ended January 31, 2002
Net sales                                 $544,451        $31,838         $ (10,513)        $565,776
Operating income (loss)                   $ 19,971        $(1,266)        $      25         $ 18,730
Depreciation and amortization             $  3,280        $   503         $      --         $  3,783
Capital expenditures                      $ 19,952        $   485         $      --         $ 20,437
Total assets                              $456,601        $37,484         $(144,858)        $349,227

Six Months Ended January 31, 2001
Net sales                                 $468,791        $29,271         $  (9,498)        $488,564
Operating income (loss)                   $ 13,769        $  (600)        $      (7)        $ 13,162
Depreciation and amortization             $  3,137        $   622         $      --         $  3,759
Capital expenditures                      $ 11,313        $   589         $      --         $ 11,902
Total assets                              $403,247        $29,385         $(138,563)        $294,069

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region, and Albert's Organics in various markets in the United States. On November 7, 2001, our Albert's Organics division purchased the assets of privately held Boulder Fruit Express located in Louisville, Colorado. Boulder Fruit Express provides high quality organic produce and perishables to a market area that includes Colorado, New Mexico, Kansas, Nebraska, and Iowa. Boulder Fruit Express's excellent record of customer service complements our rapidly growing Denver produce division. On January 15, 2002, we began distribution from our new 300,000 square foot Atlanta, Georgia facility, an increase of approximately 50,000 square feet from our previous Atlanta facility. Since that time, we have continued to gain operating efficiencies and improved metrics, while experiencing productivity improvements. Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service. Hershey Import Co., our division located in Rahway, New Jersey, is a business specializing in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the regions; (ii) expanding national purchasing opportunities;
(iii) consolidating systems applications among physical locations and regions;
(iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania, Albert's Los Angeles and Atlanta, Georgia locations. We are currently in the process of expanding our Western Region operations into the southern California area and have leased a 200,000 square foot distribution center with the option to lease an additional 83,000 square feet for expansion. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation savings and efficiencies once we are operational in the third quarter of our fiscal year 2002. Once the southern California warehouse is operational, we will have added over one million square feet to our distribution centers within the last five years. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. As our sales continue to grow, we expect to continue expanding our existing facilities, moving to larger facilities or opening new facilities as needed.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, administrative, insurance, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of accounts receivable valuation and the valuation of goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $91.5 million, net of allowance for doubtful accounts of $6.0 million, as of January 31, 2002.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally five years. In July 2001, the Financial Accounting Standards Board finalized FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). We adopted SFAS No. 142 on August 1, 2001. We completed our transition goodwill impairment test during the quarter ended January 31, 2002 and there were no indicators of goodwill impairment for any of our reporting units. We tested each of our reporting units for an indicator of goodwill impairment by comparing the net present value of projected cash flows to the carrying value of the reporting unit as of July 31, 2001. We used discount rates determined by our management to be commensurate with the level of risk in our current business model and projected cash flows for 5 to 8 years. There can be no assurance that at our annual review a material impairment charge will not be recorded. We ceased to amortize goodwill when we adopted SFAS No. 142. Net intangible assets and goodwill amounted to $31.6 million as of January 31, 2002. We had recorded approximately $0.4 million of amortization for the six months ended January 31, 2001.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                        Quarter Ended    Six Months Ended
                                                         January 31,       January 31,

                                                      ----------------   ---------------
                                                       2002      2001     2002     2001
                                                      ----------------   ---------------
Net sales                                             100.0%    100.0%   100.0%   100.0%
Cost of sales                                          80.2%     80.4%    80.3%    80.4%
                                                      -----     -----    -----    -----
            Gross profit                               19.8%     19.6%    19.7%    19.6%
                                                      -----     -----    -----    -----

Operating expenses                                     16.6%     16.9%    16.3%    16.8%
Restructuring and asset impairment charges              0.1%      0.0%     0.1%     0.0%
Amortization of intangibles                             0.0%      0.1%     0.0%     0.1%
                                                      -----     -----    -----    -----
            Total operating expenses                   16.7%     17.0%    16.4%    16.9%
                                                      -----     -----    -----    -----

            Operating income (loss)                     3.1%      2.5%     3.3%     2.7%
                                                      -----     -----    -----    -----

Other expense (income):
      Interest expense                                  0.6%      0.7%     0.6%     0.7%
      Change in fair value of financial instruments    (0.5)%      --      0.4%      --
      Other, net                                       (0.1)%     0.0%     0.0%     0.0%
                                                      -----     -----    -----    -----
            Total other expense                         0.0%      0.7%     1.0%     0.7%
                                                      -----     -----    -----    -----

            Income before income taxes                  3.0%      1.8%     2.3%     2.0%
Income taxes                                            1.2%      0.7%     0.9%     0.8%
                                                      -----     -----    -----    -----
            Net income                                  1.8%      1.1%     1.4%     1.2%
                                                      =====     =====    =====    =====

The following table presents, for the periods indicated, a reconciliation of net income, including special items, to net income excluding special items:

(In thousands, except per share data)                 QUARTER ENDED            |          SIX MONTHS ENDED
                                                     JANUARY 31, 2002          |          JANUARY 31, 2002
                                             Pre-tax        Net         Per    |   Pre-tax       Net        Per
                                            (income)/       of        diluted  |  (income)/      of       diluted
                                             expense        tax        share   |   expense       tax       share
                                                                               |
Net income including special items           $ 8,690      $ 5,214     $ 0.27   |   $13,026     $ 7,816     $0.41
                                                                               |
Interest rate swap agreement income           (1,358)        (815)     (0.04)  |     2,429       1,457      0.08
                                                                               |
Atlanta relocation:                                                            |
                                                                               |
Restructuring and asset impairment               424          254       0.01   |       424         254      0.01
                                                                               |
Transition expenses (operating expenses)         911          547       0.03   |       968         581      0.03
                                                                               |
                                             ----------------------------------|--------------------------------
Net income excluding special items           $ 8,667      $ 5,200     $ 0.27   |   $16,847     $10,108     $0.53
                                             ===================================================================

Quarter Ended January 31, 2002 Compared To Quarter Ended January 31, 2001

Net Sales.

Our net sales increased approximately 16.8%, or $41.1 million, to $285.5 million for the quarter ended January 31, 2002 from $244.4 million for the quarter ended January 31, 2001. This increase was due primarily to increased sales to existing customers throughout all divisions and distribution channels including super naturals, independents and mass market. We also experienced market share gains by selling to a greater number of new customers. Also included in net sales were nearly a full quarter of sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and a full quarter of sales for a Florida retail store we opened in October 2001. Sales growth excluding the acquisition and the new store sales would have been 15.3%. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., represented approximately 19.2% and 14.4%, respectively, of net sales for the quarter ended January 31, 2002. Whole Foods Market, Inc. represented approximately 17.2% and Wild Oats Markets, Inc. represented approximately 14.5% of net sales for the quarter ended January 31, 2001. Whole Foods Market, Inc., has agreed to extend our current distribution arrangement through August 31, 2004 and our contract with Wild Oats is effective through August 2002. We believe our sales growth for fiscal 2002 will be in the 12% to 14% range for the remaining quarters of fiscal year 2002.

Gross Profit.

Our gross profit increased approximately 18.2%, or $8.7 million, to $56.5 million for the quarter ended January 31, 2002 from $47.8 million for the quarter ended January 31, 2001. Our gross profit as a percentage of net sales was 19.8% for the quarter ended January 31, 2002 compared to 19.6% for the quarter ended January 31, 2001. We expect our gross margin as a percentage of sales to be in the range of 19.4% to 19.9% for the remaining quarters of fiscal 2002.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 12.0%, or $5.0 million, to $46.4 million for the quarter ended January 31, 2002 from $41.4 million for the quarter ended January 31, 2001. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.2% for the quarter ended January 31, 2002 from 16.9% for the quarter ended January 31, 2001. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of substantially lower fuel costs, more efficient routing and successfully leveraging our fixed expenses against a higher sales base. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. We experienced significant increases in workers' compensation and automobile insurance premiums. This area is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. We expect to reduce our operating expenses, excluding special charges, to less than 16% of sales as we continue to realize operating efficiencies and expand our sales base. We also expect to incur additional special charges as we increase our warehouse capacity.

Operating expenses for the quarter ended January 31, 2002 included special charges of $0.4 million in restructuring and asset impairment expense and $0.9 in other moving costs related to the relocation of our Atlanta distribution facility. Operating expenses for the quarter ended January 31, 2001 included special charges of $0.2 million related to the expansion of our New Oxford facility. Operating expenses, including special charges, increased approximately 14.6%, or $6.1 million, to $47.7 million from $41.6 million for the quarter ended January 31, 2001. As a percentage of sales, operating expenses, including special charges, decreased to 16.7% for the quarter ended January 31, 2002 from 17.0% for the quarter ended January 31, 2001.

Operating Income.

Operating income, excluding the special charges discussed above, increased $3.8 million to $10.2 million for the quarter ended January 31, 2002 compared to $6.4 million for the quarter ended January 31, 2001. As a percentage of sales, operating income, excluding special charges, increased to 3.6% for the quarter ended January 31, 2002 compared to 2.6% for the quarter ended January 31, 2001. Operating income, including special charges, increased $2.6 million to $8.8 million or 3.1%
of sales for the quarter ended January 31, 2002 compared to $6.2 million or 2.5% of sales for the quarter ended January 31, 2001.

Other Expense (Income).

The $1.7 million decrease in other expense in the quarter ended January 31, 2002 compared to the quarter ended January 31, 2001 was primarily attributable to a non-cash item related to recognition of the change in fair value of financial instruments required by Statement of Financial Accounting Standards No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". We recorded income of $1.4 million for the increase in fair value on our interest rate swap agreements and related option agreements resulting from favorable changes in yield curves used to determine the change in fair value of the financial instruments during the quarter. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates, changes in yield curves and the remaining term of the contracts.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended January 31, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $2.5 million to $5.2 million, or $0.27 per diluted share, for the quarter ended January 31, 2002, compared to $2.7 million, or $0.15 per diluted share, in the quarter ended January 31, 2001. The special income item, related to the change in fair value of interest rate swap agreements described in the preceding paragraph, substantially offset the special charges recorded in operating expenses during the quarter, resulting in no change in net income including special items. Net income, including special charges, for the quarter ended January 31, 2001 was $2.6 million. We expect earnings per diluted share, excluding any special items, to be $0.27 - $0.29 for the third quarter of fiscal 2002, and $1.08 - $1.12 for all of fiscal 2002.

Six Months Ended January 31, 2002 compared to Six Months Ended January 31, 2001

Net Sales.

Our net sales increased approximately 15.8%, or $77.2 million, to $565.8 million for the six months ended January 31, 2002 from $488.6 million for the six months ended January 31, 2001. This increase was due primarily to increased sales to existing customers throughout all divisions and distribution channels including super naturals, independents and mass market. The overall increase in net sales for the six months ended January 31, 2001 was attributable to increased sales to existing customers, the sale of new product offerings, and sales to new customers. Also included in net sales were nearly a full quarter of sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and a full quarter of sales for a Florida retail store we opened in October 2001. Sales growth excluding acquisitions and new store sales would have been 15.0%. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented approximately 18.5% and 14.3% respectively, of net sales for the six months ended January 31, 2002 compared to approximately 16.7% and 14.6% respectively for the same period last year. Whole Foods Market, Inc., has agreed to extend our current distribution arrangement through August 31, 2004 and our contract with Wild Oats Markets, Inc. is effective through August 2002.

Gross Profit.

Our gross profit increased approximately 16.4%, or $15.7 million, to $111.5 million for the six months ended January 31, 2002 from $95.8 million for the six months ended January 31, 2001. Our gross profit as a percentage of net sales increased to 19.7% for the six months ended January 31, 2002 from 19.6% for the same period last year.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 10.8%, or $8.9 million, to $91.4 million for the six months ended January 31, 2002 from $82.5 million for the six months ended January 31, 2001. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.2% for the six months ended January 31, 2002 from 16.9% for the six months ended January 31, 2001. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of substantially lower fuel costs, more efficient routing and successfully leveraging our fixed expenses against a higher sales base. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. We experienced significant increases in workers' compensation and automobile insurance premiums. This area is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks.

Operating expenses for the six months ended January 31, 2002 included special charges of $1.4 million related to the relocation of our Atlanta facility. Approximately $0.4 million was related to asset impairment and restructuring costs and $1.0 million of other transition costs. Operating expenses for the six months ended January 31, 2001 included special charges of $0.2 million that represented moving costs related to the expansion of our New Oxford distribution facility. Operating expenses, including special charges, increased approximately 12.2% or $10.1 million to $92.8 million for the six months ended January 31, 2002 from $82.7 million for the six months ended January 31, 2001. As a percentage of net sales operating expenses, including special charges, decreased to 16.4% for the six months ended January 31, 2002 from 16.9% for the six months ended January 31, 2001.

Operating Income.

Operating income, excluding special charges, increased $6.7 million to $20.1 million for the six months ended January 31, 2002 from $13.4 million for the six months ended January 31, 2001. Operating income, including special charges, increased $5.5 million to $18.7 million for the six months ended January 31, 2002 from $13.2 million for the same period last year.

Other Expense (Income).

The $2.3 million increase in other expense for the six months ended January 31, 2002 compared to the six months ended January 31, 2001 was primarily attributable to a non-cash item related to recognition of the change in fair value of financial instruments required SFAS No. 133. We recorded expense of $2.4 million for the decrease in fair value of our interest rate swap agreements and related option agreements, which were the result of the change in fair value of the financial instruments. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates, changes in yield curves and the remaining term of the contracts.

Income Taxes.

Our effective income tax rate was 40.0% for the six months ended January 31, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $4.1 million to $10.1 million, or $0.53 per diluted share, for the six months ended January 31, 2002, compared to $6.0 million, or $0.32 per diluted share, in the six months ended January 31, 2001. Net income, including special items, increased $1.9 million to $7.8 million, or $0.42 per diluted share, for the six months ended January 31, 2002, compared to $5.9 million, or $0.32 per diluted share, for the six months ended January 31, 2001.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of January 31, 2002, our borrowing base, based on accounts receivable and inventory levels, was $134.6 million with availability of $27.5 million.

Net cash provided by operations was $6.3 million and $10.5 million for the six months ended January 31, 2002 and 2001, respectively, and was the result of cash collected from customers net of cash paid to vendors, partially offset by investments in inventory in the normal course of business. Days sales outstanding at January 31, 2002 remained unchanged from January 31, 2001 at 32 days. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. These items were partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $20.4 million for the six months ended January 31, 2002 and was due primarily to capital expenditures for our new Atlanta and our California facilities compared to $11.9 million for the same period last year that was due primarily to the purchase of our secondary facility in Auburn, California and the expansion of our New Oxford, Pennsylvania distribution facility.

Net cash provided by financing activities was $12.5 million for the six months ended January 31, 2002 due to increased borrowings on our line of credit offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility. Net cash provided by financing activities was $2.2 million for the six months ended January 31, 2001, and was attributable to proceeds from the exercise of stock options, and increased borrowings on our line of credit offset by repayment of long-term debt.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under FAS No.133. We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective January 1, 2002 for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective June 15, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

Certain Factors That May Affect Future Results

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of futures performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section whether as a result of new information, future events or otherwise, until the effective date of our future reports required by applicable securities laws.

Access to capital and the cost of that capital

As of January 31, 2002 our borrowing base, based on accounts receivable and inventory levels, was $134.6 million with availability of $27.5 million under our credit facility of $150.0 million. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant competition from a variety of sources

We operate in highly competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass-market grocery distributors. There can be no assurance that mass-market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than United Natural Foods, Inc. to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc., has agreed to extend our current distribution arrangement through August 31, 2004 and our contract with Wild Oats is effective through August 2002. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 18.5% and 14.3%, respectively, of our net sales during the six months ended January 31, 2002. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven Townsend, President, Todd Weintraub, Chief Financial Officer, Kevin Michel, President of the Western Region, and other key management employees. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of January 31, 2002, our executive officers and directors, and their affiliates, and the United Natural Foods, Inc. Employee Stock Ownership Trust beneficially owned in the aggregate approximately 15% of United Natural Foods, Inc. common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural Foods, Inc.

Union-organizing activities could cause labor relations difficulties

As of January 31, 2002, approximately 246 employees, representing approximately 8% of our approximately 2,900 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 3, 2001, the stockholders of the Company considered and voted on three proposals:

1. Election of Directors. The stockholders elected Gordon D. Barker and Thomas
B. Simone as Class II directors for the ensuing three years. The terms of office as directors of Joseph M. Cianciolo, Michael S. Funk, James P. Heffernan, Kevin Michel and Steven Townsend continued after the Annual Meeting. The stockholders voted in the following manner:

            Name                      Votes "FOR"      Votes "Withheld"
            Gordon D. Barker          14,153,332           137,512
            Thomas B. Simone          14,153,950           136,894

2. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent auditor for the year ended July 31, 2002. The stockholders voted in the following manner: (i) 14,134,219 votes were cast "FOR" the proposal; (ii) 152,425 votes were cast "AGAINST" the proposal; and (iii) 4,200 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

NONE

Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED NATURAL FOODS, INC.


                                       /s/ Todd Weintraub
                                   --------------------------
                                   Todd Weintraub
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Dated: March 14, 2002