Form 10-Q
period 2002-04-30
UNITED NATURAL FOODS INC
filed 2002-06-13
CIK 1020859

================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2002

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

Yes |X|            No |_|

As of June 4, 2002 there were 19,105,817 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED APRIL 30, 2002

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of April 30, 2002 and               3
           July 31, 2001

           Consolidated Statements of Operations for the quarter              4
           and nine months ended April 30, 2002 and 2001

           Consolidated Statements of Cash Flows for the nine                 5
           months ended April 30, 2002 and 2001

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial                  8
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market               16
           Risk

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
(In thousands, except per share amounts)                 APRIL 30, 2002   JULY 31, 2001
                                                         --------------   -------------
ASSETS
Current assets:
    Cash                                                   $   6,498      $   6,393
    Accounts receivable, net                                  90,059         81,559
    Notes receivable, trade                                      590            685
    Inventories                                              139,769        110,653
    Prepaid expenses                                           5,585          5,394
    Deferred income taxes                                      4,434          3,513
    Refundable income taxes                                       --            366
                                                           ---------      ---------
       Total current assets                                  246,935        208,563

Property & equipment, net                                     80,793         62,186

Other assets:
    Notes receivable, trade, net                               1,117          1,050
    Goodwill                                                  31,401         27,500
    Covenants not to compete, net                                284            180
    Other, net                                                 2,767            965
                                                           ---------      ---------
       Total assets                                        $ 363,297      $ 300,444
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                         $ 107,067      $  68,056
    Current installments of long-term debt                     1,255         19,625
    Current installment of obligations under
      capital leases                                             637          1,120
    Accounts payable                                          65,018         53,169
    Accrued expenses                                          23,357         13,242
    Income taxes payable                                       1,726             --
                                                           ---------      ---------
       Total current liabilities                             199,060        155,212

  Long-term debt, excluding current installments               6,670          7,805
  Obligations under capital leases, excluding
    current installments                                       1,755          1,484
                                                           ---------      ---------
       Total liabilities                                     207,485        164,501
                                                           ---------      ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized
      5,000 shares, none issued and outstanding
    Common stock, $.01 par value, authorized
      50,000 shares, issued and outstanding 19,105 at
      April 30, 2002; issued and outstanding 18,653 at
      July 31, 2001                                              191            187
    Additional paid-in capital                                79,291         72,644
    Unallocated shares of ESOP                                (2,135)        (2,258)
    Retained earnings                                         78,465         65,370
                                                           ---------      ---------
       Total stockholders' equity                            155,812        135,943
                                                           ---------      ---------

Total liabilities and stockholders' equity                 $ 363,297      $ 300,444
                                                           =========      =========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   QUARTER ENDED          NINE MONTHS ENDED
                                                     APRIL 30,                APRIL 30,
                                                     ---------                ---------

(In thousands, except per share data)           2002         2001        2002        2001
                                                ----         ----        ----        ----

Net sales                                    $ 300,362    $ 258,536    $866,139   $ 747,100
Cost of sales                                  242,048      208,853     696,312     601,576
                                             ---------    ---------    --------   ---------
         Gross profit                           58,314       49,683     169,827     145,524
                                             ---------    ---------    --------   ---------

Operating expenses                              47,535       41,182     139,816     123,337
Restructuring and asset impairment charges          --          802         424         802
Amortization of intangibles                         56          269         134         793
                                             ---------    ---------    --------   ---------
         Total operating expenses               47,591       42,253     140,374     124,932
                                             ---------    ---------    --------   ---------

         Operating income                       10,723        7,430      29,453      20,592
                                             ---------    ---------    --------   ---------

Other expense (income):
    Interest expense                             1,934        1,692       5,323       5,292
    Change in value of financial
      instruments                                 (234)         394       2,195         394
    Other, net                                     225         (126)        110        (351)
                                             ---------    ---------    --------   ---------
         Total other expense                     1,925        1,960       7,628       5,335
                                             ---------    ---------    --------   ---------

Income before income taxes                       8,798        5,470      21,825      15,257

Income taxes                                     3,519        2,188       8,730       6,103
                                             ---------    ---------    --------   ---------
         Net income                          $   5,279    $   3,282    $ 13,095   $   9,154
                                             =========    =========    ========   =========

Per share data (basic):

Net income                                   $    0.28    $    0.18    $   0.69   $    0.50
                                             =========    =========    ========   =========

Weighted average shares of common stock         19,049       18,580      18,874      18,436
                                             =========    =========    ========   =========

Per share data (diluted):

Net income                                   $    0.27    $    0.17    $   0.68   $    0.49
                                             =========    =========    ========   =========

Weighted average shares of common stock         19,493       18,839      19,304      18,752
                                             =========    =========    ========   =========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          APRIL 30,
(In thousands)                                                         2002        2001
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 13,095    $  9,154
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      5,899       5,830
    Change in fair value of financial instruments                      2,195         394
    Loss on impairment of intangible asset                                --         255
    Loss on disposals of property and equipment                          295         582
    Deferred income tax benefit                                         (921)       (316)
    Provision for doubtful accounts                                    1,379       2,198
    Changes in assets and liabilities:
         Accounts receivable                                          (9,197)    (20,227)
         Inventory                                                   (28,928)     (8,265)
         Prepaid expenses                                               (172)        828
         Refundable income taxes                                         366       3,308
         Other assets                                                 (1,679)        237
         Notes receivable, trade                                          29        (224)
         Accounts payable                                             11,537      27,348
         Accrued expenses                                              7,033       2,327
         Income taxes payable                                          1,727          --
                                                                    --------------------
      Net cash provided by operating activities                        2,658      23,429
                                                                    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired               (19)     (2,393)
    Proceeds from sale of property and equipment                          31          43
    Capital expenditures                                             (23,633)    (14,166)
                                                                    --------------------
      Net cash used in investing activities                          (23,621)    (16,516)
                                                                    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under note payable                    39,011        (954)
    Repayments of long-term debt                                     (20,739)     (2,032)
    Proceeds from long-term debt                                       1,234          39
    Principal payments of capital lease obligations                     (840)       (849)
    Proceeds from exercise of stock options                            2,402       2,769
                                                                    --------------------
      Net cash provided by (used in) financing activities             21,068      (1,027)
                                                                    --------------------

NET INCREASE IN CASH                                                     105       5,886
Cash at beginning of period                                            6,393       1,943
                                                                    --------------------
Cash at end of period                                               $  6,498    $  7,829
                                                                    ====================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                                     $  5,240    $  5,171
                                                                    ====================
       Income taxes                                                 $  8,980    $  3,100
                                                                    ====================

In the nine months ended April 30, 2002 and 2001, the Company incurred $628 and $679, respectively, of capital lease obligations.

In connection with the acquisition of Boulder Fruit Express on November 6, 2001, the Company issued 199,436 shares of common stock with a fair value of approximately $4,250.

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2002 (UNAUDITED)

1. BASIS OF PRESENTATION

Our accompanying consolidated financial statements include the accounts of United Natural Foods, Inc. (the "Company") and our wholly owned subsidiaries. We are a distributor and retailer of natural foods and related products.

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, we entered into an interest rate swap agreement that provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing our effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS" No. 133), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

The Company recorded $0.2 million of income for the quarter ended April 30, 2002, and $2.2 million of expense for the nine months ended April 30, 2002 on its interest rate swap agreements and related option agreements, to reflect the change in fair value of the financial instruments.

3. GOODWILL AND INTANGIBLE ASSET-ADOPTION OF STATEMENT 142

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). The Company adopted SFAS No. 142 on August 1, 2001. The Company completed the required transitional goodwill impairment tests for each of its identified reporting units during the quarter ended January 31, 2002. Based on the results of these tests, there was no indication of goodwill impairment. The Company has also reassessed the useful lives and carrying values of other intangibles, and will continue to amortize these assets over their remaining useful lives. The following table details the pro forma disclosures in accordance with SFAS No.
142. As of July 31, 2001, the Company had goodwill of $30.9 million less accumulated amortization of $3.4 million. The Company recorded additional goodwill of $4.0 million during the quarter ended January 31, 2002 as a result of its acquisition of Boulder Fruit Express.

                                               Quarter Ended        Nine Months Ended
                                                  April 30,             April 30,
                                                  ---------             ---------

(In thousands, except per share data)          2002       2001        2002        2001
                                               ----       ----        ----        ----
Operating income (loss):
 Distribution segment                      $ 11,467    $ 7,708    $ 31,438    $ 21,476
 Other segment                                 (704)      (274)     (1,970)       (874)
 Eliminations                                   (40)        (4)        (15)        (10)
                                           --------    -------    --------    --------
 Total reported operating income             10,723      7,430      29,453      20,592
                                           --------    -------    --------    --------

 Add back: Distribution goodwill
  amortization                                   --        120          --         351
 Add back: Other goodwill amortization           --        106          --         297

                                           --------    -------    --------    --------
 Add back: Total goodwill amortization           --        226          --         648
                                           --------    -------    --------    --------

 Adjusted distribution operating income      11,467      7,828      31,438      21,827
 Adjusted other operating income               (704)      (168)     (1,970)       (577)
 Eliminations operating income                  (40)        (4)        (15)        (10)
                                           --------    -------    --------    --------
 Adjusted total operating income           $ 10,723    $ 7,656    $ 29,453    $ 21,240
                                           ========    =======    ========    ========

Net income:
 Reported net income                       $  5,279    $ 3,282    $ 13,095    $  9,154
 Add back: goodwill amortization, net of
  tax                                            --        136          --         389
                                           --------    -------    --------    --------
 Adjusted net income                       $  5,279    $ 3,418    $ 13,095    $  9,543
                                           ========    =======    ========    ========

Basic earnings per share:
 Reported net income                       $   0.28    $  0.18    $   0.69    $   0.50
 Goodwill amortization, net of tax               --       0.01          --        0.02
                                           --------    -------    --------    --------
 Adjusted net income                       $   0.28    $  0.19    $   0.69    $   0.52
                                           ========    =======    ========    ========

Diluted earnings per share:
 Reported net income                       $   0.27    $  0.17    $   0.68    $   0.49
 Goodwill amortization, net of tax               --       0.01          --        0.02
                                           --------    -------    --------    --------
 Adjusted net income                       $   0.27    $  0.18    $   0.68    $   0.51
                                           ========    =======    ========    ========

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                              Quarter Ended   Nine Months Ended
                                                April 30,         April 30,
                                                ---------         ---------

(In thousands)                                2002     2001     2002     2001
                                              ----     ----     ----     ----

Basic weighted average shares outstanding   19,049   18,580   18,874   18,436

Net effect of dilutive stock options
based upon the treasury stock method           444      259      430      316
                                            ------   ------   ------   ------

Diluted weighted average shares
outstanding                                 19,493   18,839   19,304   18,572
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

Following is business segment information for the periods indicated:

(In thousands)                           Distribution      Other    Eliminations  Consolidated
                                         ------------      -----    ------------  ------------
Nine Months Ended April 30, 2002
Net sales                                  $834,020      $ 48,105    $ (15,986)      $866,139
Operating income (loss)                    $ 31,438      $ (1,970)   $     (15)      $ 29,453
Depreciation and amortization              $  5,120      $    779    $      --       $  5,899
Capital expenditures                       $ 22,446      $  1,187    $      --       $ 23,633
Total assets                               $471,811      $ 37,315    $(145,829)      $363,297

Nine Months Ended April 30, 2001
Net sales                                  $717,633      $ 43,916    $ (14,449)      $747,100
Operating income (loss)                    $ 21,476      $   (874)   $     (10)      $ 20,592
Depreciation and amortization              $  4,874      $    956    $      --       $  5,830
Capital expenditures                       $ 13,233      $    933    $      --       $ 14,166
Total assets                               $419,660      $ 32,320    $(141,848)      $310,132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural foods and related products in the United States. In recent years, our sales have increased as a result of our focus on customer service, increases in commitments from existing customers, new customers, increased product selection, the expansion of our existing distribution centers, acquisitions and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region, and Albert's Organics in various markets in the United States. On November 7, 2001, our Albert's Organics division purchased the assets of privately held Boulder Fruit Express located in Louisville, Colorado. Boulder Fruit Express provides high quality organic produce and perishables to a market area that includes Colorado, New Mexico, Kansas, Nebraska, and Iowa. Boulder Fruit Express's excellent record of customer service complements our rapidly growing Denver produce division.

On January 15, 2002, we began distribution from our new 300,000 square foot Atlanta, Georgia facility, an increased capacity of approximately 50,000 square feet from our previous Atlanta, Georgia facilities. We are currently utilizing approximately 250,000 square feet and leasing the remaining 50,000 square feet. On March 10, 2002, we began distribution to our southern California, southern Nevada and Arizona customers from our new 200,000 square foot Fontana, California facility. The closer proximity of this new facility to these customers enables us to provide improved service, while reducing transportation expenses. With the addition of our Fontana, California facility, we have added over one million square feet to our distribution centers in the last five years.

Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located in the eastern United States. We believe our retail business serves as a natural complement to our distribution business as it enables us to develop new marketing programs and improve customer service. Hershey Import Co., our division located in Edison, New Jersey, is a business specializing in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across regions; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications among physical locations and regions; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities and the acquisition of additional facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our distribution facilities, including the expansion of our Auburn, California, New Oxford, Pennsylvania, Atlanta, Georgia and Albert's Los Angeles locations as well as the recent establishment of our Fontana, California facility. We plan to begin construction on the expansion of our Chesterfield, New Hampshire facility in August 2002, which will enable us to increase service to our growing market in the Northeast. Additionally, we continue to focus on expanding our presence in the Midwest and Texas markets as part of our strategic plan to operate facilities in those areas to further increase our market share. We hope to accomplish this by the end of our fiscal year 2003. We are currently in the process of relocating our Hershey Import Co. division to Edison, NJ in order to expand our shipping and receiving capacity and to consolidate inventories currently being stored in outside warehouses. While our operating margins may be affected in periods of expansion, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. As our sales continue to grow, we expect to continue expanding our existing distribution facilities, moving to larger facilities or opening new facilities as needed.

Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including debt repayments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $90.1 million, net of allowance for doubtful accounts of $6.5 million, as of April 30, 2002.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally five years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS" No. 142), "Goodwill and Other Intangible Assets". SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). We adopted SFAS No. 142 on August 1, 2001. We completed our transition goodwill impairment test during the quarter ended January 31, 2002 and there were no indicators of goodwill impairment for any of our reporting divisions. We tested each of our reporting units for an indicator of goodwill impairment by comparing the net present value of projected cash flows to the carrying value of the reporting division as of July 31, 2001. We used discount rates determined by our management to be commensurate with the level of risk in our current business model and projected cash flows for 5 to 8 years. There can be no assurance that at our annual review a material impairment charge will not be recorded. We ceased to amortize goodwill when we adopted SFAS No. 142. Net intangible assets and goodwill amounted to $31.7 million as of April 30, 2002. We had recorded approximately $0.6 million of goodwill amortization for the nine months ended April 30, 2001.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                      Quarter Ended      Nine Months Ended
                                                         April 30,           April 30,
                                                    -----------------    ----------------
                                                      2002       2001      2002      2001
                                                    -----------------    ----------------
Net sales                                            100.0%     100.0%    100.0%    100.0%
Cost of sales                                         80.6%      80.8%     80.4%     80.5%
                                                    ------     ------    ------    ------
      Gross profit                                    19.4%      19.2%     19.6%     19.5%
                                                    ------     ------    ------    ------

Operating expenses                                    15.8%      15.9%     16.1%     16.5%
Restructuring and asset impairment charges             0.0%       0.3%      0.0%      0.1%
Amortization of intangibles                            0.0%       0.1%      0.0%      0.1%
                                                    ------     ------    ------    ------
      Total operating expenses                        15.8%      16.3%     16.2%     16.7%
                                                    ------     ------    ------    ------

      Operating income                                 3.6%       2.9%      3.4%      2.8%
                                                    ------     ------    ------    ------

Other expense (income):
    Interest expense                                   0.6%       0.7%      0.6%      0.7%
    Change in fair value of financial instruments     (0.1)%      0.0%      0.3%      0.0%
    Other, net                                         0.1%       0.1%      0.0%      0.0%
                                                    ------     ------    ------    ------
      Total other expense                              0.6%       0.8%      0.9%      0.7%
                                                    ------     ------    ------    ------
      Income before income taxes                       2.9%       2.1%      2.5%      2.0%

Income taxes                                           1.2%       0.8%      1.0%      0.8%
                                                    ------     ------    ------    ------
      Net income                                       1.8%       1.3%      1.5%      1.2%
                                                    ======     ======    ======    ======

The following table presents, for the periods indicated, certain income and expense items, excluding special items, expressed as a percentage of net sales:

                                           Quarter Ended      Nine Months Ended
                                              April 30,           April 30,
                                          ----------------    ----------------
                                            2002      2001      2002      2001
                                          ----------------    ----------------
Total operating expenses                    15.6%     16.0%     16.0%     16.6%
                                          ------    ------    ------    ------

Operating income                             3.8%      3.2%      3.6%      2.9%
                                          ------    ------    ------    ------
Net income                                   1.9%      1.6%      1.8%      1.4%
                                          ======    ======    ======    ======

The following table presents, for the periods indicated, a reconciliation of income and per share items including special items to income excluding special items:

--------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended                Nine Months Ended
(In thousands, except per share data)                        April 30, 2002                April 30, 2002
                                                             --------------                --------------
                                                      Pre-tax      Net       Per     Pre-tax   Net        Per
                                                                   of      diluted             of       diluted
                                                                   tax      share              tax       share

Income                                                $ 8,798    $ 5,279    $0.27    $21,825   $13,095   $0.68

Interest rate swap agreement income                      (234)      (140)   (0.01)     2,195     1,317    0.07

Restructuring and asset impairment                         --         --       --        424       254    0.01

Relocation and startup costs (included in
operating expenses)                                       720        431     0.02      1,687     1,013    0.05

--------------------------------------------------------------------------------------------------------------
Income excluding special items                        $ 9,284    $ 5,570    $0.29    $26,131   $15,679   $0.81
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended               Nine Months Ended
(In thousands, except per share data)                      April 30, 2001                April 30, 2001
                                                           --------------                --------------
                                                        Pre-tax   Net        Per      Pre-tax    Net      Per
                                                                  of       diluted               of     diluted
                                                                  tax       share                tax     share

Income including special items                         $5,470    $3,282     $0.17    $15,257   $ 9,154   $0.49

Interest rate swap agreement expense                      394       236      0.01        394       236    0.01

Restructuring and asset impairment                        802       481      0.03        802       481    0.03

Expansion expenses (included in operating expenses)       158        95      0.00        390       234    0.01

--------------------------------------------------------------------------------------------------------------
Income excluding special items                         $6,824    $4,094     $0.22    $16,843   $10,105   $0.54
==============================================================================================================

Quarter Ended April 30, 2002 Compared To Quarter Ended April 30, 2001

Net Sales.

Our net sales increased approximately 16.2%, or $41.9 million, to $300.4 million for the quarter ended April 30, 2002 from $258.5 million for the quarter ended April 30, 2001. This increase was due primarily to increased sales to existing customers throughout all divisions and included growth percentages in the mid-twenties in both the super natural and mass market distribution channels. We also experienced market share gains by selling to a greater number of new customers. Also included in net sales was an additional full quarter of sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and a Florida retail store we opened in October 2001. Sales growth excluding the acquisition and the new store sales would have been 14.8%. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., represented approximately 19.5% and 13.5%, respectively, of net sales for the quarter ended April 30, 2002. Whole Foods Market, Inc. represented approximately 16.6% and Wild Oats Markets, Inc. represented approximately 14.8% of net sales for the quarter ended April 30, 2001. Whole Foods Market, Inc., has extended its current distribution arrangement through August 31, 2004 and our contract with Wild Oats is effective through August 2002. We believe our sales growth for the fourth quarter of fiscal 2002 will continue in the 12% to 14% range.

Gross Profit.

Our gross profit increased approximately 17.4%, or $8.6 million, to $58.3 million for the quarter ended April 30, 2002 from $49.7 million for the quarter ended April 30, 2001. Our gross profit as a percentage of net sales was 19.4% for the quarter ended April 30, 2002 compared to 19.2% for the quarter ended April 30, 2001. We expect our gross margin as a percentage of sales to be in the range of 19.2% to 19.5% for the fourth quarter of fiscal 2002.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 13.5%, or $5.6 million, to $46.9 million for the quarter ended April 30, 2002 from $41.3 million for the quarter ended April 30, 2001. As a percentage of net sales, operating expenses, excluding special charges, decreased to 15.6% for the quarter ended April 30, 2002 from 16.0% for the quarter ended April 30, 2001. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of substantially lower fuel costs, more efficient routing and successfully leveraging our fixed expenses against a higher sales base. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. We experienced significant increases in workers' compensation and commercial automobile insurance premiums. This area is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. We have reduced our operating expenses, excluding special charges, to less than 16% of sales as we continue to realize operating efficiencies and expand our sales base. We expect to incur additional special charges as we increase our warehouse capacity.

Operating expenses for the quarter ended April 30, 2002 included special charges of $0.7 million related primarily to the startup of our Fontana, California distribution facility. Operating expenses for the quarter ended April 30, 2001 included special charges of $0.2 million related to the expansion of our New Oxford, Pennsylvania distribution facility, and $0.8 million of asset impairment charges due to the removal of a mechanized pick system and goodwill associated with the closing of an unprofitable retail store. Operating expenses, including special charges, increased approximately 12.6%, or $5.3 million, to $47.6 million from $42.3 million for the quarter ended April 30, 2001. As a percentage of sales, operating expenses, including special charges, decreased to 15.8% for the quarter ended April 30, 2002 from 16.3% for the quarter ended April 30, 2001.

Operating Income.

Operating income, excluding the special charges discussed above, increased $3.0 million to $11.4 million for the quarter ended April 30, 2002 from $8.4 million for the quarter ended April 30, 2001. As a percentage of sales, operating income, excluding special charges, increased to 3.8% for the quarter ended April 30, 2002 compared to 3.2% for the quarter ended April 30, 2001. Operating income, including special charges, increased $3.3 million to $10.7 million or 3.6% of sales for the quarter ended April 30, 2002 from $7.4 million or 2.9% of sales for the quarter ended April 30, 2001.

Other Expense (Income).

Other expense in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001 was unchanged primarily due to higher interest expense offset by income related to recognition of the change in fair value of financial instruments. We recorded income of $0.2 million for the increase in fair value on our interest rate swap agreements and related option agreements resulting from favorable changes in yield curves used to determine the change in fair value of the financial instruments during the quarter. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended April 30, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $1.5 million to $5.6 million, or $0.29 per diluted share, for the quarter ended April 30, 2002, compared to $4.1 million, or $0.22 per diluted share, for the quarter ended April 30, 2001. Net income, including special charges, increased $2.0 million to $5.3 million, or $0.27 per diluted share, for the quarter ended April 30, 2002 compared to $3.3 million, or $0.17 per diluted share, for the quarter ended April 30, 2001. We expect earnings per diluted share, excluding any special items, to be $0.28 - $0.30 for the fourth quarter of fiscal 2002, and $1.09 - $1.11 for all of fiscal 2002.

Nine Months Ended April 30, 2002 compared to Nine Months Ended April 30, 2001

Net Sales.

Our net sales increased approximately 15.9%, or $119.0 million, to $866.1 million for the nine months ended April 30, 2002 from $747.1 million for the nine months ended April 30, 2001. This increase was due primarily to increased sales to existing customers throughout all divisions and distribution channels including super naturals, independents and mass market. The overall increase in net sales for the nine months ended April 30, 2001 was attributable to increased sales to existing customers, the sale of new product offerings and sales to new customers. Also included in net sales were two full quarters of sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and a Florida retail store we opened in October 2001. Sales growth excluding acquisitions and new store sales would have been 14.9%. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc. represented approximately 18.8% and 14.1%, respectively, of net sales for the nine months ended April 30, 2002 compared to approximately 16.7% and 14.7%, respectively, for the same period last year. Whole Foods Market, Inc., has extended its current distribution arrangement through August 31, 2004 and our contract with Wild Oats is effective through August 2002.

Gross Profit.

Our gross profit increased approximately 16.7%, or $24.3 million, to $169.8 million for the nine months ended April 30, 2002 from $145.5 million for the nine months ended April 30, 2001. Our gross profit as a percentage of net sales increased to 19.6% for the nine months ended April 30, 2002 from 19.5% for the same period last year.

Operating Expenses.

Our total operating expenses, excluding special items, increased approximately 11.7%, or $14.6 million, to $138.3 million for the nine months ended April 30, 2002 from $123.7 million for the nine months ended April 30, 2001. As a percentage of net sales, operating expenses, excluding special items, decreased to 16.0% for the nine months ended April 30, 2002 from 16.6% for the nine months ended April 30, 2001. Special charges are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of substantially lower fuel costs, more efficient routing and successfully leveraging our fixed expenses against a higher sales base, in spite of a significant increase in workers' compensation and commercial automobile policy insurance premiums. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees.

Operating expenses for the nine months ended April 30, 2002 included special charges of $1.4 million related to the relocation of our Atlanta, Georgia facility of which approximately $0.4 million related to asset impairment and restructuring costs and $1.0 million of other transition costs. In addition, we incurred special charges of $0.7 million related to the startup of our Fontana, California distribution facility that consisted primarily of moving and other costs. Operating expenses for the nine months ended April 30, 2001 included special charges of $0.4 million related to the expansion of our New Oxford, Pennsylvania distribution facility, and $0.8 million of asset impairment charges due to the removal of a mechanized pick system and goodwill associated with the closing of an unprofitable retail store. As a percentage of sales operating expenses, including special charges, decreased to 16.2% for the nine months ended April 30, 2002 from 16.7% for the nine months ended April 30, 2001.

Operating Income.

Operating income, excluding special charges discussed above, increased $9.8 million to $31.6 million for the nine months ended April 30, 2002 from $21.8 million for the nine months ended April 30, 2001. As a percentage of sales, operating income, excluding special charges, increased to 3.6% for the nine months ended April 30, 2002 compared to 2.9% for the nine months ended April 30, 2001. Operating income, including special charges, increased $8.9 million to $29.5 million, or 3.4% of sales, for the nine months ended April 30, 2002 from $20.6 million, or 2.8% of sales, for the nine months ended April 30, 2001.

Other Expense (Income).

The $2.3 million increase in other expense for the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001 was due primarily to a non-cash item related to the recognition of the change in fair value of financial instruments. We recorded expense of $2.2 million for the decrease in fair value of our interest rate swap agreements and related option agreements, which were the result of the change in fair value of the financial instruments. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts.

Income Taxes.

Our effective income tax rate was 40.0% for the nine months ended April 30, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $5.6 million to $15.7 million, or $0.81 per diluted share, for the nine months ended April 30, 2002, compared to $10.1 million, or $0.54 per diluted share, for the nine months ended April 30, 2001. Net income, including special items, increased $3.9 million to $13.1 million, or $0.68 per diluted share, for the nine months ended April 30, 2002, compared to $9.2 million, or $0.49 per diluted share, for the nine months ended April 30, 2001.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of April 31, 2002, our borrowing base, based on accounts receivable and inventory levels, was $143.5 million, with remaining availability of $29.7 million.

Net cash provided by operations was $2.7 million for the nine months ended April 30, 2002 and was the result of cash collected from customers net of cash paid to vendors, offset by investments in inventory. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, as well as the opening of our Fontana, California facility. Days in inventory remained unchanged at 49 days for the period ended April 30, 2002 from the period ended April 30,2001. Net cash provided by operations was $23.4 million for the nine months ended April 30, 2001 and was due to cash collected from customers net of cash paid to vendors exceeding our investments in accounts receivable and inventory. Days sales outstanding at April 30, 2002 was 30 days compared to 31 days at April 30, 2001.

Net cash used in investing activities was $23.6 million for the nine months ended April 30, 2002 and was due primarily to capital expenditures for the purchase of our new Atlanta, Georgia facility and equipment purchases for our Fontana, California facility, compared to $16.5 million for the same period last year that was due primarily to the purchase of our secondary facility in Auburn, California, the expansion of our New Oxford, Pennsylvania distribution facility and payments for the purchase of Source Organic, Inc. and Palm Harbor Natural Foods.

Net cash provided by financing activities was $21.1 million for the nine months ended April 30, 2002 due to increased borrowings on our line of credit and our equipment financing lines, offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility. Net cash used in financing activities was $1.0 million for the nine months ended April 30, 2001 due to proceeds from the exercise of stock options, mostly offset by repayment of long-term debt.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

Access to capital and the cost of that capital

As of April 30, 2002 our borrowing base, based on accounts receivable and inventory levels, was $143.5 million, with remaining availability of $29.7 million under our credit facility of $150.0 million. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant competition from a variety of sources

We operate in highly competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass-market grocery distributors. There can be no assurance that mass-market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These mass market grocery distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than us to evolving industry trends or changing market conditions. It is also possible that alliances among competitors may develop or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our top two customers, Whole Foods Market, Inc. and Wild Oats Markets, Inc., is important to the ongoing growth and profitability of our business. Whole Foods Market, Inc., has extended its current distribution arrangement through August 31, 2004 and our contract with Wild Oats is effective through August 2002. Whole Foods Market, Inc. and Wild Oats Markets, Inc. accounted for approximately 18.8% and 14.1%, respectively, of our net sales during the nine months ended April 30, 2002. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our industry is sensitive to economic downturns

The grocery industry is sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

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

Our officers and directors and the employee stock ownership trust have significant voting power

As of April 30, 2002, our executive officers and directors, and their affiliates, and the United Natural Foods Employee Stock Ownership Trust beneficially owned in the aggregate approximately 15% of our common stock. Accordingly, these stockholders, if acting together, may have the ability to impact the election of our directors and determine the outcome of corporate actions requiring stockholder approval, depending on how other stockholders may vote. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of United Natural Foods, Inc.

Union-organizing activities could cause labor relations difficulties

As of April 30, 2002, approximately 240 employees, representing approximately 8% of our approximately 2,900 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.    Description                                               Page
-----------    -----------                                               ----

99             First Amendment to Loan and Security Agreement
               with Fleet Capital Corp.                                  18-21

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

Dated: June 14, 2002