Form 10-K
period 2002-07-31
UNITED NATURAL FOODS INC
filed 2002-10-28
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended July 31, 2002

                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant was $422,817,263, based upon the closing price of the registrant's common stock on the Nasdaq National Market on October 1, 2002. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 1, was 19,106,067.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 3, 2002 are incorporated herein by reference into Part III of this report.

UNITED NATURAL FOODS, INC.

FORM 10-K

TABLE OF CONTENTS

Section                                                                     Page
Part I

Item 1.    Business                                                         3

Item 2.    Properties                                                       9

Item 3.    Legal Proceedings                                                9

Item 4.    Submission of Matters to a Vote of Security Holders              9

Part II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                              12

Item 6.    Selected Financial Data                                          13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk        24

Item 8.    Financial Statements and Supplementary Data                      25

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         43

Part III

Item 10.   Directors and Executive Officers of the Registrant               43

Item 11.   Executive Compensation                                           43

Item 12.   Security Ownership of Certain Beneficial Owners and Management   43

Item 13.   Certain Relationships and Related Transactions                   43

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                         43

           Signatures                                                       44

           Certification                                                    45

PART I.

ITEM 1. BUSINESS

We are the leading national distributor of natural and organic foods and related products in the United States. We are the primary distributor to a majority of our customers and carry more than 30,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 10,000 customers including super natural chains, independent natural products retailers, conventional supermarkets and buying clubs located across the United States and we have been the primary distributor to the two largest super natural chains, Whole Foods Market, Inc. ("Whole Foods Market") and Wild Oats, Inc., ("Wild Oats") for more than 10 years. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc., would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue from such distribution of approximately $10 million to $15 million in fiscal 2003.

In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In the fiscal year ended July 31, 2002 we generated total net sales of $1.2 billion.

Since 1985, we have completed 11 acquisitions of distributors and suppliers, including Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), and 11 acquisitions of retail stores, all of which have expanded our distribution network, product offerings and customer base. On November 6, 2001, our Albert's division purchased the assets of privately held Boulder Fruit Express, Inc. ("Boulder Fruit Express"), located in Louisville, Colorado. Boulder Fruit Express provides high quality organic produce and perishables to a market area that includes Colorado, New Mexico, Kansas, Nebraska and Iowa. Boulder Fruit Express' high level of customer service complements our rapidly growing Denver produce division. On October 11, 2002, we acquired substantially all of the assets of Blooming Prairie Cooperative Warehouse ("Blooming Prairie"), the largest volume distributor of natural foods and products in the Midwest region of the United States. Prior to our acquisition of Blooming Prairie, our distribution operations were divided into three principal units:
United Natural Foods in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc. in the Western Region, and Albert's in various markets in the United States. We have added a fourth principal unit to our distribution operations with the acquisition of Blooming Prairie. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders.

NATURAL PRODUCTS INDUSTRY

Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the June 2002 Natural Foods Merchandiser, sales revenues for all types of natural products exceeded $34 billion in 2001, an increase of 7% compared to 2000. This increase in sales of natural and organic products in retail and nonretail outlets was driven primarily by substantial growth in the following categories: (i) sales of natural foods, especially nutrition bars; (ii) food service, which includes deli and restaurant and juice bars; (iii) other beverages, which includes shelf stable and refrigerated juices, functional beverages and sports drinks, but excludes dairy, nondairy, beer, wine, coffee and tea beverages; and (iv) snack foods. The fastest growing categories in organic foods were food service, nutrition bars, snack foods, nondairy beverages and packaged grocery. Other product categories driving industry growth include the following: (i) sports supplements, which include powders, pills and sports beverages; (ii) specialty supplements, including Ayurvedic products, hormones and essential fatty acids; (iii) personal care categories, including aromatherapy; (iv) house wares; and (v) pet products. Our fastest growing product categories are frozen and refrigerated.

Organic produce also experienced strong growth in 2001 as sales totaled $2.2 billion, or 40%, of the $5.5 billion organic foods market. Among the reasons cited by the Natural Foods Merchandiser for the growth were increased consumer demand due primarily to the health benefits of fresh fruits and vegetables, increasing availability of convenience items such as bagged salads and cut vegetables, greater seasonal availability, expansion of produce departments in both conventional and natural retailers, and an increasing number of acres under certified organic production.

Historically the interest in natural and organic products has been limited to the higher end of the socioeconomic scale. However, the Natural Foods Merchandiser recently noted that the consumer's desire for healthful natural convenience foods has led to increased demand by more middle-class and lower middle-class consumers for the core organic and natural lifestyle. The U.S. economy has suffered a general economic downturn in recent fiscal years. As a result of the economic downturn, the pace of consumer spending has likewise faltered in most sectors of the economy. We believe that the recent economic downturn has thus far not affected our growth but there can be no assurance that we will not be affected by the economic downturn in the future.

COMPETITIVE ADVANTAGES

We believe we benefit from a number of significant competitive advantages including:

MARKET LEADER WITH A NATIONWIDE PRESENCE. We believe we are one of the few distributors capable of serving local and regional customers as well as the rapidly growing super natural chains. We believe we have significant advantages over smaller, regional natural products distributors as a result of our ability to: (i) expand marketing and customer service programs across regions; (ii) expand national purchasing opportunities; (iii) consolidate systems applications among physical locations and regions; (iv) integrate administrative and accounting functions; and (v) reduce geographic overlap between regions. On September 12, 2002, Quality Assurance International, Inc. ("QAI") announced that we had earned organic certification, making us the first organic food distribution network in the United States to gain certification coast-to-coast. This certification comprises all of our distribution centers, including those of our Albert's and Hershey divisions, except for our newly acquired Blooming Prairie facilities, which are preparing to undergo the certification process.

LOW-COST DISTRIBUTOR. In addition to our volume purchasing opportunities, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs. Our continuing growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to ensure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Auburn, California, New Oxford, Pennsylvania and Vernon, California. In January 2002 we began distribution from our new 310,000 square foot Atlanta, Georgia facility. We are currently utilizing approximately 240,000 square feet and leasing the remaining 70,000 square feet. The efficiencies created by consolidating our two Atlanta, Georgia facilities into one have lowered our expenses relative to sales. In March 2002 we began distribution to our southern California, southern Nevada and Arizona customers from our new 200,000 square foot distribution center in Fontana, California. The proximity of our new facility to these customers enables us to provide improved service, while reducing transportation expenses. In May 2002 we relocated our Hershey subsidiary from Rahway, New Jersey to Edison, New Jersey in order to expand our shipping and receiving capacity and to consolidate inventories currently being stored in outside warehouses. At fiscal year end the increased capacity of our distribution centers was approximately 1,000,000 square feet greater than it was five years ago. We are currently expanding our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. This will enable us to service existing and new customers, provide more product diversity and enable us to better balance products among our distribution centers in our Eastern region. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base.

CUSTOMER RELATIONSHIPS. We serve more than 10,000 customers across the United States. We have developed long-standing customer relationships, which we believe are among the strongest in the industry. We have also been the primary supplier to each of the industry's two largest super natural chains, Whole Foods Market, Inc. and Wild Oats, Inc. for more than ten years. Our distribution arrangement with Whole Foods Market, Inc. has been extended through August 31, 2004. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc. would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue from such distribution of approximately $10 million to $15 million in fiscal 2003.

EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY STAKE. Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 11 acquisitions of distributors and suppliers, including Hershey and Albert's, and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust, beneficially own in the aggregate approximately 15.6% of our Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

GROWTH STRATEGY

Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural products industry. Key elements of our strategy include:

INCREASE MARKET SHARE OF THE GROWING NATURAL PRODUCTS INDUSTRY. Our strategy is to continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002 we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders.

EXPAND CUSTOMER BASE. We have expanded our number of customers served to more than 10,000 as of July 31, 2002. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution such as traditional supermarkets, mass market outlets, institutional food service providers, buying clubs, hotels and gourmet stores.

INCREASE MARKET SHARE OF EXISTING CUSTOMERS' BUSINESS. We seek to become the primary supplier for a majority of our customers by offering the broadest product offerings in the industry at the most competitive prices. Since 1993, we have expanded our product offerings from approximately 14,000 to more than 30,000 SKUs as of July 31, 2002. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings. As a result, we believe we have become the primary distributor to the majority of our natural products customer base.

CONTINUE TO EXPAND AND PENETRATE INTO NEW REGIONS OF DISTRIBUTION. As discussed under "Competitive Advantages," we have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities. We will continue to selectively evaluate opportunities to acquire distributors to fulfill existing markets and expand into new markets. To this end on October 11, 2002 we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders.

CONTINUE TO IMPROVE EFFICIENCY OF NATIONWIDE DISTRIBUTION NETWORK. We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within the industry and within each of the regions, which have formed our foundation. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has improved our operating margin, which increased from 3.0% in fiscal 2001 to 3.6% for the fiscal year ended July 31, 2002 (excluding special items).

CONTINUE TO PROVIDE THE LEADING DISTRIBUTION SOLUTION. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and thematic flyer programs, in-store signage and assistance in product display. In September 2002, we announced a strategic alliance with Living Naturally, LLC, a leading provider of marketing promotion and electronic ordering systems to the natural products industry. We plan to provide our customers access to Living Naturally's suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which are expected to create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

PRODUCTS

Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 30,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our private label products address certain preferences of customers, which are not otherwise being met by other suppliers.

We evaluate approximately 3,000 potential new products each year based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet products shows to review the latest products which are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

SUPPLIERS

We purchase our products from approximately 2000 suppliers. The majority of our suppliers are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural products suppliers seek distribution of their products through us is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and offer many kinds of marketing programs to our customers to help aggressively sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and therefore we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc., accounted for approximately 7.5% of total purchases in fiscal 2002.

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

We maintain a comprehensive quality assurance program. All of the products we sell, which are represented as "organic," are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. We recently became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification comprises all of our distribution centers, including of our Albert's and Hershey divisions, except for our newly acquired Blooming Prairie facilities, which are preparing to undergo the certification process.

CUSTOMERS

We market our products to more than 10,000 customers across the United States. We maintain long-standing customer relationships with independent natural products retailers, including super natural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for the fiscal year ended July 31, 2002 were leading super natural chains: Whole Foods Market, Inc. (including Bread and Circus, Fresh Fields, and Bread of Life), Wild Oats, Inc. (including Henry's), Nature's Fresh! Northwest, Wild Harvest, Rainbow, Basha's, and conventional supermarket chains such as Wegman's, Stop and Shop, Shaws/Star Market, Quality Food Centers (QFC), Hannaford, Pathmark, Bilos, Lowe's and Publix. We believe that we are the primary supplier to the majority of our customers. Whole Foods Market, Inc. accounted for approximately 19% and 17% of our net sales in fiscal 2002 and 2001, respectively. Wild Oats, Inc. accounted for approximately 14% of our net sales in both fiscal 2002 and 2001. Whole Foods Market, Inc. was a member of the Blooming Prairie Cooperative Warehouse, which we recently acquired, and we expect Whole Foods Market, Inc. to represent approximately 25% of our total sales in fiscal 2003. No other customer accounted for more than 10% of our net sales in fiscal 2002. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc., would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $10 million to $15 million from such distribution in fiscal 2003.

FILL RATES

Fill rates refer to the percentage of items ordered by customers that are shipped, excluding manufacturers' out of stocks. Our average fill rate for fiscal 2002 was approximately 96%, which we believe is the highest in the industry. We believe that our high fill rates are attributable to our experienced purchasing department and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

MARKETING

We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

We offer multiple monthly flyer programs featuring the logo and address of the participating retailer imprinted on a flyer advertising approximately 200 sale items, which are sold by the retailer to its customers. The color flyers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flyer generally includes detailed information on selected suppliers, recipes, product features and a comparison of the characteristics of a natural product with a similar mass-market product. The monthly flyer programs are structured to pass through to the retailer the benefit of company negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions. In addition, in order to maximize our national leverage and to utilize our rich internal marketing resources to best effect, we have increased the number of national marketing programs we offer, with favorable results for our suppliers, our customers and ourselves.

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

DISTRIBUTION

We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors because our national presence allows us to buy full and partial truckloads of products. Whenever necessary, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Many of our competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. Additionally, we can redistribute overstocks and inventory imbalances at one distribution center to another distribution center to ensure products are sold prior to their expiration date.

Products are delivered to our distribution centers primarily by our leased fleet of trucks, contract carriers and the suppliers themselves. We lease our trucks from national leasing companies such as Ryder Truck Leasing and Penske Truck Leasing, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. Other trucks are leased from regional firms that offer competitive services.

We ship certain orders for supplements or for items that are destined for areas outside regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

TECHNOLOGY

We have made a significant investment in information and warehouse management systems. We continually evaluate and upgrade our management information systems based on the best practices in the distribution industry and at our regional operations in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse workers attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

RETAIL OPERATIONS

Our Natural Retail Group ("NRG") currently owns and operates 12 natural product retail stores located in Florida, Maryland and Massachusetts. Our retail operations are classified in the Other category for segment reporting purposes. Our retail strategy is to: (i) selectively acquire existing stores that meet our strict criteria in categories such as sales and profitability, growth potential, merchandising and management and (ii) open new stores in areas with favorable competitive climates and growth potential. Generally, we will not purchase or open new stores that directly compete with primary retail customers of our distribution business. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within NRG and the breadth of their product selection. We opened our twelfth store, SunSplash Market in Port Charlotte, Florida, during the first quarter of fiscal year 2002.

Acting as a distributor to our retail stores is an advantageous position for us and includes the ability to: (i) control the purchases made by these stores:
(ii) expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and (iii) keep current with the retail marketplace which enables us to better serve our distribution customers. Additionally, as the primary natural products distributor to our retail locations, we expect to realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We are able to test new marketing and promotional programs within our stores prior to offering them to a broader customer base.

COMPETITION

The natural products distribution industry is highly competitive and has been characterized in recent years by significant consolidation and the emergence of large competitors. Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.), and our major regional competitor is Nature's Best, Inc. in the Western United States. On October 11, 2002 we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest United States. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders. We also compete with numerous smaller regional and local distributors of ethnic, Kosher, gourmet and other specialty foods. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities.

We believe that distributors in the natural products industry primarily compete on product quality and depth of inventory selection, price and quality of customer service and that we currently compete effectively with respect to each of these factors. Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location.

EMPLOYEES

As of July 31, 2002, we had approximately 3,000 full and part-time employees. An aggregate of approximately 235 of the employees at our Auburn, Washington, and Edison, New Jersey facilities are covered by a collective bargaining agreement. These agreements expire in June of 2005 and February of 2003 respectively. We have never experienced a work stoppage by our unionized employees and we believe that our employee relations are good. On October 11, 2002 we acquired substantially all the assets of Blooming Prairie, adding approximately 280 employees. Approximately 100 of these employees are covered by a collective bargaining agreement. This agreement expires in June of 2003. The predecessor company has never experienced a work stoppage by its unionized employees.

ITEM 2. PROPERTIES

We maintained twelve distribution centers at fiscal year end. These facilities consisted of an aggregate of approximately 1.9 million square feet of space, the largest capacity of any distributor in the natural products industry. We are currently expanding our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. On October 11, 2002, we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities increased our capacity by approximately 238,000 square feet and provides us with an immediate physical base and growth platform to broaden our presence in the fast-growing Midwest market. Our total distribution space will be approximately 2.3 million square feet upon completion of the expansion of our Chesterfield, New Hampshire facility.

Set forth below for each of our distribution facilities is its location, its current size (in square feet) and the date when our lease will expire for those distribution facilities that we do not own.

LOCATION                                    SIZE          LEASE EXPIRATION
                                       (Square feet)
Atlanta, Georgia                           310,000         Owned
Auburn, California                         150,000         Owned
Auburn, California                         100,000         Owned
Auburn, Washington                         204,800         March 2009
Bridgeport, New Jersey                      35,700         Owned
Chesterfield, New Hampshire (1)            117,000         Owned
Dayville, Connecticut                      245,000         Owned
Denver, Colorado                           180,800         July 2013
Fontana, California                        200,000         November 2011
Iowa City, Iowa                            134,600         Owned
Kealeakua, Hawaii                           16,300         December 2006
Mounds View, Minnesota                     104,000         May 2007
Vernon, California                          34,500         Owned
New Oxford, Pennsylvania                   250,000         Owned
Winterhaven, Florida                        10,600         September 2003
--------------------------------------------------
Total                                    2,093,300

(1) We expect to complete the expansion of this facility to 289,000 square feet during the summer of 2003.

We also rent facilities to operate twelve retail stores along the east coast with various lease expiration dates and a 107,000 square foot processing and manufacturing facility in Edison, New Jersey with lease expiration date of March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2002.

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS OF THE REGISTRANT

The executive officers, key employees and directors of the Company and their ages as of October 18, 2002 are listed below:

NAME                             AGE   POSITION

Thomas B. Simone (1) (2) (3)     60    Chair of the Board, Chair of the
                                       Nominating and Governance Committee
Michael S. Funk                  48    Chief Executive Officer and Vice Chair of
                                       the Board
Steven H. Townsend               49    President and Director
Todd E. Weintraub                39    Vice President, Chief Financial Officer
                                       and Treasurer
Kevin T. Michel                  45    President of Western Region, Assistant
                                       Secretary and Director
Richard Antonelli                45    President of Eastern Region
Daniel V. Atwood                 44    Senior Vice President and Secretary
Gordon D. Barker (1) (2) (3)     56    Director and Chair of the Compensation
                                       Committee
Joseph M. Cianciolo (1) (2) (3)  63    Director and Chair of the Audit Committee
Gail A. Graham                   51    Director
James P. Heffernan (1) (2) (3)   56    Director

(1) Member of the Audit Committee.
(2) Member of the Nominating and Governance Committee.
(3) Member of the Compensation Committee.

Thomas B. Simone has served as the Chair of the Board of Directors since December 1999 and as a member of the Board of Directors since October 1996. Mr. Simone is the Chair of the Nominating and Governance Committee and is a member of the Audit Committee and the Compensation Committee. Mr. Simone has served as President and Chief Executive Officer of Simone & Associates, a healthcare and natural products investment and consulting company, since April 1994. Mr. Simone also serves on the Board of Directors of ECO-DENT International, Inc. and Spectrum Organic Products, Inc.

Michael S. Funk has served as Vice Chair of the Board of Directors since February 1996 and as a member of the Board of Directors since February 1996. Mr. Funk has served as our Chief Executive Officer since December 1999. Mr. Funk served as our President from October 1996 to December 1999 and as our Executive Vice President from February 1996 until October 1996. Since its inception in July 1976 until April 2001, Mr. Funk served as President of Mountain People's Warehouse.

Steven H. Townsend has served as a member of the Board of Directors since December 2000, as our President since April 2001, and as President of our Eastern Region from January 2000 to October 2002. Mr. Townsend served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October 1996, as its Vice President of Finance and Administration from July 1983 until May 1995, and as its Chief Financial Officer from June 1995 until December 1997. Mr. Townsend was self-employed as a real estate developer from January 1998 to November 1999.

Todd E. Weintraub has served as our Vice President, Treasurer and Chief Financial Officer since April 2001. Mr. Weintraub served as our Corporate Controller from July 2000 until April 2001. From December 1997 until July 2000, Mr. Weintraub served as our Manager of Financial Reporting. From June 1995 until December 1997, Mr. Weintraub served in certain financial reporting positions at State Street Corporation and Allmerica Financial Corporation. Mr. Weintraub met all requirements as a Certified Public Accountant and was also employed by KPMG LLP from January 1990 until February 1994.

Kevin T. Michel has served as a member of the Board of Directors since February 1996 and as President of our Western Region since April 2001. Mr. Michel served as our Chief Financial Officer and Treasurer from December 1999 until April 2001, as our interim Chief Financial Officer and Treasurer from August 1999 until November 1999, as Executive Vice President of our Western Region from April 1999 until July 1999 and as President of our Central Region from January 1998 until March 1999. Mr. Michel served as Chief Financial Officer of Mountain People's Warehouse from January 1995 until December 1997.

Richard Antonelli has served as President of our Eastern Region since September 2002. Mr. Antonelli served as president of Fairfield Farm Kitchens, a Massachusetts-based custom food manufacturer from August of 2001 until August of 2002. Mr. Antonelli served as Director of Sales for United Natural Foods, and its predecessor company, from 1985 through July 2001.

Daniel V. Atwood has served as our Senior Vice President since October 2002. He served as our National Vice President of Marketing from April 2001 to October 2002 and as our Vice President and Secretary since January 1998. Mr. Atwood served on the Board of Directors of our predecessor company, Cornucopia Natural Foods from August 1988 to October 1996 and served on our Board of Directors from November 1996 to December 1997. Mr. Atwood served as President of our Natural Retail Group from August 1995 until March 2001.

Gordon D. Barker has served as a member of the Board of Directors since September 1999. Mr. Barker serves as the Chair of the Compensation Committee and as a member of the Audit Committee and the Nominating and Governance Committee. Mr. Barker has served as Chief Executive Officer of Snyder's Drug Stores, Inc. since October 1999. Mr. Barker was the principal of Barker Enterprises, an investment and consultant firm from January 1997 until September 1999. From March 1968 to December 1996, Mr. Barker was employed at PayLess Drug Stores, Inc. (subsequently renamed ThriftyPayLess Drug Stores, Inc.), where he rose from Pharmacist, through several levels of management and ultimately became Chief Executive Officer and President. Mr. Barker also serves on the following Boards of Directors: Gart Sports Company, NuMedics Inc., and Advanced Cosmetic Treatments, LLC.

Joseph M. Cianciolo has served as a member of the Board of Directors since September 1999. Mr. Cianciolo serves as Chair of the Audit Committee and as a member of the Compensation Committee and the Nominating and Governance Committee. Mr. Cianciolo served as the Managing Partner of KPMG LLP, Providence, Rhode Island Office, from June 1990 until June 1999. Mr. Cianciolo also serves on the Board of Directors of Speidel, Inc., and the Board of Trustees of Providence College and is Trustee and Treasurer of the Board of Rhode Island Hospital. Mr. Cianciolo also serves on the Board of Directors of the Rhode Island Airport Corporation, a non-public corporation.

Gail A. Graham has served as a member of the Board of Directors since October 2002. Ms. Graham has served as the General Manager of Mississippi Market Natural Foods Cooperative, a consumer owned and controlled cooperative in St. Paul, Minnesota since October 1999. From August 1986 until October 1999, Ms. Graham served as General Manager of Seward Co-op Grocery & Deli, one of the oldest community-owned natural food stores in Minneapolis, Minnesota. Ms. Graham served as Vice Chair of the Board of Directors of Blooming Prairie Cooperative Warehouse from November 1994 to October 1998 and November 2000 to October 2002. Ms. Graham was the Chair of the Board of Directors of Blooming Prairie Cooperative Warehouse from November 1998 until October 2000. Ms. Graham resigned from the Board of Directors of Blooming Prairie Cooperative Warehouse in October 2002, concurrent with her appointment to the Company's Board of Directors.

James P. Heffernan has served as a member of the Board of Directors since March 2000. Mr. Heffernan serves as a member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Mr. Heffernan has served as a Trustee for the New York Racing Association since November 1998. Mr. Heffernan served as a member of the Board of Directors and Chair of the Finance Committee of Columbia Gas System, Inc. from January 1993 until November 2000.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol "UNFI." Our Common Stock began trading on the Nasdaq National Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of our Common Stock on the Nasdaq National Market:

       Fiscal 2001                 High         Low
       -----------                 ----         ---
       First Quarter              $15.250      $ 9.563
       Second Quarter              20.375       11.375
       Third Quarter               19.500       10.875
       Fourth Quarter              23.200       13.940

       Fiscal 2002                 High         Low
       -----------                 ----         ---
       First Quarter              $24.110      $15.640
       Second Quarter              25.250       20.210
       Third Quarter               26.380       21.340
       Fourth Quarter              24.129       14.250

       Fiscal 2003
       -----------
       First Quarter through
       October 24, 2002           $24.670      $17.840

On July 31, 2002 we had 81 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the caption Consolidated Statement of Operations Data with respect to the fiscal years ended July 31, 1998, 1999, 2000, 2001 and 2002, and under the caption Consolidated Balance Sheet Data at July 31, 1998, 1999, 2000, 2001 and 2002, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data

(In thousands, except per share data)             1998        1999        2000         2001         2002
                                                  ----        ----        ----         ----         ----
Statement of Operations Data:

Net sales                                        $728,910    $856,998    $908,688    $1,016,834   $1,175,393
Cost of sales                                     578,575     680,301     734,673       818,040      944,777

Gross profit                                      150,335     176,697     174,015       198,794      230,616
Operating expenses                                116,042     144,937     166,673       167,325      190,047
Merger, restructuring and asset impairment
expenses                                            4,064       3,869       2,420           801          424
Amortization of intangibles                         1,185       1,075       1,070         1,036          180

Total operating expenses                          121,291     149,881     170,163       169,162      190,651

Operating Income                                   29,044      26,816       3,852        29,632       39,965
Other expense (income):
Interest expense                                    5,157       5,700       6,412         6,939        7,233
Other, net                                           (778)     (2,477)       (527)          429        4,050
Total other expense                                 4,379       3,223       5,885         7,368       11,283

Income (loss) before income taxes                  24,665      23,593      (2,033)       22,264       28,682
Income taxes (benefit)                             11,580      10,126        (802)        8,906       11,473
Net income (loss)                                $ 13,085    $ 13,467    $ (1,231)     $ 13,358     $ 17,209

Per share data (Basic):

Net income (loss)                                  $ 0.75      $ 0.74     $ (0.07)       $ 0.72       $ 0.91

Weighted average basic shares of common stock      17,467      18,196      18,264        18,482       18,933

Per share data (Diluted):

Net income (loss) per share                        $ 0.74      $ 0.73     $ (0.07)       $ 0.71       $ 0.89

Weighted average diluted shares of common
stock                                              17,798      18,537      18,264        18,818       19,334


Consolidated Balance Sheet Data: (In thousands)  1998        1999        2000          2001         2002
                                                 ----        ----        ----          ----         ----
Working capital                                  $ 65,568    $ 73,825    $ 65,812      $ 53,351     $ 51,697
Total assets                                      212,242     237,901     270,234       300,444      354,457
Total long term debt and capital leases            25,845      25,791      28,529         9,289        8,672
Total stockholders' equity                        104,386     118,581     117,954       135,943      160,387

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into four principal units: United Natural Foods in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods in the Western Region, Blooming Prairie (since October 11, 2002) and Albert's in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural products retail stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, our Hershey subsidiary is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the four regions; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications among physical locations and regions; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities located in Auburn, California, New Oxford, Pennsylvania and Los Angeles, California. In January 2002 we began distribution from our new 310,000 square foot Atlanta, Georgia facility. We are currently utilizing approximately 240,000 square feet and leasing out the remaining 70,000 square feet. The efficiencies created by consolidating our two Atlanta, Georgia, facilities into one have lowered our expenses relative to sales. In March 2002 we began distribution to our southern California, southern Nevada and Arizona customers from our new 200,000 square foot distribution center in Fontana, California. The proximity of our new facility to these customers enables us to provide improved service, while reducing transportation expenses. In May 2002 we relocated our Hershey subsidiary from Rahway, New Jersey to Edison, New Jersey in order to expand our shipping and receiving capacity and to consolidate inventories currently being stored in outside warehouses. At fiscal year end the increased capacity of our distribution centers was approximately 1,000,000 square feet greater than it was five years ago.

We recently began expansion of our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. This will enable us to service existing and new customers, provide more product diversity, and enable us to better balance products among our distribution centers in our Eastern Region. While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002 we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders.

 Our net sales consist primarily of sales of natural products to retailers adjusted for customer volume discounts, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses. Our operating margin increased from 2.5% in fiscal 1994 to 3.6% for the fiscal year ended July 31, 2002 (excluding special items).

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of accounts receivable valuation and the valuation of goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $84.3 million, net of allowance for doubtful accounts of $5.8 million, and $81.6 million, net of allowance for doubtful accounts of $4.5 million, as of July 31, 2002 and 2001, respectively. Our notes receivable balance was $1.5 million, net of allowance for doubtful accounts of $0.2 million, and $1.7 million, net of allowance for doubtful accounts of $0.5 million, as of July 31, 2002 and 2001, respectively.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally five years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS" No. 142), "Goodwill and Other Intangible Assets". SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). We adopted SFAS No. 142 on August 1, 2001. We completed our transition goodwill impairment test during the quarter ended January 31, 2002 and there were no indicators of goodwill impairment for any of our reporting units. We tested each of our reporting units for an indicator of goodwill impairment by comparing the net present value of projected cash flows to the carrying value of the reporting unit as of July 31, 2001. We used discount rates determined by our management to be commensurate with the level of risk in our current business model and projected cash flows for 5 to 8 years. We completed a second goodwill impairment test during the quarter ended July 31, 2002 and there were no indicators of goodwill impairment for any of our reporting divisions. There can be no assurance that at our next annual review a material impairment charge will not be recorded. We ceased to amortize goodwill when we adopted SFAS No. 142. Net intangible assets and goodwill amounted to $31.7 million as of July 31, 2002. We recorded additional goodwill of $3.9 million during the year ended July 31, 2002 as a result of our acquisition of Boulder Fruit Express. We had recorded approximately $0.9 million of goodwill amortization for the year ended July 31, 2001. We expect to record additional goodwill and intangible assets, in the first quarter of fiscal 2003, relating to our Blooming Prairie acquisition, of approximately $15.0 million.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                        Year Ended July 31,
                                            U.S. GAAP basis           Excluding Special Items
                                       -------------------------     -------------------------
                                        2002      2001      2000      2002      2001      2000
                                       -------------------------     -------------------------
Net sales                              100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales                           80.4%     80.4%     80.8%     80.4%     80.4%     80.8%
                                       -------------------------     -------------------------
     Gross profit                       19.6%     19.6%     19.2%     19.6%     19.6%     19.2%
                                       -------------------------     -------------------------

Operating expenses                      16.2%     16.5%     18.3%     16.0%     16.4%     18.0%
Merger, restructuring and asset
  impairment expenses                    0.0%      0.1%      0.3%      0.0%      0.0%      0.0%
Amortization of intangibles              0.0%      0.1%      0.1%      0.0%      0.1%      0.1%
                                       -------------------------     -------------------------
     Total operating expenses           16.2%     16.6%     18.7%     16.0%     16.5%     18.1%
                                       -------------------------     -------------------------

     Operating income                    3.4%      2.9%      0.4%      3.6%      3.0%      1.1%
                                       -------------------------     -------------------------

Other expense (income):
  Interest expense                       0.6%      0.7%      0.7%      0.6%      0.7%      0.7%
  Change in value of financial
    instruments                          0.4%      0.1%      0.0%      0.0%      0.0%      0.0%
  Other, net                             0.0%     -0.1%     -0.1%      0.0%     -0.1%     -0.1%
                                       -------------------------     -------------------------
  Total other expense                    1.0%      0.7%      0.6%      0.6%      0.6%      0.6%
                                       -------------------------     -------------------------

  Income (loss) before income taxes      2.4%      2.2%     -0.2%      3.0%      2.4%      0.5%

Income taxes (benefit)                   1.0%      0.9%     -0.1%      1.2%      0.9%      0.2%
                                       -------------------------     -------------------------

     Net income (loss)                   1.5%      1.3%     -0.1%      1.8%      1.5%      0.3%
                                       =========================     =========================

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

Net Sales.

Our net sales increased approximately 15.6%, or $158.6 million, to $1.18 billion for the year ended July 31, 2002 from $1.02 billion for the year ended July 31, 2001. The increase was primarily due to growth in the supernatural and mass market distribution channels of approximately 25% and 19%, respectively. Also included in net sales for fiscal 2002 were sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and sales for a Florida retail store we opened in October 2001. Sales growth excluding the acquisition and the new store sales would have been 14.4%. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats, Inc. represented approximately 19% and 14%, respectively, of net sales for the year ended July 31, 2002. Whole Foods Market, Inc. represented approximately 17% and Wild Oats, Inc. represented approximately 14% of net sales for the year ended July 31, 2001. Whole Foods Market, Inc. agreed to extend our current distribution arrangement through August 31, 2004. In addition, Whole Foods Market, Inc. is a member of Blooming Prairie Cooperative Warehouse, which we recently acquired, and we expect Whole Foods Market, Inc. to represent approximately 25% of our total sales in fiscal 2003. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc. would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $10 million to $15 million in fiscal 2003.

Gross Profit.

Our gross profit increased approximately 16.0%, or $31.8 million, to $230.6 million for the year ended July 31, 2002 from $198.8 million for the year ended July 31, 2001. Our gross profit as a percentage of net sales was 19.6% for the years ended July 31, 2002 and July 31, 2001. We expect our gross margin as a percentage of sales to be in the range of 20.0% to 20.5% for the fiscal year 2003 as our business with Wild Oats, Inc., a low gross margin customer, declines because we will be a secondary, rather than a primary, distributor to them.

Operating Expenses.

Our total operating expenses, excluding special items, increased approximately 12.1%, or $20.3 million, to $188.3 million for the year ended July 31, 2002 from $168.0 million for the year ended July 31, 2001. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.0% for the year ended July 31, 2002 from 16.5% for the year ended July 31, 2001. Special items are discussed in the following paragraph. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of more efficient routing and successfully leveraging our fixed expenses against a higher sales base. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. We experienced significant increases in workers' compensation and commercial automobile insurance premiums. The insurance premium market is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. We have reduced our operating expenses, excluding special charges, to 16% of sales by continuing to realize operating efficiencies and expanding our sales base. We expect operating expenses as a percentage of sales to be in the mid-16% range for the fiscal year 2003 due to absorption of fixed costs over a lower sales base as our Wild Oats, Inc. business is reduced. We expect to incur additional special charges as we increase our warehouse capacity.

Special Items.

Special items for the year ended July 31, 2002 included a non-cash charge related to the change in fair value of financial instruments (interest rate swaps and related option agreements), relocation, asset impairment and redundant rent expense related to moving our Atlanta, Georgia distribution facility, incremental costs such as labor, utilities and rent related to the startup of our southern California distribution facility and labor, utilities, rent and severance related to relocating Hershey Import. Special items for the year ended July 31, 2001 consisted of a non-cash charge related to the change in financial instruments, costs related to the expansion of our New Oxford, Pennsylvania distribution facility and asset impairment charges, primarily goodwill, associated with closing an unprofitable retail store. Operating expenses, including special items, increased approximately 12.7%, or $21.5 million, to $190.7 million from $169.2 million for the year ended July 31, 2001. As a percentage of sales, operating expenses, including special items, decreased to 16.2% for the year ended July 31, 2002 from 16.6% for the year ended July 31, 2001.

Operating Income.

Operating income, excluding the special items, increased $11.5 million to $42.4 million for the year ended July 31, 2002 from $30.8 million for the year ended July 31, 2001. As a percentage of sales, operating income, excluding special items, increased to 3.6% for the year ended July 31, 2002 compared to 3.0% for the year ended July 31, 2001. Operating income, including special items, increased $10.3 million to $40.0 million or 3.4% of sales for the year ended July 31, 2002 from $29.6 million or 2.9% of sales for the year ended July 31, 2001.

Other (Income)/Expense.

Other expense, excluding the change in fair value of financial instruments, increased $0.9 million to $7.0 million for the year ended July 31, 2002 from $6.1 million for the year ended July 31, 2001. This increase was primarily due to higher interest expense caused by a higher borrowing base, partially offset by lower interest rates. Other expense, including the change in fair value of financial instruments, increased $3.9 million to $11.3 million for the year ended July 31, 2002 from $7.4 million for the year ended July 31, 2001. This increase was primarily due to the decrease in fair value on our interest rate swap agreements and related option agreements resulting from unfavorable changes in yield curves used to determine the change in fair value. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero.

Income Taxes.

Our effective income tax rate was 40.0% for the years ended July 31, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $6.4 million to $21.2 million, or $1.10 per diluted share, for the year ended July 31, 2002, compared to $14.8 million, or $0.79 per diluted share, for the year ended July 31, 2001. Net income, including special items, increased $3.9 million to $17.2 million, or $0.89 per diluted share, for the year ended July 31, 2002 compared to $13.4 million, or $0.71 per diluted share, for the year ended July 31, 2001. We expect earnings per diluted share, excluding any special items, in the range of $1.18 - $1.20 for all of fiscal 2003 and in the $0.26 - $0.28 range for the quarter ended October 31, 2002.

The following table details the amounts and effects of the special items discussed on the preceding page:

--------------------------------------------------------------------------------
Year Ended July 31, 2002                     Pretax                Per diluted
(In thousands, except per share data)        Income    Net of Tax    share
                                             ------    ----------    -----

Income, excluding special items:             $35,409    $21,245      $1.10

Less: Special Items
Change in value of financial instruments       4,331      2,599       0.13
Relocation and startup costs (included
in operating expenses)                         1,972      1,183       0.06
Asset impairment charges                         424        254       0.01
--------------------------------------------------------------------------------
U.S. GAAP Income, including special
items:                                       $28,682    $17,209      $0.89
================================================================================


-------------------------------------------------------------------------------
Year Ended July 31, 2001                     Pretax                Per diluted
(In thousands, except per share data)        Income    Net of Tax    share
                                             ------    ----------    -----

Income, excluding special items:             $24,746    $14,848      $0.79

Less: Special Items
Change in value of financial instruments       1,290        774       0.04
Expansion costs (operating expenses)             391        235       0.01
Restructuring and asset impairment
charges                                          801        481       0.03
--------------------------------------------------------------------------------
U.S. GAAP Income, including special
items:                                       $22,264    $13,358      $0.71
================================================================================

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

Net Sales.

Our net sales increased approximately 11.9%, or $108.1 million, to $1.0 billion for the year ended July 31, 2001 from $908.7 million for the year ended July 31, 2000. This increase was primarily due to increased sales throughout all divisions and distribution channels including super naturals, independents and mass market. We also experienced market share gains during fiscal year 2001 by selling to a greater number of new customers. Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats, Inc. represented approximately 17% and 14%, respectively, of net sales for the year ended July 31, 2001. Whole Foods Market, Inc. represented approximately 16% and Wild Oats, Inc. represented approximately 13%, of net sales for the year ended July 31, 2000.
Gross Profit.

Gross profit increased approximately 14.2%, or $24.8 million, to $198.8 million for the year ended July 31, 2001 from $174.0 million for the year ended July 31, 2000. Gross profit as a percentage of net sales increased to 19.6% for the year ended July 31, 2001 from 19.2% for the year ended July 31, 2000. The increase in gross profit resulted primarily from our recovery in our Eastern Region as customer returns and allowances, inventory shrink, pricing errors and inbound transportation costs decreased significantly. This increase was partially offset by inventory loss at an outside storage location, as well as reduced margins in our Albert's division. Additionally, the gain in our gross profit was further offset by a change in our channel mix as the percentage of our sales to super naturals, which are at lower gross margins, increased.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 1.9%, or $3.2 million, to $168.0 million for the year ended July 31, 2001 from $164.8 million for the year ended July 31, 2000. As a percentage of net sales, operating expenses, excluding special charges, decreased to 16.5% for the year ended July 31, 2001 from 18.1% for the year ended July 31, 2000. The reduction in operating expenses as a percentage of net sales was due primarily to increased labor productivity in our distribution centers, increased efficiencies in our transportation departments as a result of better routing and successfully leveraging our fixed expenses against a higher sales base. The improved labor productivity was due primarily to a more favorable labor market nationwide and higher retention rate of experienced warehouse employees. The improved transportation routing resulted in fewer miles traveled by our fleet, and corresponding reductions in expenses.

Operating expenses for the year ended July 31, 2001 included special charges of $0.8 million related to the expansion of our New Oxford, Pennsylvania distribution facility, and $0.4 million of asset impairment charges, primarily goodwill, associated with the closing of an unprofitable retail store. Our operating expenses for the year ended July 31, 2000 were impacted by several special charges. These charges included approximately $3.0 million of executive severance costs and the write-off of current assets in the Eastern Region and Chicago and approximately $2.4 million of restructuring and asset impairment charges related to the write-off of certain Eastern Region fixed assets and the closing of our Chicago facility. Operating expenses, including special charges, decreased approximately 0.6% or $1.1 million, to $169.1 million for the year ended July 31, 2001 from $170.2 million for the year ended July 31, 2000. As a percentage of sales, operating expenses, including special charges, decreased to 16.6% for the year ended July 31, 2001 from 18.7% for the twelve months ended July 31, 2000.

Operating Income.

Operating income, excluding the special charges discussed above, increased $21.1 million to $30.8 million for the year ended July 31, 2001 compared to $9.7 million for the year ended July 31, 2000. As a percentage of sales, operating income, excluding special charges, increased to 3.0% for the year ended July 31, 2001 compared to 1.1% for the year ended July 31, 2000. Operating income, including special charges, increased $25.8 million to $29.6 million for the year ended July 31, 2001 compared to $3.9 million for the comparable prior period.

Other (Income)/Expense.

The $1.5 million increase in other expense for the year ended July 31, 2001 compared to the year ended July 31, 2000 was attributable to slightly higher debt levels and non-cash expense related to an interest rate swap that were partially offset by lower interest rates. Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" requires recognition in the financial statements of the change in fair value during the year of certain interest rate protection contracts and other derivatives. We recorded FAS 133 expense of $1.3 million on our interest rate swap agreement resulting from the significant decline in interest rates during the year. We will continue to recognize this income or expense for the duration of the swap contract until either October 2003 or 2005, depending on whether the contract is extended. We entered into a second interest rate swap agreement effective August 2001, with a termination date of either August 2005 or August 2007. Whether we recognize income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contract. Upon expiration of the swap contract, the cumulative earnings impact will be zero.

Income Taxes.

Our effective income tax rates (benefit) were 40% and (39.5%) for the years ended July 31, 2001 and 2000, respectively. The effective rates for 2001 and 2000 were higher than the federal statutory rate primarily due to state and local income taxes.

Net (Loss) Income.

As a result, net income was $13.4 million for the year ended July 31, 2001, compared to a net loss of ($1.2) million in the year ended July 31, 2000, an increase of $14.6 million. Excluding the $1.3 million SFAS No. 133 expense ($0.8 million, net of tax), the $0.8 million special charge related to the expansion of our New Oxford distribution center ($0.5 million, net of tax), and $0.4 million of asset impairment related primarily to the closing of an unprofitable retail store ($0.2 million, net of tax) in fiscal 2001 and $3.0 million in other special charges ($1.8 million, net of tax) and $2.4 million in restructuring costs ($1.4 million net of tax) in fiscal 2000, net income would have been $14.8 million and $2.0 million in 2001 and 2000 respectively, resulting in an increase of approximately $12.6 million for the year ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50%, maturing on June 30, 2005. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of July 31, 2002, our borrowing base, based on accounts receivable and inventory levels, was $113.0 million with remaining availability of $19.7 million. As of October 11, 2002, the date of acquisition of Blooming Prairie, our borrowing base was $136.5 million with an availability of $22.4 million and included availability from the Blooming Prairie acquisition of approximately $10.8 million.

Net cash provided by operations was $11.0 million for the year ended July 31, 2002 and was the result of cash collected from customers net of cash paid to vendors, partially offset by investments in inventory. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, as well as the opening of our Fontana, California facility. Days in inventory decreased to 48 days at July 31, 2002 from 49 days at July 31, 2001. Days sales outstanding at July 31, 2002 was 28 days compared to 29 days at July 31, 2001. Net cash provided by operations was $22.0 million for the year ended July 31, 2001 and was due to cash collected from customers, net of cash paid to vendors, exceeding our investments in accounts receivable and inventory. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc., would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $10 million to $15 million in fiscal 2003. Working capital at July 31, 2002 was $51.7 million.

Net cash used in investing activities was $27.8 million for the year ended July 31, 2002 and was due primarily to capital expenditures for the purchase of our new Atlanta, Georgia facility and equipment purchases for our Fontana, California facility, compared to $18.2 million for the same period last year that was due primarily to the purchase of our secondary facility in Auburn, California, the expansion of our New Oxford, Pennsylvania distribution facility and payments for the purchase of Palm Harbor Natural Foods.

Net cash provided by financing activities was $21.5 million for the year ended July 31, 2002 due to increased borrowings on our line of credit and our equipment financing lines, offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility. Net cash provided by financing activities was $0.7 million for the year ended July 31, 2001 due to proceeds from the exercise of stock options, mostly offset by repayment of long-term debt.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. LIBOR was 1.81% as of July 31, 2002. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In April 2002, the Financial Accounting Standards Board issued SFAS No 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The provisions related to the rescission of Statement 4 shall be applied in financial years beginning after May 15, 2002. The provisions of the Statement related to Statement 13 were effective for transactions occurring after May 15, 2002. All other provisions of Statement 145 were effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

      the optimization of delivery routes,

      coordination of administrative, distribution and finance functions,

      the integration of management information systems and personnel and maintaining customer base.

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining companies has and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. We may also lose key employees of the acquired company. There can be no assurance that we will realize any of the anticipated benefits of mergers.

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

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than United Natural Foods to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customer

Our current distribution arrangement with our top customer, Whole Foods Market, Inc., is effective through August 31, 2004. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc., would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $10 million to $15 million from such distribution in fiscal 2003. Whole Foods Market, Inc. and Wild Oats, Inc. accounted for approximately 19% and 14%, respectively, of our net sales during the fiscal year ended July 31, 2002. On October 11, 2002 we acquired substantially all of the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. Whole Foods Market, Inc. is a member of Blooming Prairie and we expect Whole Foods Market, Inc. to represent approximately 25% of our total sales in fiscal 2003. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, Inc. could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our operations are sensitive to economic downturns

The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

      difficulties with the collectibility of accounts receivable,

      difficulties with inventory control,

      competitive pricing pressures, and

      unexpected increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven Townsend, President, Todd Weintraub, Chief Financial Officer, Kevin T. Michel, President of our Western Region, Dan Atwood, Senior Vice President and Secretary, Rick Antonelli, Eastern Region President and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

      changes in our operating expenses,

      management's ability to execute our business and growth strategies,

      personnel changes,

      demand for natural products,

      supply shortages,

      general economic conditions,

      changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues,

      fluctuation of natural product prices due to competitive pressures,

      lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise,

      volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

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

      The U.S. Department of Transportation and the U.S. Federal Highway Administration regulate our trucking operations.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

As of July 31, 2002, approximately 235 employees, representing approximately 8% of our approximately 3,000 employees, were union members. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations. On October 11, 2002 we acquired substantially all the assets of Blooming Prairie, adding approximately 280 employees. Approximately 100 of these employees are covered by a collective bargaining agreement. This agreement expires in June of 2003.

Our financial condition could be diminished based on access to capital and the cost of that capital

In September 2001 we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.5% maturing on June 30, 2005. The proceeds were used to refinance our existing credit facility, several fixed term mortgage loans, and an equipment loan. This additional access to capital will provide for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of July 31, 2002, our borrowing base, based on accounts receivable and inventory levels, was $113.0 million with remaining availability of $19.7 million. As of October 11, 2002, the date of acquisition of Blooming Prairie, our borrowing base was $136.5 million with an availability of $22.4 million and included availability from the Blooming Prairie acquisition of approximately $10.8 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS

United Natural Foods, Inc. and Subsidiaries:                     Page

Independent Auditors' Report                                     26

Consolidated Balance Sheets                                      27

Consolidated Statements of Operations                            28

Consolidated Statements of Stockholders' Equity                  29

Consolidated Statements of Cash Flows                            30

Notes to Consolidated Financial Statements                       31

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island
September 4, 2002

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              JULY 31, 2002     JULY 31, 2001
                                                                               -------------     -------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                   $  11,184         $   6,393
    Accounts receivable, net of allowance of $5,767 and $4,540, respectively       84,303            81,559
    Notes receivable, trade                                                           513               685
    Inventories                                                                   131,932           110,653
    Prepaid expenses                                                                4,493             5,394
    Deferred income taxes                                                           4,612             3,513
    Refundable income taxes                                                            58               366
                                                                                ---------------------------
       Total current assets                                                     $ 237,095         $ 208,563

Property & equipment, net                                                          82,702            62,186
Notes receivable, trade, net                                                          956             1,050
Goodwill                                                                           31,399            27,500
Covenants not to compete, net of accumulated amortization of $222 and $250,
    respectively                                                                      248               180
Deferred taxes                                                                        800               276
Other, net                                                                          1,257               689
                                                                                ---------------------------
       Total assets                                                             $ 354,457         $ 300,444
                                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable                                                               $ 106,109         $  68,056
    Current installments of long-term debt                                          1,658            19,625
    Current installments of obligations under capital leases                        1,037             1,120
    Accounts payable                                                               52,789            53,169
    Accrued expenses                                                               18,185            11,952
    Financial instruments                                                           5,620             1,290
                                                                                ---------------------------
       Total current liabilities                                                $ 185,398         $ 155,212

  Long-term debt, excluding current installments                                    7,677             7,805
  Obligations under capital leases, excluding current installments                    995             1,484
                                                                                ---------------------------
       Total liabilities                                                        $ 194,070         $ 164,501
                                                                                ---------------------------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares; none issued or
        outstanding                                                                    --                --
    Common stock, $.01 par value, authorized 50,000 shares;
        issued and outstanding 19,106 at July 31, 2002
        issued and outstanding 18,653 at July 31, 2001                                191               187
    Additional paid-in capital                                                     79,711            72,644
    Unallocated shares of Employee Stock Ownership Plan                            (2,094)           (2,258)
    Retained earnings                                                              82,579            65,370
                                                                                ---------------------------
       Total stockholders' equity                                                 160,387           135,943
                                                                                ---------------------------

Total liabilities and stockholders' equity                                      $ 354,457         $ 300,444
                                                                                ===========================

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JULY 31,
                                                                  -------------------

(In thousands, except per share data)                        2002           2001         2000
                                                             ----           ----         ----

Net sales                                             $ 1,175,393    $ 1,016,834    $ 908,688
Cost of sales                                             944,777        818,040      734,673
                                                      ---------------------------------------
         Gross profit                                     230,616        198,794      174,015
                                                      ---------------------------------------

Operating expenses                                        190,047        167,325      166,673
Merger, restructuring and asset impairment expenses           424            801        2,420
Amortization of intangibles                                   180          1,036        1,070
                                                      ---------------------------------------
         Total operating expenses                         190,651        169,162      170,163
                                                      ---------------------------------------

         Operating income                                  39,965         29,632        3,852
                                                      ---------------------------------------

Other expense (income):
    Interest expense                                        7,233          6,939        6,412
    Change in value of financial instruments                4,331          1,290           --
    Other, net                                               (281)          (861)        (527)
                                                      ---------------------------------------
         Total other expense                               11,283          7,368        5,885
                                                      ---------------------------------------

Income (loss) before income taxes (benefit)                28,682         22,264       (2,033)
    Income taxes (benefit)                                 11,473          8,906         (802)
                                                      ---------------------------------------
Net income (loss)                                     $    17,209    $    13,358    $  (1,231)
                                                      =======================================

Basic per share data:
Net income (loss)                                     $      0.91    $      0.72    $   (0.07)
                                                      =======================================

Weighted average basic shares of common stock              18,933         18,482       18,264
                                                      =======================================

Diluted per share data:
Net income (loss)                                     $      0.89    $      0.71    $   (0.07)
                                                      ===========    ===========    =========

Weighted average diluted shares of common stock            19,334         18,818       18,264
                                                      =======================================

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Outstanding                               Unallocated                          Total
                                    Number of      Common  Additional Paid    Shares of     Retained     Stockholders'
                                       Shares       Stock       in Capital         ESOP     Earnings            Equity
                               ----------------------------------------------------------------------------------------
(In thousands)
Balances at July 31, 1999              18,249        $182          $67,740      $(2,584)     $53,243          $118,581

Allocation of shares to ESOP               --          --               --          163           --               163

Issuance of common stock, net              34           1              328           --           --               329

Tax effect of exercises of
  stock options                            --          --              112           --           --               112

Net (loss)                                 --          --               --           --       (1,231)           (1,231)
                               ----------------------------------------------------------------------------------------
Balances at July 31, 2000              18,283        $183          $68,180      $(2,421)     $52,012          $117,954
                               ----------------------------------------------------------------------------------------

Allocation of shares to ESOP               --          --               --          163           --               163

Issuance of common stock, net             370           4            3,505           --           --             3,509

Tax effect of exercises of
  stock options                            --          --              959           --           --               959

Net income                                 --          --               --           --       13,358            13,358
                               ----------------------------------------------------------------------------------------
Balances at July 31, 2001              18,653        $187          $72,644      $(2,258)     $65,370          $135,943
                               ----------------------------------------------------------------------------------------

Allocation of shares to ESOP               --          --               --          164           --               164

Issuance of common stock, net             254           2            2,405           --           --             2,407

Tax effect of exercises of
  stock options                            --          --              415           --           --               415

Issuance of common stock in
  connection with acquisition             199           2            4,247                                       4,249

Net income                                 --          --               --           --       17,209            17,209
                               ----------------------------------------------------------------------------------------
Balances at July 31, 2002              19,106        $191          $79,711      $(2,094)     $82,579          $160,387
                               ========================================================================================

                See notes to consolidated financial statements.

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED JULY 31,
(In thousands)                                                                2002         2001         2000
                                                                              ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 17,209     $ 13,358     $ (1,231)
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       8,206        7,908        7,601
         Change in fair value of financial instruments                       4,331        1,290           --
         Loss on impairment of intangible asset                                 --          255           --
         Loss on disposals of property & equipment                             307          640        1,977
         Deferred income tax expense                                        (1,099)      (1,529)        (930)
         Provision for doubtful accounts                                     1,806        2,903        1,992
         Changes in assets and liabilities, net of acquired companies:
                  Accounts receivable                                       (3,867)     (14,887)     (10,854)
                  Inventory                                                (21,091)      (5,719)     (13,761)
                  Prepaid expenses                                             921          713         (425)
                  Refundable income taxes                                      308        4,035         (461)
                  Other assets                                                (928)          42         (117)
                  Notes receivable, trade                                      266         (514)         208
                  Accounts payable                                            (692)      13,725        5,950
                  Accrued expenses                                           5,346         (234)      (1,528)
                                                                        ------------------------------------
         Net cash provided by (used in) operating activities                11,023       21,986      (11,579)
                                                                        ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments for purchases of subsidiaries, net of cash acquired          (16)      (2,393)      (1,200)
         Proceeds from disposals of property and equipment                      33           46           57
         Capital expenditures                                              (27,789)     (15,891)     (15,870)
                                                                        ------------------------------------
         Net cash used in investing activities                             (27,772)     (18,238)     (17,013)
                                                                        ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under note payable                                  38,053           49       26,854
         Repayments on long-term debt                                      (21,062)      (2,742)      (3,846)
         Proceeds from long-term debt                                        2,967           89        5,287
         Principal payments of capital lease obligations                    (1,240)      (1,162)      (1,045)
         Proceeds from exercise of stock options                             2,822        4,468          440
                                                                        ------------------------------------
         Net cash provided by financing activities                          21,540          702       27,690
                                                                        ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,791        4,450         (902)
Cash and cash equivalents at beginning of period                             6,393        1,943        2,845
                                                                        ------------------------------------
Cash and cash equivalents at end of period                                $ 11,184     $  6,393     $  1,943
                                                                        ====================================
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                                         $  7,089     $  6,822     $  5,746
                                                                        ====================================
         Income taxes, net of refunds                                     $ 12,883     $  5,709     $    795
                                                                        ====================================

In 2002, 2001 and 2000, the Company incurred capital lease obligations of approximately $ 667, $923, and $1,634, respectively. The fair value of common stock issued for an acquisition of a subsidiary was $4,249.

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

      In assessing potential impairment of goodwill, the Company has determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. SFAS 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of July 31 of each year. As of July 31, 2002, the Company's annual assessment of each of its reporting units indicated that goodwill was not impaired.

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

      (h) Revenue Recognition and Trade Receivables

      The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts. The Company's sales are with customers located throughout the United States. The Company had two customers in 2002, 2001 and 2000, Whole Foods Market, Inc. and Wild Oats, Inc., which provided 10% or more of the Company's revenue. Total net sales to Whole Foods Market, Inc. and Wild Oats, Inc. in 2002 were approximately $224.6 and $162.8, respectively. Total sales to Whole Foods Market, Inc. and Wild Oats, Inc. in 2001 were approximately $169.0 million and $147.0 million, respectively. Total net sales to Whole Foods Market, Inc. and Wild Oats, Inc. in 2000 were approximately $147 million and $121 million, respectively. On June 19, 2002, the Company announced that its contract as primary distributor to Wild Oats, Inc., would not be renewed past its expiration date of August 31, 2002. However, the Company continues to distribute to Wild Oats, Inc. in fiscal 2003.

      (i) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable, long-term debt and capital lease obligations are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

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

      (l) Employee Benefit and Stock Option Plans

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

                                                               YEAR ENDED JULY 31,

      (In thousands)                                          2002     2001    2000
                                                              ----     ----    ----
      Basic weighted average shares outstanding             18,933   18,482  18,264
        Net effect of dilutive stock options based upon
        the treasury stock method                              401      336      --
                                                            -----------------------
      Diluted weighted average shares outstanding           19,334   18,818  18,264
                                                            -----------------------
      Antidilutive potential common shares excluded from
      the computation above                                    601       --   1,578
                                                            =======================

      (n) Financial Instruments

      In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS" No. 133), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

(2) ACQUISITION

On November 6, 2001, the Company's wholly owned subsidiary, Albert's Organics, Inc., purchased the assets of Boulder Fruit Express, a distributor of high quality organic produce and perishables. In connection with the acquisition of Boulder Fruit Express, the Company issued 199,436 of common stock with a fair value of approximately $4.3 million and paid cash of approximately $0.8 million. This acquisition was accounted for as a purchase resulting in recording of goodwill of approximately $3.9 million. Operating results of Boulder Fruit Express have been included in our consolidated financial statements beginning with the acquisition date. Pro formas have not been included as the acquisition was not deemed to be significant.

(3) STOCK OPTION PLAN

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value based method or continue to measure compensation expense using the intrinsic value method. The Company has elected to continue to apply APB No. 25 accounting treatment for stock-based compensation. If the fair value method of accounting had been used, net income (loss) would have been $14.4 million, $11.6 million and $(1.8) million for 2002, 2001 and 2000, respectively, basic earnings (loss) per share would have been $0.76, $0.63 and $(0.10) for 2002, 2001 and 2000, respectively, and diluted earnings (loss) per share would have been $0.75, $0.62 and $(0.10) for 2002, 2001 and 2000, respectively. The weighted average grant date fair value of options granted during 2002, 2001 and 2000 is shown on the following page. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for 2002, 2001 and 2000: dividend yields of 0.0% for all years, risk free interest rates of 4.7%, 5.1% and 6.1% respectively and expected lives of 5 years for fiscal 2002 and 8 years for fiscal years 2001 and 2000. The expected volatility was 64.0%, 76.8% and 77.5% for 2002, 2001 and 2000, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

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

The following table summarizes the stock option activity for the fiscal years ended July 31, 2002, 2001 and 2000:

                                                   2002                        2001                        2000
                                                   ----                        ----                        ----
                                                      Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                      Exercise                    Exercise                    Exercise
                                           Shares     Price            Shares     Price            Shares     Price
                                           ------     -----            ------     -----            ------     -----

Outstanding at beginning of year        1,418,884     $12.26        1,578,140     $10.76          985,259     $14.05
Granted                                   594,000     $22.78          486,750     $15.38          839,500     $ 9.38
Exercised                                (253,076)    $ 9.51         (369,881)    $ 9.48          (34,119)    $ 9.64
Forfeited                                 (67,000)    $15.78         (276,125)    $12.93         (212,500)    $20.74
                                        ---------                   ---------                   ---------
Outstanding at end of year              1,692,808     $16.22        1,418,884     $12.26        1,578,140     $10.76
                                        =========                   =========                   =========

Options exercisable at year-end           617,246     $11.68          600,509     $10.09          604,113     $10.12
Weighted average fair value of
options granted during the year:
   Exercise price equals stock price       $13.20                      $11.91                       $7.38
   Exercise price exceeds stock price          --                          --                          --
   Stock price exceeds exercise price          --                          --                          --

The following table summarizes the stock option activity of the 1996 Stock Option Plan since its inception through July 31, 2002:

                                      Shares
                                      ------
Authorized                         2,500,000
Granted                            3,017,096
Cancelled                            565,625
                                   ---------
Remaining authorized                  48,529
                                   =========

The 1,692,808 options outstanding at July 31, 2002 had exercise prices and remaining contractual lives as follows:

                                     Weighted Average   Weighted                        Weighted
                                        Remaining       Average                         Average
  Range of Exercise     Shares       Contractual Life   Exercise          Shares        Exercise
        Prices        Outstanding        (years)         Price          Exercisable       Price
        ------        -----------        -------         -----          -----------       -----
   $ 6.38 - $ 8.97      352,500            5.8          $ 7.83           243,250         $ 7.44
   $ 9.64 - $14.25      248,875            7.1          $11.25           215,438         $10.99
   $15.50 - $22.80    1,091,433            8.1          $20.06           158,558         $19.12

(4) GOODWILL AND INTANGIBLE ASSETS: ADOPTION OF STATEMENT 142

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually (or more frequently if impairment indicators arise). The Company adopted SFAS No. 142 on August 1, 2001. The Company completed the required transitional and annual goodwill impairment tests for each of its identified reporting units during the quarters ended January 31 and July 31, 2002. Based on the results of these tests, there was no indication of goodwill impairment. The Company has also reassessed the useful lives and carrying values of other intangibles, and will continue to amortize these assets over their remaining useful lives.

The following table details the pro forma disclosures in accordance with SFAS No. 142. As of July 31, 2001, the Company had goodwill of $30.9 million less accumulated amortization of $3.4 million. The Company recorded additional goodwill in its Distribution operating segment of $3.9 million during the year ended July 31, 2002 as a result of its acquisition of Boulder Fruit Express. Total goodwill as of July 31, 2002 was $31.4 million. Goodwill for the Distribution operating segment totaled $18.4 as of July 31, 2002.

                                                      Year Ended July 31,
(In thousands, except per share data)            2002         2001        2000
                                             --------     --------     -------

Operating income (loss):
   Distribution segment                      $ 43,899     $ 30,974     $ 8,333
   Other segment                               (3,978)      (1,339)     (4,549)
   Eliminations                                    44           (3)         68
                                             --------     --------     -------
   Total reported operating income             39,965       29,632       3,852
                                             --------     --------     -------

   Add back: Distribution goodwill
     amortization                                  --          480         454
   Add back: Other goodwill amortization           --          405         384
                                             --------     --------     -------
   Add back: Total goodwill amortization           --          885         838
                                             --------     --------     -------

   Adjusted distribution operating income      43,899       31,454       8,787
   Adjusted other operating (loss)             (3,978)        (934)     (4,165)
   Eliminations operating income (loss)            44           (3)         68
                                             --------     --------     -------
   Adjusted total operating income           $ 39,965     $ 30,517     $ 4,690
                                             ========     ========     =======

Net income:
   Reported net income (loss)                $ 17,209     $ 13,358     $(1,231)
   Add back: goodwill amortization,
     net of tax                                    --          625         591
                                             --------     --------     -------
   Adjusted net income (loss)                $ 17,209     $ 13,983     $  (640)
                                             ========     ========     =======

Basic earnings per share:
   Reported net income (loss)                $   0.91     $   0.72     $ (0.07)
   Goodwill amortization, net of tax               --         0.03        0.03
                                             --------     --------     -------
   Adjusted net income (loss)                $   0.91     $   0.75     $ (0.04)
                                             ========     ========     =======

Diluted earnings per share:
   Reported net income (loss)                $   0.89     $   0.71     $ (0.07)
   Goodwill amortization, net of tax               --         0.03        0.03
                                             --------     --------     -------
   Adjusted net income (loss)                $   0.89     $   0.74     $ (0.04)
                                             ========     ========     =======

Other intangibles consist of covenants not to compete with the weighted average amortization period of four and a half years. The Company had other intangibles less related accumulated amortization of $0.5 million and $0.2 million at July 31, 2002, respectively, and $0.5 million and $0.3 million at July 31, 2001, respectively. Amortization expense was $0.1 million for 2002, 2001 and 2000. Estimated amortization expense for the next four fiscal years is as follows:

      Year         In thousands
      2003                $  95
      2004                   63
      2005                   40
      2006                   10
      Thereafter             --
                          -----
                          $ 248
                          =====

(5) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2002 and 2001:

                                           Estimated
                                            Useful
                                             Lives
      (Dollars in thousands)                (Years)         2002       2001
                                            -------         ----       ----
         Land                                           $  4,816   $  3,824
         Buildings                           20-40        45,852     38,279
         Building Improvements               20-40        12,386      6,939
         Leasehold improvements               5-30        11,216      7,174
         Warehouse equipment                  5-20        26,558     21,360
         Office equipment                     3-10        12,235      9,870
         Motor vehicles                       3-5          6,489      6,164
         Equipment under capital leases        5           5,644      5,581
         Construction in progress                          1,707      1,278
                                                        -------------------
                                                         126,903    100,469
         Less accumulated depreciation
             and amortization                             44,201     38,283
                                                        -------------------
         Net property and equipment.                    $ 82,702   $ 62,186
                                                        ===================

(6) NOTES PAYABLE

The Company entered into a new line of credit with its bank effective September 4, 2001. The agreement increased the amount of the credit facility to $150 million from $100 million. Interest accrues, at the Company's option, at the New York Prime Rate (4.75% at July 31, 2002 and 6.75% at July 31, 2001) or 1.50%
above the banks' London Interbank Offered Rate ("LIBOR" 1.81% and 3.78% at July 31, 2002 and 2001, respectively) and the Company has the option to fix the rate for all or a portion of the debt in increments of 30 days. The Company opted to pay 1.50% above LIBOR for substantially all of fiscal 2002. At July 31, 2002 and 2001, the weighted average interest rate on the line of credit was 3.38% and 5.06%, respectively. As of July 31, 2002, the Company's outstanding borrowings under the credit agreement totaled $113.0 million, which included $6.9 million in letters of credit, with an availability of $19.7 million. The credit agreement contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 31, 2002. The agreement also provides for the primary bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged all of its assets as collateral for its obligations under the credit agreement. The borrowing base is based on accounts receivable and inventory levels. The proceeds received from the new credit facility were used to refinance the Company's existing credit facility consisting of a revolving loan balance of $61.8 million and fixed rate mortgages of $18.3 million. An additional fixed rate mortgage of $1.5 million has been paid in full. The agreement has had two subsequent amendments. The Company amended the agreement with its bank to define the term "Capital Expenditures" to exclude the purchase of its new building located in Atlanta, Georgia in June 2002. The Company amended the agreement with its bank, in September 2002, to waive the negative covenants in order to purchase Blooming Prairie.

(7) LONG-TERM DEBT

                                                                               July 31,   July 31,
Long-term debt consisted of the following: (dollars in thousands)                  2002       2001
                                                                                   ----       ----

Real estate term loans payable to bank and others, secured by building and other assets, due monthly and maturing at various dates
from August 2002 through April 2015, at rates ranging from 7.50 % to 8.60 %     $ 2,867      4,679

Equipment financing loans payable to bank, secured by assets, due monthly and maturing at various dates from March 2006 through July
2007, at rates ranging from 6.49% to 7.23%                                        2,844          -

Term loan for employee stock ownership plan, secured by stock of the
Company, due $14 monthly plus interest at 10%, balance due May 1, 2015            2,094      2,258

Term loans payable to bank, secured by assets, due monthly and maturing at various dates from October 2003 through June 2005, at
rates ranging from 8.85% to 11.57%                                                1,530      1,973

Term loan payable to bank, secured by substantially all assets of the
Company, due $235 quarterly plus interest at 1.25% above LIBOR,
balance repaid in September 2001                                                     --      3,075

Real estate term loan payable to bank, secured by land and building, due $28 monthly plus interest at 7.36%, balance repaid in September
2001                                                                                 --      5,555

Term loan payable to bank, secured by substantially all assets of the
Company, with monthly principal payments of $50, balance repaid
in September 2001                                                                    --      9,890
                                                                                ------------------
                                                                                  9,335     27,430
         Less: current installments                                               1,658     19,625
                                                                                ------------------
         Long-term debt, excluding current installments                         $ 7,677    $ 7,805
                                                                                ==================

Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 31, 2002.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2002:

         Year      (In thousands)

         2003             $ 1,658
         2004               1,714
         2005               1,691
         2006               1,024
         2007                 645
         Thereafter         2,603
                          -------
                          $ 9,335
                          =======

(8) FINANCIAL INSTRUMENTS

In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS" No. 133), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.
133. As of July 31, 2002 the fair value of the financial instruments totaled $(5.6) million. During fiscal 2002, the Company recorded other expenses of $4.3 million to reflect the change in fair market value.

(9) CAPITAL LEASES

The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Total capital leased assets for fiscal year 2002 and 2001 were $5,644, and $5,581, respectively, less accumulated depreciation of $3,453 and $2,898, respectively.

Minimum future lease payments under capital leases as of July 31, 2002 for each of the next five fiscal years and in the aggregate are:

      Year ended July 31                (In thousands)
         2003                                  $ 1,161
         2004                                      680
         2005                                      316
         2006                                       77
         2007                                        3
                                               -------
         Total minimum lease payments            2,237
         Less: Amount representing interest        205
                                               -------
         Present value of net minimum
           lease payments                        2,032
         Less: current installments              1,037
                                               -------
         Capital lease obligations,
           excluding current installments      $   995
                                               =======

(10) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

Rent and other lease expense for the years ended July 31, 2002, 2001 and 2000 totaled approximately $14.3 million, $9.7 million and $8.5 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2002 are as follows:

      Year                  (In thousands)
      2003                       $ 10,759
      2004                         10,004
      2005                          8,832
      2006                          6,831
      2007                          5,543
      2008 and thereafter          18,157
                                 --------
                                 $ 60,126
                                 ========

Outstanding commitments as of July 31, 2002 for the purchase of inventory were approximately $4.3 million. The Company had outstanding letters of credit of approximately $6.9 million at July 31, 2002.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) PROFIT SHARING / SALARY REDUCTION PLANS

The Company has several profit sharing/salary reduction plans, generally called "401(k) Plans" ("the Plans"), covering various employee groups. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $1.3 million, $1.3 million and $1.0 million for the years ended July 31, 2002, 2001 and 2000, respectively.

(12) EMPLOYEE STOCK OWNERSHIP PLAN

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During each of 2002, 2001 and 2000 contributions totaling approximately $0.4 million were made to the Trust. Of these contributions, approximately $0.2 million represented interest in 2002 and 2001 and approximately $0.3 million represented interest in 2000.

The ESOP shares were classified as follows:

                                             July 31,   July 31,
      (In thousands)                            2002       2001
                                                ----       ----
      Allocated shares                           990        902
      Shares released for allocation              88         88
      Shares distributed to employees           (443)      (376)
      Unreleased shares                        1,122      1,210
                                               -----      -----
      Total ESOP shares                        1,757      1,824
                                               =====      =====

The fair value of unreleased shares was approximately $20.7 million at July 31, 2002.

(13) INCOME TAXES

Total federal and state income tax (benefit) expense from continuing operations consists of the following:

      (In thousands)                            Current    Deferred       Total
                                                -------    --------       -----
      Fiscal year ended July 31, 2002:
      U.S. Federal                              $11,560     $(2,083)    $ 9,477
      State and local                             1,537         459       1,996
                                                -------     -------     -------
                                                $13,097     $(1,624)    $11,473
                                                =======     =======     =======
      Fiscal year ended July 31, 2001:
      U.S. Federal                              $ 9,212     $(1,399)    $ 7,813
      State and local                             1,499        (406)      1,093
                                                -------     -------     -------
                                                $10,711     $(1,805)    $ 8,906
                                                =======     =======     =======
      Fiscal year ended July 31, 2000:
      U.S. Federal                              $  (141)    $    79     $   (62)
      State and local                               269      (1,009)       (740)
                                                -------     -------     -------
                                                $   128     $  (930)    $  (802)
                                                =======     =======     =======

Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

                                                    July 31,  July 31,  July 31,
      (In thousands)                                    2002      2001      2000
                                                        ----      ----      ----
      Computed "expected" tax expense (benefit) $10,039 $7,792 $(712) State and local income tax, net of Federal
      income tax (expense) benefit                     1,307       710     (481)
      Non-deductible expenses                            177       137      119
      Non-deductible amortization                         --        94       88
      Increase in valuation allowance                    642        --       --
      Other, net                                        (692)      173      184
                                                     -------    ------    -----
                                                     $11,473    $8,906    $(802)
                                                     =======    ======    =====

Total income tax expense (benefit) for the years ended July 31, 2002, 2001, and 2000 was allocated as follows:

                                                 July 31,  July 31,   July 31,
      (In thousands)                                 2002      2001       2000
                                                     ----      ----       ----
      Statement of operations                     $11,473    $8,906      $(802)
      Stockholders' equity, for compensation
      expense for tax purposes in excess of
      amounts recognized for financial
      statement purposes                          $  (415)   $ (959)     $(112)
                                                  -------    ------      -----
                                                  $11,058    $7,947      $(914)
                                                  =======    ======      =====

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2002 and 2001 are presented below:

      (In thousands)                                               2002     2001
                                                                   ----     ----
      Deferred tax assets:
      Change in financial instruments                            $2,186       --
      Inventories, principally due to additional costs
        inventoried for tax purposes                              1,546    1,315
      Compensation and benefit related                              707      886
      State net operating loss carryforward                         778      682
      Accounts receivable, principally due to allowances for
        uncollectible accounts                                    1,067      545
      Reserve for LIFO inventory                                     55       45
      Accrued expenses                                            1,464      750
      Other                                                         246      237
                                                                 ------   ------
      Total gross deferred tax assets                             8,049    4,460
                                                                 ------   ------
      Less valuation allowance                                      642       --
                                                                 ------   ------
      Net deferred tax assets                                     7,407    4,460
                                                                 ------   ------
      Deferred tax liabilities:
      Plant and equipment, principally due to differences
        in depreciation                                             920       33
      Reserve for LIFO inventory method                              --       --
      Intangible assets                                           1,009      564
      Other                                                          66       74
                                                                 ------   ------
      Total deferred tax liabilities                              1,995      671
                                                                 ------   ------
      Net deferred income taxes                                  $5,412   $3,789
                                                                 ======   ======

      Current deferred income tax assets                         $4,612   $3,513
      Non-current deferred income tax assets                        800      276
                                                                 ------   ------
      Net deferred income taxes                                  $5,412   $3,789
                                                                 ======   ======

At July 31, 2002, the Company had net operating loss carryforwards of approximately $20 million for state income tax purposes that expire in years 2003 through 2022.

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for, with the exception of certain state operating loss carryforwards, federal and state tax purposes appears more likely than not.

 (14) BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the distribution segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaging in trading, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "other" caption in the segment information. The "other" caption also includes corporate expenses that are not allocated to operating segments.

Following is business segment information for the periods indicated:

(In thousands)                   Distribution       Other  Eliminations   Consolidated
                                 ------------       -----  ------------   ------------
2002
----
Revenue                           $1,133,678      $62,918      $(21,203)    $1,175,393
Operating Income                      43,899       (3,978)           44         39,965
Amortization and Depreciation          7,097        1,109            --          8,206
Capital Expenditures                  25,465        2,324            --         27,789
Assets                               459,997       42,984      (148,524)       354,457

2001
----
Revenue                              977,199       58,464       (18,829)     1,016,834
Operating Income                      30,974       (1,339)           (3)        29,632
Amortization and Depreciation          6,625        1,283            --          7,908
Capital Expenditures                  14,457        1,434            --         15,891
Assets                               440,187        1,266      (141,009)       300,444

2000
----
Revenue                              870,307       56,131       (17,750)       908,688
Operating Income                       8,333       (4,549)           68          3,852
Amortization and Depreciation          6,431        1,170            --          7,601
Capital Expenditures                  15,190          680            --         15,870
Assets                               400,538        7,129      (137,433)       270,234

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during 2002 and 2001 and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.

(In thousands except per share data)      First     Second      Third     Fourth    Full Year
---------------------------------------------------------------------------------------------
2002
----
Net sales                              $280,315   $285,461   $300,362   $309,255   $1,175,393
Gross profit                             55,001     56,512     58,314     60,789      230,616
Income before income taxes                4,336      8,690      8,798      6,858       28,682
Net income                                2,602      5,214      5,279      4,114       17,209
Per common share income
Basic:                                 $   0.14   $   0.28   $   0.28   $   0.22   $     0.91
Diluted:                               $   0.14   $   0.27   $   0.27   $   0.21   $     0.89
Weighted average basic
      Shares outstanding                 18,665     18,915     19,049     19,106       18,933
Weighted average diluted
      Shares outstanding                 19,060     19,371     19,493     19,423       19,334

      Market Price
      High                             $  24.11   $  25.25   $  26.38   $  24.13   $    26.38
      Low                              $  15.64   $  20.21   $  21.34   $  14.25   $    14.25

(In thousands except per share data)      First     Second      Third     Fourth    Full Year
---------------------------------------------------------------------------------------------
2001
----
Net sales                              $244,141   $244,422   $258,536   $269,735   $1,016,834
Gross profit                             48,051     47,790     49,683     53,270      198,794
Income before income taxes                5,442      4,345      5,470      7,007       22,264
Net income                                3,265      2,607      3,282      4,204       13,358

Per common share income
Basic:                                 $   0.18   $   0.14   $   0.18   $   0.23   $     0.72
Diluted:                               $   0.18   $   0.14   $   0.17   $   0.22   $     0.71
Weighted average basic
      Shares outstanding                 18,320     18,414     18,580     18,616       18,482
Weighted average diluted
      Shares outstanding                 18,633     18,784     18,839     19,027       18,818

      Market Price
      High                             $  15.25   $  20.38   $  19.50   $  23.20   $    23.20
      Low                              $   9.56   $  11.38   $  10.88   $  13.94   $     9.56

(16) SUBSEQUENT EVENTS (UNAUDITED)

The Company amended the credit agreement with its bank on September 26, 2002 to waive the negative covenants in order to purchase Blooming Prairie. The Company acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region, on October 11, 2002 for approximately $30.0 million. Blooming Prairie, headquartered in Iowa City, IA and in business since 1974, had approximately $130 million in sales for its most recent fiscal year ended June 30, 2002. On October 23, 2002, the Company signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $120 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives and approval from Northeast Cooperatives' lenders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers and Directors of the Registrant" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2002 (the "2002 Proxy Statement") under the captions "PROPOSAL 1 - ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the 2002 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Form 10-K.

1. Financial Statements. The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts.

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements on the notes thereto.

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

Dated: October 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Title                              Date
----                     -----                              ----

/s/ THOMAS B. SIMONE     Chair of the Board                 October 25, 2002
--------------------
    Thomas B. Simone


/s/ MICHAEL S. FUNK      Chief Executive Officer and        October 25, 2002
-------------------      Vice Chair of the Board
    Michael S. Funk      (Principal Executive Officer)


/s/ STEVEN TOWNSEND      President, and Director            October 25, 2002
-------------------
    Steven Townsend


/s/ TODD WEINTRAUB       Vice President, Chief Financial    October 25, 2002
------------------       Officer and Treasurer (Principal
    Todd Weintraub       Financial and Accounting Officer)


/s/ KEVIN T. MICHEL      President of Western Region,       October 25, 2002
-------------------      Assistant Secretary and Director
    Kevin T. Michel


/s/ GORDON D. BARKER     Director                           October 25, 2002
--------------------
    Gordon D. Barker


/s/ JOSEPH M. CIANCIOLO  Director                           October 25, 2002
-----------------------
    Joseph M. Cianciolo


/s/ JAMES P. HEFFERNAN   Director                           October 25, 2002
----------------------
    James P. Heffernan


    GAIL A. GRAHAM       Director                           October 25, 2002
------------------
    Gail A. Graham

                                  CERTIFICATION

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of United Natural Foods, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer

      I, Michael S. Funk, hereby certify that:

            1. I have reviewed this annual report on Form 10-K of United Natural Foods, Inc., a Delaware corporation (the "Company");

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

                                                /s/ Michael S. Funk
                                                -------------------------
                                                Michael S. Funk
                                                Chief Executive Officer

                                                October 25, 2002

Explanatory Note Regarding Certification. Representations 4, 5 and 6 consistent with the Transition Provisions of Securities and Exchange Commission Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K since this Annual Report on Form 10-K covers a period ending before the Effective Date of such Release.

Certification of Chief Financial Officer

      I, Todd Weintraub, hereby certify that:

            1. I have reviewed this annual report on Form 10-K of United Natural Foods, Inc., a Delaware corporation (the "Company");

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

                                                /s/ Todd Weintraub
                                                -------------------------
                                                Todd Weintraub
                                                Chief Financial Officer

                                                October 25, 2002

Explanatory Note Regarding Certification. Representations 4, 5 and 6 consistent with the Transition Provisions of Securities and Exchange Commission Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K since this Annual Report on Form 10-K covers a period ending before the Effective Date of such Release.

EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

3.1 (1)      Amended and Restated Certificate of Incorporation of the
             Registrant.

3.2 (2) Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.3 *        Amended and Restated By-Laws of the Registrant.

4.1 (1) Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.

4.2 (4) Certificate of Designation of Preferences and Rights of Series A Preferred Stock of the Registrant.

4.3 (4) Rights Agreement between the Registrant and Continental Stock Transfer and Trust Company.

10.1 (1)     1996 Employee Stock Purchase Plan.

10.2 (1)     Amended and Restated Employee Stock Ownership Plan.

10.3 (1) Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.

10.4 (1) Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.5 (1) Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.

10.6 (1) Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.7 (5)     Amended and Restated 1996 Stock Option Plan.

10.8 (5)     Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.

10.9 (5)     Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.

10.11* Loan and Security Agreement with Fleet Capital Corporation dated August 31, 2001.

10.12 (15)   First Amendment to Loan and Security with Fleet Capital
             Corporation dated April 16, 2002.

10.13* Second Amendment to Loan and Security with Fleet Capital Corporation dated September 26, 2002.

10.18 (11)   Real estate Term Notes between the Registrant and City National
             Bank, dated April 28, 2000.

10.19* Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated
             April 1, 2002.

10.20 (1)    Distribution Agreement between Mountain People's Wine
             Distributing, Inc., and Mountain People's, dated August 23,
             1994.

10.23 (1)    Lease between the Registrant and Bradley Spear and Seattle
             First National Bank, co-executors of the estate of A.H. Spear, dated August 23, 1989.

10.24 (11)   Lease between Dove Investments, Inc. and the Registrant, dated
             December 31, 1996.

10.25 (9)    Lease between Valley Centre I, L.L.C. and the Registrant, dated
             August, 1998.

10.26 (7)    Lease between AmberJack, Ltd. and the Registrant, dated July
             11, 1997.

Exhibit No.  Description
-----------  -----------
10.27 (13)   Lease between M.D. Hodges Enterprises, Inc. and the Registrant, dated June 6, 2001.

10.28 (13)   Lease between Metropolitan Life Insurance Company and the
             Registrant, dated July 31, 2001.

10.29 (14)   Employment Transition Agreement and Release for Norman A.
             Cloutier, dated December 8, 1999.

10.30 (11)   Purchase and Sale agreement between the Registrant and Dynamic
             Builders, Inc., dated June 30, 1999, Amendments and attachment.

21           Subsidiaries of the Registrant.

23           Consent of KPMG LLP.

             Schedule II - Valuation and Qualifying Accounts and Report of Independent Accountants thereon.

*    Filed herewith
(1)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-1 (File No. 333-11349).
(2) Incorporated by reference to the Registrant's Definitive Proxy Statement for the fiscal year ended July 31, 1998.
(4) Incorporated by reference to the Registration Current Report on Form 8-K filed on March 2, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the fiscal year ended July 31, 2000.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1997.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000.
(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
(12) Incorporated by reference to the Registrant's Definitive Proxy Statement for the fiscal year ended July 31, 1997.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.
(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Natural Foods, Inc.:


Under date of September 4, 2002, we reported on the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP


Providence, Rhode Island
September 4, 2002

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                 Additions
                              Balance at         charged to
                              beginning of       costs                             Balance at
                              period             and expenses      Deductions      end of period
                              -------------------------------------------------------------------

Year ended July 31, 2002      $ 5,041            $ 1,806           $  855          $ 5,992

Year ended July 31, 2001      $ 3,871            $ 2,903           $ 1,732         $ 5,041

Year ended July 31, 2000      $ 2,794            $ 1,992           $   916         $ 3,871