Form 10-K/A
period 2002-07-31
UNITED NATURAL FOODS INC
filed 2002-11-26
CIK 1020859

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended July 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _____ to _____

Commission File Number: 000-1020859


                           UNITED NATURAL FOODS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                      05-0376157
             ----------------------------         ----------------
             (State or Other Jurisdiction         (I.R.S. Employer
           of Incorporation or Organization)     Identification No.)

                        260 Lake Road, Dayville, CT 06241
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (860) 779-2800

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

      The aggregate market value of the common stock held by non-affiliates of the Registrant was $422,817,263, based upon the closing price of the Registrant's common stock on the Nasdaq National Market on October 1, 2002. The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of October 1, 2002 was 19,106,067.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement and Additional Definitive Materials for the Annual Meeting of Stockholders to be held on December 3, 2002 are incorporated herein by reference into Part III of this report.

================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2002 is being filed to amend Part IV to file two omitted exhibits.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

Exhibit No.    Description
-----------    -----------

3.1 (1)        Amended and Restated Certificate of Incorporation of the
               Registrant.

3.2 (2) Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.3 *          Amended and Restated By-Laws of the Registrant.

4.1 (1) Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.

4.2 (3) Certificate of Designation of Preferences and Rights of Series A Preferred Stock of the Registrant.

4.3 (3) Rights Agreement between the Registrant and Continental Stock Transfer and Trust Company.

10.1 (1) +     1996 Employee Stock Purchase Plan.

10.2 (1) +     Amended and Restated Employee Stock Ownership Plan.

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

10.7 (4) +     Amended and Restated 1996 Stock Option Plan.

10.8 (4) +     Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.

10.9 (4) +     Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.

10.10 * Loan and Security Agreement with Fleet Capital Corporation dated August 31, 2001.

10.11 (10)     First Amendment to Loan and Security with Fleet Capital
               Corporation dated April 16, 2002.

10.12 * Second Amendment to Loan and Security with Fleet Capital Corporation dated September 26, 2002.

10.13 (7)      Real estate Term Notes between the Registrant and City National
               Bank, dated April 28, 2000.

10.14 * Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated April 1, 2002.

10.15 (1)      Distribution Agreement between Mountain People's Wine
               Distributing, Inc., and Mountain People's, dated August 23, 1994.

Exhibit No.    Description
-----------    -----------

10.16 (1)      Lease between the Registrant and Bradley Spear and Seattle First
               National Bank, co-executors of the estate of A.H. Spear, dated
               August 23, 1989.

10.17 (7)      Lease between Dove Investments, Inc. and the Registrant, dated
               December 31, 1996.

10.18 (6)      Lease between Valley Centre I, L.L.C. and the Registrant, dated
               August, 1998.

10.19 (5)      Lease between AmberJack, Ltd. and the Registrant, dated July 11,
               1997.

10.20 (8)      Lease between M.D. Hodges Enterprises, Inc. and the Registrant, dated June 6, 2001.

10.21 (8)      Lease between Metropolitan Life Insurance Company and the
               Registrant, dated July 31, 2001.

10.22 (9) +    Employment Transition Agreement and Release for Norman A.
               Cloutier, dated December 8, 1999.

10.23 (7)      Purchase and Sale agreement between the Registrant and Dynamic
               Builders, Inc., dated June 30, 1999, Amendments and attachment.

21 *           Subsidiaries of the Registrant.

23 *           Consent of KPMG  LLP.

99.1 ** Certification Pursuant To 8 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 ** Certification Pursuant To 8 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II Valuation and Qualifying Accounts and Report of Independent Accountants thereon.

----------
*     Previously Filed

**    Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349).

(2) Incorporated by reference to the Registrant's Definitive Proxy Statement for the fiscal year ended July 31, 1998.

(3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed on March 2, 2002.

(4) Incorporated by reference to the Registrant's Definitive Proxy Statement for the fiscal year ended July 31, 2000.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002.

+     Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

o     Current Report on Form 8-K, filed with the Commission on July 19, 2002.

o     Current Report on Form 8-K, filed with the Commission on June 20, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2002.

                                       UNITED NATURAL FOODS, INC.


                                       By: /s/ TODD WEINTRAUB
                                           -------------------------------
                                           Todd Weintraub
                                           Vice President, Chief Financial
                                           Officer and Treasurer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on November 19, 2002.

          Name                          Title                        Date
          ----                          -----                        ----

  /s/ THOMAS B. SIMONE     Chair of the Board                  November 19, 2002
------------------------
    Thomas B. Simone

   /s/ MICHAEL S. FUNK     Chief Executive Officer and Vice    November 19, 2002
------------------------   Chair of the Board (principal
     Michael S. Funk       executive officer)

   /s/ STEVEN TOWNSEND     President and Directors             November 19, 2002
------------------------
     Steven Townsend

   /s/ TODD WEINTRAUB      Vice President, Chief Financial     November 19, 2002
------------------------   Officer and Treasurer (principal
     Todd Weintraub        financial and accounting officer)

   /s/ KEVIN T. MICHEL     President of Western Region,        November 19, 2002
------------------------   Assistant Secretary and Director
     Kevin T. Michel

  /s/ GORDON D. BARKER     Director                            November 19, 2002
------------------------
    Gordon D. Barker

/s/ JOESEPH M. CIANCIOLO   Director                            November 19, 2002
------------------------
   Joseph M. Cianciolo

 /s/ JAMES P. HEFFERNAN    Director                            November 19, 2002
------------------------
   James P. Heffernan


                           Director                            November 19, 2002
------------------------
     Gail A. Graham

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

Certification of Chief Executive Officer

      I, Michael S. Funk, hereby certify that:

            1. I have reviewed this annual report on Form 10-K/A of United Natural Foods, Inc., a Delaware corporation (the "Company");

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

                                                  /s/ Michael S. Funk
                                                  --------------------------
                                                  Michael S. Funk
                                                  Chief Executive Officer

                                                  November 19, 2002

Explanatory Note Regarding Certification. Representations 4, 5 and 6 consistent with the Transition Provisions of Securities and Exchange Commission Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K/A since this Annual Report on Form 10-K/A covers a period ending before the Effective Date of such Release.

Certification of Chief Financial Officer

      I, Todd Weintraub, hereby certify that:

            1. I have reviewed this annual report on Form 10-K/A of United Natural Foods, Inc., a Delaware corporation (the "Company");

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

                                                  /s/ Todd Weintraub
                                                  --------------------------
                                                  Todd Weintraub
                                                  Chief Financial Officer

                                                  November 19, 2002

      Explanatory Note Regarding Certification. Representations 4, 5 and 6 consistent with the Transition Provisions of Securities and Exchange Commission Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K/A since this Annual Report on Form 10-K/A covers a period ending before the Effective Date of such Release.