Form 10-Q
period 2002-10-31
UNITED NATURAL FOODS INC
filed 2002-12-13
CIK 1020859

================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

                                   (Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002

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

Yes |X|           No |_|

As of December 3, 2002 there were 19,111,067 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

================================================================================

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2002

TABLE OF CONTENTS



Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 31, 2002 and
         July 31, 2002                                                         3

         Consolidated Statements of Operations for the quarters ended
         October 31, 2002 and 2001                                             4

         Consolidated Statements of Cash Flows for the quarters ended
         October 31, 2002 and 2001                                             5

         Notes to Consolidated Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            18

Item 4.  Controls and Procedures                                              18

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     19

         Signatures                                                           20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               October 31,     July 31,
(In thousands, except per share amounts)                          2002           2002

ASSETS
Current assets:
    Cash                                                        $   4,399    $  11,184
    Accounts receivable, net                                       86,418       84,303
    Notes receivable, trade                                           474          513
    Inventories                                                   150,386      131,932
    Prepaid expenses                                                6,144        4,493
    Deferred income taxes                                           4,612        4,612
    Refundable income taxes                                            --           58
                                                                ---------    ---------
       Total current assets                                       252,433      237,095

Property & equipment, net                                          92,415       82,702

Other assets:
    Notes receivable, trade, net                                    1,365          956
    Goodwill                                                       45,049       31,399
    Covenants not to compete, net                                     221          248
    Deferred taxes                                                    800          800
    Other, net                                                      1,453        1,257
                                                                ---------    ---------
       Total assets                                             $ 393,736    $ 354,457
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                              $ 118,186    $ 106,109
    Current installments of long-term debt                          1,593        1,658
    Current installment of obligations under capital leases           783        1,037
    Accounts payable                                               67,566       52,789
    Accrued expenses                                               20,225       18,185
    Financial instruments                                           7,326        5,620
    Income taxes payable                                            1,838           --
                                                                ---------    ---------
       Total current liabilities                                  217,517      185,398

  Long-term debt, excluding current installments                   10,867        7,677
  Obligations under capital leases, excluding current
       installments                                                   936          995
                                                                ---------    ---------
       Total liabilities                                          229,320      194,070
                                                                ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000 shares,
        none issued and outstanding                                    --           --
    Common stock, $.01 par value, authorized 50,000 shares,
        issued and outstanding 19,110 at October 31, 2002;
        issued and outstanding 19,106 at July 31, 2002                191          191
    Additional paid-in capital                                     79,716       79,711
    Unallocated shares of ESOP                                     (2,054)      (2,094)
    Retained earnings                                              86,563       82,579
                                                                ---------    ---------
       Total stockholders' equity                                 164,416      160,387
                                                                ---------    ---------

Total liabilities and stockholders' equity                      $ 393,736    $ 354,457
                                                                =========    =========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Quarter Ended
                                                               October 31,
                                                               -----------

(In thousands, except per share data)                       2002          2001
                                                            ----          ----

Net sales                                                $ 310,993      $280,315
Cost of sales                                              250,157       225,314
                                                         ---------      --------
             Gross profit                                   60,836        55,001

Operating expenses                                          50,843        45,024
Amortization of intangibles                                     38            64
             Operating expenses                             50,881        45,088

                                                         ---------      --------
             Operating income                                9,955         9,913
                                                         ---------      --------

Other expense (income):
      Interest expense                                       1,847         1,746
      Change in fair value of financial
      instruments                                            1,706         3,787
      Other, net                                              (238)           44
                                                         ---------      --------
             Total other expense                             3,315         5,577
                                                         ---------      --------

Income before income taxes                                   6,640         4,336

Income taxes                                                 2,656         1,734

                                                         ---------      --------
             Net income                                  $   3,984      $  2,602
                                                         =========      ========

Per share data (basic):

Net income                                               $    0.21      $   0.14
                                                         =========      ========

Weighted average shares of common stock                     19,106        18,665
                                                         =========      ========

Per share data (diluted):

Net income                                               $    0.20      $   0.14
                                                         =========      ========

Weighted average shares of common stock                     19,434        19,060
                                                         =========      ========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Quarter Ended
                                                                    October 31,
                                                                    -----------
(In thousands)                                                   2002        2001
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  3,984    $  2,602
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               2,370       1,814
    Change in fair value of financial instruments               1,706       3,787
    Gain (loss) on disposals of property and equipment              9          (3)
    Deferred income tax benefit                                    --        (287)
    Provision for doubtful accounts                             1,060         513
    Changes in assets and liabilities:
         Accountsreceivable                                      (227)     (9,487)
         Inventory                                             (4,111)    (14,208)
         Prepaidexpenses                                       (1,404)       (643)
         Refundableincometaxes                                     58         366
         Otherassets                                              758        (727)
         Notesreceivable,trade                                     95         141
         Accountspayable                                        9,303      19,532
         Accruedexpenses                                          750       6,038
         Incometaxespayable                                     1,805       2,006
                                                             --------------------
      Net cash provided by operating activities                16,156      11,444
                                                             --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired    (29,960)         --
    Proceeds from sale of property and equipment                   33          16
    Capital expenditures                                       (4,313)     (4,360)
                                                             --------------------
      Net cash used in investing activities                   (34,240)     (4,344)
                                                             --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                          12,077      12,184
    Repayments of long-term debt                                 (470)    (20,188)
    Principal payments of capital lease obligations              (312)       (299)
    Proceeds from exercise of stock options                         4         119
                                                             --------------------
      Net cash provided by (used in) financing activities      11,299      (8,184)
                                                             --------------------

NET DECREASE IN CASH                                           (6,785)     (1,084)
Cash at beginning of period                                    11,184       6,393
                                                             --------------------
Cash at end of period                                        $  4,399    $  5,309
                                                             ====================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                            $  1,823    $  1,629
                                                             ====================
         Income taxes                                        $    819    $    196
                                                             ====================

In the quarter ended October 31, 2002 and 2001, the Company incurred $0 and $628, respectively, of capital lease obligations.

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Natural Foods, Inc. (the "Company") and its wholly owned subsidiaries. The Company is a distributor and retailer of natural and organic foods and related products and sells its products throughout the United States.

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing its effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for it to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

The Company recorded $1.7 million and $3.8 million of expense for the quarters ended October 31, 2002 and October 31, 2001, respectively, on its interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

3. STOCK OPTION PLANS

The Company has adopted Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value based method or continue to measure compensation expense using the intrinsic value method. The Company has elected to continue to apply Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". If the fair value method of accounting had been used for the periods ended October 31, 2002 and October 31, 2001, net income would have been $3.2 million and $2.0 million, respectively, basic earnings per share would have been $0.17 and $0.11, respectively, and diluted earnings per share would have been $0.17 and $0.11, respectively. The fair value of each option grant was estimated using the Black-Sholes Option Pricing Model with the following weighted average assumptions for the periods ended October 31, 2002 and October 31, 2001: dividend yields of 0.0% for both periods, risk free interest rates of 3.3% and 4.7%, respectively, and expected lives of five years for both periods. The expected volatility was 63.0% and 64.0%, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options". A total of 1,400,000 shares of common stock may be issued upon the exercise of options granted under the 2002 Stock Option Plan. In the quarter ended October 31, 2002, the Company granted 25,000 shares under the 1996 Stock Option Plan. On December 3, 2002, the Company granted approximately 490,000 under the 2002 Stock Incentive Plan.

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                                Quarter Ended
                                                                 October 31,
                                                                 -----------

(In thousands)                                                  2002       2001
                                                                ----       ----

Basic weighted average shares outstanding                     19,106     18,665

Net effect of dilutive stock options based
   upon the treasury stock method                                328        395
                                                              ------     ------

Diluted weighted average shares outstanding                   19,434     19,060
                                                              ======     ======

Antidilutive stock options were 0 and 150 for the quarters ended October 31, 2002 and 2001, respectively.

5. ACQUISITION

On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative ("Blooming Prairie"), a distributor of natural foods and related products in the Midwest region of the United States, for cash consideration of $30 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Blooming Prairie have been included in the accompanying condensed consolidated financial statements of the Company beginning with the acquisition date. Based on a preliminary purchase price allocation, the Company has recorded goodwill of $13.7 million related to this acquisition.

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

Following is business segment information for the periods indicated:

                                     Distribution      Other       Eliminations   Consolidated
                                     ------------      -----       ------------   ------------
Quarter Ended October 31, 2002
Net sales                              $299,087      $ 16,890       $  (4,984)      $310,993
Operating income (loss)                $ 11,415      $ (1,411)      $     (49)      $  9,955
Depreciation and amortization          $  2,046      $    324       $      --       $  2,370
Capital expenditures                   $  3,914      $    399       $      --       $  4,313
Total assets                           $525,210      $ 46,841       $(178,315)      $393,736

Quarter Ended October 31, 2001
Net sales                              $269,992      $ 15,501       $  (5,178)      $280,315
Operating income (loss)                $ 10,423      $   (506)      $      (4)      $  9,913
Depreciation and amortization          $  1,571      $    243       $      --       $  1,814
Capital expenditures                   $  3,994      $    366       $      --       $  4,360
Total assets                           $466,034      $  2,187       $(141,328)      $326,893

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into four principal units: United Natural Foods, Inc in the Eastern Region, Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc in the Western Region, Blooming Prairie in the Midwest and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural products retail stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, our Hershey Import subsidiary is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the four regions; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications among physical locations and regions; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion and relocation of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities located in Auburn, California, New Oxford, Pennsylvania, Los Angeles, California, and the relocation of our Atlanta, Georgia facility. At the end of fiscal year 2002, the increased capacity of our distribution centers was approximately 1,000,000 square feet greater than it was five years ago.

We are in the process of expanding our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. This will enable us to service existing and new customers, integrate our pending acquisition of Northeast Cooperatives into existing facilities, provide more product diversity, and enable us to better balance products among our distribution centers in our Eastern Region. While operating margins may be affected in periods in which these expenses are incurred, over the long term we expect to benefit from the increased absorption of our expenses over a larger sales base. In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002, we acquired substantially all of the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. On October 23, 2002, we signed an agreement to purchase Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States. Northeast Cooperatives, headquartered in Brattleboro, Vermont, and in business since 1973, had approximately $125 million in sales for the latest twelve months. Consummation of the transaction is contingent upon customary closing conditions, approval by the members of Northeast Cooperatives, and approval from Northeast Cooperatives' lenders by December 14, 2002.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results, and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of accounts receivable valuation and the valuation of goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $86.4 million, net of allowance for doubtful accounts of $6.5 million, and $84.3 million, net of allowance for doubtful accounts of $5.8 million, as of October 31, 2002 and July 31, 2002, respectively. Our notes receivable balance was $1.8 million, net of allowance for doubtful accounts of $0.7 million, and $1.5 million, net of allowance of $0.2 million, as of October 31, 2002 and July 31, 2002, respectively.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value, and are amortized using the straight-line method over the lives of the respective agreements, generally five years. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on August 1, 2001. Goodwill is no longer amortized and is tested annually for impairment. There can be no assurance that at our annual review a material impairment charge will not be recorded.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                                Quarter Ended
                                                                 October 31,
                                                              ------------------
                                                              2002        2001
                                                              ------------------

Net sales                                                     100.0%     100.0%
Cost of sales                                                  80.4%      80.4%
                                                              ------------------
              Gross profit                                     19.6%      19.6%
                                                              ------------------

Operating expenses                                             16.3%      16.1%
                                                              ------------------
             Total operating expenses                          16.4%      16.1%
                                                              ------------------

             Operating income                                   3.2%       3.5%
                                                              ------------------

Other expense (income):
      Interest expense                                          0.6%       0.6%
      Change in value of financial instruments                  0.5%       1.4%
      Other, net                                              (0.1)%       0.0%
                                                              ------------------
      Total other expense                                       1.1%       2.0%
                                                              ------------------

      Income before income taxes                                2.1%       1.5%

Income taxes                                                    0.9%       0.6%
                                                              ------------------

             Net income                                         1.3%       0.9%
                                                              ==================

The following table presents, for the periods indicated, a reconciliation of income and per share items including special items to income and per share items excluding special items:

--------------------------------------------------------------------------------
Quarter Ended October 31, 2002                 Pretax                Per diluted
(in thousands, except per share data)          Income    Net of Tax     share

Income, excluding special items:                $8,920     $5,352       $0.28
Less:  special items
Interest rate swap agreements (change in
  value of financial instruments)                1,706      1,023        0.05
Costs related to loss of major customer
  (included in operating expenses)                 574        345        0.02

--------------------------------------------------------------------------------
Income, including special items:                $6,640     $3,984       $0.20
================================================================================

--------------------------------------------------------------------------------
Quarter Ended October 31, 2001                 Pretax                Per diluted
(in thousands, except per share data)          Income    Net of Tax     share

Income, excluding special items:                $8,180     $4,908       $0.26
Less:  special items
Interest rate swap agreement (change in
  value of financial instruments)                3,787      2,272        0.12
Costs related to relocating distribution
  center (included in operating expenses)           57         34          --

--------------------------------------------------------------------------------
Income, including special items:                $4,336     $2,602       $0.14
================================================================================

Quarter Ended October 31, 2002 Compared To Quarter Ended October 31, 2001

Net Sales.

Our net sales increased approximately 10.9%, or $30.7 million, to $311.0 million for the quarter ended October 31, 2002 from $280.3 million for the quarter ended October 31, 2001. This increase was due primarily to growth in the independent and mass-market distribution channels of approximately 11.8% and 21.4%, respectively. The supernatural distribution channel increased approximately 5.5%. Included in these increases are sales from the Blooming Prairie division, acquired on October 11, 2002, and Boulder Fruit Express, acquired on November 7, 2001. Sales growth for the quarter, excluding the effect of acquisitions, was 6.5%. Sales growth was also impacted by the transition of the Company's second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales growth excluding these acquisitions and the impact of this transition was 16.5%.

Sales to our two largest customers, Whole Foods Market, Inc. and Wild Oats, Inc., represented approximately 22.8% and 6.1%, respectively, of net sales for the quarter ended October 31, 2002. Whole Foods Market, Inc. represented approximately 17.7% and Wild Oats, Inc. represented approximately 14.3% of net sales for the quarter ended October 31, 2001. Whole Foods Market, Inc. has extended its current distribution arrangement through August 31, 2004. In addition, Whole Foods Market, Inc. is a member of Blooming Prairie Cooperative Warehouse, which we recently acquired, and we expect Whole Foods Market, Inc. to represent approximately 25% of our total sales in fiscal 2003. Our contract as primary distributor to Wild Oats, Inc. was not renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $12 million to $20 million in fiscal 2003. We believe sales growth for the quarter ending January 31, 2003 will be in the 9% to 12% range. We believe sales growth excluding acquisitions and the effects of losing Wild Oats to a new primary distributor will be in the mid-teens.

Gross Profit.

Our gross profit increased approximately 10.6%, or $5.8 million, to $60.8 million for the quarter ended October 31, 2002 from $55.0 million for the quarter ended October 31, 2001. Our gross profit as a percentage of net sales was 19.6% for the quarters ended October 31, 2002 and October 31, 2001. We expect our gross margin as a percentage of sales to be in the mid- to high 19% range for the remainder of fiscal 2003.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 11.7%, or $5.3 million, to $50.3 million for the quarter ended October 31, 2002 from $45.0 million for the quarter ended October 31, 2001. As a percentage of net sales, operating expenses, excluding special charges, increased to 16.2% for the quarter ended October 31, 2002 from 16.1% for the quarter ended October 31, 2001. The increase in operating expenses was due primarily to lower productivity and higher than expected operating expenses since relocating the operations at our Hershey Import division during our last fiscal quarter. We also experienced increases in workers' compensation and commercial automobile insurance premiums. The insurance premium market is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. Operating expenses for the quarter ended October 31, 2002 included special charges of $0.6 million related to the transition of our second largest customer to a new primary distributor and consisted primarily of severance and expenses related to the transfer of private label inventory. Operating expenses for the quarter ended October 31, 2001 included special charges of $0.1 million related to the relocation of our Atlanta, Georgia distribution facility. Operating expenses, including special charges, increased approximately 12.8%, or $5.8 million, to $50.9 million from $45.1 million for the quarter ended October 31, 2001. As a percentage of sales, operating expenses, including special charges, increased to 16.4% for the quarter ended October 31, 2002 from 16.1% for the quarter ended October 31, 2001. We expect operating expenses as a percentage of sales to be in the low to mid-16% range for the fiscal year 2003 due to absorption of fixed costs over a lower sales base as our Wild Oats, Inc. business is reduced and we integrate our Blooming Prairie acquisition. We expect to incur additional special charges as we increase our warehouse capacity.

Operating Income.

Operating income, excluding the special charges discussed above, increased $0.5 million to $10.5 million for the quarter ended October 31, 2002 from $10.0 million for the quarter ended October 31, 2001. As a percentage of sales, operating income, excluding special charges, decreased to 3.4% for the quarter ended October 31, 2002 compared to 3.6% for the quarter ended October 31, 2001. Operating income, including special charges, was $10.0 million for the quarter ended October 31, 2002 and $9.9 million for the quarter October 31, 2001.

Other Expense (Income).

Other expense, excluding the change in fair value of financial instruments, decreased $0.2 million to $1.6 million for the quarter ended October 31, 2002 from $1.8 million for the quarter ended October 31, 2001. Interest expense for the quarter ended October 31, 2002 was $1.8 million compared to $1.7 million for the quarter ended October 31, 2001. This increase in interest expense is due to higher debt levels substantially offset by lower interest rates. Other expense, including the change in fair value of financial instruments, decreased $2.3 million to $3.3 million for the quarter ended October 31, 2002 from $5.6 million for the quarter ended October 31, 2001. This decrease was primarily due to the decrease in the change in fair value on our interest rate swap agreements and related option agreements. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended October 31, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $0.5 million to $5.4 million, or $0.28 per diluted share, for the quarter ended October 31, 2002, compared to $4.9 million, or $0.26 per diluted share, for the quarter ended October 31, 2001. Net income, including special charges, increased $1.4 million to $4.0 million, or $0.20 per diluted share, for the quarter ended October 31, 2002, compared to $2.6 million, or $0.14 per diluted share, for the quarter ended October 31, 2001. We expect earnings per diluted share, excluding any special items, to be in the range of $0.26 to $0.28 for the second quarter of fiscal 2003, and to be in the range of $1.18 to $1.20 for all of fiscal 2003.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. Our secured revolving credit facility is $150 million. Interest accrues, at the Company's option, either at the New York Prime Rate or 1.50% above the banks' London Interbank Offered Rate. On October 23, 2002, we arranged for a temporary borrowing base increase of $15.0 million secured by real estate which increased our net borrowing base to $150 million with an unused availability of $25.1 million. Additionally, we expect to procure $30.0 million in additional long-term financing secured by our real estate during our second quarter.

Net cash provided by operations was $16.2 million for the quarter ended October 31, 2002, and was the result of cash collected from customers net of cash paid to vendors, partially offset by investments in inventory. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs. Days in inventory increased to 52 days at October 31, 2002 from 48 days at October 31, 2001. Days sales outstanding at October 31, 2002 was 29 days compared to 31 days at October 31, 2001. Net cash provided by operations was $11.4 million for the quarter ended October 31, 2001 and was due to cash collected from customers, net of cash paid to vendors, exceeding our investments in accounts receivable and inventory. Working capital at October 31, 2002 was $35.0 million.

Net cash used in investing activities was $34.2 million for the quarter ended October 31, 2002, and was due primarily to the purchase of substantially all the assets of Blooming Prairie, headquartered in Iowa City, Iowa, and the initial costs of the expansion of our Chesterfield, New Hampshire facility. Net cash used in investing activities was $4.3 million for the same period last year, and was due primarily to the development of our new Atlanta and Los Angeles facilities.

Net cash provided by financing activities was $11.3 million for the quarter ended October 31, 2002, due to increased borrowings on our line of credit and our equipment financing lines, offset by repayment of long-term debt. Net cash used in financing activities was $8.2 million for the quarter ended October 31, 2001, due to increased borrowings on our line of credit offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. LIBOR was 1.81% as of July 31, 2002. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

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

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section.

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products, including our acquisition of substantially all of the assets of Blooming Prairie Cooperative Warehouse on October 11, 2002. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

      the optimization of delivery routes,

      coordination of administrative, distribution and finance functions,

      the integration of management information systems and personnel and maintaining customer base.

The integration process could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. We may also lose key employees of the acquired company. There can be no assurance that we will realize any of the anticipated benefits of mergers.

Access to capital and the cost of that capital

On October 23, 2002, we arranged for a temporary borrowing base increase of $15.0 million secured by real estate which increased our net borrowing base to $150 million with an unused availability of $25.1 million. Additionally, we expect to procure $30.0 million in additional long-term financing secured by our real estate during our second quarter. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

We may have difficulty in managing our growth

The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth is limited in part by the size and location of our distribution centers. There can be no assurance that we will be able to successfully expand our existing distribution facilities or open distribution facilities in new or existing markets to facilitate growth. In addition, our growth strategy to expand our market presence includes possible additional acquisitions. To the extent our future growth includes acquisitions, there can be no assurance that we will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products, as well as specialty grocery and mass-market grocery distributors. There can be no assurance that mass-market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These mass-market grocery distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than us, to evolving industry trends or changing market conditions. It is also possible that alliances among competitors may develop or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our current distribution arrangement with our top customer, Whole Foods Market, Inc., is effective through August 31, 2004. On June 19, 2002, we announced that our contract as primary distributor to Wild Oats, Inc. would not be renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $12 million to $20 million from such distribution in fiscal 2003. Whole Foods Market, Inc. and Wild Oats, Inc. accounted for approximately 22.8% and 6.1%, respectively, of our net sales during the quarter ended October 31, 2002. On October 11, 2002, we acquired substantially all of the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. Whole Foods Market, Inc. is a member of Blooming Prairie and we expect Whole Foods Market, Inc. to represent approximately 25% of our total sales in fiscal 2003. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, Inc. could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

Our profit margins may decrease due to consolidation in the grocery industry

The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry, and the growth of super natural chains, may reduce our profit margins in the future as more customers qualify for greater volume discounts.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chief Executive Officer, Steven H. Townsend, President, Todd Weintraub, Chief Financial Officer, Kevin Michel, President of the Western Region, Daniel V. Atwood, Senior Vice President and Secretary, Richard Antonelli, Eastern Region President and other key management employees. We announced on December 3, 2002, that Steven H. Townsend has been appointed to the position of President and Chief Executive Officer effective January 1, 2003. Michael S. Funk, currently United Natural Foods' Chief Executive Officer and Vice Chair of the Board, has been elected Chair of the Board of Directors. Loss of the services of any additional officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period as a result of:

      changes in our operating expenses,

      management's ability to execute our business and growth strategies,

      personnel changes,

      demand for natural products,

      supply shortages,

      general economic conditions,

      changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues,

      fluctuation of natural product prices due to competitive pressures,

      lack of an adequate supply of high quality agricultural products due to poor growing conditions, natural disasters or otherwise,

      volatility in prices of high quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions, while the operations of the acquired businesses are being integrated into our operations.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful, and that such comparisons cannot be relied upon as indicators of future performance.

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

Union-organizing activities could cause labor relations difficulties

As of October 31, 2002, approximately 381 employees, representing approximately 13% of our approximately 2,950 employees, were union members. We have in the past been the focus of union organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

-----------------------------------------------------------------------
Exhibit  No.    Description                                Page
-----------------------------------------------------------------------
99.1            Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002 - CEO
-----------------------------------------------------------------------
99.2            Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002 - CFO
-----------------------------------------------------------------------
99.3            Third Amendment to Loan and Security with
                Fleet Capital Corporation dated October
                17, 2002.
-----------------------------------------------------------------------
99.4            Fourth Amendment to Loan and Security
                with Fleet Capital Corporation dated
                October 23, 2002.
-----------------------------------------------------------------------
99.5            Employment Agreement between Steven H.
                Townsend and United Natural Foods, Inc.
-----------------------------------------------------------------------

Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on August 7, 2002.

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


Dated:  December 13, 2002

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

Certification of Chief Executive Officer

      I, Michael S. Funk, hereby certify that:

            1. I have reviewed this quarterly report on Form 10-Q of United Natural Foods, Inc., a Delaware corporation (the "Company").

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

            4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

            5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

            6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Michael S. Funk
                                                    --------------------------
                                                    Michael S. Funk
                                                    Chief Executive Officer

                                                    December 13, 2002

Certification of Chief Financial Officer

      I, Todd Weintraub, hereby certify that:

            1. I have reviewed this quarterly report on Form 10-Q of United Natural Foods, Inc., a Delaware corporation (the "Company").

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

            4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Company and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

            5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

            6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /s/ Todd Weintraub
                                                    -----------------------
                                                    Todd Weintraub
                                                    Chief Financial Officer

                                                    December 13, 2002