Form 10-Q
period 2003-01-31
UNITED NATURAL FOODS INC
filed 2003-03-17
CIK 1020859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number: 000-21531

UNITED NATURAL FOODS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware                                       05-0376157
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

260 Lake Road, Dayville, CT                    06241
(Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code:  860-779-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of March 6, 2003 there were 19,151,441 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2003

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of January 31, 2003 and
           July 31, 2002                                                      3

           Consolidated Statements of Operations for the three and six
           months ended January 31, 2003 and 2002                             4

           Consolidated Statements of Cash Flows for the six months ended
           January 31, 2003 and 2002                                          5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          21

Item 4.    Controls and Procedures                                            21

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 6.    Exhibits and Reports on Form 8-K                                   22

           Signatures                                                         23

           Certifications                                                     24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 January         July
(In thousands, except per share amounts)                        31, 2003      31, 2002

ASSETS
Current assets:
    Cash                                                      $   11,827    $   11,184
    Accounts receivable, net                                      84,785        84,303
    Notes receivable, trade                                          448           513
    Inventories                                                  151,696       131,932
    Prepaid expenses                                               7,790         4,493
    Deferred income taxes                                          4,612         4,612
    Refundable income taxes                                          303            58
                                                              ----------    ----------
       Total current assets                                      261,461       237,095

Property & equipment, net                                         97,956        82,702

Other assets:
    Notes receivable, trade, net                                   2,954           956
    Goodwill                                                      60,564        31,399
    Intangibles, net                                               1,286           248
    Other, net                                                     2,184         2,057
                                                              ----------    ----------
       Total assets                                           $  426,405    $  354,457
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                            $  137,501    $  106,109
    Current installments of long-term debt                         1,595         1,658
    Current installment of obligations under capital leases          923         1,037
    Accounts payable                                              70,342        52,789
    Accrued expenses                                              26,715        18,185
    Financial instruments                                          7,099         5,620
                                                              ----------    ----------
       Total current liabilities                                 244,175       185,398

Long-term debt, excluding current installments                    10,481         7,677
Obligations under capital leases, excluding current
    installments                                                   1,365           995
                                                              ----------    ----------
       Total liabilities                                         256,021       194,070
                                                              ----------    ----------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 5,000
      shares, none issued and outstanding                             --            --
    Common stock, $.01 par value, authorized 50,000
      shares, issued and outstanding 19,135 at
      January 31, 2003;
      issued and outstanding 19,106 at July 31, 2002                 191           191
    Additional paid-in capital                                    80,135        79,711
    Unallocated shares of ESOP                                    (2,013)       (2,094)
    Retained earnings                                             92,071        82,579
                                                              ----------    ----------
       Total stockholders' equity                                170,384       160,387
                                                              ----------    ----------

Total liabilities and stockholders' equity                    $  426,405    $  354,457
                                                              ==========    ==========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Quarter Ended           Six Months Ended
                                                   January 31,              January 31,

(In thousands, except per share
data)                                            2003         2002         2003         2002
                                              ---------    ---------    ---------    ---------

Net sales                                     $ 338,447    $ 285,461    $ 649,440    $ 565,776
Cost of sales                                   272,360      228,949      522,518      454,263
                                              ---------    ---------    ---------    ---------
                Gross profit                     66,087       56,512      126,922      111,513

                Operating expenses               55,178       47,258      106,020       92,282

Restructuring and asset impairment charges           --          424           --          424

Amortization of intangibles                          66           13          104           77
                                              ---------    ---------    ---------    ---------
                Total Operating expenses         55,244       47,695      106,124       92,783
                                              ---------    ---------    ---------    ---------

                Operating income                 10,843        8,817       20,798       18,730
                                              ---------    ---------    ---------    ---------

Other expense (income):
         Interest expense                         2,072        1,643        3,919        3,389
         Change in fair value of financial
           instruments                             (226)      (1,358)       1,479        2,429
         Other, net                                (183)        (158)        (420)        (114)
                                              ---------    ---------    ---------    ---------
                Total other expense               1,663          127        4,978        5,704
                                              ---------    ---------    ---------    ---------

Income before income taxes                        9,180        8,690       15,820       13,026

Income taxes                                      3,672        3,476        6,328        5,210
                                              ---------    ---------    ---------    ---------
                Net income                    $   5,508    $   5,214    $   9,492    $   7,816
                                              =========    =========    =========    =========

Per share data (basic):

Basic earnings per share                      $    0.29    $    0.28    $    0.50    $    0.42
                                              =========    =========    =========    =========

Weighted average shares of common stock          19,119       18,915       19,113       18,790
                                              =========    =========    =========    =========

Per share data (diluted):

Diluted earnings per share                    $    0.28    $    0.27    $    0.49    $    0.41
                                              =========    =========    =========    =========

Weighted average shares of common stock          19,526       19,371       19,471       19,217
                                              =========    =========     ========    =========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              Six Months Ended
                                                                January 31,
                                                              ----------------
(In thousands)                                                2003        2002
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,492    $  7,816
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             5,051       3,783
    Change in fair value of financial instruments             1,479       2,429
    (Gain) Loss on disposals of property and equipment           (6)        296
    Deferred income tax benefit                                  --        (605)
    Provision for doubtful accounts                           1,699       1,045
    Changes in assets and liabilities, net of effects of
    acquired companies:
        Accounts receivable                                   5,242     (10,280)
        Inventory                                             2,934     (15,864)
        Prepaid expenses                                     (1,328)       (307)
        Refundable income taxes                                (246)       (426)
        Other assets                                         (1,603)     (1,348)
        Notes receivable, trade                              (1,467)       (182)
        Accounts payable                                      2,658      14,083
        Accrued expenses                                      1,331       5,842
                                                           --------------------
      Net cash provided by operating activities              25,236       6,282
                                                           --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash
    acquired                                                (43,724)         65
    Proceeds from sale of property and equipment                 47          21
    Capital expenditures                                    (11,221)    (20,437)
                                                           --------------------
      Net cash used in investing activities                 (54,898)    (20,351)
                                                           --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                        31,392      31,961
    Repayments of long-term debt                               (854)    (20,411)
    Principal payments of capital lease obligations            (657)       (543)
    Proceeds from exercise of stock options                     424       1,448
                                                           --------------------
      Net cash provided by financing activities              30,305      12,455
                                                           --------------------

NET INCREASE (DECREASE) IN CASH                                 643      (1,614)
Cash at beginning of period                                  11,184       6,393
                                                           --------------------
Cash at end of period                                      $ 11,827    $  4,779
                                                           ====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                           $  3,798    $  3,299
                                                           ====================
        Income taxes                                       $  3,911    $  7,095
                                                           ====================

In the six months ended January 31, 2003 and 2002, the Company incurred $0 and $628, respectively, of capital lease obligations. In the six months ended January 31, 2002 the fair value of common stock issued for the acquisition of subsidiary was $4,250.

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003 (UNAUDITED)

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing its effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for it to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. LIBOR was 1.35% as of January 31, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

The Company recorded $0.2 million of income for the quarter ended January 31, 2003 on its interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments. For the six months ended January 31, 2003 and 2002, the company recorded $1.5 million and $2.4 million, respectively, of expense on its interest rate swap agreements and related option agreements.

3. STOCK OPTION PLANS

At January 31, 2003, the Company had two stock option plans. As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation," the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation costs has been reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

(in thousands, except per     Quarter ended January 31,   Six months ended January 31,
share data)
                               2003               2002     2003                  2002

Net income - as reported       $5,508           $5,214     $9,492             $7,816
                               ------           ------     ------             ------
Deduct:
Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects      917              745      1,687              1,336
                               ------           ------     ------             ------
Net income - pro forma         $4,591           $4,469     $7,805             $6,480
                               ------           ------     ------             ------

Basic earnings per share
      As reported               $0.29            $0.28      $0.50              $0.42
                               ------           ------     ------             ------
       Pro forma                $0.24            $0.24      $0.41              $0.34
                               ------           ------     ------             ------

Diluted earnings per share
      As reported               $0.28            $0.27      $0.49              $0.41
                               ------           ------     ------             ------
       Pro forma                $0.24            $0.23      $0.40              $0.34
                               ------           ------     ------             ------

The effects of applying SFAS No. 123 and SFAS No. 148 in this pro forma disclosure are not necessarily indicative of future amounts. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

                          Quarter ended January 31, Six months ended January 31,
                          2003             2002       2003           2002
                          ----             ----       ----           ----

Expected volatility       62.0%            64.0%      62.0%          64.0%
Dividend yield            0.0%             0.0%       0.0%           0.0%
Risk-free interest rate   3.3%             4.7%       3.3%           4.7%
Expected life             5 years          5 years    5 years        5 years

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options". In the quarter ended January 31, 2003, the Company granted approximately 34,000 shares under the 1996 Stock Option Plan and approximately 457,496 under the 2002 Stock Incentive Plan.

The following table summarizes the stock option activity of the 1996 Stock Option Plan since its inception through January 31, 2003:

                           Shares
-----------------------------------------
Authorized                 2,500,000
Granted                    3,076,100
Cancelled                    576,100
                          ----------
Remaining authorized          --
-----------------------------------------


The following table summarizes the stock option activity of the 2002 Stock Incentive Plan since its inception through January 31, 2003:

                          Shares
-----------------------------------------
Authorized                1,400,000
Granted                     457,496
Cancelled                         0
                         ----------
Remaining authorized        942,504
-----------------------------------------

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                           Quarter Ended      Six Months Ended
                                             January 31,         January 31,

(In thousands)                             2003      2002      2003      2002
                                           ----      ----      ----      ----

Basic weighted average shares
outstanding                              19,119    18,915    19,113    18,790
Net effect of dilutive stock
options based upon the treasury
stock method                                407       456       358       427
                                         ------    ------    ------    ------

Diluted weighted average shares
outstanding                              19,526    19,371    19,471    19,217
                                         ======    ======    ======    ======

Employee stock options to purchase approximately 0.3 million and 0.4 million shares in the quarters ended January 31, 2003 and January 31, 2002, respectively, and 0.7 million shares and 0.2 million shares in the six months ended January 31, 2003 and January 31, 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

5. ACQUISITIONS

On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative ("Blooming Prairie"), a distributor of natural foods and related products in the Midwest region of the United States, for cash consideration of $29.6 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Blooming Prairie have been included in the accompanying condensed consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $13.5 million related to this acquisition. Blooming Prairie Cooperative carries and distributes approximately 15,000 products to more than 2,700 customers primarily in the Midwest region of the United States. Blooming Prairie serves a wide variety of retail formats including conventional supermarket chains, natural product superstores, independent retail operators, cooperatives and buying clubs. The acquisition of Blooming Prairie will help the Company to achieve its stated goal of broadening its presence and increasing its penetration in the growing Midwest market. Blooming Prairie's two strategically located distribution facilities in Iowa and Minnesota will enable the company to broaden its market share in this region cost effectively.

On December 31, 2002, the Company acquired by merger privately held Northeast Cooperatives, a natural food distributor, headquartered in Brattleboro, Vermont, which services customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Northeast Cooperatives have been included in the accompanying condensed consolidated financial statements of the Company beginning with the acquisition date. Based on a preliminary purchase price allocation, the Company has recorded goodwill of $15.7 million related to this acquisition, reflecting the cost of the acquisition and additional liabilities recorded. Northeast Cooperatives carries and distributes over 14,000 products to approximately 2,800 customers primarily in the Northeast region of the United States. Northeast Cooperatives serves a wide variety of retail formats including conventional supermarket chains, natural product superstores, independent retail operators, cooperatives, institutions and buying clubs. The addition of Northeast Cooperatives will provide the Company with an expanded customer base, new channels of distribution and significant synergies as it consolidates the Northeast Cooperatives operation into its expanded Chesterfield, New Hampshire distribution facility during the summer of 2003.

The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2002. These pro forma results are not necessarily indicative of the results that will occur in future periods.

(In thousands except per             Quarter ended         Six months ended
share data)                            January 31,           January 31,
                                    2003        2002       2003       2002
                                   --------   --------   --------   --------
                                  Pro forma  Pro forma   Pro forma  Pro forma

Net sales                          $360,383   $346,556   $729,734   $684,849

Income before income taxes            8,373      8,594     15,091     12,183
                                   --------   --------   --------   --------

Net income                            5,024      5,156      9,055      7,310
                                   ========   ========   ========   ========

Basic earnings per common share:
Net income                         $   0.26   $   0.27   $   0.47   $   0.39
                                   ========   ========   ========   ========

Diluted earnings per share:
Net income                         $   0.26   $   0.27   $   0.47   $   0.38
                                   ========   ========   ========   ========

6. BUSINESS SEGMENTS

The Company has several operating segments aggregated under the distribution segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods, produce and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaged in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in the "Other" caption in the segment information. The "Other" caption also includes corporate expenses that are not allocated to operating segments.

Following is business segment information for the periods indicated:

                                  Distribution     Other       Eliminations    Consolidated
                                  ------------     -----       ------------    ------------

Six Months Ended January 31, 2003

Net sales                           $626,243      $ 33,209       $ (10,012)      $649,440

Operating income (loss)             $ 23,916      $ (3,079)      $     (39)      $ 20,798

Depreciation and amortization       $  4,399      $    652       $      --       $  5,051

Capital expenditures                $ 10,654      $    567       $      --       $ 11,221

Total assets                        $572,769      $ 46,160       $(192,524)      $426,405

Six Months Ended January 31, 2002

Net sales                           $544,451      $ 31,838       $ (10,513)      $565,776

Operating income (loss)             $ 19,971      $ (1,266)      $      25       $ 18,730

Depreciation and amortization       $  3,280      $    503              --       $  3,783

Capital expenditures                $ 19,952      $    485       $      --       $ 20,437

Total assets                        $456,601      $ 37,484       $(144,858)      $349,227

7. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Emerging Issues Task Force issue No. 02-16 (EITF 0-2-16) "Accounting by a Reseller for Cash Consideration Received," becomes effective for the Company during the third quarter of fiscal 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor. The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of sales and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to sell the vendor's products and therefore, a reduction of advertising expense. The Company's current accounting for funds received from vendors is consistent with that proposed under EITF 02-16; therefore, this issue will not have a material effect on the Company's consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective and the accounting requirements are effective January 1, 2003. FIN 45 requires all guarantees and indemnifications within its scope to be recorded at fair value as liabilities and the disclosure of the maximum possible loss to the Company under these guarantees and indemnifications. Management is still evaluating the impact of the recognition requirements of FIN 45, but does not believe that its adoption will have a material impact on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation Costs--Transition and Disclosure." This statement amends SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed under the accounting for stock options in Item 1, note 3 to the consolidated financial statements, the Company accounts for stock-based compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of SFAS 123. The Company adopted the disclosure provisions of SFAS 148 for fiscal 2003.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification and consolidate of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

In June 2002, the Financial Accounting Standards Board issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that were initiated after December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural and organic products distributors, the expansion of existing distribution centers and the continued growth of the natural and organic products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods, Inc. in the Eastern Region, Mountain People's Warehouse, Inc., Rainbow Natural Foods, Inc. and Blooming Prairie in the Western Region, and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural and organic products retail stores located in Florida, Maryland and Massachusetts. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, our Hershey Import subsidiary is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the three regions; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications among physical locations and regions; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between regions. In addition, our continued growth has created the need for expansion and relocation of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the completed expansions of our facilities located in Auburn, California, New Oxford, Pennsylvania, Los Angeles, California, and the relocation of our Atlanta, Georgia facility. We are in the process of expanding our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. Upon completion of the expansion of our Chesterfield, New Hampshire facility in the summer of 2003, the increased capacity of our distribution centers will be approximately 1,400,000 square feet greater than it was five years ago.

We continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002, we acquired substantially all the assets of Blooming Prairie, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. On December 31, 2002, we acquired by merger Northeast Cooperatives, a distributor of natural foods and products in the Eastern United States, headquartered in Brattleboro, Vermont, and in business since 1973. The expansion of our Chesterfield, New Hampshire distribution facility will enable us to service existing and new customers, integrate our recent acquisition of Northeast Cooperatives into existing facilities, provide more product diversity, and enable us to better balance products among our distribution centers in our Eastern Region. While operating margins may be affected in periods in which these expansion expenses are incurred, over the long term we expect to benefit from the increased absorption of our expenses over a larger sales base.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer incentives, returns and allowances. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results, and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of insurance reserves, accounts receivable valuation and the valuation of goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $84.8 million, net of allowance for doubtful accounts of $6.8 million, and $84.3 million, net of allowance for doubtful accounts of $5.8 million, as of January 31, 2003 and July 31, 2002, respectively. Our notes receivable balance was $3.4 million, net of allowance for doubtful accounts of $0.7 million, and $1.5 million, net of allowance for doubtful accounts of $0.2 million, as of January 31, 2003 and July 31, 2002, respectively.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill, covenants not to compete and customer supply agreements. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete and customer supply agreements are initially recorded at fair value, and are amortized using the straight-line method over the lives of the respective agreements, generally three to five years. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on August 1, 2001. Goodwill is no longer amortized and is tested annually for impairment. There can be no assurance that upon performance of our annual review a material impairment charge will not be recorded.

Insurance reserves

It is the Company's policy to record the self-insured portion of its workers' compensation and automobile liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, the Company's reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                    Quarter Ended     Six Months Ended
                                                     January 31,         January 31,
                                                  ----------------    ----------------
                                                   2003      2002      2003     2002
                                                  ----------------    ----------------
Net sales                                          100.0%    100.0%    100.0%    100.0%
Cost of sales                                       80.5%     80.2%     80.5%     80.3%
                                                  ------    ------    ------    ------
                Gross profit                        19.5%     19.8%     19.5%     19.7%
                                                  ------    ------    ------    ------

Operating expenses                                  16.3%     16.6%     16.3%     16.3%
Restructuring and asset impairment charges            --        .1%       --        .1%
                                                  ------    ------    ------    ------
                Total operating expenses            16.3%     16.7%     16.3%     16.4%
                                                  ------    ------    ------    ------

                Operating income                     3.2%      3.1%      3.2%      3.3%
                                                  ------    ------    ------    ------

Other expense (income):
         Interest expense                            0.6%      0.6%      0.6%      0.6%
         Change in fair value of financial
         instruments                                -0.1%     -0.5%      0.2%      0.4%
         Other, net                                 -0.1%     -0.1%     -0.1%      0.0%
                                                  ------    ------    ------    ------

                                                  ------    ------    ------    ------
                Total other expense                  0.5%      0.0%      0.8%      1.0%
                                                  ------    ------    ------    ------

          Income before income taxes                 2.7%      3.0%      2.4%      2.3%
Income taxes                                         1.1%      1.2%      1.0%      0.9%
                                                  ------    ------    ------    ------
                Net income                           1.6%      1.8%      1.5%      1.4%
                                                  ======    ======    ======    ======

The following tables present, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

---------------------------------------------------------------------------------------------------
(In thousands, except per        Quarter Ended January 31, 2003  Six Months Ended January 31, 2003
share data)

                                                         Per                          Per
                                   Pretax      Net of    diluted  Pretax    Net of    diluted
                                   Income      Tax       share    Income    Tax       share

Income, excluding special items:   $ 9,023    $ 5,414    $0.28     $17,943   $10,766   $0.55

Less: special items
  (income)/expense
  Interest rate swap agreements
  (change in value of financial
  instruments)                        (226)      (136)   (0.01)      1,480       887    0.04

Costs related to loss of
  major customer (included in
  operating expenses)                   --         --       --         574       345    0.02

Costs related to the
  expansion of Chesterfield,
  New Hampshire (included in
  operating expenses)                   69         42     0.00          69        42    0.00
---------------------------------------------------------------------------------------------------
Income, including special items:   $ 9,180    $ 5,508    $0.28*    $15,820   $ 9,492   $0.49
===================================================================================================

---------------------------------------------------------------------------------------------------
(In thousands, except per        Quarter Ended January  31, 2002  Six Months Ended January 31, 2002
share data)

                                                         Per                          Per
                                   Pretax      Net of    diluted  Pretax    Net of    diluted
                                   Income      Tax       share    Income    Tax       share

Income, excluding special items:   $ 8,667    $ 5,200    $0.27    $16,847   $10,108   $0.53

Less: special items
  (income)/expense

Interest rate swap agreement
  (change in value of financial
  instruments)                      (1,358)      (815)   (0.04)     2,429     1,457    0.08

Costs related to relocating
  Atlanta, Georgia distribution
  center (included in operating
  expenses)                          1,335        801     0.04      1,392       835    0.04
---------------------------------------------------------------------------------------------------
Income, including special items:   $ 8,690    $ 5,214    $0.27    $13,026   $ 7,816   $0.41
===================================================================================================

* Total reflects rounding

Quarter Ended January 31, 2003 Compared To Quarter Ended January 31, 2002

Net Sales.

Our net sales increased approximately 18.6%, or $52.9 million, to $338.4 million for the quarter ended January 31, 2003 from $285.5 million for the quarter ended January 31, 2002. This included growth in the independent and mass market distribution channels of approximately 28% and 30%, respectively. Sales in the supernatural distribution channel were unchanged compared to the same period last year due primarily to the previously announced transition of the Company's former second-largest customer, Wild Oats, Inc., to a new primary distributor. Included in these increases was a full quarter of net sales from our Blooming Prairie division, acquired on October 11, 2002, and one month of net sales from Northeast Cooperatives, acquired on December 31, 2002. Sales growth for the quarter, excluding the effect of acquisitions, was 2.3%. Sales growth was also impacted by the transition of the Company's former second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales growth excluding the effect of acquisitions and sales in each period to the Company's former second largest customer, Wild Oats, Inc., was 17.4%. We believe sales growth for the quarter ending April 30, 2003 will be in the 18% to 22% range.

Sales to our largest customer, Whole Foods Market, Inc. represented approximately 25.5% of net sales for the quarter ended January 31, 2003. Whole Foods Market, Inc. represented approximately 19.2% and Wild Oats, Inc. represented approximately 14.4% of net sales for the quarter ended January 31, 2002. Whole Foods Market, Inc. has extended its current distribution arrangement through August 31, 2004. Our contract as primary distributor to Wild Oats, Inc. was not renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $25 million to $30 million in fiscal 2003.

Gross Profit.

Our gross profit increased approximately 16.9%, or $9.6 million, to $66.1 million for the quarter ended January 31, 2003 from $56.5 million for the quarter ended January 31, 2002. Our gross profit as a percentage of net sales decreased to 19.5% from 19.8% for the quarter ended January 31, 2002. Our increase in gross profit as a result of losing the Wild Oats, Inc. business, which as a large customer received volume discounts, was more than offset by lower gross profit margins in our acquired businesses and a lower than expected gross profit at our Hershey Import division. We expect our gross margin as a percentage of sales to be in the mid- to high 19% range for the remainder of fiscal 2003.

Operating Expenses.

Our total operating expenses, excluding special charges, increased approximately 19.0%, or $8.8 million, to $55.2 million for the quarter ended January 31, 2003 from $46.4 million for the quarter ended January 31, 2002. As a percentage of net sales, operating expenses, excluding special charges, increased to 16.3% for the quarter ended January 31, 2003 from 16.2% for the quarter ended January 31, 2002. Operating expenses, including special charges, increased approximately 15.8%, or 7.5 million, to $55.2 million from $47.7 million for the quarter ended January 31, 2002. As a percentage of sales, operating expenses, including special charges, decreased to 16.3% for the quarter ended January 31, 2003 from 16.7% for the quarter ended January 31, 2002.The increase in operating expenses was due to lower productivity caused by the transition of the Wild Oats, Inc. business and higher operating expense levels at our recent acquisitions, Blooming Prairie and Northeast Cooperatives. We believe we will be able to decrease operating expenses as a percentage of sales as we focus on increasing market share to replace Wild Oats, Inc. sales and integrating Blooming Prairie and Northeast Cooperatives into our Western and Eastern regions, respectively, resulting in more efficient routing and warehouse operations. Transportation, warehouse labor, fuel, and utilities costs continued to track at levels consistent with past quarters as a percentage of sales, with total expenses as a percentage of sales showing slight improvement over past quarters.

Operating expenses for the quarter ended January 31, 2003 included special charges of $0.1 million related to the expansion of our Chesterfield, New Hampshire facility. Operating expenses for the quarter ended January 31, 2002 included special charges of $0.4 million in restructuring and asset impairment expense and $0.9 million in other moving costs related to the relocation of our Atlanta, Georgia distribution facility. We believe operating expenses as a percentage of sales to be in the low to mid-16% range for the fiscal year 2003 due to absorption of fixed costs over a lower sales base resulting from the reduction of our Wild Oats, Inc. business and as we continue to integrate our Blooming Prairie and Northeast Cooperatives acquisitions. We expect to incur additional special charges as we increase our warehouse capacity.

Operating Income.

Operating income, excluding the special charges discussed above, increased $0.7 million to $10.9 million for the quarter ended January 31, 2003 from $10.2 million for the quarter ended January 31, 2002. As a percentage of sales, operating income, excluding special charges, decreased to 3.2% for the quarter ended January 31, 2003 compared to 3.6% for the quarter ended January 31, 2002. Operating income, including special charges, increased $2.0 million to $10.8 million or 3.2% of sales for the quarter ended January 31, 2003 compared to $8.8 million or 3.1% of sales for the quarter January 31, 2002.

Other Expense (Income).

Other expense, excluding the change in fair value of financial instruments, increased $0.4 million to $1.9 million for the quarter ended January 31, 2003 from $1.5 million for the quarter ended January 31, 2002. Interest expense for the quarter ended January 31, 2003 was $2.1 million compared to $1.6 million for the quarter ended January 31, 2002. This increase in interest expense was attributable to higher debt levels due to the acquisitions of Blooming Prairie and Northeast Cooperatives. Other expense, including the change in fair value of financial instruments, increased $1.6 million to $1.7 million for the quarter ended January 31, 2003 from $0.1 million for the quarter ended January 31, 2002. This increase was primarily due to the decrease in non-cash income from our interest rate swap agreements and related option agreements. The non-cash income due to the change in fair value of financial instruments for the quarter ended January 31, 2003 was $0.2 million compared to $1.4 million for the quarter ended January 31, 2002. We will continue to recognize either income or expense quarterly for the duration of the swap agreements until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on yield curves and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero. Since our interest rate swap agreements fix our effective rates at 6.5% and 6.3%, we have paid higher interest expense than had we not entered into these agreements.

Income Taxes.

Our effective income tax rate was 40.0% for the quarters ended January 31, 2003 and 2002. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $0.2 million to $5.4 million, or $0.28 per diluted share, for the quarter ended January 31, 2003, compared to $5.2 million, or $0.27 per diluted share, for the quarter ended January 31, 2002. Net income, including special items, increased $0.3 million to $5.5 million, or $0.28 per diluted share, for the quarter ended January 31, 2003, compared to $5.2 million, or $0.27 per diluted share, for the quarter ended January 31, 2002. We believe earnings per diluted share, excluding any special items, to be in the range of $0.30 to $0.32 for the third quarter of fiscal 2003, and to be in the range of $1.18 to $1.20 for all of fiscal 2003.

Six Months Ended January 31, 2003 compared to Six Months Ended January 31, 2002

Net Sales.

Our net sales increased approximately 14.8%, or $83.6 million, to $649.4 million for the six months ended January 31, 2003 from $565.8 million for the six months ended January 31, 2002. This increase was due primarily to 16 weeks of net sales from Blooming Prairie, acquired on October 11, 2002 and one month of net sales from Northeast Cooperatives, acquired on December 31, 2002. Sales to mass market and independent customers increased approximately 26% and 20%, respectively. Sales to the supernatural distribution channel grew approximately 2.8% compared to the six months ended January 31, 2002. The lower growth rate for the supernatural channel was due primarily to the previously announced transition of the Company's former second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales to the supernatural distribution channel, excluding acquisitions and sales to Wild Oats, Inc. in both periods, increased approximately 30.3%. Sales to our largest customer, Whole Foods Market, Inc. represented approximately 24.2% and 18.5%, respectively, of net sales for the six months ended January 31, 2003 and January 31, 2002. The current contract with Whole Foods Market, Inc., extends through August 31, 2004. Sales to our former second-largest customer, Wild Oats, Inc., represented approximately 14.3% of net sales for the six months ended January 31, 2002.

Gross Profit.

Our gross profit increased approximately 13.8%, or $15.4 million, to $126.9 million for the six months ended January 31, 2003 from $111.5 million for the six months ended January 31, 2002. Our gross profit as a percentage of net sales decreased to 19.5% for the six months ended January 31, 2003 from 19.7% for the same period last year. Our increase in gross profit as a result of losing the Wild Oats, Inc. business was more than offset by lower gross profit margins in our acquired businesses and a lower than planned gross profit at our Hershey Import division.

Operating Expenses.

Our total operating expenses, excluding special items, increased approximately 15.4%, or $14.1 million, to $105.5 million for the six months ended January 31, 2003 from $91.4 million for the six months ended January 31, 2002. As a percentage of net sales, operating expenses, excluding special items, remained unchanged at 16.2% for the six months ended January 31, 2003 and January 31, 2002, respectively. The increase in operating expenses was due to lower productivity caused by the transition of the Wild Oats, Inc. business and higher operating expense levels at our recent acquisitions, Blooming Prairie and Northeast Cooperatives. Special charges are discussed in the following paragraph. Operating expenses, including special items, increased approximately 14.4% or $13.3 million to $106.1 million for the six months ended January 31, 2003 from $92.8 million for the six months ended January 31, 2002. As a percentage of sales operating expenses, including special charges, decreased to 16.3% for the six months ended January 31, 2003 from 16.4% for the six months ended January 31, 2002.

Operating expenses for the six months ended January 31, 2003 included special items of approximately $0.1 million of labor costs related to the expansion of our Chesterfield, New Hampshire distribution facility. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation and warehouse savings once we are operational in the fourth quarter of our fiscal year 2003. Special items for the six months ended January 31, 2002 included $1.4 million related to the relocation of our Atlanta, Georgia facility. Approximately $0.4 million was related to asset impairment and restructuring costs and $1.0 million of other transition costs.

Operating Income.

Operating income, excluding special items, increased $1.3 million to $21.4 million for the six months ended January 31, 2003 from $20.1 million for the six months ended January 31, 2002. Operating income, including special items, increased $2.1 million to $20.8 million for the six months ended January 31, 2003 from $18.7 million for the same period last year.

Other Expense (Income).

Other expense, excluding the change in fair value of financial instruments, increased $0.2 million to $3.5 million for the six months ended January 31, 2003 from $3.3 million for the six months ended January 31, 2002. Interest expense for the six months ended January 31, 2003 was $3.9 million compared to $3.4 million for the six months ended January 31, 2002. This increase in interest expense was attributable to higher debt levels due to the acquisitions of Blooming Prairie and Northeast Cooperatives. Other expense, including the change in fair value of financial instruments, decreased $0.7 million to $5.0 million for the six months ended January 31, 2003 from $5.7 million for the six months ended January 31, 2002. This decrease was primarily due to the decrease in non-cash expense from our interest rate swap agreements and related option agreements compared. The non-cash expense due to the change in fair value of financial instruments for the six months ended January 31, 2003 was $1.5 million compared to $2.4 million for the six months ended January 31, 2002.

Income Taxes.

Our effective income tax rate was 40.0% for the six months ended January 31, 2003 and 2002. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income, excluding special items, increased $0.7 million to $10.8 million, or $0.55 per diluted share, for the six months ended January 31, 2003, compared to $10.1 million, or $0.53 per diluted share, in the six months ended January 31, 2002. Net income, including special items, increased $1.7 million to $9.5 million, or $0.49 per diluted share, for the six months ended January 31, 2003, compared to $7.8 million, or $0.41 per diluted share, for the six months ended January 31, 2002.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. Our secured revolving credit facility is $150 million. Interest accrues, at the Company's option, at the New York Prime Rate or 1.50% above the banks' London Interbank Offered Rate. As of January 31, 2003, we had an unused availability of $6.1 million. On February 14, 2003 we executed the fifth amendment to our loan and security agreement, which added to our borrowing base the accounts receivable and inventory balances of our Hershey Import subsidiary. This amendment eliminated the use of the temporary borrowing base increase of $15.0 million, secured by real estate, provided by the fourth amendment to our loan and security agreement. Additionally, we expect to procure $30.0 million in additional long-term financing secured by our real estate during the third quarter of our fiscal year 2003 which will increase availability on our credit facility.

Net cash provided by operations was $25.2 million for the six months ended January 31, 2003 and was the result of cash collected from customers net of cash paid to vendors. Net cash provided by operations was $6.3 million for the six months ended January 31, 2002 and was the result of cash collected from customers net of cash paid to vendors. Days in inventory remained unchanged at 51 days for January 31, 2003 and January 31, 2002. Days sales outstanding at January 31, 2003 was 25 days compared to 29 days at January 31, 2002.

Net cash used in investing activities was $55.0 million for the six months ended January 31, 2003, and was due primarily to the purchase of substantially all the assets of Blooming Prairie, the merger with privately held Northeast Cooperatives, and the expansion of our Chesterfield, New Hampshire facility. Net cash used in investing activities was $20.4 million for the same period last year, and was due primarily to the development of our new Atlanta, Georgia and Fontana, California facilities.

Net cash provided by financing activities was $30.3 million for the six months ended January 31, 2003, due to increased borrowings on our line of credit and our equipment financing lines, offset by repayment of long-term debt. Net cash provided by financing activities was $12.5 million for the six months ended January 31, 2002, due to increased borrowings on our line of credit offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. LIBOR was 1.35% as of January 31, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

IMPACT OF INFLATION

Historically, we have been able to pass along inflation-related increases. Consequently, inflation has not had a material impact upon the results of our operations or profitability.

SEASONALITY

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for natural and organic products, supply shortages and general economic conditions.

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

Our business could be adversely affected if we are unable to integrate our acquisitions and mergers

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural and organic products, including our acquisition of substantially all of the assets of Blooming Prairie Cooperative Warehouse on October 11, 2002 and the merger with Northeast Cooperatives on December 31, 2002. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

              maintaining the customer base,

              the optimization of delivery routes,

              coordination of administrative, distribution and finance functions, and the integration of management information systems and personnel.

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

Access to capital and the cost of that capital

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. As of January 31, 2003, we had an unused availability of $6.1 million under our secured credit facility of $150.0 million. Additionally, we expect to procure $30.0 million in additional long-term financing secured by our real estate during the third quarter of our fiscal year 2003 which will increase availability on our credit facility. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural and organic products, as well as specialty grocery and mass-market grocery distributors. There can be no assurance that mass-market grocery distributors will not increase their emphasis on natural and organic products and more directly compete with us or that new competitors will not enter the market. These mass-market grocery distributors may have been in business longer than we have, may have substantially greater financial and other resources than we do and may be better established in their markets than we are. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than us, to evolving industry trends or changing market conditions. It is also possible that alliances among competitors may develop or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our current distribution arrangement with our top customer, Whole Foods Market, Inc., is effective through August 31, 2004. Whole Foods Market, Inc. accounted for approximately 25.5% and 19.2%, of our net sales during the quarters ended January 31, 2003 and January 31, 2002, respectively, and approximately 24.2% and 18.5% for the six months ended January 31, 2003 and January 31, 2002, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, Inc. could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

Our profit margins may decrease due to consolidation in the grocery industry

The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural and organic products industry, and the growth of supernatural chains, may reduce our profit margins in the future as more customers qualify for greater volume discounts.

Our industry is sensitive to economic downturns

The grocery industry is sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

              difficulties with the collection of accounts receivable,

              difficulties with inventory control,

              competitive pricing pressures, and

              unplanned increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Michael S. Funk, Chair of the Board of Directors, Steven H. Townsend, Chief Executive Officer, Rick D. Puckett, Chief Financial Officer, Kevin Michel, President of the

Western Region, Daniel V. Atwood, Senior Vice President and Secretary, Richard Antonelli, President of the Eastern Region, and other key management employees. Loss of the services of any additional officers or any other key management employee could have a material adverse affect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period as a result of:

              changes in our operating expenses,

              management's ability to execute our business and growth strategies,

              personnel changes,

              demand for natural and organic products,

              supply shortages,

              general economic conditions,

              changes in customer preferences and demands for natural and organic products, including levels of enthusiasm for health, fitness and environmental issues,

              fluctuation of natural product prices due to competitive pressures,

              lack of an adequate supply of high quality agricultural products due to poor growing conditions, natural disasters or otherwise,

              volatility in prices of high quality agricultural products resulting from poor growing conditions, natural disasters or otherwise, and future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions, while the operations of the acquired businesses are being integrated into our operations.

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

Union-organizing activities could cause labor relations difficulties

As of January 31, 2003, approximately 353 employees, representing approximately 10% of our approximately 3,500 employees, were union members. We have in the past been the focus of union organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect those internal controls.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 3, 2002, the stockholders of the Company considered and voted on three proposals:

      1. Election of Directors. The stockholders elected Michael S. Funk and James P. Heffernan as Class III directors for the ensuing three years. The terms of office as directors of Gordon D. Barker, Joseph M. Cianciolo, Gail A. Graham, Kevin T. Michel, Steven H. Townsend and Thomas B. Simone continued after the Annual Meeting. The stockholders voted in the following manner:

       Name                          Votes "FOR"          Votes "WITHHELD"
       -------------------------------------------------------------------

       Michael S. Funk               15,704,885                   495,849
       James P. Heffernan            15,704,885                   495,849

      2. Stock Option Plan. The stockholders approved the Company's 2002 Stock Incentive Plan. The stockholders voted in the following manner: (i) 10,792,801 votes were cast "FOR" the proposal; (ii) 3,211,441 votes were cast "AGAINST" the proposal; and (iii) 139,056 votes abstained.

      3. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent auditor for the year ended July 31, 2003. The stockholders voted in the following manner: (i) 15,798,958 votes were cast "FOR" the proposal; (ii) 331,514 votes were cast "AGAINST" the proposal; and (iii) 70,262 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

--------------------------------------------------------------------------------------------
Exhibit  No.  Description                                                             Page
--------------------------------------------------------------------------------------------
99.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant     28
              to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------------------
              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
99.2          to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO                    29
--------------------------------------------------------------------------------------------
              Asset Purchase Agreement between United Natural Foods, Inc. and
              Blooming Prairie Cooperative Warehouse.  The exhibits and schedules to the Asset Purchase Agreement have been omitted in accordance with the applicable rules of the Commission.  The registrant agrees to furnish to the Commission, upon request, a copy of each such exhibit and
99.3          schedule.                                                                 30
--------------------------------------------------------------------------------------------
              Amended and Restated Agreement and Plan of Merger among United Natural
              Foods, Inc., NEC Acquisition Corp., Northeast Cooperatives, and
              Northeast Cooperative, Inc. The exhibits and schedules to the Amended and Restated Agreement and Plan of Merger have been omitted in accordance with the applicable rules of the Commission.  The registrant agrees to furnish to the Commission, upon request, a copy
99.4          of each such exhibit and schedule.                                        67
--------------------------------------------------------------------------------------------
              Fifth Amendment to Loan and Security with Fleet Capital Corporation
99.5          dated February 14, 2003.                                                 106
--------------------------------------------------------------------------------------------
99.6          Joinder agreement between United Natural Trading Co., and United
              Natural Foods, Inc., Mountain People's Warehouse Incorporated,
              Nutrasource, Inc., Rainbow Natural Foods, Inc., Stow Mills, Inc.,
              United Northeast LLC and United Natural Foods Pennsylvania, Inc. dated
              February 14, 2003.                                                       112
--------------------------------------------------------------------------------------------

Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on December 3, 2002. Current Report on Form 8-K, filed with the Commission on December 6, 2002. Current Report on Form 8-K, filed with the Commission on January 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNITED NATURAL FOODS, INC.


                            /s/ Rick D. Puckett
                            -----------------------------
                                Rick D. Puckett
                                Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Dated: March 14, 2003

                                  CERTIFICATION

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of United Natural Foods, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer

      I, Steven H. Townsend, hereby certify that:

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

            5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

            6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Steven H. Townsend
                                            ----------------------
                                            Steven H. Townsend
                                            Chief Executive Officer

                                            March 14, 2003

Certification of Chief Financial Officer

      I, Rick D. Puckett, hereby certify that:

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

            5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

            6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ Rick D. Puckett
                                              -------------------
                                              Rick D. Puckett
                                              Chief Financial Officer

                                              March 14, 2003