Form 10-Q
period 2003-04-30
UNITED NATURAL FOODS INC
filed 2003-06-16
CIK 1020859

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X} No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of June 2, 2003 there were 19,464,516 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2003

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of April 30, 2003 and
           July 31, 2002                                                      3

           Consolidated Statements of Operations for the three
           and nine months ended April 30, 2003 and 2002                      4

           Consolidated Statements of Cash Flows for the nine
           months ended April 30, 2003 and 2002                               5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

Item 3.    Quantitative and Qualitative Disclosure About Market  Risk         21

Item 4.    Controls and Procedures                                            21

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   22

           Signatures                                                         23

           Certifications                                                     24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands, except per share amounts)           April 30, 2003  July 31, 2002

ASSETS

Current assets:
    Cash                                              $   4,956     $  11,184
    Accounts receivable, net                             91,982        84,303
    Notes receivable, trade                                 549           513
    Inventories                                         161,205       131,932
    Prepaid expenses                                      6,645         4,493
    Deferred income taxes                                 4,612         4,612
    Refundable income taxes                                  --            58
                                                      ---------     ---------
       Total current assets                             269,949       237,095

Property & equipment, net                                99,233        82,702

Other assets:
    Notes receivable, trade, net                          1,354           956
    Goodwill                                             60,901        31,399
    Intangibles, net                                      1,150           248
    Other, net                                            2,678         2,057
                                                      ---------     ---------
       Total assets                                   $ 435,265     $ 354,457
                                                      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable - line of credit                    $  96,842     $ 106,109
    Current installments of long-term debt                3,830         1,658
    Current installment of obligations under
      capital leases                                        742         1,037
    Accounts payable                                     77,290        52,789
    Accrued expenses                                     26,244        18,185
    Financial instruments                                 7,459         5,620
    Income taxes payable                                  2,651            --
                                                      ---------     ---------
       Total current liabilities                        215,058       185,398

  Long-term debt, excluding current installments         38,772         7,677
  Obligations under capital leases, excluding
    current installments                                  1,200           995
                                                      ---------     ---------
       Total liabilities                                255,030       194,070
                                                      ---------     ---------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized
      5,000 shares, none issued and outstanding              --            --
    Common stock, $.01 par value, authorized
      50,000 shares, issued and outstanding
      19,454 at April 30, 2003; issued and
      outstanding 19,106 at July 31, 2002                   194           191
    Additional paid-in capital                           84,167        79,711
    Unallocated shares of ESOP                           (1,972)       (2,094)
    Retained earnings                                    97,846        82,579
                                                      ---------     ---------
       Total stockholders' equity                       180,235       160,387
                                                      ---------     ---------

Total liabilities and stockholders' equity            $ 435,265     $ 354,457
                                                      =========     =========

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Quarter Ended            Nine Months Ended
                                                   April 30,                  April 30,
                                                   ---------                  ---------

(In thousands, except per share data)          2003         2002           2003        2002
                                               ----         ----           ----        ----

Net sales                                   $ 363,611    $ 300,362    $ 1,013,050    $866,139
Cost of sales                                 290,056      239,408        807,222     688,733
                                            ---------    ---------    -----------    --------
              Gross profit                     73,555       60,954        205,828     177,406
                                            ---------    ---------    -----------    --------

              Operating expenses               61,930       50,175        173,301     147,395

Restructuring and asset impairment charges         --           --             --         424

Amortization of intangibles                       130           56            234         134
                                            ---------    ---------    -----------    --------

              Total operating expenses         62,060       50,231        173,535     147,953
                                            ---------    ---------    -----------    --------

              Operating income                 11,495       10,723         32,293      29,453
                                            ---------    ---------    -----------    --------

Other expense (income):
      Interest expense                          1,811        1,934          5,729       5,323
      Change in fair value of
        financial instruments                     360         (234)         1,839       2,195
      Other, net                                 (142)         225           (562)        110
                                            ---------    ---------    -----------    --------
              Total other expense               2,029        1,925          7,006       7,628
                                            ---------    ---------    -----------    --------

Income before income taxes                      9,466        8,798         25,287      21,825

Income taxes                                    3,692        3,519         10,020       8,730
                                            ---------    ---------    -----------    --------

              Net income                    $   5,774    $   5,279    $    15,267    $ 13,095
                                            =========    =========    ===========    ========

Per share data (basic):

Basic earnings per share                    $    0.30    $    0.28    $      0.80    $   0.69
                                            =========    =========    ===========    ========

Weighted average shares of common stock        19,242       19,049         19,155      18,874
                                            =========    =========    ===========    ========

Per share data (diluted):

Diluted earnings per share                  $    0.29    $    0.27    $      0.78    $   0.68
                                            =========    =========    ===========    ========

Weighted average shares of common stock        19,750       19,493         19,636      19,304
                                            =========    =========    ===========    ========

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor payments received for advertising arrangements formerly classified as reductions of operating expenses have been re-classified as a reduction of cost of sales for all the periods presented. These changes reduce cost of sales and also increase operating expenses by $3.1 million and $2.6 million in the third quarters of fiscal 2003 and 2002, respectively, and $8.4 million and $7.6 million in the first nine months of fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

                 See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     April 30,
(In thousands)                                                                    2003       2002
                                                                                  ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 15,267    $ 13,095
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 7,663       5,899
    Change in fair value of financial instruments                                 1,839       2,195
    (Gain) Loss on disposals of property and equipment                              (18)        295
    Deferred income tax benefit                                                      --        (921)
    Provision for doubtful accounts                                               1,952       1,379
    Changes in assets and liabilities, net of effects of acquired companies:
         Accounts receivable                                                     (2,279)     (9,197)
         Inventory                                                               (6,575)    (28,928)
         Prepaid expenses                                                          (183)       (172)
         Refundable income taxes                                                     58         366
         Other assets                                                            (2,029)     (1,679)
         Notes receivable, trade                                                     31          29
         Accounts payable                                                         9,606      11,537
         Accrued expenses                                                           806        7033
         Income taxes payable                                                     2,651       1,727
                                                                               --------------------
      Net cash provided by operating activities                                  28,789       2,658
                                                                               --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired                      (43,964)        (19)
    Proceeds from sale of property and equipment                                     60          31
    Capital expenditures                                                        (14,975)    (23,633)
                                                                               --------------------
      Net cash used in investing activities                                     (58,879)    (23,621)
                                                                               --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under note payable                               (9,267)     39,011
    Repayments of long-term debt                                                 (1,282)    (20,739)
    Proceeds from long-term debt                                                 30,954       1,234
    Principal payments of capital lease obligations                              (1,002)       (840)
    Proceeds from exercise of stock options                                       4,459       2,402
                                                                               --------------------
      Net cash provided by financing activities                                  23,862      21,068
                                                                               --------------------

NET (DECREASE) INCREASE IN CASH                                                  (6,228)        105
Cash at beginning of period                                                      11,184       6,393
                                                                               --------------------
Cash at end of period                                                          $  4,956    $  6,498
                                                                               ====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                               $  5,591    $  5,240
                                                                               ====================
        Income taxes                                                           $  4,598    $  8,980
                                                                               ====================

In the nine months ended April 30, 2003 and 2002, the Company incurred $0 and $628, respectively, of capital lease obligations. In the nine months ended April 30, 2002 the fair value of common stock issued for the acquisition of subsidiary was $4,250.

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the London Interbank Offered Rate ("LIBOR") rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing its effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for it to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. LIBOR was 1.32% as of April 30, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133.

The Company recorded $0.4 million of expense and $0.2 million of income for the quarters ended April 30, 2003 and 2002 respectively, on its interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments. For the nine months ended April 30, 2003 and 2002, the Company recorded $1.8 million and $2.2 million, respectively, of expense on its interest rate swap agreements and related option agreements.

3. STOCK OPTION PLANS

At April 30, 2003, the Company had two stock option plans. As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation," the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation costs have been reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

   (in thousands, except per share data)    Quarter ended April 30,  Nine months ended April 30,

                                                 2003       2002           2003       2002

   Net income - as reported                    $ 5,774    $ 5,279        $15,267    $13,095
                                               -------    -------        -------    -------
   Deduct:
   Total stock-based
     employee compensation
     expense determined under
     fair value based method
     for all awards, net of
     related tax effects                           922        686          2,596      2,023
                                               -------    -------        -------    -------
   Net income - pro forma                      $ 4,852    $ 4,593        $12,671    $11,072
                                               -------    -------        -------    -------

   Basic earnings per share
         As reported                           $  0.30    $  0.28        $  0.80    $  0.69
                                               -------    -------        -------    -------
         Pro forma                             $  0.25    $  0.24        $  0.66    $  0.59
                                               -------    -------        -------    -------

   Diluted earnings per
   share
         As reported                           $  0.29    $  0.27        $  0.78    $  0.68
                                               -------    -------        -------    -------
         Pro forma                             $  0.25    $  0.24        $  0.66    $  0.59
                                               -------    -------        -------    -------

The effects of applying SFAS No. 123 and SFAS No. 148 in this pro forma disclosure are not necessarily indicative of future amounts. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2003 and 2002:


                           Quarter ended April 30,  Nine months ended April 30,
                             2003          2002         2003        2002

   Expected volatility       62.0%         64.0%        62.0%       64.0%
   Dividend yield            0.0%          0.0%         0.0%        0.0%
   Risk-free interest rate   3.3%          4.7%         3.3%        4.7%
   Expected life             5 years       5 years      5 years     5 years

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options". In the nine months ended April 30, 2003, the Company granted approximately 59,004 shares under the 1996 Stock Option Plan and approximately 458,246 under the 2002 Stock Incentive Plan.

The following table summarizes the stock option activity of the 1996 Stock Option Plan since its inception through April 30, 2003:

                          Shares
---------------------------------
Authorized              2,500,000
Granted                 3,076,100
Cancelled                 635,600
                        ---------
Remaining authorized       59,500
---------------------------------


The following table summarizes the stock option activity of the 2002 Stock Incentive Plan since its inception through April 30, 2003:

                          Shares
---------------------------------
Authorized              1,400,000
Granted                   458,246
Cancelled                   2,500
                        ---------
Remaining authorized      944,254
---------------------------------

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                           Quarter Ended       Nine Months Ended
                                             April 30,            April 30,
                                             ---------            ---------

(In thousands)                            2003       2002       2003       2002
                                        ------     ------     ------     ------

Basic weighted average
  shares outstanding                    19,242     19,049     19,155     18,874
Net effect of dilutive
  stock options based upon
  the treasury stock method                508        444        481        430
                                        ------     ------     ------     ------

Diluted weighted average
  shares outstanding                    19,750     19,493     19,636     19,304
                                        ======     ======     ======     ======

Employee stock options to purchase approximately 0.5 million and 0.3 million shares in the three months and nine months ended April 30, 2003, respectively were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive. There were no antidilutive shares for the three months and nine months ended April 30, 2002.

5. ACQUISITIONS

On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative ("Blooming Prairie"), a distributor of natural and organic foods and related products in the Midwest region of the United States, for cash consideration of $29.6 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Blooming Prairie have been included in the accompanying condensed consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $13.7 million related to this acquisition. Blooming Prairie Cooperative carries and distributes approximately 15,000 products to more than 2,700 customers primarily in the Midwest region of the United States. Blooming Prairie serves a wide variety of retail formats including conventional supermarket chains, natural product superstores, independent retail operators, cooperatives and buying clubs. The acquisition of Blooming Prairie will help the Company to achieve its stated goal of broadening its presence and increasing its penetration in the growing Midwest market. Blooming Prairie's two strategically located distribution facilities in Iowa and Minnesota will enable the company to broaden its market share in this region more cost effectively.

On December 31, 2002, the Company acquired by merger privately held Northeast Cooperatives, a natural food distributor, headquartered in Brattleboro, Vermont, which services customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Northeast Cooperatives have been included in the accompanying condensed consolidated financial statements of the Company beginning with the acquisition date. Based on a preliminary purchase price allocation, the Company has recorded goodwill of $15.8 million related to this acquisition, reflecting the cost of the acquisition and additional liabilities recorded. The addition of Northeast Cooperatives will provide the Company with an expanded customer base, new channels of distribution and significant synergies as it consolidates the Northeast Cooperatives operation into its expanded Chesterfield, NH distribution facility in June of 2003.

The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2002. These pro forma results are not necessarily indicative of the results that will occur in future periods.

(In thousands except per share data)   Quarter ended        Nine months ended
                                        April 30,              April 30,
                                     2003       2002        2003        2002
                                    Actual   Pro forma   Pro forma    Pro forma

Net sales                         $ 363,611  $ 365,988   $1,093,334   $1,050,838
                                  =========  =========   ==========   ==========

Income before income taxes            9,466      8,722       24,557       20,878
                                  =========  =========   ==========   ==========

Net income                            5,774      5,233       14,829       12,527
                                  =========  =========   ==========   ==========

Basic earnings per common share:
Net income                        $    0.30  $    0.27   $     0.77   $     0.66
                                  =========  =========   ==========   ==========

Diluted earnings per share:
Net income                        $    0.29  $    0.26   $     0.76   $     0.65
                                  =========  =========   ==========   ==========

6. BUSINESS SEGMENTS

The Company has several operating units aggregated under the distribution segment, which is the Company's only reportable segment. These operating units have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural and organic foods, produce and related products in the United States. Other operating segments include the retail unit, which engages in the sale of natural and organic foods and related products to the general public through retail storefronts on the east coast of the United States, and a unit engaged in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating units do not meet the quantitative thresholds for reportable segments and are therefore included in the "Other" caption in the segment information. The "Other" caption also includes corporate expenses that are not allocated to operating units.

Following is business segment information for the periods indicated:

                                   Distribution     Other    Eliminations   Consolidated
                                   ------------     -----    ------------   ------------
Nine Months Ended April 30, 2003
Net sales                            $979,151     $ 49,660    $ (15,761)     $1,013,050
Operating income (loss)              $ 36,794     $ (4,455)   $     (46)     $   32,293
Depreciation and amortization        $  6,707     $    956    $      --      $    7,663
Capital expenditures                 $ 14,383     $    592    $      --      $   14,975
Total assets                         $586,627     $ 40,896    $(192,258)     $  435,265

Nine Months Ended April 30, 2002
Net sales                            $834,020     $ 48,105    $ (15,986)     $  866,139
Operating income (loss)              $ 31,438     $ (1,970)   $     (15)     $   29,453
Depreciation and amortization        $  5,120     $    779    $      --      $    5,899
Capital expenditures                 $ 22,446     $  1,187    $      --      $   23,633
Total assets                         $471,811     $ 37,315    $(145,829)     $  363,297

7. DEBT

The Company entered into a term loan agreement with its bank effective April 30, 2003. The principal amount is $30.0 million and is repayable in seven years. Interest accrues at LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. The proceeds were used to repay a portion of the Company's $150.0 million credit facility. The Company entered into an additional interest rate swap agreement effective May 5, 2003. The agreement provides for it to pay interest for a seven-year period at a fixed rate of 5.18% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a cash flow hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 5.18%. The swap agreement qualifies as a highly effective cash flow hedge under SFAS No. 133.

8. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

Emerging Issues Task Force issue No. 02-16 (EITF 02-16) "Accounting by a Reseller for Cash Consideration Received," became effective for the Company during the third quarter of fiscal 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor. The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of sales and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products and therefore, a reduction of advertising expense. The Company does not formally track costs on a specific vendor basis. Therefore, the Company was required to classify vendor consideration received for advertising as a reduction in cost of sales. Vendor payments received for advertising arrangements formerly classified as reductions of operating expenses have been reclassified as a reduction of cost of sales for all the periods presented. These changes reduce cost of sales and also increase operating expenses by $3.1 million and $2.6 million in the third quarters of fiscal 2003 and 2002, respectively, and $8.4 million and $7.6 million in the first nine months of fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

In December 2002, the Financial Accounting Standards Board issued SFAS 148. This statement amends SFAS 123 and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed under the accounting for stock options in note 3, the Company accounts for stock-based compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of SFAS 123. The Company adopted the disclosure provisions of SFAS 148 for fiscal 2003.

9. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. Adoption of the guidance in this pronouncement is not expected to have a material impact on the Companies consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of the Statement on August 1, 2003. Adoption of the guidance in this pronouncement is not expected to have a material impact on the Companies consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective for interim and annual periods ending after December 15, 2002 and the accounting requirements are effective beginning January 1, 2003. FIN 45 requires all guarantees and indemnifications within its scope to be recorded at fair value as liabilities and the disclosure of the maximum possible loss to the Company under these guarantees and indemnifications. Management has completed an evaluation of the impact of the recognition requirements of FIN 45, and has determined that it does not have a material impact on the Company's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural and organic products distributors, the expansion of existing distribution centers and the continued growth of the natural and organic products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are divided into three principal units: United Natural Foods, Inc. in the Eastern Region, Mountain People's Warehouse, Inc., Rainbow Natural Foods, Inc. and Blooming Prairie in the Western Region, and Albert's Organics in various markets in the United States. Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural and organic products retail stores located in Florida, Maryland and Massachusetts. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, our Hershey Import subsidiary is a business that specializes in the roasting and packaging of nuts, seeds, dried fruits and snack items.

We are continually integrating certain operating functions in order to improve operating efficiencies, including: (i) expanding marketing and customer service programs across the three principal units; (ii) expanding national purchasing opportunities; (iii) consolidating systems applications among physical locations and principal units; (iv) integrating administrative and accounting functions; and (v) reducing geographic overlap between principal units. In addition, our continued growth has created the need for expansion and relocation of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the completed expansions of our facilities located in Auburn, California, New Oxford, Pennsylvania, Los Angeles, California, and the relocation of our Atlanta, Georgia facility. We are in the process of expanding our Chesterfield, New Hampshire distribution facility from its existing 117,000 square feet to 289,000 square feet. Upon completion of the expansion of our Chesterfield, New Hampshire facility in June of 2003, the increased capacity of our distribution centers will be approximately 1,400,000 square feet greater than it was five years ago.

We continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002, we acquired substantially all of the assets of Blooming Prairie, the largest volume distributor of natural and organic foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. On December 31, 2002, we acquired by merger Northeast Cooperatives, a distributor of natural and organic foods and products in the Eastern United States, headquartered in Brattleboro, Vermont, and in business since 1973. The expansion of our Chesterfield, New Hampshire distribution facility will enable us to service existing and new customers, integrate our recent acquisition of Northeast Cooperatives into existing facilities, provide more product diversity, and enable us to better balance products among our distribution centers in our Eastern Region. While operating margins may be affected in periods in which these expansion expenses are incurred, over the long term we expect to benefit from the increased absorption of our expenses over a larger sales base.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $92.0 million, net of allowance for doubtful accounts of $5.7 million, and $84.3 million, net of allowance for doubtful accounts of $5.8 million, as of April 30, 2003 and July 31, 2002, respectively. Our notes receivable balance was $1.9 million, net of allowance for doubtful accounts of $1.8 million, and $1.5 million, net of allowance for doubtful accounts of $0.2 million, as of April 30, 2003 and July 31, 2002, respectively.

Valuation of goodwill and intangible assets

Intangible assets consist principally of goodwill, covenants not to compete and customer supply agreements. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete and customer supply agreements are initially recorded at fair value, and are amortized using the straight-line method over the lives of the respective agreements, generally three to five years. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on August 1, 2001. Goodwill is no longer amortized and is tested annually for impairment. The Company evaluates each of the reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. There can be no assurance that upon performance of our annual review a material impairment charge will not be recorded.

Insurance reserves

It is the Company's policy to record the self-insured portion of its workers' compensation, health insurance and automobile liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, the Company's reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                    Quarter Ended    Nine Months Ended
                                                      April 30,          April 30,
                                                   ---------------    ---------------
                                                    2003     2002      2003    2002
                                                   ---------------    ---------------
Net sales                                          100.0%   100.0%    100.0%   100.0%
Cost of sales                                       79.8%    79.7%     79.7%    79.5%
                                                   -----    -----     -----    -----
         Gross profit                               20.2%    20.3%     20.3%    20.5%
                                                   -----    -----     -----    -----

Operating expenses                                  17.1%    16.7%     17.1%    17.1%
Restructuring and asset impairment charges            --       --        --       --
                                                   -----    -----     -----    -----
         Total operating expenses                   17.1%    16.7%     17.1%    17.1%
                                                   -----    -----     -----    -----

Operating income                                     3.2%     3.6%      3.2%     3.4%
                                                   -----    -----     -----    -----

Other expense (income):
   Interest expense                                  0.5%     0.6%      0.6%     0.6%
   Change in fair value of financial instruments     0.1%    (0.1)%     0.2%     0.3%
   Other, net                                        0.0%     0.1%    -0.1%      0.0%
                                                   -----    -----     -----    -----

         Total other expense                         0.6%     0.6%      0.7%     0.9%
                                                   -----    -----     -----    -----

         Income before income taxes                  2.6%     2.9%      2.5%     2.5%
Income taxes                                         1.0%     1.2%      1.0%     1.0%
                                                   -----    -----     -----    -----
         Net income                                  1.6%     1.8%      1.5%     1.5%
                                                   =====    =====     =====    =====

Quarter Ended April 30, 2003 Compared To Quarter Ended April 30, 2002

Net Sales.

Our net sales increased approximately 21.1%, or $63.2 million, to $363.6 million for the quarter ended April 30, 2003 from $300.4 million for the quarter ended April 30, 2002. This increase included a full quarter of net sales from our Blooming Prairie division, acquired on October 11, 2002, and Northeast Cooperatives, acquired on December 31, 2002. This increase also included growth in the independent and mass market distribution channels of approximately 38% and 21%, respectively. Sales in the supernatural distribution channel decreased approximately 3% compared to the same period last year due primarily to the previously announced transition of our former second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales for the quarter, excluding the effect of acquisitions, decreased approximately 1%. Sales growth was also impacted by the transition of the Company's former second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales growth excluding the effect of acquisitions and sales in each period to our former second largest customer, Wild Oats, Inc., was approximately 14%. We believe sales growth for the quarter ending July 31, 2003 will be in the 15% to 19% range.

Sales to our largest customer, Whole Foods Market, Inc. represented approximately 24% of net sales for the quarter ended April 30, 2003. Whole Foods Market, Inc. represented approximately 19% and Wild Oats, Inc. represented approximately 13% of net sales for the quarter ended April 30, 2002. Whole Foods Market, Inc. has extended its current distribution arrangement through August 31, 2004. Our contract as primary distributor to Wild Oats, Inc. was not renewed past its expiration date of August 31, 2002. However, we continue to distribute to Wild Oats, Inc. and expect revenue of approximately $30 million to $35 million in fiscal 2003.

Gross Profit.

Our gross profit increased approximately 20.7%, or $12.6 million, to $73.6 million for the quarter ended April 30, 2003 from $61.0 million for the quarter ended April 30, 2002. Our gross profit as a percentage of net sales decreased to 20.2% from 20.3% for the quarter ended April 30, 2002. Our increase in gross profit as a result of losing the Wild Oats, Inc. business, which as a large customer received volume discounts, was more than offset by lower gross profit margins in our acquired businesses and a lower than expected gross profit at our Hershey Import division. The gross profit figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $3.1 million and $2.6 million in the third quarters of fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented. We expect our gross margin as a percentage of sales to be in the high 19% to low 20% range for the remainder of fiscal 2003.

Operating Expenses.

Our total operating expenses increased approximately 23.5% or $11.8 million, to $62.0 million for the quarter ended April 30, 2003 from $50.2 million for the quarter ended April 30, 2002. As a percentage of net sales, operating expenses increased to 17.1% for the quarter ended April 30, 2003 from 16.7% for the quarter ended April 30, 2002. The increase in operating expenses was due primarily to lower productivity caused by the transition of the Wild Oats, Inc. business and higher operating expense levels at our recent acquisitions, Blooming Prairie and Northeast Cooperatives. We believe we will be able to decrease operating expenses as a percentage of sales as we focus on increasing market share to replace Wild Oats, Inc. sales and integrating Blooming Prairie and Northeast Cooperatives into our Western and Eastern regions, respectively, resulting in more efficient routing and warehouse operations. Transportation, warehouse labor, and utilities costs continued to track at levels consistent with past quarters as a percentage of sales. Fuel expense, as a percentage of sales, increased approximately 20 basis points compared to the same period last year, due primarily to the marked increase in average diesel prices during the period. The operating expense figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $3.1 million and $2.6 million in the third quarters of fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented

Operating expenses for the quarter ended April 30, 2003 included $0.3 million related to the expansion of our Chesterfield, New Hampshire facility. Operating expenses for the quarter ended April 30, 2002 included $0.7 million related primarily to the startup of our Fontana, California distribution facility. We expect operating expenses as a percentage of sales to be in the low to mid-17% range for the fiscal year 2003 due to the reclassification of advertising income to cost of goods sold from operating expenses, absorption of fixed costs over a lower sales base resulting from the reduction of our Wild Oats, Inc. business and our continued integration of the Blooming Prairie and Northeast Cooperatives acquisitions. We expect to incur additional expansion charges as we increase our warehouse capacity.

Operating Income.

Operating income increased $0.8 million to $11.5 million or 3.2% of sales for the quarter ended April 30, 2003 compared to $10.7 million, or 3.6% of sales for the quarter ended April 30, 2002.

Other Expense (Income).

Other expense increased $0.1 million to $2.0 million for the quarter ended April 30, 2003 from $1.9 million for the quarter ended April 30, 2002. This increase was primarily due to the non-cash expense from our interest rate swap agreements and related option agreements. The non-cash expense due to the change in fair value of financial instruments for the quarter ended April 30, 2003 was $0.4 million compared to non-cash income of $0.2 million for the quarter ended April 30, 2002. We will continue to recognize either income or expense quarterly for the duration of the swap agreements until either October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on yield curves and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero. Since our interest rate swap agreements fix our effective rates at 6.5% and 6.3%, we have paid higher interest expense than had we not entered into these agreements. The decrease of $0.1 million in interest expense was the result of increased debt due to acquisitions offset by lower variable interest rates.

Income Taxes.

Our effective income tax rate was 39.0% for the quarter ended April 30, 2003 and 40.0% for the quarter ended April 30, 2002. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

Net income increased $0.5 million to $5.8 million, or $0.29 per diluted share, for the quarter ended April 30, 2003, compared to $5.3 million, or $0.27 per diluted share, for the quarter ended April 30, 2002.

Nine Months Ended April 30, 2003 compared to Nine Months Ended April 30, 2002

Net Sales.

Our net sales increased approximately 17.0%, or $146.9 million, to $1,013.0 million for the nine months ended April 30, 2003 from $866.1 million for the nine months ended April 30, 2002. This increase was due primarily to net sales from Blooming Prairie, acquired on October 11, 2002, and net sales from Northeast Cooperatives, acquired on December 31, 2002. Sales to independent and mass market customers increased approximately 26% and 24%, respectively. Sales to the supernatural distribution channel grew approximately 1% compared to the nine months ended April 30, 2002. The lower growth rate for the supernatural channel was due primarily to the previously announced transition of our former second-largest customer, Wild Oats, Inc., to a new primary distributor. Sales to the supernatural distribution channel, excluding acquisitions and sales to Wild Oats, Inc. in both periods, increased approximately 34%. Sales to our largest customer, Whole Foods Market, Inc. represented approximately 24% and 19% of net sales for the nine months ended April 30, 2003 and April 30, 2002, respectively. Our current contract with Whole Foods Market, Inc., extends through August 31, 2004. Sales to our former second-largest customer, Wild Oats, Inc., represented approximately 14% of net sales for the nine months ended April 30, 2002.

Gross Profit.

Our gross profit increased approximately 16%, or $28.4 million, to $205.8 million for the nine months ended April 30, 2003 from $177.4 million for the nine months ended April 30, 2002. Our gross profit as a percentage of net sales decreased to 20.3% for the nine months ended April 30, 2003 from 20.5% for the same period last year. Our increase in gross profit as a result of losing the Wild Oats, Inc., which as a large customer received volume discounts, was more than offset by lower gross profit margins in our acquired businesses and a lower than planned gross profit at our Hershey Import division. Wild Oats was our second largest customer and subject to large volume discounts. The gross profit figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $8.4 million and $7.6 million in the nine months ended April 30, 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

Operating Expenses.

Our total operating expenses increased approximately 17.3%, or $25.6 million, to $173.5 million for the nine months ended April 30, 2003 from $147.9 million for the nine months ended April 30, 2002. As a percentage of net sales, operating expenses remained unchanged at 17.1% for each of the nine month periods ended April 30, 2003 and April 30, 2002. The increase in operating expenses was due to lower productivity caused by the transition of the Wild Oats, Inc. business and higher operating expense levels at our recent acquisitions, Blooming Prairie and Northeast Cooperatives. The operating expense figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $8.4 million and $7.6 million in the nine months ended April 30, 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

Operating expenses for the nine months ended April 30, 2003 included approximately $0.6 of costs related to the transition of our second largest customer, Wild Oats, Inc. and approximately $0.4 million of labor costs related to the expansion of our Chesterfield, New Hampshire distribution facility. While we anticipate short-term incremental costs of approximately $1.0 million, we expect to realize transportation and warehouse savings once the expanded Chesterfield facility is fully operational in the fourth quarter of our fiscal year 2003. Operating expenses for the nine months ended April 30, 2002 included approximately $1.4 million related to the relocation of our Atlanta, Georgia facility, of which approximately $0.4 million related to asset impairment and restructuring costs and $1.0 million of other transition costs. In addition we incurred expenses of approximately $0.7 million related to the startup of our Fontana, California distribution facility that consisted primarily of moving and other costs.

Operating Income.

Operating income increased $2.8 million to $32.3 million for the nine months ended April 30, 2003 from $29.5 million for the nine months ended April 30, 2002. As a percentage of sales, operating income decreased to 3.2% for the nine months ended April 30, 2003 from 3.4% for the nine months ended April 30, 2002.

Other Expense (Income).

Other expense decreased $0.6 million to $7.0 million for the nine months ended April 30, 2003 from $7.6 million for the nine months ended April 30, 2002. Interest expense for the nine months ended April 30, 2003 was $5.7 million compared to $5.3 million for the nine months ended April 30, 2002. This increase in interest expense was attributable to higher debt levels due to the acquisitions of Blooming Prairie and Northeast Cooperatives. The change in fair value of financial instruments decreased $0.4 million to $1.8 million for the nine months ended April 30, 2003 from $2.2 million for the nine months ended April 30, 2002. This decrease was primarily due to the decrease in non-cash expense from our interest rate swap agreements and related option agreements due to a more favorable yield curve for the nine months ended April 30, 2003 compared to the same period last year.

Income Taxes.

Our effective income tax rate was 40% for each of the nine-month periods ended April 30, 2003 and 2002. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income.

As a result of the foregoing, net income increased $2.2 million to $15.3 million, or $0.78 per diluted share, for the nine months ended April 30, 2003, compared to $13.1 million, or $0.68 per diluted share, for the nine months ended April 30, 2002.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. Our secured revolving credit facility is $150 million. Interest accrues, at the Company's option, at the New York Prime Rate or 1.50% above the banks' London Interbank Offered Rate. As of April 30, 2003, we had an unused availability of $46.6 million. On April 28, 2003 we executed the sixth amendment to our loan and security agreement, which released and discharged mortgages and amended UCC-1 filings on certain real property. Additionally, on April 30, 2003 we executed a term loan agreement in the principal amount of $30.0 million secured by the real property that was released in accordance with the aforementioned sixth amendment. Proceeds received from the term loan were used to reduce the outstanding balance on our $150.0 million credit facility on which interest accrues at the New York Prime Rate or the banks' London Interbank Offered Rate ("LIBOR") plus 1.50%.

Net cash provided by operations was $28.8 million for the nine months ended April 30, 2003 and $2.7 million for the nine months ended April 30, 2002 and was the result of cash collected from customers net of cash paid to vendors. We also made larger investments in inventory and receivables in 2002, which were not repeated in 2003. Days in inventory was 48 days for April 30, 2003 and 49 days for April 30, 2002. Days sales outstanding at April 30, 2003 was 23 days compared to 29 days at April 30, 2002. The reduction was due primarily to lower sales terms at Blooming Prairie and Northeast Cooperatives and to the loss of Wild Oats, Inc. at terms of net 30 days.

Net cash used in investing activities was $59.0 million for the nine months ended April 30, 2003, and was due primarily to the purchase of substantially all the assets of Blooming Prairie, the merger with privately held Northeast Cooperatives, and the expansion of our Chesterfield, New Hampshire facility. Net cash used in investing activities was $23.6 million for the same period last year, and was due primarily to the development of our new Atlanta, Georgia and Fontana, California facilities.

Net cash provided by financing activities was $23.9 million for the nine months ended April 30, 2003, due to the financing of our real estate with the establishment of a $30.0 million long term loan, offset by repayments on our line of credit and equipment financing lines. The proceeds from the long term note were used to pay down existing debt under our $150 million secured revolving credit facility. Net cash provided by financing activities was $21.1 million for the nine months ended April 30, 2002, due primarily to increased borrowings on our line of credit offset by repayment of long-term debt as a result of the establishment of our $150 million secured revolving credit facility.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million, while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period, the agreement is suspended for that period. LIBOR was 1.32% as of April 30, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133

IMPACT OF INFLATION

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

Certain Factors That May Affect Future Results

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations contain projections of future results of operations or of financial position, or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section, until the effective date of our future reports required by applicable securities laws.

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

      maintaining the customer base,

      optimizing delivery routes,

      coordinating administrative, distribution and finance functions, and integrating management information systems and personnel.

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

Access to capital and the cost of that capital

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, seller financing of acquisitions, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. As of April 30, 2003, we had an unused availability of $46.6 million under our secured credit facility of $150.0 million. Additionally, we procured $30.0 million in additional long-term financing secured by our real estate during the third quarter of our fiscal year 2003, which increased availability on our credit facility. Future low cash availability levels could restrict our ability to expand our business. In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that capital market turmoil significantly increases our cost of capital or limits our ability to borrow funds or raise equity capital, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend heavily on our principal customers

Our current distribution arrangement with our top customer, Whole Foods Market, Inc., is effective through August 31, 2004. Whole Foods Market, Inc. accounted for approximately 24% and 19%, of our net sales during the quarters ended April 30, 2003 and April 30, 2002, respectively, and for the nine months ended April 30, 2003 and April 30, 2002, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, Inc. could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Steven H. Townsend, President and Chief Executive Officer, Rick D. Puckett, Vice President, Chief Financial Officer and Treasurer, Kevin Michel, President of the Western Region and Assistant Secretary, Daniel V. Atwood, Senior Vice President and Secretary, Richard Antonelli, President of the Eastern Region, Michael S. Funk, Chair of the Board of Directors, and other key management employees. Loss of the services of any additional officers or any other key management employee could have a material adverse affect on our business, financial condition or results of operations.

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

We are subject to significant governmental regulation

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

      our products are subject to inspection by the U.S. Food and Drug Administration,

      our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities, and our trucking operations are subject to regulation by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

As of April 30, 2003, approximately 307 employees, representing approximately 9% of our approximately 3,500 employees, were union members. We have in the past been the focus of union organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union organizing efforts. We are currently in negotiations with a union representing our warehouse and delivery employees at our Washington facility. On May 31, 2003, the union employees at our Washington facility rejected our proposed contract. On June 20, 2003, we will enter into non-binding mediation with the union. If we reach an agreement with the union, the agreement will be voted upon by the union members. If we cannot reach an agreement with the union or the union members reject the agreement, a work stoppage may ensue at our Washington facility. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

-------------------------------------------------------------------------------
Exhibit
No.         Description                                                  Page
-------------------------------------------------------------------------------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 - CEO                                                 28
-------------------------------------------------------------------------------
99.2        Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 - CFO                                                 29
-------------------------------------------------------------------------------
99.3        Sixth Amendment to Loan and Security with Fleet Capital
            Corporation dated April 30, 2003.                             30
-------------------------------------------------------------------------------
99.4        Term Loan Agreement with Fleet Capital Corporation dated
            April 30, 2003                                                67
-------------------------------------------------------------------------------

Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on March 6, 2003

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

Dated:  June 16, 2003

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


                                                /s/ Steven H. Townsend
                                                ------------------------
                                                Steven H. Townsend
                                                Chief Executive Officer

                                                June 16, 2003

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


                                                /s/ Rick D. Puckett
                                                ------------------------
                                                Rick D. Puckett
                                                Chief Financial Officer

                                                June 16, 2003