Form 10-K
period 2003-07-31
UNITED NATURAL FOODS INC
filed 2003-10-22
CIK 1020859

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Lake Road Dayville, CT 06241
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:
 (860) 779-2800

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share
Preferred Shares Purchase Right

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant was $630,148,274 based upon the closing price of the registrant's common stock on the Nasdaq Stock Market on October 9, 2003. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 9, 2003 was 19,545,542.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 3, 2003 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1. BUSINESS

Overview

        We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers and carry more than 32,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 14,000 customers, including independently owned natural products retailers, supernatural chains, which are comprised of small and large chains of natural foods supermarkets, and conventional supermarkets located across the United States. Other distribution channels include food service and buying clubs. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. ("Whole Foods Market") for more than 10 years.

        In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, we also own and operate 12 retail natural products stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.

        Since our formation we have completed a number of acquisitions of distributors and suppliers, including Hershey Import Co., Inc. ("Hershey") and Albert's Organics, Inc. ("Albert's"), and 11 retail stores, all of which have expanded our distribution network, product offerings and customer base. On October 11, 2002, we acquired substantially all of the assets of Blooming Prairie Cooperative ("Blooming Prairie"), the largest volume distributor of natural foods in the Midwest region of the United States. On December 31, 2002, we acquired by merger privately held Northeast Cooperative, a natural food distributor, headquartered in Brattleboro, Vermont, which services customers in the Northeast and Midwest regions of the United States. Our distribution operations are comprised of three principal units:

  •
  Our Eastern Region, which is comprised of United Natural Foods, United Northeast (formerly Northeast Cooperative) and Blooming Prairie (formerly Blooming Prairie Cooperative);

  •
  Our Western Region, which is comprised of Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc.; and

  •
  Albert's, which operates in various markets across the United States.

Natural Products Industry

        Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the Natural Foods Merchandiser, a leading trade publication for our industry, sales revenues for all types of natural products rose to $36.4 billion in 2002, an increase of approximately 6.6% compared to 2001. This increase in sales was driven primarily by growth in the following categories:

  •
  coffee, coffee substitutes and cocoa;

  •
  frozen and refrigerated meats, poultry and seafood;

  •
  pudding and shelf stable desserts;

  •
  amino acids; and

  •
  packaged fresh produce.

        The fastest growing categories in organic foods were non-dairy beverages, packaged fresh produce, dairy products, frozen entrees, pizzas and convenience foods, and yogurt and kefir.

        According to the Natural Foods Merchandiser, the continuing growth trend is driven by consumer desire for healthy, tasty and low-cost prepared food. More than half of American households represent "midlevel" organic customers, that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns continue to mount about health claims, food safety, irradiation and genetically modified organisms issues. The Natural Foods Merchandiser has also noted that 79% of natural products stores reported sales increases in 2002, while many other sectors of the economy continued to slump and unemployment increased.

Competitive Advantages

        We believe we benefit from a number of significant competitive advantages including:

  Market Leader With a Nationwide Presence

        We believe we are one of the few distributors capable of serving local and regional customers as well as the rapidly growing supernatural chains. We believe we have significant advantages over smaller, regional natural products distributors as a result of our ability to:

  •
  expand marketing and customer service programs across regions;

  •
  expand national purchasing opportunities;

  •
  consolidate systems applications among physical locations and regions;

  •
  integrate administrative and accounting functions; and

  •
  reduce geographic overlap between regions.

        We were the first organic food distribution network in the United States to earn certification by Quality Assurance International, Inc. ("QAI"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification comprises all of our distribution centers, including those of our Albert's and Hershey divisions, except for our newly acquired Blooming Prairie facilities, which are currently undergoing the certification process.

  Low Cost Distributor

        In addition to our volume purchasing opportunities, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs. Our continued growth has created the need for expansion of existing facilities in order to achieve maximum operating efficiencies and to ensure that we possess adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Auburn, California, New Oxford, Pennsylvania and Vernon, California, the expansion and relocation of our facility in Atlanta, Georgia, and the addition of our Fontana, California distribution facility. We completed the expansion of our Chesterfield, New Hampshire distribution facility in June 2003. This expansion included the consolidation of our operations from Brattleboro, Vermont to Chesterfield, New Hampshire. We now operate a 289,000 square foot facility that provides more product diversity and enables us to better serve customers in our Eastern Region.

        We are currently expanding our Iowa City, Iowa distribution facility from its existing 120,000 square feet to 260,000 square feet. This will enable us to provide enhanced service levels to our customers in the Midwest market and continue to grow our sales base in that market. We are also currently expanding our Dayville, Connecticut distribution facility from its existing 245,000 square feet to 315,000 square feet. The additional storage space in our Iowa City and Dayville facilities allows for more product diversity and the elimination of outside storage expenses. While we anticipate incremental short-term costs during the first half of fiscal 2004, we expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Upon completion of the Iowa City and Dayville facilities' expansion, we will have added approximately 1,037,500 square feet to our distribution centers in the last 5 years, which represents a 75% increase in our storage space.

  Customer Relationships

        We serve more than 14,000 customers across the United States. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. We have also been the primary supplier of natural and organic products to our industry's largest super natural chain in the United States, Whole Foods Market, for more than ten years. Our distribution agreement with Whole Foods Market is in effect through August 31, 2004.

        Our average service level for fiscal 2003 was approximately 97%, which we believe is the highest in our industry. Service levels refer to the percentage of items ordered by customers that are delivered, excluding manufacturers' "out of stocks." We believe that our high service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon outstanding customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

        We carry more than 32,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items.

  Experienced Management Team and Employees with Significant Equity Stake

        Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 13 acquisitions of distributors and suppliers, including Hershey and Albert's, and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust, beneficially own in the aggregate approximately 12.7% of our Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

Competition

        Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) ("Tree of Life"). In addition to its natural and organic products, Tree of Life also distributes specialty food products, thereby diversifying its product offerings. Additionally, Tree of Life markets a well-developed private label program. Tree of Life has also earned QAI certification and has a European presence. Our major regional competitor is Nature's Best, Inc., in the Southwest and

Northwest markets. Since Nature's Best, Inc. serves a regional market, it is very knowledgeable about its customers and has well developed marketing programs, strong support services, including reporting capabilities and inside customer service, and quick response times with regard to new products. We also compete with over 250 smaller regional and local distributors of ethnic, kosher, gourmet and other specialty foods. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities.

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

Growth Strategy

        Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural products industry. Key elements of our strategy include:

  Increase Market Share of the Growing Natural Products Industry

        We intend to continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Southern California and Midwest markets.

  Expand Customer Base

        We have expanded our number of customers served to more than 14,000 as of July 31, 2003. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, buying clubs, hotels and gourmet stores.

  Increase Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base. We intend to continue to seek becoming the primary supplier for a majority of our customers by offering the broadest product offerings in our industry at the most competitive prices. Since 1993, we have expanded our product offerings from approximately 14,000 to more than 32,000 individual products as of July 31, 2003. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings.

  Continue to Expand and Penetrate into new Regions of Distribution

        As discussed under "Competitive Advantages" we have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities. We will continue to selectively evaluate opportunities to acquire distributors to fulfill existing markets and expand into new markets.

  Continue to Improve Efficiency of Nationwide Distribution Network

        We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within our industry and within each of the regions, which have formed our foundation. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has improved our operating margin.

  Continue to Provide the Leading Distribution Solution

        Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and thematic flyer programs, in-store signage and assistance in product display. We believe that our high service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. In September 2002, we announced a strategic alliance with Living Naturally, the leading provider of marketing promotion and electronic ordering systems to the natural products industry. We provide our customers access to Living Naturally's suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

Products

        Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 32,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our private label products address certain preferences of customers, which are not otherwise being met by other suppliers.

        We evaluate over 3,500 potential new products each year based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products which are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

Suppliers

        We purchase our products from approximately 5,000 suppliers. The majority of our suppliers are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural products suppliers seek distribution of their products through us is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and offer many kinds of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc., ("Hain") accounted for approximately 7.5% of our total purchases in fiscal 2003. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases. Generally, our purchases are made from the supplier's national price list at prices consistent with those paid by other customers. However, in other instances, we negotiate agreements with suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. The length of these agreements may vary. Furthermore, many of our agreements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. We have commodity contracts with certain suppliers to purchase bulk items such as dried fruits, nuts, peas and beans. Our outstanding commitments for the purchase of inventory were approximately $14.4 million as of July 31, 2003.

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

        We maintain a comprehensive quality assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. We recently became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification comprises all of our distribution centers, other than our distribution centers in Iowa and Minnesota that were acquired from Blooming Prairie, which are currently undergoing the certification process.

Customers

        We market our products to more than 14,000 customers across the United States. We maintain long-standing customer relationships with independently owned natural products retailers and supernatural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for the fiscal year ended July 31, 2003 were the following:

  •
  leading super natural chains, including Whole Foods Market (including Bread and Circus, Fresh Fields, and Bread of Life), Wild Oats, Wild Harvest, and Basha's; and

  •
  conventional supermarket chains, including Wegman's, Stop and Shop, Shaw's, Star Market, Quality Food Centers, Hannaford, Pathmark, Bilos, Rainbow, Lowe's and Publix.

        Whole Foods Market accounted for approximately 24% and 19% of our net sales in fiscal 2003 and 2002, respectively. Our distribution agreement with Whole Foods Market is in effect through August 31, 2004. This agreement provides discounts to Whole Foods Market based on volume. We believe that we are the primary distributor of natural and organic products to the majority of Whole Foods Markets' stores. Wild Oats, Inc. accounted for approximately 2% of our net sales in fiscal 2003 and 14% of our net sales in 2002. No other customer accounted for more than 10% of our net sales in fiscal 2003. The following table lists the percentage of sales by customer type for the fiscal years ended July 31, 2003 and 2002.

	Percentage of Net Sales
Customer type
	2003	2002
Independently owned natural products retailers	45%	39%
Supernatural chains	33%	41%
Conventional supermarkets	13%	14%
Other	9%	6%

        The shift in 2003 from supernatural sales to independently owned natural products retailers was the result of the acquisitions in fiscal 2003 of Blooming Prairie and Northeast Cooperative and the loss of primary distributorship to Wild Oats, Inc.

Marketing

        We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

        We offer multiple monthly flyer programs featuring the logo and address of the participating retailer imprinted on a flyer advertising approximately 200 sale items, which are sold by the retailer to its customers. The color flyers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flyer generally includes detailed information on selected suppliers, recipes, product features and a comparison of the characteristics of a natural product with a similar mass-market product. The monthly flyer programs are structured to pass through to the retailer the benefit our negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions. In addition, we have increased the number of national marketing programs we offer in order to maximize our national leverage and utilize our internal marketing resources,

        In addition to our monthly flyer programs, we offer thematic custom and seasonal consumer flyers which are used to promote items associated with a particular cause or season, such as environmentally sensitive products for Earth Day or foods and gifts particularly popular during the holiday season. We also:

  •
  offer in-store signage and promotional materials, including shopping bags and end-cap displays; and

  •
  provide assistance with planning and setting up product displays.

Distribution

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors because our national presence allows us to buy full and partial truckloads of products. Whenever necessary, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Many of our competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. Additionally, we can redistribute overstocks and inventory imbalances at one distribution center to another distribution center to ensure products are sold prior to their expiration date, thereby more appropriately balancing inventories.

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

Technology

        We have made a significant investment in financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips.

Retail Operations

        Our Natural Retail Group currently owns and operates 12 natural product retail stores located in Florida, Maryland and Massachusetts. Our retail operations are classified in the Other category for segment reporting purposes. Our retail strategy is to:

  •
  selectively acquire existing stores that meet our strict criteria in categories such as sales and profitability, growth potential, merchandising and management; and

  •
  open new stores in areas with favorable competitive climates and growth potential.

        Generally, we will not purchase or open new stores that directly compete with primary retail customers of our distribution business. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within our Natural Retail Group and the breadth of their product selection.

        We believe that we benefit from certain advantages in acting as a distributor to our retail stores, including our ability to:

  •
  control the purchases made by these stores;

  •
  expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and

  •
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

Employees

        As of July 31, 2003, we had approximately 3,400 full and part-time employees. An aggregate of approximately 259 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

Available Information

        Our Internet address is http://www.unfi.com. The contents of our website are not part of this Annual Report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        We maintained fourteen distribution centers at fiscal year end. These facilities consisted of an aggregate of approximately 2.2 million square feet of space, the largest capacity of any distributor in the natural products industry. We are currently expanding our Iowa City, Iowa distribution facility from its existing 120,000 square feet to 260,000 square feet and our Dayville, Connecticut distribution facility from its existing 245,000 square feet to 315,000 square feet. Our total distribution space will be approximately 2.4 million square feet upon completion of the expansion of our Iowa City, Iowa and Dayville, Connecticut facilities.

        Set forth below for each of our distribution facilities is its location, its current size (in square feet) and the date when our lease will expire for those distribution facilities that we do not own.

Location	Size	Lease Expiration
	(Square feet)
Atlanta, Georgia	250,000	Owned
Auburn, California	150,000	Owned
Auburn, California	100,000	Owned
Auburn, Washington	204,800	March 2009
Aurora, Colorado	200,000	July 2013
Bridgeport, New Jersey	35,700	Owned
Chesterfield, New Hampshire	289,000	Owned
Dayville, Connecticut	245,000	Owned
Fontana, California	200,000	November 2011
Iowa City, Iowa	120,000	Owned
Kealeakua, Hawaii	16,300	December 2006
Mounds View, Minnesota	104,000	May 2007
Vernon, California	34,500	Owned
New Oxford, Pennsylvania	250,000	Owned
Winter Haven, Florida	10,600	September 2004

Total	2,209,900

        We rent facilities to operate twelve retail stores along the east coast with various lease expiration dates. We also rent a 107,000 square foot processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2003.

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 30, 2003 are listed below:

Name	Age	Position
Steven H. Townsend	50	Chief Executive Officer, President and Director
Kevin T. Michel	46	President of Western Region, Assistant Secretary and Director
Richard Antonelli	46	President of Eastern Region
Rick D. Puckett	50	Vice President, Chief Financial Officer and Treasurer
Daniel V. Atwood	45	President of United Natural Brands, Senior Vice President of Marketing and Secretary
Michael Beaudry	39	Vice President of Distribution

        Steven H. Townsend has served as a member of our Board of Directors since December 2000, as our President since April 2001 and as our Chief Executive Officer since January 2003. Mr. Townsend served as President of our Eastern Region from January 2000 until October 2002. Mr. Townsend was self-employed as a real estate developer from January 1998 until December 1999.

        Kevin T. Michel has served as a member of our Board of Directors since February 1996, as our Assistant Secretary since December 2000 and as President of our Western Region since April 2001. Mr. Michel served as our Chief Financial Officer and Treasurer from December 1999 until April 2001, as our interim Chief Financial Officer and Treasurer from August 1999 until November 1999, as Executive Vice President of our Western Region from April 1999 until July 1999 and as President of our Central Region from January 1998 until March 1999.

        Richard Antonelli has served as President of our Eastern Region since September 2002. Mr. Antonelli served as president of Fairfield Farm Kitchens, a Massachusetts-based custom food manufacturer from August 2001 until August 2002. Mr. Antonelli served as our Director of Sales from April 1985 until July 2001.

        Rick D. Puckett has served as our Vice President, Chief Financial Officer and Treasurer since January 2003. Mr. Puckett served in various executive positions at the Suntory Water Group, Inc. from December 1998 until December 2002, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning. Mr. Puckett served as Vice President, Corporate Controller of INFOUSA from July 1997 until November 1998.

        Daniel V. Atwood has served as our President of United Natural Brands since June 2003, our Senior Vice President since October 2002 and as our Secretary since January 1998. Mr. Atwood served as our National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October 1996 and served on our Board of Directors from November 1996 until December 1997. Mr. Atwood served as President of our Natural Retail Group from August 1995 until March 2001.

        Michael Beaudry has served as our Vice President of Distribution since August 2003. Mr. Beaudry served as our Vice President of Operations, Eastern Region, from December 2002 until August 2003, as our Director of Operations from December 2001 until December 2002 and as the Warehouse/Operations Manager of our Dayville, CT facility from December 1999 until December 2001. Mr. Beaudry worked for Target Corp. in various management positions from September 1998 to December 1999.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on the Nasdaq Stock Market under the symbol "UNFI." Our Common Stock began trading on the Nasdaq Stock Market on November 1, 1996. The following table sets forth for the periods indicated the high and low sale prices per share of our Common Stock on the Nasdaq Stock Market for each quarterly period in fiscal 2002 and 2003 and the first quarter of fiscal 2004 through October 9, 2003.

	High	Low
Fiscal 2002
First Quarter	$24.11	$15.64
Second Quarter	25.25	20.21
Third Quarter	26.38	21.34
Fourth Quarter	24.12	14.25
Fiscal 2003
First Quarter	$24.99	$17.84
Second Quarter	26.32	20.40
Third Quarter	29.39	20.68
Fourth Quarter	31.22	24.74
Fiscal 2004
First Quarter (through October 9, 2003)	$34.15	$27.31

        On October 9, 2003, we had 76 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below under the caption Consolidated Statement of Operations Data with respect to the fiscal years ended July 31, 2003, 2002, 2001, 2000 and 1999, and under the caption Consolidated Balance Sheet Data at July 31, 2003, 2002, 2001, 2000 and 1999, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Statement of Operations Data:
Net sales	$1,379,893	$1,175,393	$1,016,834	$908,688	$856,998
Cost of sales	1,099,704	934,238	808,462	727,358	674,998

Gross profit	280,189	241,155	208,372	181,330	182,000
Operating expenses	236,784	200,586	176,903	173,988	150,240
Restructuring and asset impairment charges	2,126	424	801	2,420	3,869
Amortization of intangibles	463	180	1,036	1,070	1,075

Total operating expenses	239,373	201,190	178,740	177,478	155,184

Operating income	40,816	39,965	29,632	3,852	26,816
Other expense (income):
Interest expense	7,795	7,233	6,939	6,412	5,700
Other, net	(386)	4,050	429	(527)	(2,477)

Total other expense	7,409	11,283	7,368	5,885	3,223

Income (loss) before income taxes	33,407	28,682	22,264	(2,033)	23,593
Income taxes (benefit)	13,187	11,473	8,906	(802)	10,126

Net income (loss)	$20,220	$17,209	$13,358	$(1,231)	$13,467

Per share data (Basic):
Net income (loss)	$1.05	$0.91	$0.72	$(0.07)	$0.74
Weighted average basic shares of common stock	19,235	18,933	18,482	18,264	18,196
Per share data (Diluted):
Net income (loss) per share	$1.02	$0.89	$0.71	$(0.07)	$0.73
Weighted average diluted shares of common stock	19,727	19,334	18,818	18,264	18,537
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$64,299	$51,697	$53,351	$65,812	$73,825
Total assets	430,099	354,457	300,444	270,234	237,901
Total long term debt and capital leases	39,119	8,672	9,289	28,529	25,791
Total stockholders' equity	187,563	160,387	135,943	117,954	118,581

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are comprised of three principal units:

  •
  Our Eastern Region, which is comprised of United Natural Foods, United Northeast (formerly Northeast Cooperative) and Blooming Prairie (formerly Blooming Prairie Cooperative);

  •
  Our Western Region, which is comprised of Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc.; and

  •
  Albert's, which operates in various markets across the United States.

        Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural products retail stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, Hershey is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

        In order to maintain our market leadership and improve our operating efficiencies, we are continually:

  •
  expanding marketing and customer service programs across the four regions;

  •
  expanding national purchasing opportunities;

  •
  consolidating systems applications among physical locations and regions;

  •
  integrating administrative and accounting functions; and

  •
  reducing geographic overlap between regions.

        In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Auburn, California, New Oxford, Pennsylvania, Vernon, California, Atlanta, Georgia and our Fontana, California distribution facility. We completed the expansion of our Chesterfield, New Hampshire distribution facility in June 2003. This expansion included the consolidation of our operations from Brattleboro, Vermont to Chesterfield, New Hampshire. We now operate a 289,000 square foot facility that provides more product diversity and enables us to better serve customers in our Eastern Region.

        We are currently expanding our Iowa City, Iowa distribution facility from its existing 120,000 square feet to 260,000 square feet. This will enable us to provide enhanced service levels to our customers in the Midwest market and continue to grow our sales base in that market. We are also currently expanding our Dayville, Connecticut distribution facility from its existing 245,000 square feet to 315,000 square feet. The additional storage space in our Iowa City and Dayville facilities allows for more product diversity and the elimination of outside storage expenses. While we anticipate incremental short-term costs during the first half of fiscal 2004, we expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Upon completion of the Iowa City and Dayville facilities' expansions, we will have added approximately 1,037,500 square feet to our distribution centers in the last 5 years, which represents a 75% increase in our storage space.

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

Critical Accounting Policies

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts and (ii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $90.1 million, net of the allowance for doubtful accounts of $5.1 million, as of July 31, 2003.

  Insurance reserves

        It is our policy to record the self-insured portion of our workers' compensation, health insurance and automobile liabilities based upon actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

  Valuation of goodwill and intangible assets

        SFAS No. 142, Goodwill and Other Intangible Assets requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.

        The restructuring of Hershey during the fourth quarter of fiscal 2003 represented a triggering event that required us to evaluate Hershey's goodwill for potential impairment. Our testing and subsequent analysis indicated that goodwill for Hershey was impaired. Accordingly, we recognized an impairment charge of approximately $1.4 million on goodwill for the year ended July 31, 2003. As of July 31, 2002, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed.

        We recorded additional goodwill in our Distribution operating segment of approximately $27.4 million during the year ended July 31, 2003 as a result of our acquisitions of Blooming Prairie Cooperative Warehouse ($13.8 million) and Northeast Cooperative ($13.6 million). Total goodwill as of July 31, 2003 was $57.4 million after recording the Hershey impairment charge of approximately $1.4 million. As of July 31, 2002, we had goodwill of $31.4 million. Goodwill for the Distribution operating segment totaled $45.7 million and $18.4 million as of July 31, 2003 and 2002, respectively.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year Ended July 31,
	GAAP basis			Excluding Special Items
	2003	2002	2001	2003	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.7%	79.5%	79.5%	79.6%	79.5%	79.5%

Gross profit	20.3%	20.5%	20.5%	20.4%	20.5%	20.5%

Operating expenses	17.2%	17.1%	17.4%	17.1%	16.9%	17.3%
Restructuring and asset impairment charges	0.1%	0.0%	0.1%	—	—	—
Amortization of intangibles	0.0%	0.0%	0.1%	0.0%	0.0%	0.1%

Total operating expenses	17.3%	17.1%	17.6%	17.1%	16.9%	17.4%

Operating income	3.0%	3.4%	2.9%	3.3%	3.6%	3.0%

Other expense (income):
Interest expense	0.6%	0.6%	0.7%	0.6%	0.6%	0.7%
Change in value of financial instruments	0.1%	0.4%	0.1%	—	—	—
Other, net	-0.1%	0.0%	-0.1%	-0.1%	0.0%	-0.1%

Total other expense	0.6%	1.0%	0.7%	0.5%	0.6%	0.6%

Income before income taxes	2.4%	2.4%	2.2%	2.8%	3.0%	2.4%
Income taxes	1.0%	1.0%	0.9%	1.1%	1.2%	0.9%

Net income	1.5%	1.5%	1.3%	1.7%	1.8%	1.5%

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

  Net Sales

        Our net sales increased approximately 17.4%, or $204.5 million, to $1.38 billion for the year ended July 31, 2003 from $1.18 billion for the year ended July 31, 2002. The increase was primarily due to the effects of the acquired businesses, resulting in growth in the independently owned natural products retailers and mass market distribution channels of approximately 28% and 9%, respectively. We acquired Blooming Prairie, a distributor of natural foods and products in the Midwest region of the United States, in October 2002, and Northeast Cooperative, another natural food distributor, in December 2002. The decline in the percentage of sales to supernaturals over the prior year was the result of the expiration of our contract as primary distributor to Wild Oats, Inc. ("Wild Oats") in August 2002. However, we continued to distribute to Wild Oats in fiscal 2003 as a secondary supplier, and generated revenue from such distribution of approximately $30 million. Fiscal 2003 sales growth including acquisitions, but excluding the effect of sales to Wild Oats, was 32.5%. Sales to our largest customer, Whole Foods Market represented approximately 24% of net sales for the year ended July 31, 2003. Whole Foods Market and Wild Oats represented approximately 19% and 14%, respectively, of net sales for the year ended July 31, 2002. Our current distribution arrangement with Whole Foods Market expires on August 31, 2004.

  Gross Profit

        Our gross profit increased approximately 16.2%, or $39.0 million, to $280.2 million for the year ended July 31, 2003 from $241.2 million for the year ended July 31, 2002. Our gross profit as a percentage of net sales was 20.3% and 20.5% for the years ended July 31, 2003 and 2002, respectively.

  Operating Expenses

        Our total operating expenses, excluding special items, increased approximately 18.6%, or $36.9 million, to $235.7 million for the year ended July 31, 2003 from $198.8 million for the year ended July 31, 2002. Our total operating expenses, including special items, increased approximately 19.0%, or $38.2 million, to $239.4 million for the year ended July 31, 2003 from $201.2 million for the year ended July 31, 2002. As a percentage of net sales, operating expenses, excluding special charges, increased from 17.1% for the year ended July 31, 2003 to 16.9% for the year ended July 31, 2002. As a percentage of net sales, operating expenses, including special charges, increased from 17.1% for the year ended July 31, 2002 to 17.3% for the year ended July 31, 2003. Special items are discussed below. The increase in operating expenses was due primarily to the effect of the acquired businesses and lower productivity caused by the transition of the Wild Oats business. We believe we will be able to decrease operating expenses as a percentage of sales as we focus on increasing market share to replace Wild Oats sales and integrating Blooming Prairie and Northeast Cooperative into our Eastern region, resulting in more efficient routing and warehouse operations. Transportation, warehouse labor, and utilities costs continued to track at levels consistent with the prior year as a percentage of sales. Fuel expense, as a percentage of sales, increased approximately 6 basis points compared to the prior year, due primarily to the marked increase in average diesel prices during the year. The operating expense figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $11.4 million and $10.5 million in fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share. We may incur additional special charges as we increase our warehouse capacity.

  Operating Income

        Operating income, excluding the special items discussed below, increased approximately 7.6%, or $3.2 million, to $45.6 million for the year ended July 31, 2003 from $42.4 million for the year ended July 31, 2002. As a percentage of sales, operating income, excluding special items, decreased to 3.3% for the year ended July 31, 2003 compared to 3.6% for the year ended July 31, 2002. Operating income, including special items, increased approximately 2.1%, or $0.8 million, to $40.8 million, or 3.0% of sales, for the year ended July 31, 2003 from $40.0 million, or 3.4% of sales, for the year ended July 31, 2002.

  Other (Income)/Expense

        Other expense, excluding the change in fair value of financial instruments, remained relatively flat at $7.0 million for the years ended July 31, 2003 and 2002. This consistency was primarily due to higher interest expense caused by a higher borrowing base, which was partially offset by lower interest rates and an increase in other income of $0.6 million. Other expense, including the change in fair value of financial instruments, decreased $3.9 million to $7.4 million for the year ended July 31, 2003 from $11.3 million for the year ended July 31, 2002. This decrease was primarily due to a smaller decline in the fair value of our interest rate swap agreements and related option agreements resulting from unfavorable changes in yield curves used to determine the change in fair value. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either

October 2003 or 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreements are extended by the counter party. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero.

  Income Taxes

        Our effective income tax rate was 39.5% and 40.0% for the years ended July 31, 2003 and 2002, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

  Net Income

        As a result of the foregoing, net income, excluding special items, increased approximately 10.1%, or $2.2 million, to $23.4 million, or $1.19 per diluted share, for the year ended July 31, 2003, compared to $21.2 million, or $1.10 per diluted share, for the year ended July 31, 2002. Net income, including special items, increased approximately 17.5%, or $3.0 million, to $20.2 million, or $1.02 per diluted share, for the year ended July 31, 2003 compared to $17.2 million, or $0.89 per diluted share, for the year ended July 31, 2002. We expect earnings per diluted share in the range of $1.42—$1.46 for fiscal 2004, excluding any potential special items.

  Special Items

        The special items for the year ended July 31, 2003 included a goodwill impairment charge, inventory write down and restructuring and asset impairment charges related to our subsidiary, Hershey, and moving and other costs related to the expansion of our Chesterfield, New Hampshire distribution facility. In addition, the special items included costs related to the loss of a major customer and a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves. Special items for the year ended July 31, 2002 consisted of a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves as well as moving, asset impairment and redundant rent expense related to moving our Atlanta, Georgia distribution facility, incremental costs such as labor, utilities and rent related to the startup of our southern California distribution facility and labor, utilities, rent and severance related to relocating our subsidiary, Hershey.

        We entered into interest rate swap agreements in October 1998, August 2001 and April 2003. The October 1998 and August 2001 agreements are "ineffective" hedges. Applicable accounting treatment requires that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "other comprehensive income" in our statement of stockholders' equity. The changes in fair value are dependent upon the forward looking yield curves for each swap and are impossible for us to predict in our forward looking statements. The April 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and August 2001 agreements are special items that are excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the April 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special charge because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a negative change in fair value for fiscal 2003 that decreased our earnings per share by $0.02. If we were prohibited from excluding this item as a special charge, it would artificially deflate our reported earnings per share below our stated guidance and thereby mislead investors as to our condition.

        The following table details the amounts and effects of these items:

Year Ended July 31, 2003	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$38,655	$23,395	$1.19
Less: Special Items
Goodwill impairment charge	1,353	819	0.04
Inventory write down (included in cost of goods sold)	1,104	668	0.03
Moving and other costs (included in operating expenses)	1,004	607	0.03
Restructuring and asset impairment charges	773	467	0.02
Costs related to loss of major customer (included in operating expenses)	530	321	0.02
Interest rate swap agreements (change in value of financial instruments)	484	293	0.02

Net income, including special items:	$33,407	$20,220	$1.02	*

Year Ended July 31, 2002	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$35,409	$21,245	$1.10
Less: Special Items
Change in value of financial instruments	4,331	2,599	0.13
Relocation and startup costs (included in operating expenses)	1,972	1,183	0.06
Asset impairment charges	424	254	0.01

Net income, including special items:	$28,682	$17,209	$0.89	*

*
Totals reflect rounding

        All non-GAAP numbers have been adjusted to exclude special charges. A reconciliation of specific adjustments to GAAP results for the year ended July 31, 2003 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under "Use of Non-GAAP Results" below.

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

  Net Sales

        Our net sales increased approximately 15.6%, or $158.6 million, to $1.18 billion for the year ended July 31, 2002 from $1.02 billion for the year ended July 31, 2001. The increase was primarily due to growth in the supernatural and mass market distribution channels of approximately 25% and 19%, respectively. Also included in net sales for fiscal 2002 were sales for Boulder Fruit Express, an organic produce and perishables distributor we acquired in November 2001, and sales for a Florida retail store we opened in October 2001. Sales growth excluding the acquisition and the new store sales was 14.4%. Sales to our two largest customers, Whole Foods Market, and Wild Oats represented approximately 19% and 14%, respectively, of net sales for the year ended July 31, 2002. Whole Foods Market represented approximately 17% and Wild Oats represented approximately 14% of net sales for the year ended July 31, 2001.

  Gross Profit

        Our gross profit increased approximately 15.7%, or $32.8 million, to $241.2 million for the year ended July 31, 2002 from $208.4 million for the year ended July 31, 2001, reflecting the reclassification upon adoption of EITF 02-16. Our gross profit as a percentage of net sales was 20.5% for the years ended July 31, 2002 and July 31, 2001.

  Operating Expenses

        Our operating expenses, excluding special items, increased approximately 11.9%, or $21.2 million, to $198.8 million for the year ended July 31, 2002 from $177.6 million for the year ended July 31, 2001, reflecting the reclassification upon adoption of EITF 02-16. Our operating expenses, including special items, increased by approximately 12.6%, or $22.5 million, to $201.2 million for the year ended July 31, 2002 from $178.7 million for the year ended July 31, 2001. As a percentage of net sales, operating expenses, excluding special items, decreased to 16.9% for the year ended July 31, 2002 from 17.4% for the year ended July 31, 2001. As a percentage of net sales, operating expenses, including special items, decreased to 17.1% for the year ended July 31, 2002 from 17.6% for the year ended July 31, 2001. Special items are discussed below. The lower operating expenses as a percentage of net sales were due primarily to increased efficiencies in our transportation departments as a result of more efficient routing and successfully leveraging our fixed expenses against a higher sales base. We also experienced improved labor productivity due primarily to a more favorable labor market nationwide and a higher retention rate of experienced warehouse and transportation employees. We experienced significant increases in workers' compensation and commercial automobile insurance premiums. The insurance premium market is somewhat volatile, and whether there is improvement or deterioration in future quarters is largely dependent on our ability to control our automobile and workers' compensation losses, which are retained risks. We have reduced our operating expenses, excluding special charges, to 16.9% of sales by continuing to realize operating efficiencies and expanding our sales base.

  Operating Income

        Operating income, excluding the special items discussed below, increased approximately 37.7%, or $11.5 million, to $42.4 million for the year ended July 31, 2002 from $30.8 million for the year ended July 31, 2001. As a percentage of sales, operating income, excluding special items, increased to 3.6% for the year ended July 31, 2002 compared to 3.0% for the year ended July 31, 2001. Operating income, including special items, increased approximately 34.9%, or $10.3 million, to $40.0 million, or 3.4% of sales, for the year ended July 31, 2002 from $29.6 million, or 2.9% of sales, for the year ended July 31, 2001.

  Other (Income)/Expense

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

  Income Taxes

        Our effective income tax rate was 40.0% for the years ended July 31, 2002 and 2001. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

  Net Income

        As a result of the foregoing, net income, excluding special items, increased approximately 43.5%, or $6.4 million, to $21.2 million, or $1.10 per diluted share, for the year ended July 31, 2002, compared to $14.8 million, or $0.79 per diluted share, for the year ended July 31, 2001. Net income, including special items, increased approximately 28.8%, or $3.9 million, to $17.2 million, or $0.89 per diluted share, for the year ended July 31, 2002 compared to $13.4 million, or $0.71 per diluted share, for the year ended July 31, 2001.

  Special Items

        The special items for the year ended July 31, 2002 included a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves, relocation, asset impairment and redundant rent expense related to moving our Atlanta, Georgia distribution facility, incremental costs such as labor, utilities and rent related to the startup of our southern California distribution facility and labor, utilities, rent and severance related to relocating Hershey. Special items for the year ended July 31, 2001 consisted of a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves, costs related to the expansion of our New Oxford, Pennsylvania distribution facility and asset impairment charges, primarily goodwill, associated with closing an unprofitable retail store. See disclosure above regarding our belief that our interest rate swap agreements are special items that should be excluded as non-recurring items.

        The following table details the amounts and effects of these items:

Year Ended July 31, 2002	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$35,409	$21,245	$1.10
Less: Special Items
Change in value of financial instruments	4,331	2,599	0.13
Relocation and startup costs (included in operating expenses)	1,972	1,183	0.06
Asset impairment charges	424	254	0.01

Net income, including special items:	$28,682	$17,209	$0.89	*

*
Total reflects rounding

Year Ended July 31, 2001	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$24,746	$14,848	$0.79
Less: Special Items
Change in value of financial instruments	1,290	774	0.04
Expansion costs (operating expenses)	391	235	0.01
Restructuring and asset impairment charges	801	481	0.03

Net income, including special items:	$22,264	$13,358	$0.71

        All non-GAAP numbers have been adjusted to exclude special charges. A reconciliation of specific adjustments to GAAP results for the year ended July 31, 2002 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under "Use of Non-GAAP Results" below.

Liquidity and Capital Resources

        We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. This additional access to capital provides for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of July 31, 2003, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million with remaining availability of $48.4 million. In April 2003, we executed an amendment to our loan and security agreement, which released and discharged real estate mortgages on certain real property. Additionally, in April 2003 we executed a term loan agreement in the principal amount of $30.0 million secured by the real property that was released in accordance with the aforementioned amendment. The $30.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. Proceeds received from the term loan were used to reduce the outstanding balance on our $150.0 million credit facility on which interest accrues at the New York Prime Rate or the banks' London Interbank Offered Rate ("LIBOR") plus 1.50%.

        We believe that our capital requirements for fiscal 2004 will be in the $24 to $28 million range, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. Approximately $10 million of the capital required for the expansion of our distribution facilities will be financed through additional long term debt with terms and conditions similar to the existing $30 million term loan, with the same financial institutions. We believe that our future capital requirements will be similar to our anticipated fiscal 2004 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $31.9 million for the year ended July 31, 2003 and was the result of cash collected from customers net of cash paid to vendors, partially offset by investments in inventory. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, as well as our acquisitions of Blooming Prairie and Northeast Cooperative. Days in inventory was consistent at July 31, 2003 and 2002 at 50 days. Days sales outstanding at July 31, 2003 was 24 days compared to 28 days at July 31, 2002. Net cash provided by operations was $11.4 million for the year ended July 31, 2002 and was due to cash collected from customers, net of cash paid to vendors, exceeding our investments in accounts receivable and inventory. Working capital at July 31, 2003 was $64.3 million.

        Net cash used in investing activities was $63.5 million for the year ended July 31, 2003 and was due primarily to the purchase of substantially all the assets of Blooming Prairie, the merger with privately held Northeast Cooperative, and the expansion of our Chesterfield, New Hampshire facility, compared to $27.8 million for the same period last year that was due primarily to capital expenditures for the purchase of our new Atlanta, Georgia facility and equipment purchases for our Fontana, California facility.

        Net cash provided by financing activities was $24.1 million for the year ended July 31, 2003 due to proceeds from the issuance of a $30 million term loan agreement and proceeds from the exercise of stock options, partially offset by repayments of long-term debt and repayments on our $150 million secured revolving credit facility. Net cash provided by financing activities was $21.5 million for the year ended July 31, 2002 due to increased borrowings on our line of credit and our equipment financing lines, offset by the repayment of long-term debt as a result of the establishment of the $150 million secured revolving credit facility.

        In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing our effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. LIBOR was 1.10% as of July 31, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS 133.

        In May 2003, we entered into an additional interest rate swap agreement. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS No. 133.

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

Recently Issued Financial Accounting Standards

        Emerging Issues Task Force issue No. 02-16, Accounting by a Reseller for Cash Consideration Received, became effective for us during the third quarter of fiscal 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor. The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of sales and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue or (2) a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products and therefore, a reduction of advertising expense. We do not track costs on a specific vendor basis. Therefore, we were required to classify vendor consideration received for advertising as a reduction in cost of sales. Vendor payments received for advertising arrangements formerly classified as reductions of operating expenses have been reclassified as a reduction of cost of sales for all the periods presented. These changes reduce cost of sales and also increase operating expenses by $11.4 million, $10.5 million and $9.6 million for the years ended July 31, 2003, 2002 and 2001, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed under the accounting for stock options in Note 1 (m), we account for stock-based compensation in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. We adopted the disclosure provisions of SFAS 148 for fiscal 2003.

        In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Adoption of the guidance in this pronouncement is not expected to have a material impact on the Companies consolidated financial position or results of operations.

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of the Statement on August 1, 2003. Adoption of the guidance in this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation are effective for interim and annual periods ending after December 15, 2002 and the accounting requirements are effective beginning January 1, 2003. FIN 45 requires all guarantees and indemnifications within its scope to be recorded at fair value as liabilities and the disclosure of the maximum possible loss to us under these guarantees and indemnifications. Management has determined that FIN 45 does not have a material impact on our consolidated financial statements.

        On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification and consolidate of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. We have completed an analysis of FIN 46 and have determined that we do not have any VIEs.

Use of Non-GAAP Results

        Financial measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles (GAAP) are referred to as non-GAAP financial measures. To supplement our financial statements presented on a GAAP basis, we use non-GAAP additional measures of operating results, net earnings and earnings per share adjusted to exclude special charges. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special charges are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and its marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with generally accepted accounting principles in the United States. A comparison and reconciliation from non-GAAP to GAAP results is included in the tables above.

Certain Factors That May Affect Future Results

        This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position. Any forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We do not undertake to update any information in the foregoing reports until the effective date of our future reports required by applicable laws. Any projections of future results of operations should not be construed in any manner as a guarantee that such results will in fact occur. These projections are subject to change and could differ materially from final reported results. We may from time to time update these publicly announced projections, but we are not obligated to do so.

  Acquisitions

        We continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate our acquisitions and mergers.

        A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

  •
  the optimization of delivery routes;

  •
  coordination of administrative, distribution and finance functions;

  •
  the integration of management information systems and personnel; and

  •
  maintaining customer base.

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

  We have significant competition from a variety of sources

        We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. There can be no assurance that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. There can be no assurance that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

  We depend heavily on our principal customer

        Our current distribution arrangement with our top customer, Whole Foods Market, is effective through August 31, 2004. Whole Foods Market accounted for approximately 24% and 19% of our net sales during the fiscal years ended July 31, 2003 and 2002, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market including from increased distribution to its own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

  Our operations are sensitive to economic downturns

        The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

  •
  difficulties with the collectibility of accounts receivable;

  •
  difficulties with inventory control;

  •
  competitive pricing pressures; and

  •
  unexpected increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

  We are dependent on a number of key executives

        Management of our business is substantially dependent upon the services of Steven H. Townsend, President and Chief Executive Officer, Rick D. Puckett, Chief Financial Officer, Dan Atwood, President of United Natural Brands, Senior Vice President and Secretary, Rick Antonelli, President of our Eastern Region and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

  Our operating results are subject to significant fluctuations

        Our net sales and operating results may vary significantly from period to period due to:

  •
  changes in our operating expenses, including in fuel and insurance;

  •
  management's ability to execute our business and growth strategies;

  •
  personnel changes;

  •
  demand for natural products;

  •
  supply shortages;

  •
  general economic conditions;

  •
  changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues;

  •
  fluctuation of natural product prices due to competitive pressures;

  •
  lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;

  •
  volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise; and

  •
  future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

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

  We are subject to significant governmental regulation

        Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

  •
  our products are subject to inspection by the U.S. Food and Drug Administration;

  •
  our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities; and

  •
  the U.S. Department of Transportation and the U.S. Federal Highway Administration regulate our trucking operations.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

  Union-organizing activities could cause labor relations difficulties

        As of July 31, 2003, we had approximately 3,400 full and part-time employees. An aggregate of approximately 259, or 8%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

  Access to capital and the cost of that capital

        We have a secured revolving credit facility with available credit under it of $150.0 million at an interest rate of LIBOR plus 1.5% maturing on June 30, 2005. As of July 31, 2003, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million with remaining availability of $48.4 million. In April 2003, we executed a term loan agreement in the principal amount of $30.0 million secured by real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%.

        In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that our cost of capital increases or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We are exposed to interest rate fluctuations on our borrowings. As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

        Beginning in 1998, we began managing our debt portfolio by using interest rate swaps to achieve a desired mix of fixed rates. At July 31, 2003, we had two interest rate swaps relating to our $150 million revolving credit facility. The swaps convert $90 million in notional amounts from floating rate to a fixed rate. The interest rate swap agreement entered into in October 1998 ("1998 swap") is a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing our effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. We entered into an additional interest rate swap agreement effective August 2001 ("2001 swap"). The additional agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS 133. The fair market value of these derivatives was approximately $(6.1) million. With all other variables remaining constant, a 25 basis point change in LIBOR on the October 1998 swap would have yielded a $305,400 change in fair value at July 31, 2003. With all other variables remaining constant, a 25 basis point change in LIBOR on the 2001 swap would have yielded a $285,600 change in fair value at July 31, 2003.

        We account for our interest rate swap agreement entered into during May 2003 ("2003 swap") using hedge accounting treatment as the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The 2003 swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. Under this method of accounting, at July 31, 2003, we recorded a $0.4 million asset representing gross unrealized gains on this derivative, and a corresponding credit to accumulated other comprehensive income in the statement of stockholders' equity. We do not enter into derivative agreements for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
United Natural Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Providence, Rhode Island
August 29, 2003

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	JULY 31, 2003	JULY 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,645	$11,184
Accounts receivable, net of allowance of $5,061 and $5,767, respectively	90,111	84,303
Notes receivable, trade, net of allowance of $177 and $0, respectively	585	513
Inventories	158,263	131,932
Prepaid expenses	5,706	4,493
Deferred income taxes	6,455	4,612
Refundable income taxes	704	58

Total current assets	265,469	237,095
Property & equipment, net	101,238	82,702
Goodwill	57,400	31,399
Notes receivable, trade, net of allowance of $2,618 and $225, respectively	1,261	956
Intangible assets, net of accumulated amortization of $516 and $222, respectively	1,014	248
Deferred income taxes	—	800
Other, net	3,717	1,257

Total assets	$430,099	$354,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$96,170	$106,109
Current installments of long-term debt	4,459	1,658
Current installments of obligations under capital leases	903	1,037
Accounts payable	67,187	52,789
Accrued expenses and other current liabilities	26,347	18,185
Financial instruments	6,104	5,620

Total current liabilities	201,170	185,398
Long-term debt, excluding current installments	38,507	7,677
Deferred income taxes	2,247	—
Obligations under capital leases, excluding current installments	612	995

Total liabilities	242,536	194,070

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; issued and outstanding 19,510 and 19,106 shares at July 31, 2003 and 2002, respectively	195	191
Additional paid-in capital	86,068	79,711
Unallocated shares of Employee Stock Ownership Plan	(1,931)	(2,094)
Accumulated other comprehensive income	432	—
Retained earnings	102,799	82,579

Total stockholders' equity	187,563	160,387

Total liabilities and stockholders' equity	$430,099	$354,457

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	YEARS ENDED JULY 31,
	2003	2002	2001
Net sales	$1,379,893	$1,175,393	$1,016,834
Cost of sales	1,099,704	934,238	808,462

Gross profit	280,189	241,155	208,372

Operating expenses	236,784	200,586	176,903
Goodwill impairment charge	1,353	—	—
Restructuring and asset impairment charges	773	424	801
Amortization of intangibles	463	180	1,036

Total operating expenses	239,373	201,190	178,740

Operating income	40,816	39,965	29,632

Other expense (income):
Interest expense	7,795	7,233	6,939
Change in value of financial instruments	484	4,331	1,290
Other, net	(870)	(281)	(861)

Total other expense	7,409	11,283	7,368

Income before income taxes	33,407	28,682	22,264
Income taxes	13,187	11,473	8,906

Net income	$20,220	$17,209	$13,358

Basic per share data:
Net income	$1.05	$0.91	$0.72

Weighted average basic shares of common stock	19,235	18,933	18,482

Diluted per share data:
Net income	$1.02	$0.89	$0.71

Weighted average diluted shares of common stock	19,727	19,334	18,818

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Outstanding Number of Shares	Common Stock	Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	(In thousands)
Balances at July 31, 2000	18,283	$183	$68,180	$(2,421)	$—	$52,012	$117,954
Allocation of shares to ESOP	—	—	—	163	—	—	163
Issuance of common stock, net	370	4	3,505	—	—	—	3,509
Tax effect of exercises of stock options	—	—	959	—	—	—	959
Net income	—	—	—	—	—	13,358	13,358

Balances at July 31, 2001	18,653	187	72,644	(2,258)	—	65,370	135,943

Allocation of shares to ESOP	—	—	—	164	—	—	164
Issuance of common stock, net	254	2	2,405	—	—	—	2,407
Tax effect of exercises of stock options	—	—	415	—	—	—	415
Issuance of common stock in connection with acquisition	199	2	4,247	—	—	—	4,249
Net income	—	—	—	—	—	17,209	17,209

Balances at July 31, 2002	19,106	191	79,711	(2,094)	—	82,579	160,387

Allocation of shares to ESOP	—	—	—	163	—	—	163
Issuance of common stock, net	404	4	5,407	—	—	—	5,411
Tax effect of exercises of stock options	—	—	950	—	—	—	950
Fair value of swap agreement	—	—	—	—	432	—	432
Net income	—	—	—	—	—	20,220	20,220

Total comprehensive income							20,652

Balances at July 31, 2003	19,510	$195	$86,068	$(1,931)	$432	$102,799	$187,563

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED JULY 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,220	$17,209	$13,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,330	8,206	7,908
Change in fair value of financial instruments	484	4,331	1,290
Goodwill impairment charge	1,353	—	255
Loss on disposals of property & equipment	154	307	640
Deferred income taxes	1,667	(1,099)	(1,529)
Provision for doubtful accounts	2,622	1,806	2,903
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(1,083)	(3,867)	(14,887)
Inventory	(3,861)	(21,091)	(5,719)
Prepaid expenses	869	921	713
Refundable income taxes	(647)	308	4,035
Other assets	(2,552)	(928)	42
Notes receivable, trade	87	266	(514)
Accounts payable	(496)	(692)	13,725
Accrued expenses	1,775	5,346	(234)
Tax effect of stock option exercises	950	415	959

Net cash provided by operating activities	31,872	11,438	22,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of subsidiaries, net of cash acquired	(43,723)	(16)	(2,393)
Proceeds from disposals of property and equipment	257	33	46
Capital expenditures	(20,025)	(27,789)	(15,891)

Net cash used in investing activities	(63,491)	(27,772)	(18,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under note payable	(9,939)	38,053	49
Repayments on long-term debt	(2,073)	(21,062)	(2,742)
Proceeds from issuance of long-term debt	32,110	2,967	89
Principal payments of capital lease obligations	(1,429)	(1,240)	(1,162)
Proceeds from exercise of stock options	5,411	2,407	3,509

Net cash provided by (used in) financing activities	24,080	21,125	(257)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,539)	4,791	4,450
Cash and cash equivalents at beginning of period	11,184	6,393	1,943

Cash and cash equivalents at end of period	$3,645	$11,184	$6,393

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,697	$7,089	$6,822

Income taxes, net of refunds	$7,999	$12,883	$5,709

In 2003, 2002 and 2001, the Company incurred capital lease obligations of approximately $912, $667 and $923, respectively.
The fair value of common stock issued for an acquisition of a subsidiary in fiscal 2002 was $4,249.

See notes to consolidated financial statements.

(1)   SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Business

        United Natural Foods, Inc. and Subsidiaries (the "Company") is a distributor and retailer of natural and organic products. The Company sells its products throughout the United States.

  (b) Basis of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

  (c) Cash Equivalents

        Cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

  (d) Inventories and Cost of Sales

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Allowances received from suppliers are recorded as reductions in cost of sales upon the sale of the related products.

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

        Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.

        The restructuring of Hershey during the fourth quarter of fiscal 2003 represented a triggering event that required the Company to evaluate Hershey's goodwill for potential impairment. The Company's testing and subsequent analysis indicated that goodwill for Hershey was impaired. Accordingly, the Company recognized an impairment charge of approximately $1.4 million on goodwill for the year ended July 31, 2003. As of July 31, 2002, the Company's annual assessment of each of its reporting units indicated that no impairment of goodwill existed.

        The Company recorded additional goodwill in our Distribution operating segment of approximately $27.4 million during the year ended July 31, 2003 as a result of our acquisitions of Blooming Prairie Cooperative Warehouse ($13.8 million) and Northeast Cooperative ($13.6 million). Total goodwill as of July 31, 2003 was $57.4 million after recording the Hershey impairment charge of approximately $1.4 million. As of July 31, 2002, the Company had goodwill of $31.4 million. Goodwill for the Distribution operating segment totaled $45.7 million and $18.4 million as of July 31, 2003 and 2002, respectively.

        Other intangibles consist of covenants not to compete and a supply agreement with a weighted average amortization period of three years and three months. The Company had other intangibles less related accumulated amortization of $1.5 million and $0.5 million at July 31, 2003, respectively, and $0.5 million and $0.2 million at July 31, 2002, respectively. Amortization expense was $0.4 million, $0.1 million and $0.1 million for the years ended July 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Years ended July 31	(in thousands)
2004	$472
2005	393
2006	116
2007	30
2008	3

$1,014

  (h) Revenue Recognition and Concentration of Credit Risk

        The Company records revenue upon shipment of products. Revenues are recorded net of applicable sales discounts and estimated sales returns. Sales incentives provided to customers are accounted for as reductions in revenue as the related revenue is recorded. The Company's sales are with customers located throughout the United States. The Company had one customer in 2003, Whole Foods Market, Inc. ("Whole Foods"), which provided more than 10% of the Company's revenue. In 2002 and 2001, two customers, Whole Foods and Wild Oats, Inc. ("Wild Oats"), generated 10% or more of the Company's revenues. Total net sales to Whole Foods were approximately $330.9 million, $224.6 million and $169.0 million in 2003, 2002 and 2001, respectively. Wild Oats total net sales in 2002 and 2001 were approximately $162.8 and $147.0 million, respectively. On June 19, 2002, the Company announced that its contract as primary distributor to Wild Oats would not be renewed past its expiration date of August 31, 2002. However, the Company continued to distribute to Wild Oats in fiscal 2003 as a secondary supplier generating revenue from such distribution of approximately $30 million.

        The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders.

  (i) Advertising

        Advertising costs are expensed as incurred. Advertising expense was $6.6 million, $5.2 million and $5.4 million for the years ended July 31, 2003, 2002 and 2001, respectively.

  (j) Fair Value of Financial Instruments

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

        The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	July 31, 2003		July 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$3,645	$3,645	$11,184	$11,184
Liabilities:
Notes payable	(96,170)	(96,170)	(106,109)	(106,109)
Long term debt, including current portion	(42,966)	(42,966)	(9,335)	(9,335)
Interest rate agreements:
Interest rate swap and option agreements	(5,672)	(5,672)	(5,620)	(5,620)

  (k) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (l) Notes Receivable, Trade

        The Company issues notes receivable, trade to certain customers under two basic circumstances; inventory purchases for initial store openings and overdue accounts receivable. Initial store opening notes are generally receivable over a period not to exceed twelve months. The overdue accounts receivable notes may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

  (m) Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In addition, the Company has made the appropriate disclosures as required under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years ended July 31,
	2003	2002	2001
Net income—as reported	$20,220	$17,209	$13,358
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,839)	(2,786)	(1,778)

Net income—pro forma	$17,381	$14,423	$11,580

Basic earnings per share
As reported	$1.05	$0.91	$0.72

Pro forma	$0.90	$0.76	$0.63

Diluted earnings per share
As reported	$1.02	$0.89	$0.71

Pro forma	$0.88	$0.75	$0.62

        The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	Years ended July 31,
	2003	2002	2001
Expected volatility	60.5%	64.0%	76.8%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.3%	4.7%	5.1%
Expected life	5 years	5 years	8 years

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

	Years ended July 31,
	2003	2002	2001
	(In thousands)
Basic weighted average shares outstanding	19,235	18,933	18,482
Net effect of dilutive stock options based upon the treasury stock method	492	401	336

Diluted weighted average shares outstanding	19,727	19,334	18,818

Antidilutive potential common shares excluded from the computation above	—	601	—

  (o) Comprehensive Income

        Components of other comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised of net income and the net gain or loss on derivative instruments designated as cash flow hedges.

  (p) New Accounting Pronouncements

        Emerging Issues Task Force issue No. 02-16, Accounting by a Reseller for Cash Consideration Received, became effective for the Company during the third quarter of fiscal 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor. The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of sales and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products and therefore, a reduction of advertising expense. The Company does not track costs on a specific vendor basis. Therefore, the Company was required to classify vendor consideration received for advertising as a reduction in cost of sales. Vendor payments received for advertising arrangements formerly classified as reductions of operating expenses have been reclassified as a reduction of cost of sales for all the periods presented. These changes reduced cost of sales and also increased operating expenses by $11.4 million, $10.5 million and $9.6 million for the years ended July 31, 2003, 2002 and 2001, respectively. This accounting change had no impact on reported operating income, net income or earnings per share for any of the periods presented.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148") Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends SFAS 123, and provides alternative methods of transition for an entity that voluntarily changes to the fair value- based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed under the accounting for stock options in Note 1 (l), the Company accounts for stock-based compensation in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. The Company adopted the disclosure provisions of SFAS 148 for fiscal 2003.

        In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. Adoption of the guidance in this pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of the Statement on August 1, 2003. Adoption of the guidance in this pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation are effective for interim and annual periods ending after December 15, 2002 and the accounting requirements are effective beginning January 1, 2003. FIN 45 requires all guarantees and indemnifications within its scope to be recorded at fair value as liabilities and the disclosure of the maximum possible loss to the Company under these guarantees and indemnifications. Management has determined that FIN 45 does not have a material impact on the Company's consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification and consolidate of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

(2)   ACQUISITIONS

        On December 31, 2002, the Company acquired by merger privately held Northeast Cooperative, a natural food distributor, headquartered in Brattleboro, Vermont, which services customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Northeast Cooperative have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $13.6 million related to this purchase acquisition, reflecting the cost of the acquisition and additional liabilities recorded.

        On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative ("Blooming Prairie"), a distributor of natural foods and related products in the Midwest region of the United States, for cash consideration of $29.6 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Blooming Prairie have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company recorded goodwill of $13.8 million related to this purchase acquisition.

        On November 6, 2001, the Company's wholly owned subsidiary, Albert's Organics, Inc., purchased the assets of Boulder Fruit Express, a distributor of high quality organic produce and perishables. In connection with the acquisition of Boulder Fruit Express, the Company issued 199,436 of common stock with a fair value of approximately $4.3 million, and paid cash of approximately $0.8 million. The operating results of Boulder Fruit Express have been included in the consolidated financial statements of the Company beginning with the acquisition date. This acquisition was accounted for as a purchase with goodwill of approximately $3.9 million.

        The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2002. These pro forma results are not necessarily indicative of the results that will occur in future periods.

	Years ended July 31
	2003	2002
	(in thousands, except per share data)
Net sales	$1,460,187	$1,426,709

Income before income taxes	$32,678	$22,268

Net income	$19,783	$13,327

Earnings per common share:
Basic	$1.03	$0.70

Diluted	$1.00	$0.69

(3)   STOCK OPTION PLAN

        At July 31, 2003, the Company had two stock option plans, the 2002 Stock Incentive Plan, and the 1996 Stock Option Plan. The Board of Directors adopted, and the stockholders approved, the 2002 Stock Incentive Plan, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be "non-statutory stock options." For the year ended July 31, 2003, the Company granted 59,004 options under the 1996 Stock Option Plan and 465,746 under the 2002 Stock Incentive Plan.

        The following table summarizes the stock option activity for the fiscal years ended July 31, 2003, 2002 and 2001:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,692,808	$16.22	1,418,884	$12.26	1,578,140	$10.76
Granted	524,750	$24.87	594,000	$22.78	486,750	$15.38
Exercised	(404,324)	$13.40	(253,076)	$9.51	(369,881)	$9.48
Forfeited	(98,575)	$19.84	(67,000)	$15.78	(276,125)	$12.93

Outstanding at end of year	1,714,659	$19.30	1,692,808	$16.22	1,418,884	$12.26

Options exercisable at year-end	585,559	$14.03	617,246	$11.68	600,509	$10.09
Weighted average fair value of options granted during the year:
Exercise price equals stock price	$13.78		$13.20		$11.91

        The following table summarizes the stock option activity of the 1996 Stock Option Plan since its inception:

Shares
Authorized	2,500,000
Granted	(3,076,100)
Cancelled	651,700

Remaining authorized	75,600

        The following table summarizes the stock option activity of the 2002 Stock Incentive Plan since its inception:

Shares
Authorized	1,400,000
Granted	(465,746)
Cancelled	12,500

Remaining authorized	946,754

        The 1,714,659 options outstanding at July 31, 2003 had exercise prices and remaining contractual lives as follows:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 6.38 - $ 9.64	238,375	4.4	$7.36	192,500	$7.06
$10.13 - $16.50	347,250	6.7	$13.94	182,625	$12.77
$17.56 - $27.46	1,129,034	8.4	$23.47	210,434	$21.50

(4)   GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

        During the fourth quarter of fiscal 2003, the Company recorded special charges of approximately $3.3 million related to our Hershey division. The charges included $1.4 million related to the impairment of goodwill associated with the acquisition of Hershey, $1.1 million related to the writedown of inventory (included in cost of sales), severance and fringe benefit costs of $0.5 million related to cost reduction actions taken at Hershey, and $0.3 million primarily related to the abandonment of equipment and other charges at Hershey. The severance and fringe benefit costs were for 11 employees. All impacted employees had been notified of their status as of July 31, 2003. Approximately $0.5 million of the restructuring charge, related to severance and fringe benefit costs, remained as of July 31, 2003. Management expects that the remaining accruals will be utilized during fiscal 2004.

(5)   PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at July 31, 2003 and 2002:

	Estimated Useful Lives (Years)	2003	2002
		(Dollars in thousands)
Land		$5,888	$4,816
Buildings and improvements	20-40	71,912	58,238
Leasehold improvements	5-30	14,465	11,216
Warehouse equipment	5-20	26,190	21,631
Office equipment	3-10	20,998	17,162
Motor vehicles	3-5	6,542	6,489
Equipment under capital leases	3-5	6,262	5,644
Construction in progress		2,191	1,707

		154,448	126,903
Less accumulated depreciation and amortization		53,210	44,201

Net property and equipment		$101,238	$82,702

(6)   NOTES PAYABLE

        In September 2001, the Company entered into a new line of credit with its bank. The agreement increased the amount of the credit facility to $150 million from $100 million. Interest accrues, at the Company's option, at the New York Prime Rate (4.00% at July 31, 2003 and 4.75% at July 31, 2002) or 1.50% above the banks' London Interbank Offered Rate ("LIBOR" 1.10% and 1.81% at July 31, 2003 and 2002, respectively) and the Company has the option to fix the rate for all or a portion of the debt in increments of 30 days. The Company opted to pay 1.50% above LIBOR for substantially all of fiscal 2003. As more fully discussed in Note 8, the Company has entered into certain interest rate swap agreements to hedge this indebtedness. At July 31, 2003 and 2002, the weighted average interest rate on the line of credit was 2.68% and 3.38%, respectively. As of July 31, 2003, the Company's outstanding borrowings under the credit agreement totaled $96.2 million with an availability of $48.4 million. The credit agreement contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 31, 2003. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged all of its assets, excluding real estate, for its obligations under the credit agreement. In fiscal 2002, the proceeds received from the new credit facility were used to refinance the Company's existing credit facility consisting of a revolving loan balance of $61.8 million and fixed rate mortgages of $18.3 million.

(7)   LONG-TERM DEBT

        The Company entered into a term loan agreement with its bank effective April 30, 2003. The principal amount is $30.0 million and is repayable over seven years based on a fifteen year amortization schedule. Interest accrues at LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. The proceeds were used to repay a portion of the Company's $150.0 million credit facility. As of July 31, 2003 and 2002, the Company's long-term debt consisted on the following:

	July 31,
	2003	2002
Term loan payable to bank, secured by real estate, due monthly and matures in April 2010, at a rate of 30 day LIBOR plus 1.5% (2.60% at July 31, 2003)	$29,667	$—
Equipment financing loans payable to bank, secured by the underlying assets, due monthly and maturing at various dates from March 2006 through July 2007, at rates ranging from 6.49% to 7.23%	3,931	2,844
Promissory note due October 2005, at a rate of 30 day LIBOR plus 1.25 (2.35% at July 31, 2003)	3,595	—
Real estate term loans payable to bank and others, secured by building and other assets, due monthly and maturing at various dates from March 2005 through April 2015, at rates ranging from 7.50% to 8.60%	2,494	2,867
Term loan for employee stock ownership plan, secured by stock of the Company, due $14 monthly plus interest at 8.55%, balance due May 1, 2015	1,931	2,094
Term loans payable to bank, secured by assets, due monthly and maturing at various dates from October 2003 through June 2005, at rates ranging from 8.85% to 11.57%	1,348	1,530

	$42,966	$9,335
Less: current installments	4,459	1,658

Long-term debt, excluding current installments	$38,507	$7,677

        Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 31, 2003.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2003:

Year	(In thousands)
2004	$4,459
2005	3,818
2006	3,502
2007	3,051
2008	2,541
2009 and thereafter	25,595

$42,966

(8)   FINANCIAL INSTRUMENTS

        In October 1998, the Company entered into an interest rate swap agreement that provides for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. The five-year term of the swap agreement may be extended to seven years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

        The Company entered into an additional interest rate swap agreement effective August 2001. The additional agreement provides for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS 133. As of July 31, 2003 the fair value of the above financial instruments totaled $(6.1) million. The Company recorded other expense of $0.5 million during fiscal 2003 to reflect the change in fair market value.

        The Company also entered into an interest rate swap agreement effective May 2003. The agreement provides for it to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133, and the Company recorded an asset of $0.4 million as of July 31, 2003, and a corresponding credit to accumulated other comprehensive income in the statement of stockholders' equity.

(9)   CAPITAL LEASES

        The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Total capital leased assets at July 31, 2003 and 2002 were $6,262, and $5,644, respectively, less accumulated depreciation of $4,106 and $3,453, respectively.

        Minimum future lease payments under capital leases as of July 31, 2003 for each of the next five fiscal years and in the aggregate are:

Years ended July 31	(In thousands)
2004	$1,003
2005	501
2006	135
2007	10
2008	2

Total minimum lease payments	1,651
Less: Amount representing interest	136

Present value of net minimum lease payments	1,515
Less: current installments	903

Capital lease obligations, excluding current installments	$612

(10) COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the years ended July 31, 2003, 2002 and 2001 totaled approximately $16.4 million, $14.3 million, and $9.7 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2003 are as follows:

Year	(In thousands)
2004	$14,079
2005	11,862
2006	9,766
2007	7,903
2008	5,641
Thereafter	13,717

$62,968

        Outstanding commitments as of July 31, 2003 for the purchase of inventory were approximately $14.4 million. The Company had outstanding letters of credit of approximately $6.8 million at July 31, 2003.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) PROFIT SHARING / SALARY REDUCTION PLANS

        The Company has several profit sharing/salary reduction plans, generally called "401(k) Plans" ("the Plans"), covering various employee groups. During fiscal 2003, the Company merged a number of the Plans into a single plan, and assumed two plans following its acquisitions of Blooming Prairie and Northeast Cooperative. Under these types of Plans the employees may choose to reduce their compensation and have these amounts contributed to the Plans on their behalf. In order to become a participant in the Plans, employees must meet certain eligibility requirements as described in the respective Plan's document. In addition to amounts contributed to the Plans by employees, the Company makes contributions to the Plans on behalf of the employees. The Company contributions to the Plans were approximately $1.6 million, $1.3 million, and $1.3 million for the years ended July 31, 2003, 2002 and 2001, respectively.

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

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP 93-6"), Employers' Accounting for Employee Stock Ownership Plans, in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During each of 2003, 2002 and 2001 contributions totaling approximately $0.4 million were made to the Trust. Of these contributions, approximately $0.2 million represented interest in 2003, 2002 and 2001.

        The ESOP shares were classified as follows:

	July 31
	2003	2002
	(In thousands)
Allocated shares	1,078	990
Shares released for allocation	88	88
Shares distributed to employees	(491)	(443)
Unreleased shares	1,034	1,122

Total ESOP shares	1,709	1,757

        The fair value of unreleased shares was approximately $31.6 million at July 31, 2003.

(13) INCOME TAXES

        Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 31, 2003:
U.S. Federal	$9,526	$1,991	$11,517
State and local	1,194	476	1,670

	$10,720	$2,467	$13,187

Fiscal year ended July 31, 2002:
U.S. Federal	$11,560	$(2,083)	$9,477
State and local	1,537	459	1,996

	$13,097	$(1,624)	$11,473

Fiscal year ended July 31, 2001:
U.S. Federal	$9,212	$(1,399)	$7,813
State and local	1,499	(406)	1,093

	$10,711	$(1,805)	$8,906

        Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended July 31
	2003	2002	2001
	(In thousands)
Computed "expected" tax expense	$11,711	$10,039	$7,792
State and local income tax, net of federal income tax (expense) benefit	1,086	1,307	710
Non-deductible expenses	257	177	137
Increase in valuation allowance	182	642	—
General business credits	(138)	—	—
Non-deductible amortization	—	—	94
Other, net	89	(692)	173

	$13,187	$11,473	$8,906

        Total income tax expense for the years ended July 31, 2003, 2002, and 2001 was allocated as follows:

	July 31, 2003	July 31, 2002	July 31, 2001
	(In thousands)
Income from continuing operations	$13,187	$11,473	$8,906
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(950)	(415)	(959)

	$12,237	$11,058	$7,947

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2003 and 2002 are presented below:

	2003	2002
	(In thousands)
Deferred tax assets:
Fair value of financial instruments	$2,410	$2,186
Inventories, principally due to additional costs inventoried for tax purposes	2,147	1,546
Compensation and benefit related	1,274	707
State net operating loss carryforwards	956	778
Accounts receivable, principally due to allowances for uncollectible accounts	1,743	1,067
Reserve for LIFO inventory	—	55
Accrued expenses	1,242	1,464
Other	459	246

Total gross deferred tax assets	10,231	8,049
Less valuation allowance	824	642

Net deferred tax assets	9,407	7,407

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	3,558	920
Intangible assets	1,515	1,009
Other	125	66

Total deferred tax liabilities	5,199	1,995

Net deferred tax assets	$4,208	$5,412

Current deferred income tax assets	$6,455	$4,612
Non-current deferred income tax (liabilities) assets	(2,247)	800

	$4,208	$5,412

        At July 31, 2003, the Company had net operating loss carryforwards of approximately $20 million for state income tax purposes that expire in years 2003 through 2022.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes, with the exception of certain state operating loss carryforwards, appears more likely than not.

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

        Following is business segment information for the periods indicated:

	Distribution	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
2003
Revenue	$1,336,239	$65,529	$(21,875)		$1,379,893
Operating income	50,382	(9,514)	(52)		40,816
Interest expense				7,795	7,795
Other, net				(386)	(386)
Income before income taxes					33,407
Amortization and depreciation	9,093	1,237			10,330
Capital expenditures	19,208	817			20,025
Assets	578,907	40,109	(188,917)		430,099
2002
Revenue	1,133,678	62,918	(21,203)		1,175,393
Operating income	43,899	(3,978)	44		39,965
Interest expense				7,233	7,233
Other, net				4,050	4,050
Income before income taxes					28,682
Amortization and depreciation	7,097	1,109			8,206
Capital expenditures	25,465	2,324			27,789
Assets	459,997	42,984	(148,524)		354,457
2001
Revenue	977,199	58,464	(18,829)		1,016,834
Operating income	30,974	(1,339)	(3)		29,632
Interest expense				6,939	6,939
Other, net				429	429
Income before income taxes					22,264
Amortization and depreciation	6,625	1,283			7,908
Capital expenditures	14,457	1,434			15,891
Assets	440,187	1,266	(141,009)		300,444

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of quarterly operating results and share data. There were no dividends paid or declared during 2003 and 2002, and the Company anticipates that it will continue to retain earnings for use in its business and not pay cash dividends in the foreseeable future.

	First	Second	Third	Fourth	Full Year
	(In thousands except per share data)
2003
Net sales	$310,993	$338,447	$363,611	$366,843	$1,379,893
Gross profit	63,425	68,849	73,555	74,361	280,189
Income before income taxes	6,640	9,180	9,466	8,120	33,407
Net income	3,984	5,508	5,774	4,953	20,220
Per common share income
Basic:	$0.21	$0.29	$0.30	$0.25	$1.05
Diluted:	$0.20	$0.28	$0.29	$0.25	$1.02
Weighted average basic
Shares outstanding	19,106	19,119	19,242	19,475	19,235
Weighted average diluted
Shares outstanding	19,434	19,526	19,750	20,025	19,727
Market Price
High	$24.99	$26.32	$29.39	$31.22	$31.22
Low	$17.84	$20.40	$20.68	$24.74	$17.84
	First	Second	Third	Fourth	Full Year
2002
Net sales	$280,315	$285,461	$300,362	$309,255	$1,175,393
Gross profit	57,348	59,104	60,954	63,749	241,155
Income before income taxes	4,336	8,690	8,798	6,858	28,682
Net income	2,602	5,214	5,279	4,114	17,209
Per common share income
Basic:	$0.14	$0.28	$0.28	$0.22	$0.91
Diluted:	$0.14	$0.27	$0.27	$0.21	$0.89
Weighted average basic
Shares outstanding	18,665	18,915	19,049	19,106	18,933
Weighted average diluted
Shares outstanding	19,060	19,371	19,493	19,423	19,334
Market Price
High	$24.11	$25.25	$26.38	$24.13	$26.38
Low	$15.64	$20.21	$21.34	$14.25	$14.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)
Changes in internal controls.    Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect those internal controls.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 3, 2003 (the "2003 Proxy Statement") under the captions "PROPOSAL 1—ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this annual report on Form 10-K.

        We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. Our code of ethics is publicly available on our website at www.unfi.com. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is contained in the 2003 Proxy Statement under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in part in the 2003 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Equity Compensation Table

        The following table provides certain information with respect to equity awards under the 2002 Stock Incentive Plan, the Amended and Restated 1996 Stock Option Plan and the 1996 Stock Purchase Plan as of July 31, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plans approved by stockholders	1,714,659	$19.30	1,022,354
Plans not approved by stockholders	—	—	—

Total	1,714,659	$19.30	1,022,354

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is contained in the 2003 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)
Reports on Form 8-K.

1.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2003.

2.
Current Report on Form 8-k, filed with the Securities and Exchange Commission on July 14, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ RICK D. PUCKETT Rick D. Puckett Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	October 21, 2003
/s/ THOMAS B. SIMONE Thomas B. Simone	Vice Chair of the Board	October 21, 2003
/s/ STEVEN H. TOWNSEND Steven H. Townsend	President, Chief Executive Officer, Interim President of Eastern Region and Director (Principal Executive Officer)	October 21, 2003
/s/ RICK D. PUCKETT Rick D. Puckett	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 21, 2003
/s/ KEVIN T. MICHEL Kevin T. Michel	Assistant Secretary and Director	October 21, 2003
/s/ GORDON D. BARKER Gordon D. Barker	Director	October 21, 2003
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	October 21, 2003
/s/ GAIL A. GRAHAM Gail A. Graham	Director	October 21, 2003
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	October 21, 2003

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(16)	Amended and Restated By-Laws of the Registrant.
4.1	(1)	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.
4.2	(4)	Certificate of Designation of Preferences and Rights of Series A Preferred Stock of the Registrant.
4.3	(4)	Rights Agreement between the Registrant and Continental Stock Transfer and Trust Company.
10.1	(1)	1996 Employee Stock Purchase Plan.
10.2	(1)	Amended and Restated Employee Stock Ownership Plan.
10.3	(1)	Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4	(1)
		Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.5	(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6	(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7	(5)	Amended and Restated 1996 Stock Option Plan.
10.8	(5)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9	(5)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10	*	2002 Stock Incentive Plan.
10.11	(16)	Loan and Security Agreement with Fleet Capital Corporation dated August 31, 2001.
10.12	(15)	First Amendment to Loan and Security Agreement with Fleet Capital Corporation dated April 16, 2002.
10.13	(16)	Second Amendment to Loan and Security Agreement with Fleet Capital Corporation dated September 26, 2002.
10.14	(17)	Third Amendment to Loan and Security Agreement with Fleet Capital Corporation dated October 12, 2002.
10.15	(17)	Fourth Amendment to Loan and Security Agreement with Fleet Capital Corporation dated October 23, 2002.
10.16	(18)	Fifth Amendment to Loan and Security Agreement with Fleet Capital Corporation dated February 14, 2003.
10.17	(19)	Sixth Amendment to Loan and Security Agreement with Fleet Capital Corporation dated April 28, 2003.
10.18	(18)	Joinder Agreement to Loan and Security Agreement with Fleet Capital Corporation dated February 14, 2003.
10.19	(19)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.

10.20	(11)	Real estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.21	(16)	Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated April 1, 2002.
10.22	(1)	Distribution Agreement between Mountain People's Wine Distributing, Inc., and Mountain People's, dated August 23, 1994.
10.23	(1)	Lease between the Registrant and Bradley Spear and Seattle First National Bank, co-executors of the estate of A.H. Spear, dated August 23, 1989.
10.24	(11)	Lease between Dove Investments, Inc. and the Registrant, dated December 31, 1996.
10.25	(9)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August, 1998.
10.26	(7)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.27	(13)	Lease between M.D. Hodges Enterprises, Inc. and the Registrant, dated June 6, 2001.
10.28	(13)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.29	(14)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.
10.30	(11)	Purchase and Sale agreement between the Registrant and Dynamic Builders, Inc., dated June 30, 1999, Amendments and attachment.
10.31	(17)	Employment Agreement between the Registrant and Steven H. Townsend dated December 5, 2003.
10.32	*+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 1, 1998.
10.33	*+	Amendment to Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 31, 2001.
21	*	Subsidiaries of the Registrant.
23	*	Consent of KPMG LLP.
23.1	*	Schedule II—Valuation and Qualifying Accounts and Report of Independent Accountants thereon.
31.1*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*
Filed herewith.

+
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349).

(2)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 1998.

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 2, 2000.

(5)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000.

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

(12)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 1997.

(13)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2001.

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(15)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

(16)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2002.

(17)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(18)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended July 31, 2003	$5,992	$2,622	$758	$7,856
Year ended July 31, 2002	$5,041	$1,806	$855	$5,992
Year ended July 31, 2001	$3,871	$2,903	$1,732	$5,041