Form 10-Q
period 2003-10-31
UNITED NATURAL FOODS INC
filed 2003-12-12
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-21531

                           UNITED NATURAL FOODS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                 05-0376157
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

As of December 1, 2003 there were 19,546,792 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                           UNITED NATURAL FOODS, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)                    3

         Condensed Consolidated Statements of Income (unaudited)              4

         Condensed Consolidated Statements of Cash Flows (unaudited)          5

         Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           22

Item 4.  Controls and Procedures                                             22

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    23

         Signatures                                                          24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       October 31,    July 31,
(In thousands, except per share amounts)                                  2003          2003
                                                                       -----------   ----------

ASSETS
Current assets:
    Cash                                                                $  10,149    $   3,645
    Accounts receivable, net                                               93,891       90,111
    Notes receivable, trade                                                   594          585
    Inventories                                                           175,869      158,263
    Prepaid expenses                                                        5,593        5,706
    Deferred income taxes                                                   6,004        6,455
    Refundable income taxes                                                    --          704
                                                                        ---------    ---------
       Total current assets                                               292,100      265,469

Property & equipment, net                                                 100,900      101,238

Other assets:
    Notes receivable, trade, net                                            1,609        1,261
    Goodwill                                                               57,744       57,400
    Intangible assets, net                                                    878        1,014
    Other, net                                                              3,232        3,717
                                                                        ---------    ---------
       Total assets                                                     $ 456,463    $ 430,099
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable - line of credit                                      $  95,587    $  96,170
    Current installments of long-term debt                                  4,136        4,459
    Current installment of obligations under capital leases                   889          903
    Accounts payable                                                       89,761       67,187
    Accrued expenses                                                       22,207       26,347
    Financial instruments                                                   5,800        6,104
    Income taxes payable                                                    3,230           --
                                                                        ---------    ---------
       Total current liabilities                                          221,610      201,170

    Long-term debt, excluding current installments                         37,816       38,507
    Deferred income taxes                                                   2,247        2,247
    Obligations under capital leases, excluding current
       installments                                                           338          612
                                                                        ---------    ---------
       Total liabilities                                                  262,011      242,536
                                                                        ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, authorized 5,000 shares;
      none issued and outstanding                                              --           --
    Common stock, $0.01 par value, authorized 50,000 shares;
      19,546 and 19,510 issued and outstanding at October 31, 2003
      and July 31, 2003, respectively                                         195          195
    Additional paid-in capital                                             86,531       86,068
    Unallocated shares of ESOP                                             (1,890)      (1,931)
    Accumulated other comprehensive income                                     40          432
    Retained earnings                                                     109,576      102,799
                                                                        ---------    ---------
       Total stockholders' equity                                         194,452      187,563
                                                                        ---------    ---------

Total liabilities and stockholders' equity                              $ 456,463    $ 430,099
                                                                        =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Quarters ended October 31,
(In thousands, except per share data)                    2003          2002
                                                      ----------    ----------

Net sales                                             $  381,382    $  310,993
Cost of sales                                            305,209       247,568
                                                      ----------    ----------
           Gross profit                                   76,173        63,425

Operating expenses                                        62,932        53,432
Amortization of intangibles                                  232            38
                                                      ----------    ----------
           Total operating expenses                       63,164        53,470
                                                      ----------    ----------
           Operating income                               13,009         9,955
                                                      ----------    ----------

Other expense (income):
    Interest expense                                       2,320         1,847
    Change in fair value of financial instruments           (304)        1,706
    Other, net                                              (117)         (238)
                                                      ----------    ----------
           Total other expense                             1,899         3,315
                                                      ----------    ----------

Income before income taxes                                11,110         6,640

Income taxes                                               4,333         2,656

                                                      ----------    ----------
           Net income                                 $    6,777    $    3,984
                                                      ==========    ==========

Per share data (basic):

Net income                                            $     0.35    $     0.21
                                                      ==========    ==========

Weighted average shares of common stock                   19,526        19,106
                                                      ==========    ==========

Per share data (diluted):

Net income                                            $     0.34    $     0.20
                                                      ==========    ==========

Weighted average shares of common stock                   20,182        19,434
                                                      ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Quarters ended October 31,
(In thousands)                                                 2003        2002
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  6,777    $  3,984
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               2,744       2,370
    Change in fair value of financial instruments                (304)      1,706
    Gain on disposals of property and equipment                     2           9
    Deferred income tax benefit                                   451          --
    Provision for doubtful accounts                               570       1,060
    Changes in assets and liabilities:
         Accounts receivable                                   (4,350)       (227)
         Inventory                                            (17,606)     (4,111)
         Prepaid expenses and other assets                        951        (588)
         Notes receivable, trade                                 (357)         95
         Accounts payable                                      22,574       9,303
         Accrued expenses                                      (4,140)        750
         Income taxes payable                                   3,230       1,805
         Tax effect of stock option exercises                      97          --
                                                             --------    --------
      Net cash provided by operating activities                10,639      16,156
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired       (344)    (29,960)
    Proceeds from sale of property and equipment                   57          33
    Capital expenditures                                       (2,329)     (4,313)
                                                             --------    --------
      Net cash used in investing activities                    (2,616)    (34,240)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under note payable               (583)     12,077
    Repayments of long-term debt                               (1,014)       (470)
    Principal payments of capital lease obligations              (288)       (312)
    Proceeds from exercise of stock options                       366           4
                                                             --------    --------
      Net cash provided by (used in) financing activities      (1,519)     11,299
                                                             --------    --------

NET INCREASE (DECREASE) IN CASH                                 6,504      (6,785)
Cash at beginning of period                                     3,645      11,184
                                                             --------    --------
Cash at end of period                                        $ 10,149    $  4,399
                                                             ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                             $  2,220    $  1,823
                                                             ========    ========
        Income taxes                                         $    388    $    819
                                                             ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2003 (UNAUDITED)

1.    BASIS OF PRESENTATION

United Natural Foods, Inc. (the "Company") is a distributor and retailer of natural and organic products. The Company sells its products throughout the United States.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

2.    INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provides for the Company to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibits accounting for the swap as an effective hedge under Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

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

The Company recorded $0.3 million of income and $1.7 million of expense for the quarters ended October 31, 2003 and 2002, respectively, on its interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

The Company also entered into an interest rate swap agreement effective May 2003. The agreement provides for it to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing its effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133, and the Company recorded a long-term asset of $40,000 as of

October 31, 2003, and a corresponding credit to accumulated other comprehensive income in the statement of stockholders' equity.

3.    STOCK OPTION PLANS

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of SFAS No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                      Quarters ended October 31,
                                                      --------------------------
                                                          2003         2002
--------------------------------------------------------------------------------

Net income - as reported                               $   6,777    $   3,984
Deduct:
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                        (671)        (812)
                                                       ---------    ---------
Net income - pro forma                                 $   6,106    $   3,172
                                                       ---------    ---------

Basic earnings per share
      As reported                                      $    0.35    $    0.21
                                                       ---------    ---------
      Pro forma                                        $    0.31    $    0.17
                                                       ---------    ---------

Diluted earnings per share
      As reported                                      $    0.34    $    0.20
                                                       ---------    ---------
      Pro forma                                        $    0.31    $    0.17
                                                       ---------    ---------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters ended October 31, 2003 and 2002:

                                                   Quarters ended October 31,
                                                      2003             2002
                                                  ----------        ----------

Expected volatility                                  60.5%            63.0%
Dividend yield                                        0.0%             0.0%
Risk free interest rate                              3.55%             3.3%
Expected life                                       5 years          5 years

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." A total of 1,400,000 shares of common stock may be issued upon the exercise of options granted under the 2002 Stock Incentive Plan. In the quarter ended October 31, 2003, the Company granted 5,000 shares under the 2002 Stock Incentive Plan. On December 3, 2003, the Company granted 380,000 shares under the 2002 Stock Incentive Plan.

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                               Quarters ended
                                                                 October 31,
                                                             -------------------

(In thousands)                                                2003         2002
                                                             ------       ------

Basic weighted average shares outstanding                    19,526       19,106

Net effect of dilutive stock options
  based upon the treasury stock method                          656          328
                                                             ------       ------

Diluted weighted average shares outstanding                  20,182       19,434
                                                             ======       ======

There were 2,500 and 0 anti-dilutive stock options for the quarters ended October 31, 2003 and 2002, respectively.

5.    COMPREHENSIVE INCOME

Total comprehensive income for the three month period ended October 31, 2003 amounted to $6,385,000 as compared to $3,984,000 in the same period in the prior year. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 2.

6.    ACQUISITIONS

On December 31, 2002, the Company acquired by merger privately held Northeast Cooperative, a natural food distributor, headquartered in Brattleboro, Vermont, which serviced customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Northeast Cooperative have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $14.0 million related to this purchase acquisition, reflecting the cost of the acquisition and additional liabilities recorded.

On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative ("Blooming Prairie"), a distributor of natural foods and related products in the Midwest region of the United States, for cash consideration of $29.6 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Blooming Prairie have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company recorded goodwill of $13.7 million related to this purchase acquisition.

The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2002. These pro forma results are not necessarily indicative of the results that will occur in future periods.

                                                                 Quarter ended
(in thousands, except per share data)                             October 31,
                                                                      2002
                                                                  -----------

Net sales                                                           $369,495
                                                                    ========

Income before income taxes                                          $  6,040
                                                                    ========

Net income                                                          $  3,625
                                                                    ========

Earnings per common share:
     Basic                                                          $   0.19
                                                                    ========

     Diluted                                                        $   0.19
                                                                    ========

7.    BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the distribution segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods, produce and related products in the United States. Other operating divisions include a retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing segment, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating divisions do not meet the quantitative thresholds for reportable segments and are, therefore, included in an "Other" caption in the segment information. The "Other" caption also includes corporate expenses that are not allocated to operating divisions.

Following is business segment information for the periods indicated:

                                                                             Unallocated
                                    Distribution    Other     Eliminations     Expenses     Consolidated
                                    ------------    -----     ------------     --------     ------------
Quarter Ended October 31, 2003
Net sales                              $371,157    $17,872     $  (7,647)                     $381,382
Operating income (loss)                  14,341     (1,252)          (80)                       13,009
Interest expense                                                                 $2,320          2,320
Other, net                                                                         (421)          (421)
Income before income taxes                                                                      11,110
Amortization and depreciation             2,445        299            --                         2,744
Capital expenditures                      2,259         70            --                         2,329
Total assets                            611,121     40,359      (195,017)                      456,463

Quarter Ended October 31, 2002
Net sales                              $299,087    $16,890     $  (4,984)                     $310,993
Operating income (loss)                  11,415     (1,411)          (49)                        9,955
Interest expense                                                                  1,847          1,847
Other, net                                                                        1,468          1,468
Income before income taxes                                                                       6,640
Amortization and depreciation             2,046        324            --                         2,370
Capital expenditures                      3,914        399            --                         4,313
Total assets                            525,210     46,841      (178,315)                      393,736

8.    NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company's consolidated financial position or results of operations.

 In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position 150-3 which deferred the application of certain provisions of SFAS 150. The Company adopted the remaining provisions of SFAS 150 on August 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the acquisition of or merger with natural products distributors, the expansion of existing distribution centers and the continued growth of the natural products industry in general. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are comprised of three principal units:

      o Our Eastern Region, which is comprised of United Natural Foods, United Northeast (formerly Northeast Cooperative) and Blooming Prairie (formerly Blooming Prairie Cooperative);

      o Our Western Region, which is comprised of Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc.; and

      o     Albert's, which operates in various markets across the United
            States.

Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural products retail stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, Hershey Import is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

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

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

      o expanding marketing and customer service programs across the regions;

      o     expanding national purchasing opportunities;

      o consolidating systems applications among physical locations and regions;

      o     integrating administrative and accounting functions; and

      o     reducing geographic overlap between regions.

In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Atlanta, Georgia and Fontana, California. We completed the expansion of our Chesterfield, New Hampshire distribution facility in June 2003. This expansion included the consolidation of our operations from Brattleboro, Vermont to Chesterfield, New Hampshire. We now operate a 289,000 square foot facility that provides more product diversity and enables us to better serve customers in our Eastern Region.

We are currently expanding our Iowa City, Iowa distribution facility from its existing 120,000 square feet to 260,000 square feet. This will enable us to provide enhanced service levels to our customers in the Midwest market and continue to grow our sales base in that market. We are also currently expanding our Dayville, Connecticut distribution facility from its existing 245,000 square feet to 315,000 square feet. The additional storage space in our Iowa City and Dayville facilities allows for more product diversity and the elimination of outside storage expenses. While we anticipate incremental short-term costs during the first half of fiscal 2004, we expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Upon completion of the Iowa City and Dayville facilities' expansions, we will have added approximately 1,037,500 square feet to our distribution centers in the last 5 years, which represents a 75% increase in our distribution capacity.

While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. To this end, on October 11, 2002 we acquired substantially all the assets of Blooming Prairie Cooperative, the largest volume distributor of natural foods and products in the Midwest region of the United States. The acquisition of Blooming Prairie Cooperative's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our insurance reserves and
(iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

     Allowance for doubtful accounts

         We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $93.9 million and $90.1 million, net of the allowance for doubtful accounts of $6.5 million and $5.1 million, as of October 31, 2003 and July 31, 2003, respectively. Our notes receivable balances were $2.2 million and $1.8 million, net of the allowance of doubtful accounts of $1.9 million and $2.8 million, as of October 31, 2003 and July 31, 2003, respectively.

     Insurance reserves

         It is our policy to record the self-insured portion of our workers' compensation, health insurance and automobile liabilities based upon actuarial methods of estimating of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

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

          Total goodwill as of October 31, 2003 was $57.7 million, with goodwill for the Distribution operating segment totaling $46.1 million and $45.7 million as of October 31, 2003 and July 31, 2003, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                               Quarters ended
                                                                 October 31,
                                                             -----------------
                                                              2003       2002
                                                             ------     ------

Net sales                                                     100.0%     100.0%
Cost of sales                                                  80.0%      79.6%
                                                             ------     ------
         Gross profit                                          20.0%      20.4%
                                                             ------     ------

Operating expenses                                             16.5%      17.2%
Amortization of intangibles                                     0.1%       0.0%
                                                             ------     ------
         Total operating expenses                              16.6%      17.2%
                                                             ------     ------

         Operating income                                       3.4%       3.2%
                                                             ------     ------

Other expense (income):
    Interest expense                                            0.6%       0.6%
    Change in fair value of financial instruments              (0.1)%      0.5%
    Other, net                                                 (0.0)%     (0.1)%
                                                             ------     ------
    Total other expense                                         0.5%       1.1%
                                                             ------     ------

    Income before income taxes                                  2.9%       2.1%

Income taxes                                                    1.1%       0.9%
                                                             ------     ------

Net income                                                      1.8%       1.3%
                                                             ======     ======

Quarter Ended October 31, 2003 Compared To Quarter Ended October 31, 2002

Net Sales

Our net sales increased approximately 22.6%, or $70.4 million, to $381.4 million for the quarter ended October 31, 2003 from $311.0 million for the quarter ended October 31, 2002. This increase was primarily due to sales from the acquired businesses, resulting in growth in the independently owned natural products retailers and mass market distribution channels of approximately 30.1% and 19.4%, respectively, compared to the same period in the prior year. We acquired Blooming Prairie Cooperative, a distributor of natural foods and products in the Midwest region of the United States, in October 2002, and Northeast Cooperative, a distributor of natural foods and products in the Northeast region of the United States, in December 2002. Growth in the supernaturals distribution channel was approximately 9.2% compared to the same period in the prior year. The lower growth in the percentage of sales to supernaturals was due primarily to the expiration of our contract as primary distributor to Wild Oats Markets, Inc. ("Wild Oats") in August 2002. Fiscal 2004 sales growth to supernaturals, excluding the effect of sales to Wild Oats, was approximately 26.7%. Sales to our largest customer, Whole Foods Market, Inc. ("Whole Foods") represented approximately 24.2% and 22.8% of net sales for the quarters ended October 31, 2003 and 2002, respectively. Wild Oats represented approximately 6.1% of net sales for the quarter ended October 31, 2002. Our current distribution arrangement with Whole Foods expires on August 31, 2004.

Gross Profit

Our gross profit increased approximately 20.1%, or $12.7 million, to $76.2 million for the quarter ended October 31, 2003 from $63.4 million for the quarter ended October 31, 2002. Our gross profit as a percentage of net sales was 20.0% and 20.4% for the quarters ended October 31, 2003 and October 31, 2002, respectively. The decrease in gross profit as a percentage of net sales in comparison to the quarter ended October 31, 2002 was due in part to lost discounts in the first two months of the quarter resulting from an accounts payable systems implementation.

Operating Expenses

Operating expenses, excluding special items, increased approximately 19.4%, or $10.3 million, to $63.2 million for the quarter ended October 31, 2003 from $52.9 million for the quarter ended October 31, 2002. As a percentage of net sales, operating expenses, excluding special items, decreased to approximately 16.6% for the quarter ended October 31, 2003 from approximately 17.0% for the quarter ended October 31, 2002. The approximately $10.3 million increase in operating expenses for the quarter ended October 31, 2003 was due primarily to the inclusion of a full quarter of expenses related to the two businesses acquired during fiscal 2003. Operating expenses for the quarter ended October 31, 2002 included special items of $0.6 million related to the transition of Wild Oats to a new primary distributor and consisted primarily of severance and expenses related to the transfer of private label inventory. Operating expenses for the quarter ended October 31, 2003 did not include any special items. Operating expenses, including special items, increased approximately 18.1%, or $9.7 million, to $63.2 million from $53.5 million for the quarter ended October 31, 2002. As a percentage of sales, operating expenses, including special items, decreased to 16.6% for the quarter ended October 31, 2003 from 17.2% for the quarter ended October 31, 2002.

Operating Income

Operating income, excluding special items, increased $2.5 million to $13.0 million for the quarter ended October 31, 2003 from $10.5 million for the quarter ended October 31, 2002. As a percentage of sales, operating income, excluding special items, was consistent at 3.4% for the quarters ended October 31, 2003 and 2002. Operating income for the quarter ended October 31, 2002 included special items of $0.6 million related to the transition of Wild Oats to a new primary distributor and consisted primarily of severance and expenses related to the transfer of private label inventory. Operating income for the quarter ended October 31, 2003 did not include any special items. Operating income, including special items, was $13.0 million for the quarter ended October 31, 2003 and $10.0 million for the quarter October 31, 2002. Operating income, including special items, as a percentage of sales, increased to 3.4% for the quarter ended October 31, 2003 compared to 3.2% for the quarter ended October 31, 2002.

Other Expense (Income)

Other expense, excluding special items, increased $0.6 million to $2.2 million for the quarter ended October 31, 2003 from $1.6 million for the quarter ended October 31, 2002. Interest expense for the quarter ended October 31, 2003 was $2.3 million compared to the $1.8 million for the quarter ended October 31, 2002. This increase in interest expense was primarily due to higher debt levels following our two business acquisitions in fiscal 2003. Other expense (income) for the quarters ended October 31, 2003 and 2002 included special items of $0.3 million in income and $1.7 million in expense, respectively, related to the change in the fair value of financial instruments. Other expense (income), including special items, decreased $2.0 million to income of $0.3 million for the quarter ended October 31, 2003 from expense of $1.7 million for the quarter ended October 31, 2002. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. We will continue to recognize either income or expense quarterly for the duration of the swap agreement until either October 2005 for the swap agreement entered into in October 1998, and either August 2005 or 2007 for the swap agreement entered into in August 2001, depending on whether the agreement is extended by the counter party. In October 2003, the counter party to the October 1998 swap exercised its right to extend the agreement until October 2005. The recognition of income or expense in any given quarter, and the magnitude of that item, is dependent on interest rates and the remaining term of the contracts. Upon expiration of any such contract, the cumulative earnings impact from the changes in fair value of the instruments will be zero.

Income Taxes

Our accrued income tax rate was 39.0% and 40.0% for the quarters ended October 31, 2003 and 2002, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net income, excluding special items, increased $1.2 million to $6.6 million, or $0.33 per diluted share, for the quarter ended October 31, 2003, compared to $5.4 million, or $0.28 per diluted share, for the quarter ended October 31, 2002. Net income, including special items, increased $2.8 million to $6.8 million, or $0.34 per diluted share, for the quarter ended October 31, 2003, compared to $4.0 million, or $0.20 per diluted share, for the quarter ended October 31, 2002. We expect earnings per diluted share in the range of $1.42-$1.46 for fiscal 2004, excluding any potential special items. As previously announced by Wild Oats, Wild Oats and their primary distributor have mutually agreed to terminate their primary distribution relationship and Wild Oats plans to transition their primary distribution business to us. When this transition occurs, we would anticipate incurring start up costs in the second quarter of fiscal 2004 related to the Wild Oats transition and achieving revenue consistent with a primary distribution relationship during the fourth quarter of fiscal 2004. We will provide revised guidance for fiscal 2004 after the primary distribution agreement with Wild Oats has been executed.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

-------------------------------------------------------------------------------------------------
Quarter ended October 31, 2003                            Pretax                    Per diluted
(in thousands, except per share data)                     income      Net of tax       share
                                                      -------------------------------------------

Income, excluding special items:                         $10,806        $6,591         $0.33
Special items - Income (Expense):
Interest rate swap agreement (change
   in fair value of financial instruments)                   304           186          0.01

-------------------------------------------------------------------------------------------------
Income, including special items:                         $11,110        $6,777         $0.34
=================================================================================================

-------------------------------------------------------------------------------------------------
Quarter ended October 31, 2002                            Pretax                    Per diluted
(in thousands, except per share data)                     income      Net of tax       share
                                                      -------------------------------------------

Income, excluding special items:                          $8,920        $5,352         $0.28
Special items - Income (Expense):
Interest rate swap agreements (change
    in fair value of financial instruments)               (1,706)       (1,023)        (0.05)
Costs related to loss of major customer
   (included in operating expenses)                         (574)         (345)        (0.02)

-------------------------------------------------------------------------------------------------
Income, including special items:                          $6,640        $3,984        $0.20*
=================================================================================================
*   Total reflects rounding

The non-cash items from the change in fair value on interest rate swap agreements were caused by favorable and unfavorable changes in interest rate yield curves during the quarters ended October 31, 2003 and 2002, respectively. The costs related to the transition of a major customer, Wild Oats Markets, Inc. ("Wild Oats"), to a new primary distributor consisted primarily of severance and expenses related to the transfer of Wild Oats' private label inventory.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements are "ineffective" hedges as a result of the options held by the counter parties that may extend the original term of the interest rate swap agreements. Applicable accounting treatment requires that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "other comprehensive income" in our statement of stockholders' equity. The changes in fair value are dependent upon the forward looking yield curves for each swap. The May 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and August 2001 agreements are special items that are excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for the first quarter of fiscal 2004 that increased our diluted earnings per share by $0.01, and in the first quarter of fiscal 2003, we recorded a negative change in fair value that decreased our diluted earnings per share by $0.05. If we were prohibited from excluding this item as a special item, it would artificially inflate our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating and capital leases, trade payables, bank indebtedness and the sale of equity and debt securities. In September 2001, we entered into an agreement to increase our secured revolving credit facility to $150 million from $100 million at an interest rate of LIBOR plus 1.50% maturing on June 30, 2005. This additional access to capital provides for working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of October 31, 2003, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million with remaining availability of $45.7 million. In April 2003, we executed an amendment to our loan and security agreement, which released and discharged real estate mortgages on certain real property. Additionally, in April 2003 we executed a term loan agreement in the principal amount of $30.0 million secured by the real property that was released in accordance with the aforementioned amendment. The $30.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. Proceeds received from the term loan were used to reduce the outstanding balance on our $150.0 million credit facility on which interest accrues at the New York Prime Rate or the banks' London Interbank Offered Rate ("LIBOR") plus 1.50%.

We continue to believe that our capital requirements for fiscal 2004 will be in the $24 to $28 million range, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. Approximately $10 million of the capital required for the expansion of our distribution facilities will be financed through additional long term debt with terms and conditions similar to the existing $30 million term loan, with the same financial institutions. We believe that our future capital requirements will be similar to our anticipated fiscal 2004 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in major acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $10.6 million for the quarter ended October 31, 2003 and was the result of the change in cash collected from customers net of cash paid to vendors, partially offset by a $17.6 million investment in inventory. The increases in inventory levels relate to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, as well as our acquisitions of Blooming Prairie Cooperative and Northeast Cooperative. Days in inventory decreased to 50 days at October 31, 2003 compared to 52 days at October 31, 2002. Days sales outstanding at October 31, 2003 improved to 24 days compared to 27 days at October 31, 2002. Net cash provided by operations was $16.2 million for the quarter ended October 31, 2002 and was also due to the change in cash collected from customers, net of cash paid to vendors, exceeding our investments in inventory of $4.1 million. Working capital increased by $6.2 million, or 9.6%, to $70.5 million at October 31, 2003 compared to working capital of $64.3 million at July 31, 2003.

Net cash used in investing activities was $2.6 million for the quarter ended October 31, 2003 and was due primarily to costs incurred in the expansion of our Iowa City, Iowa and Dayville, Connecticut facilities, compared to $34.2 million for the same period last year that was due primarily to the purchase of substantially all the assets of Blooming Prairie Cooperative, headquartered in Iowa City, Iowa, and the initial costs of the expansion of our Chesterfield, New Hampshire facility.

Net cash used in financing activities was $1.5 million for the quarter ended October 31, 2003 due to repayments of long-term debt and repayments on our $150 million secured revolving credit facility, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $11.3 million for the quarter ended October 31, 2002, due to increased borrowings on our line of credit and our equipment financing lines, offset by repayment of long-term debt.

In October 1998, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This interest rate swap agreement also included an option in favor of the counter party to extend the original five-year term to seven years. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing our effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibits accounting for the swap as an effective hedge under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. We entered into an additional interest rate swap agreement effective August 1, 2001. The additional agreement provides for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.31%. If LIBOR exceeds 6.0% in a given period the agreement is suspended for that period. LIBOR was 1.10% as of July 31, 2003. The four-year term of the swap agreement may be extended to six years at the option of the counter party, which prohibits accounting for the swap as an effective hedge under SFAS 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. We do not believe that the adoption of SFAS 149 will have a material impact on our consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations of the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 on August 1, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operations.

Use of Non-GAAP Results

Financial measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles ("GAAP") are referred to as non-GAAP financial measures. To supplement our financial statements presented on a GAAP basis, we use non-GAAP additional measures of operating results, net earnings and earnings per share adjusted to exclude special items. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special items are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and its marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with generally accepted accounting principles in the United States. A comparison and reconciliation from non-GAAP to GAAP results is included in the tables above.

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

Any forward-looking statements in this Form 10-Q and the documents incorporated by reference in this Form 10-Q are not guarantees of futures performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section, until the effective date of our future reports required by applicable laws. Any projections of future results of operations should not be construed in any manner as a guarantee that such results will in fact occur. These projections are subject to change and could differ materially from final reported results. We may from time to time update these publicly announced projections, but we are not obligated to do so.

Acquisitions

      We continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate our acquisitions and mergers.

      A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things: o maintaining the customer base;

      o     the optimization of delivery routes;

      o     coordination of administrative, distribution and finance functions;
            and

      o     the integration of management information systems and personnel.

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

We depend heavily on our principal customer

      Our current distribution arrangement with our top customer, Whole Foods Market, is effective through August 31, 2004. Whole Foods Market accounted for approximately 24.2% and 22.8% of our net sales during the quarters ended October 31, 2003 and 2002, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market including from increased distribution from its own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

Our operations are sensitive to economic downturns

      The grocery industry is also sensitive to national and regional economic conditions, and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

      o     difficulties with the collectibility of accounts receivable;

      o     difficulties with inventory control;

      o     competitive pricing pressures; and

      o     unexpected increases in fuel or other transportation-related costs.

There can be no assurance that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

We are dependent on a number of key executives

      Management of our business is substantially dependent upon the services of Richard Antonelli, President of our Eastern Region (President of our Western Region effective January 1, 2004) and Director, Dan Atwood, President of United Natural Brands, Senior Vice President and Secretary, Rick D. Puckett, Chief Financial Officer, Steven H. Townsend, Chair of the Board of Directors, President and Chief Executive Officer (and interim President of our Eastern Region effective January 1, 2004), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

      Our net sales and operating results may vary significantly from period to period due to:

      o     demand for natural products;

      o     changes in our operating expenses, including in fuel and insurance;

      o     management's ability to execute our business and growth strategies;

      o changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues;

      o     fluctuation of natural product prices due to competitive pressures;

      o     personnel changes;

      o     supply shortages;

      o     general economic conditions;

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

      o our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities; and

      o the U.S. Department of Transportation and the U.S. Federal Highway Administration regulate our trucking operations.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

      As of October 31, 2003, we had approximately 3,460 full and part-time employees. An aggregate of approximately 260, or 8%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

      We have a secured revolving credit facility with available credit under it of $150.0 million at an interest rate of LIBOR plus 1.5% maturing on June 30, 2005. As of October 31, 2003, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million with remaining availability of $45.7 million. In April 2003, we executed a term loan agreement in the principal amount of $30.0 million secured by real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates on our borrowings. As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2003.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

--------------------------------------------------------------------------------
Exhibit No.      Description                                           Page
--------------------------------------------------------------------------------
3.1              Amended Certificate of Designation of Preferences
                 and Rights of Series A Preferred Stock of
                 United Natural Foods, Inc.
--------------------------------------------------------------------------------
31.1             Certification Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
31.2             Certification Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------
32.1             Certification Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
32.2             Certification Pursuant to 18 U.S.C. Section 1350,
                 as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------

Reports on Form 8-K

August 5, 2003          The Company announced that it would be taking certain
                        charges against income for its fiscal quarter and year ended July 31, 2003.

September 2, 2003       The Company announced its financial results for the
                        fiscal year ended July 31, 2003.

October 10, 2003        The Company announced certain management appointments
                        and promotions.


                                      * * *

We would be pleased to furnish a copy of this Form 10-Q to any stockholder who requests it by writing to:

                  United Natural Foods, Inc.
                  Investor Relations
                  260 Lake Road
                  Dayville, CT  06241

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


Dated:  December 12, 2003