Form 10-Q
period 2004-01-31
UNITED NATURAL FOODS INC
filed 2004-03-16
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2004

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

As of March 5, 2004 there were 19,785,478 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2004

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)                     3

         Condensed Consolidated Statements of Income (unaudited)               4

         Condensed Consolidated Statements of Cash Flows (unaudited)           5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            26

Item 4.  Controls and Procedures                                              26

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 6.  Exhibits and Reports on Form 8-K                                     27

         Signatures                                                           28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 January 31,    July 31,
(In thousands, except per share amounts)                            2004          2003
                                                                 -----------   ---------

ASSETS
------
Current assets:
    Cash                                                          $   8,860    $   3,645
    Accounts receivable, net                                         99,652       90,111
    Notes receivable, trade                                             736          585
    Inventories                                                     175,555      158,263
    Prepaid expenses                                                  6,499        5,706
    Deferred income taxes                                             6,004        6,455
    Refundable income taxes                                           1,890          704
                                                                  ---------    ---------
       Total current assets                                         299,196      265,469

Property & equipment, net                                           105,195      101,238

Other assets:
    Notes receivable, trade, net                                      2,832        1,261
    Goodwill                                                         57,202       57,400
    Intangible assets, net                                              742        1,014
    Other, net                                                        3,272        3,717
                                                                  ---------    ---------
       Total assets                                               $ 468,439    $ 430,099
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable - line of credit                                $ 106,498    $  96,170
    Current portion of long-term debt                                 4,739        4,459
    Current portion of obligations under capital leases                 809          903
    Accounts payable                                                 79,130       67,187
    Accrued expenses and other current liabilities                   24,007       26,347
    Financial instruments                                               192        6,104
                                                                  ---------    ---------
       Total current liabilities                                    215,375      201,170

    Long-term debt, excluding current portion                        46,129       38,507
    Deferred income taxes                                               169        2,247
    Obligations under capital leases, excluding current portion       2,247          612
                                                                  ---------    ---------
       Total liabilities                                            263,920      242,536
                                                                  ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, authorized 5,000 shares;
      none issued and outstanding                                        --           --
    Common stock, $0.01 par value, authorized 50,000 shares;
      19,674 and 19,510 issued and outstanding at January 31,
      2004 and July 31, 2003, respectively                              197          195
    Additional paid-in capital                                       89,746       86,068
    Unallocated shares of ESOP                                       (1,850)      (1,931)
    Accumulated other comprehensive (loss) income                      (192)         432
    Retained earnings                                               116,618      102,799
                                                                  ---------    ---------
Total stockholders' equity                                          204,519      187,563
                                                                  ---------    ---------

Total liabilities and stockholders' equity                        $ 468,439    $ 430,099
                                                                  =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Quarters ended January 31,  Six months ended January 31,
(In thousands, except per share data)                 2004         2003           2004         2003
                                                   ---------    ---------      ---------    ---------

Net sales                                          $ 393,248    $ 338,447      $ 774,631    $ 649,440
Cost of sales                                        314,463      269,598        619,673      517,166
                                                   ---------    ---------      ---------    ---------
           Gross profit                               78,785       68,849        154,958      132,274

Operating expenses                                    65,386       57,940        128,318      111,372
Amortization of intangibles                              234           66            466          104
                                                   ---------    ---------      ---------    ---------
           Total operating expenses                   65,620       58,006        128,784      111,476
                                                   ---------    ---------      ---------    ---------
           Operating income                           13,165       10,843         26,174       20,798
                                                   ---------    ---------      ---------    ---------

Other expense (income):
   Interest expense                                    2,133        2,072          4,454        3,919
   Change in fair value of financial instruments        (400)        (226)          (704)       1,479
   Other, net                                           (112)        (183)          (230)        (420)
                                                   ---------    ---------      ---------    ---------
           Total other expense                         1,621        1,663          3,520        4,978
                                                   ---------    ---------      ---------    ---------

Income before income taxes                            11,544        9,180         22,654       15,820

Income taxes                                           4,502        3,672          8,835        6,328
                                                   ---------    ---------      ---------    ---------
           Net income                              $   7,042    $   5,508      $  13,819    $   9,492
                                                   =========    =========      =========    =========

Per share data (basic):

Net income                                         $    0.36    $    0.29      $    0.71    $    0.50
                                                   =========    =========      =========    =========

Weighted average shares of common stock               19,598       19,119         19,562       19,113
                                                   =========    =========      =========    =========

Per share data (diluted):

Net income                                         $    0.35    $    0.28      $    0.68    $    0.49
                                                   =========    =========      =========    =========

Weighted average shares of common stock               20,375       19,526         20,282       19,471
                                                   =========    =========      =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six months ended January 31,
(In thousands)                                                  2004             2003
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 13,819          $  9,492
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               5,531             5,051
    Change in fair value of financial instruments                (704)            1,479
    Gain on disposals of property and equipment                   (22)               (6)
    Deferred income tax benefit                                   451                --
    Provision for doubtful accounts                             1,320             1,699
    Changes in assets and liabilities:
        Accounts receivable                                   (10,861)            5,242
        Inventory                                             (17,185)            2,934
        Prepaid expenses and other assets                      (1,743)           (3,177)
        Notes receivable, trade                                (1,722)           (1,467)
        Accounts payable                                       11,943             2,658
        Accrued expenses and other liabilities                 (1,838)            1,331
        Financial instruments                                  (5,400)               --
        Tax effect of stock option exercises                      921               107
                                                             --------------------------
      Net cash (used in) provided by operating activities      (5,941)           25,343
                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired         (6)          (43,724)
    Proceeds from sale of property and equipment                  141                47
    Capital expenditures                                       (9,335)          (11,221)
                                                             --------------------------
      Net cash used in investing activities                    (9,200)          (54,898)
                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                          10,328            31,392
    Net proceeds from issuance of long-term debt                9,904                --
    Repayments of long-term debt                               (2,098)             (854)
    Principal payments of capital lease obligations              (537)             (657)
    Proceeds from exercise of stock options                     2,759               317
                                                             --------------------------
      Net cash provided by financing activities                20,356            30,198
                                                             --------------------------

NET INCREASE IN CASH                                            5,215               643
Cash at beginning of period                                     3,645            11,184
                                                             --------------------------
Cash at end of period                                        $  8,860          $ 11,827
                                                             ==========================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                             $  4,354          $  3,798
                                                             ==========================
        Income taxes                                         $  9,079          $  6,421
                                                             ==========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004 (UNAUDITED)

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

2. INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provided for the Company to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

The Company entered into an additional interest rate swap agreement effective August 2001. The additional agreement provided for the Company to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The four-year term of the swap agreement could have been extended to six years at the option of the counter party, which prohibited accounting for the swap as an effective hedge under SFAS 133. The swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeded 6.0% in a given period, the agreement was suspended for that period.

On December 29, 2003, the Company assigned and transferred all of its obligations of its two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as special items for the first two quarters of fiscal 2004.

The Company recorded $0.4 million and $0.2 million of income for the quarters ended January 31, 2004 and 2003, respectively, and $0.7 million of income and $1.5 million of expense for the six months ended January 31, 2004 and 2003, respectively, on these interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

The Company also entered into an interest rate swap agreement effective May 2003. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133. The Company recorded a liability of $192,000 as of January 31, 2004, and a corresponding amount to accumulated other comprehensive loss in the statement of stockholders' equity to reflect the fair value of the instrument.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                       Quarters ended           Six months ended
                                                         January 31,               January 31,
                                                    --------------------      --------------------
                                                      2004        2003          2004        2003
------------------------------------------------    --------    --------      --------    --------

Net income - as reported                            $  7,042    $  5,508      $ 13,819    $  9,492
Deduct:
Total stock-based employee compensation expense
  determined under fair value based method
  for all awards, net of related tax effects            (729)       (917)       (1,399)     (1,687)
                                                    --------    --------      --------    --------
Net income - pro forma                              $  6,313    $  4,591      $ 12,420    $  7,805
                                                    --------    --------      --------    --------

Basic earnings per share
          As reported                               $   0.36    $   0.29      $   0.71    $   0.50
                                                    --------    --------      --------    --------
          Pro forma                                 $   0.32    $   0.24      $   0.63    $   0.41
                                                    --------    --------      --------    --------

Diluted earnings per share
          As reported                               $   0.35    $   0.28      $   0.68    $   0.49
                                                    --------    --------      --------    --------
          Pro forma                                 $   0.31    $   0.24      $   0.61    $   0.40
                                                    --------    --------      --------    --------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters and the six months ended January 31, 2004 and 2003:

                                      Quarters ended January 31,    Six months ended January 31,
                                      --------------------------    ----------------------------
                                           2004         2003            2004           2003
                                         --------     --------        --------       --------

Expected volatility                        49.6%        62.0%           49.7%          62.0%
Dividend yield                              0.0%         0.0%            0.0%           0.0%
Risk free interest rate                    3.70%         3.3%           3.70%           3.3%
Expected life                           3.25 years     5 years        3.27 years     5 years

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." A total of 1,400,000 shares of common stock may be issued upon the exercise of options granted under the 2002 Stock Incentive Plan. In the quarter ended January 31, 2004, the Company granted options for the purchase of 381,500 shares under its stock incentive plans.

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                     Quarters ended       Six months ended
                                                       January 31,           January 31,
                                                    -----------------     -----------------

(In thousands)                                       2004       2003       2004       2003
                                                    ------     ------     ------     ------

Basic weighted average shares outstanding           19,598     19,119     19,562     19,113

Net effect of dilutive stock options based upon
  the treasury stock method                            777        407        720        358
                                                    ------     ------     ------     ------

Diluted weighted average shares outstanding         20,375     19,526     20,282     19,471
                                                    ======     ======     ======     ======

There were 163 and 315,489 anti-dilutive stock options for the quarters ended January 31, 2004 and 2003, respectively. For the six months ended January 31, 2004 and 2003, there were 123,057 and 710,547 anti-dilutive stock options, respectively.

5. COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended January 31, 2004 amounted to $6,810,000 as compared to $5,508,000 in the same period in the prior year. For the six months ended January 31, 2004 and 2003, comprehensive income amounted to $13,195,000 and $9,492,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 2.

6. ACQUISITIONS

On December 31, 2002, the Company acquired by merger privately held Northeast Cooperative, a natural food distributor, headquartered in Brattleboro, Vermont, which serviced customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The acquisition was financed by proceeds from the Company's line of credit. The operating results of Northeast Cooperative have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $13.5 million related to this purchase acquisition.

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

The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2003. These pro forma results are not necessarily indicative of the results that will occur in future periods.

                                               Quarter ended    Six months ended
(in thousands, except per share data)            January 31,       January 31,
                                                    2003              2003
                                               -------------    ----------------

Net sales                                         $360,383          $729,734
                                                  ========          ========

Income before income taxes                        $  8,373          $ 15,091
                                                  ========          ========

Net income                                        $  5,024          $  9,055
                                                  ========          ========

Earnings per common share:
     Basic                                           $0.26             $0.47
                                                  ========          ========

     Diluted                                         $0.26             $0.47
                                                  ========          ========

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

Following is business segment information for the periods indicated:

                                                                                 Unallocated
                                        Distribution     Other     Eliminations    Expenses     Consolidated
                                        ------------     -----     ------------    --------     ------------
Six months ended January 31, 2004
Net sales                                  $753,706     $35,794      $(14,869)                    $774,631
Operating income (loss)                      28,317      (2,037)         (106)                      26,174
Interest expense                                                                    $4,454           4,454
Other, net                                                                            (934)           (934)
Income before income taxes                                                                          22,654
Amortization and depreciation                 4,924         607            --                        5,531
Capital expenditures                          9,108         227            --                        9,335
Total assets                                619,693      41,805      (193,060)                     468,438

Six months ended January 31, 2003
Net sales                                  $626,243     $33,209      $(10,012)                    $649,440
Operating income (loss)                      23,916      (3,079)          (39)                      20,798
Interest expense                                                                     3,919           3,919
Other, net                                                                           1,059           1,059
Income before income taxes                                                                          15,820
Amortization and depreciation                 4,399         652            --                        5,051
Capital expenditures                         10,654         567            --                       11,221
Total assets                                572,769      46,160      (192,524)                     426,405

                                                                                 Unallocated
                                        Distribution     Other     Eliminations    Expenses     Consolidated
                                        ------------     -----     ------------    --------     ------------
Three months ended January 31, 2004
Net sales                                  $382,549     $17,922       $(7,223)                    $393,248
Operating income (loss)                      13,976        (785)          (26)                      13,165
Interest expense                                                                    $2,133           2,133
Other, net                                                                            (512)           (512)
Income before income taxes                                                                          11,544
Amortization and depreciation                 2,479         308            --                        2,787
Capital expenditures                          6,849         157            --                        7,006
Total assets                                619,693      41,805      (193,060)                     468,438

Three months ended January 31, 2003
Net sales                                  $327,156     $16,890      $ (5,028)                    $338,447
Operating income (loss)                      12,501      (1,668)           10                       10,843
Interest expense                                                                     2,072           2,072
Other, net                                                                            (409)           (409)
Income before income taxes                                                                           9,180
Amortization and depreciation                 2,353         328            --                        2,681
Capital expenditures                          6,740         168            --                        6,908
Total assets                                572,769      46,160      (192,524)                     426,405

8. NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, our acquisition of or merger with natural products distributors, and the expansion of existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our distribution operations are comprised of three principal units:

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

In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the current expansion of our facilities located in Iowa City, Iowa and Dayville, Connecticut. In June 2003, we completed the expansion of our Chesterfield, New Hampshire distribution facility to 289,000 square feet. This expansion included the consolidation of our operations from Brattleboro, Vermont to Chesterfield, New Hampshire.

We are currently expanding our Iowa City, Iowa distribution facility from its existing 120,000 square feet to 260,000 square feet. This will enable us to provide enhanced service levels to our customers in the Midwest market and continue to grow our sales base in that market. We are also currently expanding our Dayville, Connecticut distribution facility from its existing 245,000 square feet to 315,000 square feet. The additional storage space in our Iowa City and Dayville facilities allows for more product diversity and the elimination of outside storage expenses. While we will experience incremental short-term costs during fiscal 2004, we expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Upon completion of the Iowa City and Dayville facilities' expansions, we will have added approximately 1,037,500 square feet to our distribution centers in the last 5 years, which represents a 75% increase in our distribution capacity.

While operating margins may be affected in periods in which these expenses are incurred, over the long term, we expect to benefit from the increased absorption of our expenses over a larger sales base. In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest and Texas markets. The acquisition of Blooming Prairie Cooperative's Iowa City, Iowa and Mounds View, Minnesota distribution facilities have provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. The expansion of our Chesterfield, New Hampshire distribution facility has enabled us to service existing and new customers, to provide more product diversity, and to better balance products among our distribution centers in our Eastern Region.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our insurance reserves and
(iii) assessing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

   Allowance for doubtful accounts

      We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $99.7 million and $90.1 million, net of the allowance for doubtful accounts of $6.3 million and $5.1 million, as of January 31, 2004 and July 31, 2003, respectively. Our notes receivable balances were $3.6 million and $1.8 million, net of the allowance of doubtful accounts of $2.6 million and $2.8 million, as of January 31, 2004 and July 31, 2003, respectively.

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

   Assessing goodwill and intangible assets valuation

      Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.

      Total goodwill as of January 31, 2004 and July 31, 2003 was $57.2 million and $57.4 million, respectively, with goodwill for the Distribution operating segment totaling $45.6 million and $45.7 million as of January 31, 2004 and July 31, 2003, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                     Quarters ended        Six Months Ended
                                                       January 31,            January 31,
                                                    ----------------       ----------------
                                                     2004      2003         2004      2003
                                                    ------    ------       ------    ------

Net sales                                            100.0%    100.0%       100.0%    100.0%
Cost of sales                                         80.0%     79.7%        80.0%     79.6%
                                                    ------    ------       ------    ------
           Gross profit                               20.0%     20.3%        20.0%     20.4%
                                                    ------    ------       ------    ------

Operating expenses                                    16.6%     17.1%        16.6%     17.1%
Amortization of intangibles                            0.1%      0.0%         0.1%      0.0%
                                                    ------    ------       ------    ------
          Total operating expenses                    16.7%     17.1%        16.6%*    17.2%*
                                                    ------    ------       ------    ------

          Operating income                             3.3%      3.2%         3.4%      3.2%
                                                    ------    ------       ------    ------

Other expense (income):
   Interest expense                                    0.5%      0.6%         0.6%      0.6%
   Change in fair value of financial instruments      (0.1)%    (0.1)%       (0.1)%     0.2%
   Other, net                                         (0.0)%    (0.1)%       (0.0)%    (0.1)%
                                                    ------    ------       ------    ------
   Total other expense                                 0.4%      0.5%*        0.5%      0.8%*
                                                    ------    ------       ------    ------

   Income before income taxes                          2.9%      2.7%         2.9%      2.4%

Income taxes                                           1.1%      1.1%         1.1%      1.0%
                                                    ------    ------       ------    ------

Net income                                             1.8%      1.6%         1.8%      1.5%*
                                                    ======    ======       ======    ======

* Total reflects rounding

Quarter Ended January 31, 2004 Compared To Quarter Ended January 31, 2003

Net Sales

Our net sales increased approximately 16.2%, or $54.8 million, to $393.2 million for the quarter ended January 31, 2004 from $338.4 million for the quarter ended January 31, 2003. This increase was primarily due to our organic growth, although we also benefited from sales from the acquisition of Northeast Cooperative in December 2002 and the strike of certain mass market grocery stores in southern California, resulting in growth in the independently owned natural products retailers and mass market distribution channels of approximately 17.2% and 16.5%, respectively, compared to the same period in the prior year. Growth in the supernaturals distribution channel was approximately 14.9% compared to the same period in the prior year. Sales to our largest customer, Whole Foods Market, Inc. ("Whole Foods Market") represented approximately 25.4% and 25.5% of net sales for the quarters ended January 31, 2004 and 2003, respectively. Our current distribution arrangement with Whole Foods Market expires on August 31, 2004. We will be entering into discussions with Whole Foods Market over the next quarter to continue our relationship upon expiration of the existing agreement.

Gross Profit

Our gross profit increased approximately 14.4%, or $9.9 million, to $78.8 million for the quarter ended January 31, 2004 from $68.8 million for the quarter ended January 31, 2003. Our gross profit as a percentage of net sales was 20.0% and 20.3% for the quarters ended January 31, 2004 and 2003, respectively. The decrease in gross profit as a percentage of net sales in comparison to the quarter ended January 31, 2003 was due to an increase in our sales to supernaturals, which have lower gross profits.

Operating Expenses

Operating expenses, excluding special items, increased approximately 12.3%, or $7.1 million, to $65.1 million for the quarter ended January 31, 2004 from $57.9 million for the quarter ended January 31, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to approximately 16.5% for the quarter ended January 31, 2004 from approximately 17.1% for the quarter ended January 31, 2003. The approximately $7.1 million increase in operating expenses for the quarter ended January 31, 2004 was due primarily to the inclusion of a full quarter of expenses from Northeast Cooperative and an increase in our infrastructure to support our continued growth. Operating expenses for the quarter ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets"), which has staggered effective dates up to and including April 1, 2004. Operating expenses for the quarter ended January 31, 2003 included special items of $0.1 million in costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating expenses, including special items, increased approximately 13.1%, or $7.6 million, to $65.6 million from $58.0 million for the quarter ended January 31, 2003. As a percentage of sales, operating expenses, including special items, decreased to 16.7% for the quarter ended January 31, 2004 from 17.1% for the quarter ended January 31, 2003.

Operating Income

Operating income, excluding special items, increased $2.8 million to $13.7 million for the quarter ended January 31, 2004 from $10.9 million for the quarter ended January 31, 2003. As a percentage of sales, operating income, excluding special items, improved from 3.2% for the quarters ended January 31, 2003 to 3.5% for the quarter ended January 31, 2004. Operating income for the quarter ended January 31, 2004 included a special item of $0.6 million of start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income for the quarter ended January 31, 2003 included special items of $0.1 million related to the expansion of our Chesterfield, New Hampshire distribution center. Operating income, including special items, was $13.2 million for the quarter ended January 31, 2004 and $10.8 million for the quarter January 31, 2003. Operating income, including special items, as a percentage of sales, improved to 3.3% for the quarter ended January 31, 2004 compared to 3.2% for the quarter ended January 31, 2003.

Other Expense (Income)

Other expense, excluding special items, increased $0.1 million to $2.0 million for the quarter ended January 31, 2004 from $1.9 million for the quarter ended January 31, 2003. Interest expense for the quarters ended January 31, 2004 and 2003 was relatively consistent at $2.1 million. The consistency in interest expense was primarily due to higher debt levels in fiscal 2004 following the acquisitions of Blooming Prairie and Northeast Cooperative in fiscal 2003 offset by the novation of two of our interest rate swap agreements in late December 2003, which served to lower our effective interest rate. Other expense (income) for the quarters ended January 31, 2004 and 2003 included special items of $0.4 million and $0.2 million in income, respectively, related to the change in the fair value of financial instruments. Other income, including special items, increased by $0.1 million to $0.5 million for the quarter ended January 31,

2004, from $0.4 million for the quarter ended January 31, 2003. This increase was primarily due to the favorable change in the fair value on our interest rate swap agreements and related option agreements. On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. However, these "ineffective" swaps were included as a special item for the second quarter of fiscal 2004.

Income Taxes

Our accrued income tax rate was 39.0% and 40.0% for the quarters ended January 31, 2004 and 2003, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $1.7 million to $7.1 million, or $0.35 per diluted share, for the quarter ended January 31, 2004, compared to $5.4 million, or $0.28 per diluted share, for the quarter ended January 31, 2003. Net income, including special items, increased $1.5 million to $7.0 million, or $0.35 per diluted share, for the quarter ended January 31, 2004, compared to $5.5 million, or $0.28 per diluted share, for the quarter ended January 31, 2003. As we announced in January 2004, we have updated our guidance for our fiscal year ending July 31, 2004 to reflect both the execution of our primary distribution agreement with Wild Oats and the novation of certain of our interest rate swap transactions. We now expect earnings per diluted share in the range of $1.46-$1.52 for fiscal 2004, excluding any potential special items.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

-----------------------------------------------------------------------------------------
Quarter ended January 31, 2004                       Pretax                  Per diluted
(in thousands, except per share data)                income    Net of tax       share
                                                   --------------------------------------
Income, excluding special items:                     $11,695     $7,134         $0.35

Special items - Income (Expense):

Wild Oats Markets, Inc. primary distributorship
start-up and transition related costs (included
in operating expenses)                                  (551)      (336)        (0.02)

Interest rate swap agreements (change in fair
value of financial instruments)                          400        244          0.01

-----------------------------------------------------------------------------------------
Income, including special items:                     $11,544     $7,042         $0.35*
=========================================================================================

-----------------------------------------------------------------------------------------
Quarter ended January 31, 2003                       Pretax                  Per diluted
(in thousands, except per share data)                income    Net of tax       share
                                                   --------------------------------------
Income, excluding special items:                      $9,023     $5,414         $0.28

Special items - Income (Expense):

Interest rate swap agreements (change in fair
value of financial instruments)                          226        136         (0.00)

Costs related to the expansion of our
Chesterfield, New Hampshire distribution
center (included in operating expenses)                  (69)       (42)        (0.00)

-----------------------------------------------------------------------------------------
Income, including special items:                      $9,180     $5,508         $0.28
=========================================================================================

* Total reflects rounding

The non-cash items from the change in fair value on interest rate swap agreements were caused by favorable and unfavorable changes in interest rate yield curves during the quarters ended January 31, 2004 and 2003, respectively. The costs related to the expansion of the Chesterfield facility were primarily labor related. The start-up and transition costs of the new Wild Oats Markets primary distributorship were for certain equipment rental and labor costs.

On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item for the second quarter of fiscal 2004.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were "ineffective" hedges as a result of the options held by the counter parties that may extend the original term of the interest rate swap agreements. Applicable accounting treatment required that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "other comprehensive income" in our statement of stockholders' equity. The changes in fair value were dependent upon the forward looking yield curves for each swap. The May 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and August 2001 agreements were special items that were excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for the second quarter of fiscal 2004 that increased our diluted earnings per share by $0.01, and in the first quarter of fiscal 2003 we recorded a negative change in fair value that decreased our diluted earnings per share by $0.05. If we were prohibited from excluding this item as a special item, it would artificially inflate our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

Six Months Ended January 31, 2004 Compared To Six Months Ended January 31, 2003

Net Sales

Our net sales increased approximately 19.3%, or $125.2 million, to $774.6 million for the six months ended January 31, 2004 from $649.4 million for the six months ended January 31, 2003. This increase was primarily due to our organic growth, further benefited by sales from acquired businesses, resulting in growth in the independently owned natural products retailers and mass market distribution channels of approximately 36.9% and 20.6%, respectively, compared to the same period in the prior year. We acquired Blooming Prairie Cooperative, a distributor of natural foods and products in the Midwest region of the United States, in October 2002, and Northeast Cooperative, a distributor of natural foods and products in the Northeast region of the United States, in December 2002. Growth in the supernaturals distribution channel was approximately 12.0% compared to the same period in the prior year. The lower growth rate in the percentage of sales to supernaturals was due primarily to the expiration of our contract as primary distributor to Wild Oats Markets in August 2002. Fiscal 2004 sales growth to supernaturals for the six months ended January 31, 2004 was approximately 12.0%. Sales to our largest customer, Whole Foods Market represented approximately 25.1% and 24.2% of net sales for the six months ended January 31, 2004 and 2003, respectively. Our current distribution arrangement with Whole Foods Market expires on August 31, 2004. We will be entering into discussions with Whole Foods Market over the next quarter to continue our relationship upon expiration of the existing agreement.

Gross Profit

Our gross profit increased approximately 17.1%, or $22.7 million, to $155.0 million for the six months ended January 31, 2004 from $132.3 million for the six months ended January 31, 2003. Our gross profit as a percentage of net sales was 20.0% and 20.4% for the six months ended January 31, 2004 and 2003, respectively. The decrease in gross profit as a percentage of net sales in comparison to the six months ended January 31, 2003 was due in part to lost discounts in the first two months of the quarter resulting from an accounts payable systems implementation, operational issues within certain regions of our produce division and an increase in the supernaturals business as part of our overall sales mix (which results in lower operating expenses).

Operating Expenses

Operating expenses, excluding special items, increased approximately 15.7%, or $17.4 million, to $128.2 million for the six months ended January 31, 2004 from $110.8 million for the six months ended January 31, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to approximately 16.6% for the six months ended January 31, 2004 from approximately 17.1% for the six months ended January 31, 2003. The approximately $17.4 million increase in operating expenses for the six months ended January 31, 2004 was due primarily to the inclusion of approximately two and a half months of operating expenses related to Blooming Prairie and five months of operating expenses related to Northeast Cooperative that were not included in fiscal 2003, along with increased operating expenses associated with the continued growth of our business. Operating expenses for the six months ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, which has staggered effective dates up to and including April 1, 2004. Operating expenses for the six months ended January 31, 2003 included special items of $0.6 million related to the transition of Wild Oats Markets to a new primary distributor, consisting primarily of severance and expenses related to the transfer of private label inventory and costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating expenses, including special items, increased approximately 15.5%, or $17.3 million, to $128.8 million from $111.5 million for the six months ended January 31, 2004. As a percentage of sales, operating expenses, including special items, decreased to 16.6% for the six months ended January 31, 2004 from 17.2% for the six months ended January 31, 2004 as operating expenses grew at a slower rate than sales.

Operating Income

Operating income, excluding special items, increased $5.3 million to $26.7 million for the six months ended January 31, 2004 from $21.4 million for the six months ended January 31, 2003. As a percentage of sales, operating income, excluding special items, improved to 3.5% for the six months ended January 31, 2004 up from operating income of 3.3% for the six months ended January 31, 2003. Operating income for the six months ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, which has staggered effective dates up to and including April 1, 2004. Operating income for the six months ended January 31, 2003 included special items of $0.6 million related to the transition of Wild Oats Markets to a different primary distributor, consisting primarily of severance and expenses related to the transfer of private label inventory and costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating income, including special items, was $26.2 million for the six months ended January 31, 2004 and $20.8 million for the six months ended January 31, 2003. Operating income, including special items, as a percentage of sales, increased to 3.4% for the six months ended January 31, 2004 compared to 3.2% for the six months ended January 31, 2003.

Other Expense (Income)

Other expense, excluding special items, increased $0.7 million to $4.2 million for the six months ended January 31, 2004 from $3.5 million for the six months ended January 31, 2003. Interest expense for the six months ended January 31, 2004 was $4.5 million compared to the $3.9 million for the six months ended January 31, 2003. This increase in interest expense was primarily due to higher average debt levels following our acquisitions of Blooming Prairie and Northeast Cooperative in fiscal 2003. Other expense (income) for the six months ended January 31, 2004 and 2003 included special items of $0.7 million and $1.5 million in expense, respectively, related to the change in the fair value of financial instruments. Other expenses (income), including special items, changed by $2.0 million resulting in income of $0.9 million for the six months ended January 31, 2004 in comparison to expense of $1.1 million for the six months ended January 31, 2003. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item for the second quarter of fiscal 2004.

Income Taxes

Our accrued income tax rate was 39.0% and 40.0% for the six months ended January 31, 2004 and 2003, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $3.0 million to $13.7 million, or $0.68 per diluted share, for the six months ended January 31, 2004, compared to $10.8 million, or $0.55 per diluted share, for the six months ended January 31, 2003. Net income, including special items, increased $4.3 million to $13.8 million, or $0.68 per diluted share, for the six months ended January 31, 2004, compared to $9.5 million, or $0.49 per diluted share, for the six months ended January 31, 2004.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

-------------------------------------------------------------------------------------------
Six months ended January 31, 2004                     Pretax                   Per diluted
(in thousands, except per share data)                 income     Net of tax       share
                                                   ----------------------------------------

Income, excluding special items:                      $22,501      $13,726         $0.68

Special items -- Income (Expense):

Wild Oats Markets, Inc. primary distributorship
transition related costs (included in operating
expenses)                                                (551)        (336)        (0.02)

Interest rate swap agreements (change in fair
value of financial instruments)                           704          429          0.01

-------------------------------------------------------------------------------------------
Income, including special items:                      $22,654      $13,819         $0.68*
===========================================================================================

-------------------------------------------------------------------------------------------
Six months ended January 31, 2003                     Pretax                   Per diluted
(in thousands, except per share data)                 income     Net of tax       share
                                                   ----------------------------------------

Income, excluding special items:                      $17,943      $10,766         $0.55

Special items -- Income (Expense):
Interest rate swap agreements (change in fair
value of financial instruments)                        (1,480)        (887)        (0.04)

Costs related to loss of major customer (included
in operating expenses)                                   (574)        (345)        (0.02)

Costs related to the expansion of our
Chesterfield, New Hampshire distribution center
(included in operating expenses)                          (69)         (42)        (0.00)

-------------------------------------------------------------------------------------------
Income, including special items:                      $15,820       $9,492         $0.49
===========================================================================================

* Total reflects rounding

The non-cash items from the change in fair value on interest rate swap agreements were caused by favorable and unfavorable changes in interest rate yield curves during the six months ended January 31, 2004 and 2003, respectively. The costs related to the transition of a major customer, Wild Oats Markets, to a new primary distributor during the six months ended January 31, 2003 consisted primarily of severance and expenses related to the transfer of Wild Oats Markets' private label inventory. For the six months ended January 31, 2004, the start-up and transition costs of the new Wild Oats Markets primary distributorship were for certain equipment rental and labor costs.

On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item for the second quarter of fiscal 2004.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were "ineffective" hedges as a result of the options held by the counter parties that may extend the original term of the interest rate swap agreements. Applicable accounting treatment requires that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "other comprehensive income" in our statement of stockholders' equity. The changes in fair value are dependent upon the forward looking yield curves for each swap. The May 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and August 2001 agreements are special items that are excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for the first quarter of fiscal 2004 that increased our diluted earnings per share by $0.01, and in the first quarter of fiscal 2003, we recorded a negative change in fair value that decreased our diluted earnings per share by $0.05. If we were prohibited from excluding this item as a special item, it would artificially inflate our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. Our secured revolving credit facility allows for borrowing up to $150.0 million, on which interest accrues at the banks' London Interbank Offered Rate ("LIBOR") plus 1.50%. The current credit facility matures on June 30, 2005. This access to capital provides for our working capital requirements in the normal course of business and the opportunity to grow our business organically or through acquisitions. As of January 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million, with remaining availability of $34.6 million. In April 2003, we executed an amendment to our loan and security agreement, which released and discharged real estate mortgages on certain real property. Additionally, in April 2003 we executed a term loan agreement in the principal amount of $30.0 million secured by the real property that was released in accordance with the aforementioned amendment. In December 2003, we amended this term loan agreement by increasing the principal amount by $10.0 million to $40.0 million, under the existing terms and conditions. The $40.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. Proceeds received from the term loan were used to reduce the outstanding balance on our $150.0 million credit facility on which interest accrues at the New York Prime Rate or LIBOR plus 1.50%. We continue to believe that our capital requirements for fiscal 2004 will be in the $24.0 to $28.0 million range, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. Approximately $10.0 million of the capital required for the expansion of our distribution facilities has been financed through the additional long term debt we incurred by increasing to $40.0 million the principal amount of our existing $30.0 million term loan. We believe that our future capital requirements will be similar to our anticipated fiscal 2004 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in major acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $5.9 million for the six months ended January 31, 2004 and was the result of net income and the change in cash collected from customers net of cash paid to vendors, offset by a $17.2 million investment in inventory and a $5.4 payment to novate the "ineffective" swap agreements. The investment in inventory relates to increasing inventory levels to meet the anticipated needs of Wild Oats Markets as we commence our role as Wild Oats Markets' primary distributor, supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, and our acquisitions of Blooming Prairie and Northeast Cooperative. Days in inventory was consistent at 51 days at January 31, 2004 and 2003. Days sales outstanding at January 31, 2004 improved to 24 days compared to 25 days at January 31, 2003. Net cash provided by operations was $25.3 million for the six months ended January 31, 2003 and was also due to the change in cash collected from customers, net of cash paid to vendors, and reductions of inventory levels of $2.9 million despite increased sales. Working capital increased by $19.5 million, or 30.4%, to $83.8 million at January 31, 2004 compared to working capital of $64.3 million at July 31, 2003.

Net cash used in investing activities was $9.2 million for the six months ended January 31, 2004 and was due primarily to costs incurred in the expansion of our Iowa City, Iowa and Dayville, Connecticut facilities, compared to $54.9 million for the same period last year that was due primarily to the purchase of substantially all the assets of Blooming Prairie and Northeast Cooperative and the expansion of our Chesterfield, New Hampshire facility.

Net cash provided by financing activities was $20.4 million for the six months ended January 31, 2004 due to the $10.0 million in additional long-term debt and borrowings under our $150 million secured revolving credit facility, and proceeds from the exercise of stock options, partially offset by $2.1 million in repayments of our long-term debt. Net cash provided by financing activities was $30.2 million for the six months ended January 31, 2003, due primarily to increased borrowings on our line of credit, offset by repayment of long-term debt of $0.9 million.

In October 1998, we entered into an interest rate swap agreement that provided for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

We entered into an additional interest rate swap agreement effective August 2001. The additional agreement provided for us to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The four-year term of the swap agreement could have been extended to six years at the option of the counter party, which prohibited accounting for the swap as an effective hedge under SFAS 133. The swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeded 6.0% in a given period, the agreement was suspended for that period.

On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as special items for the first two quarters of fiscal 2004.

In May 2003, we entered into an additional interest rate swap agreement. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30.0 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS No. 133.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS 149 did not have a material impact on our consolidated financial position or results of operations.

 In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position 150-3 which deferred the application of certain provisions of SFAS 150. We adopted the remaining provisions of SFAS 150 on August 1, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position or results of operations.

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

We depend heavily on our principal customer

      Our current distribution arrangement with our top customer, Whole Foods Market, is effective through August 31, 2004. Whole Foods Market accounted for approximately 25.4% and 25.5% of our net sales during the quarters ended January 31, 2004 and 2003, respectively, and 25.1% and 24.2% for the six months ended January 31, 2004 and 2003, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution from its own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Upon the commencement of our distribution agreement with Wild Oats Markets on April 1, 2004, our sales to Whole Foods Markets as a percentage of our total net sales may decline over the next twelve months, and our sales to Wild Oats Markets may increase as a percentage of our total net sales over the next twelve months.

Our profit margins may decrease due to consolidation in the grocery industry

      The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of super natural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from both ends of the supply chain.

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

We are dependent on a number of key executives

      Management of our business is substantially dependent upon the services of Richard Antonelli, President of our Western Region and Director, Dan Atwood, President of United Natural Brands, Senior Vice President and Secretary, Rick D. Puckett, Chief Financial Officer, Steven H. Townsend, Chair of the Board of Directors, President and Chief Executive Officer and interim President of our Eastern Region, and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Union-organizing activities could cause labor relations difficulties

      As of January 31, 2004, we had approximately 3,715 full and part-time employees. An aggregate of approximately 365, or 10%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

      We have a secured revolving credit facility with available credit under it of $150.0 million at an interest rate of LIBOR plus 1.5% maturing on June 30, 2005. As of January 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $150.0 million with remaining availability of $34.6 million. In April 2003, we executed a term loan agreement in the principal amount of $30.0 million secured by real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30.0 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement to increase the principal amount from $30.0 million to $40.0 million under the existing terms and conditions.

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

PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on December 3, 2003, the stockholders of the Company considered and voted on two proposals:

1. Election of Directors. The stockholders elected Richard Antonelli, Joseph M. Cianciolo and Steven H. Townsend as Class I directors for the ensuing three years. The terms of office as directors of Gordon D. Barker, Michael S. Funk, Gail A. Graham, James P. Heffernan, and Thomas B. Simone continued after the Annual Meeting. The stockholders voted in the following manner:

---------------------------------------------------------------------------
         Name                           Votes "FOR"        Votes "WITHHELD"
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Richard Antonelli                        16,559,202            509,145
---------------------------------------------------------------------------
Joseph M. Cianciolo                      16,477,091            591,256
---------------------------------------------------------------------------
Steven H. Townsend                       16,537,752            530,595
---------------------------------------------------------------------------

2. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent auditor for the year ended July 31, 2004. The stockholders voted in the following manner: (i) 16,093,827 votes were cast "FOR" the proposal; (ii) 967,253 votes were cast "AGAINST" the proposal; and (iii) 7,267 votes were cast to "ABSTAIN" from the proposal.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

------------------------------------------------------------------------------
Exhibit  No.    Description                                          Page
------------------------------------------------------------------------------
10.1 (1)        Distribution Agreement between the Registrant         29
                and Wild Oats Market, Inc. dated January 12,
                2004.
------------------------------------------------------------------------------
10.2            Second Amendment to Term Loan Agreement with
                Fleet Capital Corporation dated December 18,
                2003.                                                 55
------------------------------------------------------------------------------
31.1            Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 - CEO                      61
------------------------------------------------------------------------------
31.2            Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 - CFO                      63
------------------------------------------------------------------------------
32.1            Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 - CEO                      65
------------------------------------------------------------------------------
32.2            Certification Pursuant to 18 U.S.C. Section           66
                1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 - CFO
------------------------------------------------------------------------------

(1) Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Reports on Form 8-K

December 2, 2003      The Company announced its financial results for
                      the fiscal quarter ended October 31, 2003.

December 3, 2003      The Company announced certain appointments to the
                      Company's Board of Directors and the results of the Company's annual meeting of stockholders.

January 12, 2004      The Company announced the signing of a
                      distribution agreement with a customer, the novation of certain swap agreements and updated guidance for fiscal
                      2004.


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


                                UNITED NATURAL FOODS, INC.


                                /s/ Rick D. Puckett
                                    ------------------
                                    Rick D. Puckett
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  March 16, 2004