Form 10-Q
period 2004-04-30
UNITED NATURAL FOODS INC
filed 2004-06-14
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2004

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

As of June 10, 2004 there were 39,985,184 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2004

TABLE OF CONTENTS

Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets (unaudited)          3

           Condensed Consolidated Statements of Income                4
           (unaudited)

           Condensed Consolidated Statements of Cash Flows            5
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6
           (unaudited)

Item 2.    Management's Discussion and Analysis of Financial         11
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market      26
           Risk

Item 4.    Controls and Procedures                                   26

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                          26

           Signatures                                                26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   April 30,    July 31,
(In thousands, except per share amounts)                             2004         2003
                                                                   ---------    ---------

ASSETS
Current assets:
    Cash                                                           $   8,802    $   3,645
    Accounts receivable, net                                         110,094       90,111
    Notes receivable, trade                                              690          585
    Inventories                                                      203,715      158,263
    Prepaid expenses                                                   5,672        5,706
    Deferred income taxes                                              6,004        6,455
    Refundable income taxes                                               --          704
                                                                   ---------    ---------
       Total current assets                                          334,977      265,469

Property & equipment, net                                            112,125      101,238

Other assets:
    Notes receivable, trade, net                                       2,264        1,261
    Goodwill                                                          57,242       57,400
    Intangible assets, net                                               168        1,014
    Other, net                                                         3,532        3,717

                                                                   ---------    ---------
       Total assets                                                $ 510,308    $ 430,099
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                ---------
Current liabilities:
    Notes payable - line of credit                                 $ 114,514    $  96,170

    Current portion of long-term debt                                  4,597        4,459
    Current portion of obligations under capital leases                  512          903
    Accounts payable                                                  96,531       67,187
    Accrued expenses and other current liabilities                    24,877       26,347
    Financial instruments                                                 --        6,104
    Income taxes payable                                                  61           --
                                                                   ---------    ---------
       Total current liabilities                                     241,092      201,170

  Long-term debt, excluding current portion                           45,367       38,507
  Deferred income taxes                                                2,247        2,247
  Obligations under capital leases, excluding current portion            244          612
                                                                   ---------    ---------
       Total liabilities                                             288,950      242,536
                                                                   ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, authorized
    5,000 shares; none issued and outstanding                             --           --
  Common stock, $0.01 par value, authorized 50,000
    shares; 39,877 and 39,020 issued and outstanding
    at April 30, 2004 and July 31, 2003, respectively                    399          195
  Additional paid-in capital                                          97,211       86,068
  Unallocated shares of ESOP                                          (1,809)      (1,931)
  Accumulated other comprehensive income                                 335          432
  Retained earnings                                                  125,222      102,799
                                                                   ---------    ---------
       Total stockholders' equity                                    221,358      187,563
                                                                   ---------    ---------

Total liabilities and stockholders' equity                         $ 510,308    $ 430,099
                                                                   =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Quarter ended April 30,   Nine months ended April 30,
(In thousands, except per share data)                       2004         2003          2004           2003
                                                         ---------    ---------    -----------    -----------

Net sales                                                $ 448,900    $ 363,611    $ 1,223,530    $ 1,013,050
Cost of sales                                              361,323      290,056        980,995        807,222
                                                         ---------    ---------    -----------    -----------
                 Gross profit                               87,577       73,555        242,535        205,828

Operating expenses                                          71,388       61,930        199,706        173,301
Amortization of intangibles                                    676          130          1,142            234
                                                         ---------    ---------    -----------    -----------
                Total operating expenses                    72,064       62,060        200,848        173,535
                                                         ---------    ---------    -----------    -----------
                Operating income                            15,513       11,495         41,687         32,293
                                                         ---------    ---------    -----------    -----------

Other expense (income):
         Interest expense                                    1,536        1,811          5,990          5,729
         Change in fair value of financial instruments          --          360           (704)         1,839
         Other, net                                           (128)        (142)          (358)          (562)
                                                         ---------    ---------    -----------    -----------
                 Total other expense                         1,408        2,029          4,928          7,006
                                                         ---------    ---------    -----------    -----------

Income before income taxes                                  14,105        9,466         36,759         25,287

Income taxes                                                 5,501        3,692         14,336         10,020
                                                         ---------    ---------    -----------    -----------
                Net income                               $   8,604    $   5,774    $    22,423    $    15,267
                                                         =========    =========    ===========    ===========

Per share data (basic):

Net income                                               $    0.22    $    0.15    $      0.57    $      0.40
                                                         =========    =========    ===========    ===========

Weighted average shares of common stock                     39,648       38,483         39,296         38,310
                                                         =========    =========    ===========    ===========

Per share data (diluted):

Net income                                               $    0.21    $    0.15    $      0.55    $      0.39
                                                         =========    =========    ===========    ===========

Weighted average shares of common stock                     41,344       39,500         40,813         39,271
                                                         =========    =========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine months ended April 30,
(In thousands)                                                 2004           2003
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 22,423       $ 15,267
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               8,807          7,663
    Change in fair value of financial instruments                (704)         1,839
    Gain on disposals of property and equipment                   (61)           (18)
    Provision for doubtful accounts                             2,521          1,952
    Changes in assets and liabilities:
         Accounts receivable                                  (22,504)        (2,279)
         Inventory                                            (45,345)        (6,575)
         Prepaid expenses and other assets                      1,050         (2,154)
         Notes receivable, trade                               (1,108)            31
         Accounts payable                                      29,344          9,606
         Accrued expenses and other liabilities                  (968)           806
         Income taxes payable                                      61          2,651
         Financial instruments                                 (5,400)            --
         Tax effect of stock option exercises                   3,870            846
                                                             -----------------------
      Net cash (used in) provided by operating activities      (8,014)        29,635
                                                             -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of acquired businesses, net of cash acquired         (6)       (43,964)
    Proceeds from sale of property and equipment                  202             60
    Capital expenditures                                      (18,989)       (14,975)
                                                             -----------------------
      Net cash used in investing activities                   (18,793)       (58,879)
                                                             -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                          18,344         (9,267)
    Net proceeds from issuance of long-term debt               10,204         30,954
    Repayments of long-term debt                               (3,302)        (1,282)
    Principal payments of capital lease obligations              (759)        (1,002)
    Proceeds from exercise of stock options                     7,477          3,613
                                                             -----------------------
      Net cash provided by financing activities                31,964         23,016
                                                             -----------------------

NET INCREASE (DECREASE) IN CASH                                 5,157         (6,228)
Cash at beginning of period                                     3,645         11,184
                                                             -----------------------
Cash at end of period                                        $  8,802       $  4,956
                                                             =======================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                             $  5,788       $  5,591
                                                             =======================
        Income taxes                                         $  9,686       $  4,598
                                                             =======================

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 (UNAUDITED)

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

The Company recorded no expense and $0.4 million of expense for the quarters ended April 30, 2004 and 2003, respectively, and $0.7 million of income and $1.8 million of expense for the nine months ended April 30, 2004 and 2003, respectively, on these interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

The Company also entered into an interest rate swap agreement effective May 2003. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133. The Company recorded an asset of $0.3 million as of April 30, 2004, and a corresponding amount to accumulated other comprehensive income in the statement of stockholders' equity to reflect the fair value of the instrument.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                            Quarter ended                 Nine months ended
                                                              April 30,                        April 30,
                                                        2004            2003              2004           2003
-----------------------------------------------------------------------------------------------------------------
Net income -- as reported                                $8,604          $5,774           $22,423        $15,267
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                         895             922             2,294          2,596
                                                     ------------    ------------      -----------    -----------
Net income -- pro forma                                  $7,709          $4,852           $20,129        $12,671
                                                     ------------    ------------      -----------    -----------

Basic earnings per share
          As reported                                     $0.22           $0.15             $0.57          $0.40
                                                     ------------    ------------      -----------    -----------
          Pro forma                                       $0.20           $0.13             $0.52          $0.33
                                                     ------------    ------------      -----------    -----------

Diluted earnings per share
          As reported                                     $0.21           $0.15             $0.55          $0.39
                                                     ------------    ------------      -----------    -----------
          Pro forma                                       $0.19           $0.12             $0.50          $0.32
                                                     ------------    ------------      -----------    -----------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters and the nine months ended April 30, 2004 and 2003:

                                                 Quarter ended April 30,           Nine months ended April 30,
                                                   2004           2003                  2004            2003
                                              -----------------------------       ------------------------------

Expected volatility                                 45.8%           62.0%               49.7%              62.0%
Dividend yield                                       0.0%            0.0%                0.0%               0.0%
Risk free interest rate                              3.01%           3.3%                3.70%              3.3%
Expected life                                   3.25 years       5 years             3.27 years         5 years

The Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan of the Company, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." A total of 1,400,000 shares of common stock may be issued upon the exercise of options granted under the 2002 Stock Incentive Plan. In the nine months ended April 30, 2004, the Company granted options for the purchase of 775,000 shares under its stock incentive plans.

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                      Quarter ended        Nine months ended
                                        April 30,              April 30,
                                   --------------------   ---------------------

(In thousands)                       2004       2003        2004        2003
                                   ---------   --------   ---------   ---------

Basic weighted average shares
outstanding                         39,648       38,483    39,296      38,310

Net effect of dilutive stock
options based upon
the treasury stock method            1,696       1,017      1,517         961
                                   ---------   --------   ---------   ---------

Diluted weighted average shares
outstanding                         41,344     39,500      40,813      39,271
                                   =========   ========   =========   =========

There were 0 and 949,500 anti-dilutive stock options excluded from the diluted earnings per share calculation for the quarters ended April 30, 2004 and 2003, respectively. For the nine months ended April 30, 2004 and 2003, there were 2,080 and 530,861 anti-dilutive stock options, respectively.

5.    COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended April 30, 2004 amounted to $9,131,000 as compared to $5,774,000 in the same period in the prior year. For the nine months ended April 30, 2004 and 2003, comprehensive income amounted to $22,326,000 and $15,267,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 2.

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

                                 Nine months
(in thousands, except per           ended
share data)                     April 30, 2003
                                  Pro forma
                               ----------------

Net sales                      $1,093,334
                               ================

Income before income taxes      $  24,557
                               ================

Net income                     $    14,829
                               ================

Earnings per common share:
     Basic                           $0.39
                               ================

     Diluted                         $0.38
                               ================

7.    BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the distribution segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer types, distribution methods and historical margins. The distribution segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other" with corporate operating expenses that are not allocated to operating divisions. "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses."

Following is business segment information for the periods indicated:

                                                                                              Unallocated
                                           Distribution        Other        Eliminations       Expenses        Consolidated
Nine months ended April 30, 2004:
Net sales                                     $1,192,161         $54,149        $(22,780)                          $1,223,530
Operating income (loss)                           45,073          (3,389)              3                               41,687
Interest expense                                                                                   $5,990               5,990
Other, net                                                                                         (1,062)             (1,062)
Income before income taxes                                                                                             36,759
Amortization and depreciation                      7,921             886                                                8,807
Capital expenditures                              18,538             451                                               18,989
Total assets                                     663,845          41,132        (194,669)                             510,308

Nine months ended April 30, 2003:
Net sales                                       $979,151         $49,660        $(15,761)                          $1,013,050
Operating income (loss)                           36,794          (4,455)            (46)                              32,293
Interest expense                                                                                   $5,729               5,729
Other, net                                                                                          1,277               1,277
Income before income taxes                                                                                             25,287
Amortization and depreciation                      6,707             956                                                7,663
Capital expenditures                              14,383             592                                               14,975
Total assets                                     586,627          40,896        (192,258)                             435,265

                                                                                              Unallocated
                                           Distribution        Other        Eliminations       Expenses        Consolidated
Three months ended April 30, 2004:
Net sales                                       $438,455         $18,355         $(7,910)                            $448,900
Operating income (loss)                           16,756          (1,351)            108                               15,513
Interest expense                                                                                   $1,536               1,536
Other, net                                                                                           (128)               (128)
Income before income taxes                                                                                             14,105
Amortization and depreciation                      2,997             279                                                3,276
Capital expenditures                               9,430             224                                                9,654
Total assets                                     663,845          41,132        (194,669)                             510,308

Three months ended April 30, 2003:
Net sales                                       $352,908         $16,451        $ (5,748)                            $363,611
Operating income (loss)                           12,878          (1,376)             (7)                              11,495
Interest expense                                                                                   $1,811               1,811
Other, net                                                                                            218                 218
Income before income taxes                                                                                              9,466
Amortization and depreciation                      2,308             304                                                2,612
Capital expenditures                               3,729              25                                                3,754
Total assets                                     586,627          40,896        (192,258)                             435,265

8.    STOCK SPLIT

On March 17, 2004, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was payable in the form of a stock dividend. Stockholders received one additional share of the Company's common stock for each share of common stock held on the record date of March 29, 2004. The split became effective on April 20, 2004. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split. The par value of the common stock was not affected by the stock split and remains at $0.01 per share.

9.    NOTES PAYABLE

On April 30, 2004, the Company entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The new credit facility replaced an existing $150 million revolving credit facility. The amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at the banks' London Interbank Offered Rate ("LIBOR") plus 1.25%. The $250 million credit facility matures on March 31, 2008. As of April 30, 2004, the Company's outstanding borrowings under the credit agreement totaled $114.5 million with an availability of $98.7 million.


10.   NEW ACCOUNTING PRONOUNCEMENTS

The Company has determined that there are no recently issued accounting standards that are expected to have a material impact on the Company's consolidated financial position or results of operations.

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

o Our Western Region, which is comprised of Mountain People's Warehouse, Inc. and Rainbow Natural Foods, Inc.; and

o Albert's Organics, a produce only division, which operates in various markets across the United States.

Through our subsidiary, the Natural Retail Group, we also own and operate 12 natural products retail stores located primarily in Florida. We believe our retail business serves as a natural complement to our distribution business, enabling us to develop new marketing programs and improve customer service. In addition, our Hershey Import division is a business that specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items.

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

o     concentrating on expanding into other channels of business;

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

In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Midwest market. The acquisition of Blooming Prairie Cooperative's Iowa City, Iowa and Mounds View, Minnesota distribution facilities has provided us with an immediate physical base and growth platform with which to broaden our presence in the fast growing Midwest market. The expansion of our Chesterfield, New Hampshire distribution facility has enabled us to service existing and new customers, to provide more product diversity, and to better balance products among our distribution centers in our Eastern Region.

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

   Allowance for doubtful accounts

      We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $110.1 million and $90.1 million, net of the allowance for doubtful accounts of $6.4 million and $5.1 million, as of April 30, 2004 and July 31, 2003, respectively. Our notes receivable balances were $3.0 million and $1.8 million, net of the allowance of doubtful accounts of $3.2 million and $2.8 million, as of April 30, 2004 and July 31, 2003, respectively.

   Insurance reserves

      It is our policy to record the self-insured portion of our workers' compensation, health insurance and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

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

       Total goodwill as of April 30, 2004 and July 31, 2003 was $57.2 million and $57.4 million, respectively, with goodwill for the Distribution operating segment totaling $45.6 million and $45.7 million as of April 30, 2004 and July 31, 2003, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                           Quarters ended               Nine Months Ended
                                                             April 30,                      April 30,
                                                    -----------------------------  -------------  --------------
                                                        2004            2003           2004           2003
                                                    -----------------------------  -------------  --------------

Net sales                                               100.0%          100.0%         100.0%         100.0%
Cost of sales                                            80.5%           79.8%          80.2%          79.7%
                                                    -----------------------------  -------------  --------------
                 Gross profit                            19.5%           20.2%          19.8%          20.3%
                                                    -----------------------------  -------------  --------------

Operating expenses                                       15.9%           17.0%          16.3%          17.1%
Amortization of intangibles                               0.2%            0.0%           0.1%           0.0%
                                                    -----------------------------  -------------  --------------
                Total operating expenses                 16.1%           17.1%*         16.4%          17.1%
                                                    -----------------------------  -------------  --------------

                Operating income                          3.5%            3.2%           3.4%           3.2%
                                                    -----------------------------  -------------  --------------

Other expense (income):
         Interest expense                                 0.3%            0.5%           0.5%           0.6%
         Change in fair value of financial
            instruments                                   0.0%            0.1%          (0.1)%          0.2%
         Other, net                                      (0.0)%          (0.0)%         (0.0)%         (0.1)%
                                                    -----------------------------  -------------  --------------
         Total other expense                              0.3%            0.6%           0.4%           0.7%
                                                    -----------------------------  -------------  --------------

         Income before income taxes                       3.1%*           2.6%           3.0%           2.5%

Income taxes                                              1.2%            1.0%           1.2%           1.0%
                                                    -----------------------------  -------------  --------------

Net income                                                1.9%            1.6%           1.8%           1.5%
                                                    =============================  =============  ==============

* Total reflects rounding

Quarter Ended April 30, 2004 Compared To Quarter Ended April 30, 2003

Net Sales

Our net sales increased approximately 23.5%, or $85.3 million, to $448.9 million for the quarter ended April 30, 2004 from $363.6 million for the quarter ended April 30, 2003. This increase was due to our organic growth and the implementation of our primary distributor agreement with Wild Oats Markets, Inc. ("Wild Oats Markets") during the quarter. For the quarter, growth in the independently owned natural products retailers and mass market distribution channels was approximately 9% and 20%, respectively, compared to the same period in the prior year. Growth in the supernaturals distribution channel was approximately 44% compared to the same period in the prior year. Sales to our largest customer, Whole Foods Market, Inc. ("Whole Foods Market") represented approximately 24% of net sales for the quarters ended April 30, 2004 and 2003. Our current distribution arrangement with Whole Foods Market expires on August 31, 2004. We are currently in discussions with Whole Foods Market to continue our relationship upon expiration of the existing agreement.

Gross Profit

Our gross profit increased approximately 19.1%, or $14.0 million, to $87.6 million for the quarter ended April 30, 2004 from $73.6 million for the quarter ended April 30, 2003. Our gross profit as a percentage of net sales was 19.5% and 20.2% for the quarters ended April 30, 2004 and 2003, respectively. This decrease in gross profit as a percentage of net sales in comparison to the quarter ended April 30, 2003 was primarily the result of the change in our sales mix to supernaturals, as we implemented our primary distributor agreement with Wild Oats Markets during the quarter.

Operating Expenses

Operating expenses, excluding special items, increased approximately 14.2%, or $8.8 million, to $70.4 million for the quarter ended April 30, 2004 from $61.6 million for the quarter ended April 30, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to approximately 15.7% for the quarter ended April 30, 2004 from approximately 16.9% for the quarter ended April 30, 2003. The approximately $8.8 million increase in operating expenses, excluding special items, for the quarter ended April 30, 2004 was due primarily to an increase in our infrastructure to support our continued growth. Operating expenses for the quarter ended April 30, 2004 included a special item of $1.0 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, which had staggered effective dates up to and including March 15, 2004. Operating expenses for the quarter ended April 30, 2003 included special items of $0.3 million in costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating expenses, including special items, increased approximately 15.3%, or $9.5 million, to $71.4 million from $61.9 million for the quarter ended April 30, 2003. As a percentage of sales, operating expenses, including special items, decreased to 15.9% for the quarter ended April 30, 2004 from 17.0% for the quarter ended April 30, 2003.

Operating Income

Operating income, excluding special items, increased $4.7 million to $16.5 million for the quarter ended April 30, 2004 from $11.8 million for the quarter ended April 30, 2003. As a percentage of sales, operating income, excluding special items, improved from 3.3% for the quarter ended April 30, 2003 to 3.7% for the quarter ended April 30, 2004. Operating income for the quarter ended April 30, 2004 included a special item of $1.0 million of start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income for the quarter ended April 30, 2003 included special items of $0.3 million related to the expansion of our Chesterfield, New Hampshire distribution center. Operating income, including special items, was $15.5 million for the quarter ended April 30, 2004 and $11.5 million for the quarter April 30, 2003. Operating income, including special items, as a percentage of sales, improved to 3.5% for the quarter ended April 30, 2004 compared to 3.2% for the quarter ended April 30, 2003.

Other Expense (Income)

Other expense, excluding special items, decreased $0.3 million to $1.4 million for the quarter ended April 30, 2004 from $1.7 million for the quarter ended April 30, 2003. At $1.5 million, interest expense for the quarter ended April 30, 2004 was $0.3 million lower than for the quarter ended April 30, 2003. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher debt levels in fiscal 2004 as a result of our acquisitions of Blooming Prairie and Northeast Cooperative in fiscal 2003 and an increase in inventory levels to support the growth in the business. Other expense (income) for the quarter ended April 30, 2003 included special items of $0.4 million in expense, related to the change in the fair value of financial instruments. Other income, including special items, remained relatively consistent for the quarters ended April 30, 2004 and 2003, at $0.1 million. Other expense, including special items, decreased from $2.0 million for the quarter ended April 30, 2003 to $1.4 million for the quarter ended April 30, 2004, a decrease of $0.6 million, or 30.6%. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

 Income Taxes

Our effective income tax rate was 39.0% for the quarters ended April 30, 2004 and 2003. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $3.0 million to $9.2 million, or $0.22 per diluted share, for the quarter ended April 30, 2004, compared to $6.2 million, or $0.16 per diluted share, for the quarter ended April 30, 2003.

Net income, including special items, increased $2.8 million to $8.6 million, or $0.21 per diluted share, for the quarter ended April 30, 2004, compared to $5.8 million, or $0.15 per diluted share, for the quarter ended April 30, 2003. As we announced on June 1, 2004, we have updated our guidance for our fiscal year ending July 31, 2004 to reflect the implementation of our primary distribution agreement with Wild Oats Markets, the novation of certain of our interest rate swap transactions and the continued growth of our business.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

-------------------------------------------------------------------------
Quarter ended April 30, 2004           Pretax                 Per diluted
(in thousands, except per share data)  income    Net of tax      share
                                       ----------------------------------

Income, excluding special items:      $ 15,115    $ 9,220      $0.22
Special items - Income (Expense):
Wild Oats Markets, Inc. primary
distributorship start-up and
transition related costs
(included in operating expenses)        (1,010)      (616)     (0.01)

-------------------------------------------------------------------------
Income, including special items:      $ 14,105    $ 8,604      $0.21
=========================================================================

------------------------------------------------------------------------
Quarter ended April 30, 2003          Pretax                 Per diluted
(in thousands, except per share data) income    Net of tax      share
                                      ---------------------------------

Income, excluding special items:      $ 10,162   $ 6,199       $0.16
Special items - Income (Expense):
Interest rate swap agreements
(change in fair value
of financial instruments)                 (360)     (220)      (0.01)
Costs related to the expansion of
our Chesterfield,
New Hampshire distribution center
(included in operating expenses)          (336)     (205)      (0.01)

-------------------------------------------------------------------------
Income, including special items:      $  9,466   $ 5,774       $0.15*
=========================================================================

* Total reflects rounding

The start-up and transition costs of the new Wild Oats Markets primary distributorship were for certain equipment rental and labor costs. The non-cash items from the change in fair value on interest rate swap agreements were caused by unfavorable changes in interest rate yield curves. The costs related to the expansion of the Chesterfield facility were primarily labor related.

On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

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

Nine Months Ended April 30, 2004 Compared To Nine Months Ended April 30, 2003

Net Sales

Our net sales increased approximately 20.8%, or $210.4 million, to $1,223.5 million for the nine months ended April 30, 2004 from $1,013.1 million for the nine months ended April 30, 2003. This increase was primarily due to our organic growth, as well as sales from the acquired businesses, which resulted in growth from the independently owned natural products retailers and mass market distribution channels of approximately 18% and 19%, respectively, compared to the same period in the prior year. We acquired Blooming Prairie Cooperative, a distributor of natural foods and products in the Midwest region of the United States, in October 2002, and Northeast Cooperative, a distributor of natural foods and products in the Northeast region of the United States, in December 2002. The higher growth rate in the percentage of sales to supernaturals was due to the continued growth of business with Whole Foods Market and the implementation of our primary distributor agreement with Wild Oats Markets during the third quarter of fiscal 2004. Fiscal 2004 sales growth to supernaturals for the nine months ended April 30, 2004 was approximately 23%. Sales to our largest customer, Whole Foods Market represented approximately 25% and 24% of net sales for the nine months ended April 30, 2004 and 2003, respectively. Our current distribution arrangement with Whole Foods Market expires on August 31, 2004. We are currently in discussions with Whole Foods Market to continue our relationship upon expiration of the existing agreement.

Gross Profit

Our gross profit increased approximately 17.8%, or $36.7 million, to $242.5 million for the nine months ended April 30, 2004 from $205.8 million for the nine months ended April 30, 2003. Our gross profit as a percentage of net sales was 19.8% and 20.3% for the nine months ended April 30, 2004 and 2003, respectively. The decrease in gross profit as a percentage of net sales in comparison to the nine months ended April 30, 2003 was due in part to lost discounts in the first two months of the first quarter of fiscal 2004 resulting from an accounts payable systems implementation, operational issues within certain regions of our produce division and an increase in the supernaturals business as part of our overall sales mix.

Operating Expenses

Operating expenses, excluding special items, increased approximately 15.5%, or $26.7 million, to $199.3 million for the nine months ended April 30, 2004 from $172.6 million for the nine months ended April 30, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to approximately 16.3% for the nine months ended April 30, 2004 from approximately 17.0% for the nine months ended April 30, 2003. The approximately $26.7 million increase in operating expenses for the nine months ended April 30, 2004 was due primarily to the inclusion of approximately two and a half months of operating expenses related to Blooming Prairie and five months of operating expenses related to Northeast Cooperative that were not included in fiscal 2003, along with increased operating expenses associated with the continued growth of our business. Operating expenses for the nine months ended April 30, 2004 included a special item of $1.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, which had staggered effective dates up to and including April 1, 2004. Operating expenses for the nine months ended April 30, 2003 included special items of $1.0 million related to the transition of Wild Oats Markets to a new primary distributor, consisting primarily of severance and expenses related to the transfer of private label inventory and costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating expenses, including special items, increased approximately 15.7%, or $27.3 million, to $200.8 million for the nine months ended April 30, 2004 from $173.5 million for the nine months ended April 30, 2003. As a percentage of sales, operating expenses, including special items, decreased to 16.4% for the nine months ended April 30, 2004 from 17.1% for the nine months ended April 30, 2003 as operating expenses grew at a slower rate than sales.

Operating Income

Operating income, excluding special items, increased $9.9 million to $43.2 million for the nine months ended April 30, 2004 from $33.3 million for the nine months ended April 30, 2003. As a percentage of sales, operating income, excluding special items, improved to 3.5% for the nine months ended April 30, 2004 up from operating income of 3.3% for the nine months ended April 30, 2003. Operating income for the nine months ended April 30, 2004 included a special item of $1.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets, which had staggered effective dates up to and including April 1, 2004. Operating income for the nine months ended April 30, 2003 included special items of $1.0 million related to the transition of Wild Oats Markets to a new primary distributor, consisting primarily of severance and expenses related to the transfer of private label inventory and costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center. Operating income, including special items, was $41.7 million for the nine months ended April 30, 2004 and $32.3 million for the nine months ended April 30, 2003. Operating income, including special items, as a percentage of sales, increased to 3.4% for the nine months ended April 30, 2004 compared to 3.2% for the nine months ended April 30, 2003.

Other Expense (Income)

Other expense, excluding special items, increased $0.4 million to $5.6 million for the nine months ended April 30, 2004 from $5.2 million for the nine months ended April 30, 2003. Interest expense for the nine months ended April 30, 2004 was $6.0 million compared to the $5.7 million for the nine months ended April 30, 2003. This increase in interest expense was primarily due to higher average debt levels following our acquisitions of Blooming Prairie and Northeast Cooperative in fiscal 2003 and our increase in inventory levels to support the growth in the business. Other expense (income) for the nine months ended April 30, 2004 and 2003 included special items of $0.7 million in income and $1.8 million in expense, respectively, related to the change in the fair value of financial instruments. Other expense (income), including special items, changed by $2.4 million resulting in income of $1.1 million for the nine months ended April 30, 2004 in comparison to expense of $1.3 million for the nine months ended April 30, 2003. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

Income Taxes

Our effective income tax rate was 39.0% and 39.6% for the nine months ended April 30, 2004 and 2003, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $5.9 million to $22.9 million, or $0.56 per diluted share, for the nine months ended April 30, 2004, compared to $17.0 million, or $0.43 per diluted share, for the nine months ended April 30, 2003. Net income, including special items, increased $7.1 million to $22.4 million, or $0.55 per diluted share, for the nine months ended April 30, 2004, compared to $15.3 million, or $0.39 per diluted share, for the nine months ended April 30, 2004.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

------------------------------------------------------ --------------- ------------- -------------
Nine months ended April 30, 2004                       Pretax income                 Per diluted
(in thousands, except per share data)                                  Net of tax       share
                                                       --------------- ------------- -------------

Income, excluding special items:                              $37,616      $22,946         $0.56
Special items - Income (Expense):
Wild Oats Markets, Inc. primary distributorship
transition related costs (included in operating
expenses)                                                    (1,561)          (952)        (0.02)
Interest rate swap agreements (change in fair value
of financial instruments)                                         704          429          0.01

------------------------------------------------------ --------------- ------------- -------------
Income, including special items:                              $36,759      $22,423         $0.55
====================================================== =============== ============= =============

------------------------------------------------------ --------------- ------------- -------------
Nine months ended April 30, 2003                       Pretax income   Net of tax    Per diluted
 (in thousands, except per share data)                                                  share
                                                       --------------- ------------- -------------

Income, excluding special items:                              $28,106       $16,965         $0.43
Special items - Income (Expense):
Interest rate swap agreements (change in fair value
of financial instruments)                                     (1,839)       (1,108)        (0.03)
Costs related to loss of major customer (included
in operating expenses)                                          (574)         (346)        (0.01)
Costs related to the expansion of our Chesterfield,
New Hampshire distribution center (included in
operating expenses)                                             (406)         (244)        (0.01)

------------------------------------------------------ --------------- ------------- -------------
Income, including special items:                              $25,287       $15,267        $0.39*
====================================================== =============== ============= =============

* Total reflects rounding

The non-cash items from the change in fair value on interest rate swap agreements were caused by favorable and unfavorable changes in interest rate yield curves during the nine months ended April 30, 2004 and 2003, respectively. The costs related to the transition of a major customer, Wild Oats Markets, to a new primary distributor during the nine months ended April 30, 2003 consisted primarily of severance and expenses related to the transfer of Wild Oats Markets' private label inventory. For the nine months ended April 30, 2004, the start-up and transition costs of the new Wild Oats Markets primary distributorship were for certain equipment rental and labor costs.

On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

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

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The new credit facility replaced an existing $150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 1.25%. The $250 million credit facility matures on March 31, 2008. This increased credit facility will support our working capital requirements in the ordinary course of business and provide capital to grow our business organically or through acquisitions. As of April 30, 2004, our borrowing base, based on accounts receivable and inventory levels, was $221.9 million, with remaining availability of $98.7 million. In April 2003, we executed an amendment to our previous loan and security agreement, which released and discharged real estate mortgages on certain real property. Additionally, in April 2003 we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with the aforementioned amendment. In December 2003, we amended this term loan agreement by increasing the principal amount by $10 million to $40 million, under the existing terms and conditions, to fund the expansion of our distribution centers in Iowa City, Iowa and Dayville, Connecticut. The $40 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. Proceeds received from the term loan were used to reduce the outstanding balance on our former $150 million credit facility on which interest accrued at the New York Prime Rate or LIBOR plus 1.50%. We continue to believe that our capital requirements for fiscal 2004 will be in the $24 to $28 million range, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. We believe that our future capital requirements will be similar to our anticipated fiscal 2004 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in major acquisitions are expected to be financed through either equity or long term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $8.0 million for the nine months ended April 30, 2004 and was the result of net income and the change in cash collected from customers net of cash paid to vendors, offset by a $45.3 million investment in inventory and a $5.4 payment to novate the "ineffective" swap agreements. The investment in inventory relates to increasing inventory levels to meet the needs of Wild Oats Markets and other organic growth as we implemented our primary distributor agreement with Wild Oats Markets during the third quarter, and supporting increased sales with wider product assortment, combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, and our acquisitions of Blooming Prairie and Northeast Cooperative. Days in inventory improved to 47 days at April 30, 2004 compared to 49 days at April 30, 2003. Days sales outstanding at April 30, 2004 improved to 22 days compared to 23 days at April 30, 2003. Net cash provided by operations was $29.6 million for the nine months ended April 30, 2003 and was also due to the change in cash collected from customers, net of cash paid to vendors, and partially offset by increased inventory levels of $6.6 million as a result of increased sales. Working capital increased by $29.6 million, or 46.0%, to $93.9 million at April 30, 2004 compared to working capital of $64.3 million at July 31, 2003.

Net cash used in investing activities was $18.8 million for the nine months ended April 30, 2004 and was due primarily to costs incurred in the expansion of our Iowa City, Iowa and Dayville, Connecticut facilities, compared to $58.9 million for the same period last year that was due primarily to the purchase of substantially all the assets of Blooming Prairie and Northeast Cooperative and the expansion of our Chesterfield, New Hampshire facility.

Net cash provided by financing activities was $32.0 million for the nine months ended April 30, 2004 due primarily to the $10.2 million in additional long-term debt and borrowings under our $250 million secured revolving credit facility, and proceeds from the exercise of stock options, partially offset by $3.3 million in repayments of our long-term debt. Net cash provided by financing activities was $23.0 million for the nine months ended April 30, 2003, due primarily to increased borrowings on our line of credit, offset by repayment of long-term debt of $1.3 million.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

We have determined that there are no recently issued accounting standards that are expected to have a material impact on our consolidated financial position or results of operations.

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

We depend heavily on our principal customer

      Our current distribution arrangement with our largest customer, Whole Foods Market, is effective through August 31, 2004. Whole Foods Market accounted for approximately 24% of our net sales during the quarters ended April 30, 2004 and 2003, and 25% and 24% for the nine months ended April 30, 2004 and 2003, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution from its own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. With the implementation of our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004, our sales to Whole Foods Markets as a percentage of our total net sales may decline over the next twelve months, and our sales to Wild Oats Markets may increase as a percentage of our total net sales over the next twelve months.

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

Union-organizing activities could cause labor relations difficulties

      As of April 30, 2004, we had approximately 3,765 full and part-time employees. An aggregate of approximately 398, or 11%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

      We have a secured revolving credit facility with available credit under it of $250 million at an interest rate of LIBOR plus 1.25% maturing on March 31, 2008. As of April 30, 2004, our borrowing base, based on accounts receivable and inventory levels, was $221.9 million with remaining availability of $98.7 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement to increase the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

--------------------------------------------------------------------------------
Exhibit No.       Description
--------------------------------------------------------------------------------
10.1              Amended and Restated Loan and Security Agreement, dated April
                  30, 2004, with Fleet Capital Corporation. Certain schedules, exhibits and similar attachments to this Agreement have not been filed with this exhibit. The Registrant agrees to furnish supplementally any omitted schedule, exhibit or similar
                  attachment to the Securities and Exchange Commission upon
                  request.
--------------------------------------------------------------------------------
31.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
                  CEO
--------------------------------------------------------------------------------
31.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -
                  CFO
--------------------------------------------------------------------------------
32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  CEO
--------------------------------------------------------------------------------
32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  CFO
--------------------------------------------------------------------------------

Reports on Form 8-K

March 2, 2004     The Company announced its financial results for the
                  fiscal quarter ended January 31, 2004.

March 19, 2004    The Company announced a two-for-one split of the Company's common stock.

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

                                    UNITED NATURAL FOODS, INC.


                                    /s/ Rick D. Puckett
                                    ------------------------------
                                        Rick D. Puckett
                                        Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated:  June 14, 2004