Form 10-K
period 2004-07-31
UNITED NATURAL FOODS INC
filed 2004-10-14
CIK 1020859

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0376157 (I.R.S. Employer Identification No.)
260 Lake Road Dayville, CT (Address of principal executive offices)	06241 (Zip Code)
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

        The aggregate market value of the common stock held by non-affiliates of the registrant was $730,758,381 based upon the closing price of the registrant's common stock on the Nasdaq Stock Market® on January 31, 2004. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 4, 2004 was 40,127,186.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 1, 2004 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K

PART I.

ITEM 1.    BUSINESS

Overview

        We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 35,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 18,000 customers, including independently owned natural products retailers, supernatural chains, which are comprised of small and large chains of natural foods supermarkets, and conventional supermarkets located across the United States. Our other distribution channels include food service, international and buying clubs. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. ("Whole Foods Market") for more than 10 years. During fiscal 2004, we also entered into and consummated a five year primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets"). We had previously served as primary distributor for Wild Oats Markets through August 2002.

        In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, the acquisition of or merger with natural products distributors and the expansion of our existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, Inc., we also own and operate 12 natural products retail stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports Company, Inc. ("Hershey"), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

        Since our formation we have completed a number of acquisitions of distributors and suppliers, including Hershey, Albert's Organics, Inc. ("Albert's"), and 11 retail stores, all of which have expanded our distribution network, product offerings and customer base. During fiscal 2003, we acquired both Blooming Prairie Cooperative and Northeast Cooperative. Our operations are comprised of three principal divisions:

  •
  our wholesale division, which includes our Eastern Region, Western Region and Albert's;

  •
  our retail division, which consists of 12 retail stores; and

  •
  our manufacturing division, which is comprised of Hershey.

Natural Products Industry

        Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the June 2004 issue of The Natural Foods Merchandiser, a leading trade publication for our industry, sales revenues for all types of natural products rose to $42.8 billion in 2003, an increase of approximately 8.1% over 2002. This increase in sales was driven primarily by growth in the following categories:

  •
  packaged fresh produce;

  •
  frozen and refrigerated meats, poultry and seafood;

  •
  bread and baked goods;

  •
  food supplements; and

  •
  dairy products.

        The fastest growing categories in organic products were personal care items, fresh meat and seafood, beer and wine, nutrition bars and pet products.

        According to Natural Foods Merchandiser, the continuing growth trend is driven by consumer desire for healthy, tasty and low-cost prepared food. More than half of American households represent "midlevel" organic customers, that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns continue to mount about health claims, food safety, irradiation and genetically modified organisms issues. The Natural Foods Merchandiser has also noted that 69% of natural products stores reported sales increases in 2003, while many other sectors of the economy continued to slump and unemployment increased.

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

  •
  invest in people, facilities, equipment and technology;

  •
  expand marketing and customer service programs across regions;

  •
  expand national purchasing opportunities;

  •
  consolidate systems applications among physical locations and regions;

  •
  integrate administrative and accounting functions; and

  •
  reduce geographic overlap between regions.

        We were the first organic food distribution network in the United States to earn certification by Quality Assurance International, Inc. ("QAI"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification comprises all of our distribution centers, except for our Iowa City, Iowa and Mounds View, Minnesota facilities, which are currently undergoing the certification process.

  Low Cost Distributor

        In addition to our volume purchasing opportunities, a critical component of our position as a low-cost provider is our management of warehouse and distribution costs. Our continued growth has created the need for expansion of existing facilities in order to achieve maximum operating efficiencies and to ensure that we possess adequate space for future needs. We completed the expansions of our Dayville, Connecticut and Iowa City, Iowa, distribution facilities in July 2004. As a result of these expansions, we now operate a 275,000 square foot facility in Iowa City, Iowa and a 353,000 square foot facility in Dayville, Connecticut. These expansions will allow us to increase our product diversity and to better serve customers in the Midwest and Northeast markets of our Eastern Region, while eliminating outside storage expenses. We expect the efficiencies created by expanding our Iowa City and Dayville facilities will take approximately nine months to fully manifest themselves in the form of lower expenses relative to sales. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Auburn, California, Chesterfield, New Hampshire, New Oxford, Pennsylvania and Vernon, California, the expansion and relocation of our facility in Atlanta, Georgia, and the addition of our Fontana, California distribution facility. Having completed the Iowa City and Dayville facilities' expansion, we have now added approximately 1,266,000 square feet to our distribution centers in the last 5 years, which represents a 92% increase in our distribution capacity.

  Customer Relationships

        We serve more than 18,000 customers across the United States and internationally. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. We have also been the primary supplier of natural and organic products to our industry's largest supernatural chain in the United States, Whole Foods Market, for more than ten years. Our current distribution arrangement with Whole Foods Market was extended through December 31, 2004 on July 28, 2004.

        Our average service level for fiscal 2004 was approximately 97%, which we believe is the highest in our industry. Service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers' "out of stocks." We believe that our high service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

        We carry more than 35,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items.

  Experienced Management Team and Employees with Significant Equity Stake

        Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 13 acquisitions of distributors and suppliers and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust, beneficially own in the aggregate approximately 8.6% of our Common Stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

Competition

        Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) ("Tree of Life"). In addition to its natural and organic products, Tree of Life also distributes specialty food products, thereby diversifying its product offerings, and markets its own private label program. Tree of Life has also earned QAI certification and has a European presence. We also compete with over 250 smaller regional and local distributors of ethnic, kosher, gourmet and other specialty foods, including Kehe Food Distributors, Inc. and Nature's Best, Inc., that focus on niche or regional markets. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities.

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

  Expand Customer Base

        We have expanded our number of customers served to more than 18,000 as of July 31, 2004. We plan to continue to expand our coverage of the highly fragmented natural products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

  Increase Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base. We intend to continue to seek to become the primary supplier for a majority of our customers by offering the broadest product offerings in our industry at the most competitive prices. Since 1993, we have expanded our product offerings from approximately 14,000 to more than 35,000 individual products as of July 31, 2004. Additionally, we have launched a number of private label programs that present to us and our customers higher margins than many of our existing product offerings.

  Continue to Expand and Penetrate into new Regions of Distribution

        As discussed under "Competitive Advantages," we have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities. We will continue to selectively evaluate opportunities to build new facilities or to acquire distributors to fulfill existing markets and expand into new markets.

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

  Continue to Provide the Leading Distribution Solution

        Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and thematic flyer programs, in-store signage and assistance in product display. We believe that our high service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. In 2002, we announced a strategic alliance with Living Naturally, the leading provider of marketing promotion and electronic ordering systems to the natural products industry. We provide our customers access to Living Naturally's suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

Products

        Our extensive selection of high-quality natural products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 35,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our private label products address certain preferences of customers, which are not otherwise being met by other suppliers.

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

Suppliers

        We purchase our products from approximately 5,000 suppliers. The majority of our suppliers are based in the United States, but we source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural products suppliers seek distribution of their products through us is because we provide access to a large and growing customer base, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 7.6% of our total purchases in fiscal 2004. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases. Generally, our purchases are made from the supplier's national price list at prices consistent with those paid by other customers. However, in other instances, we negotiate agreements with suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. The length of these agreements may vary. Furthermore, many of our agreements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. We have commodity contracts with certain suppliers to purchase bulk items such as dried fruits, nuts, peas and beans. Our outstanding commitments for the purchase of inventory were approximately $13.8 million as of July 31, 2004.

        We believe we are well positioned to respond to regional and local customer preferences for natural products by decentralizing the majority of our purchasing decisions for all products except bulk commodities. We believe that regional buyers are better suited to identify and to respond to local demands and preferences. Although each of our regions is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in companywide purchasing programs that enable us to take advantage of our consolidated purchasing power. For example, we have positioned ourselves as the largest purchaser of organically grown bulk products in the natural products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. In addition, we have implemented a number of national consumer flyer programs, which have resulted in incremental sales growth for our customers and ourselves.

        Our purchasing staff works closely with suppliers to provide new and existing products. The suppliers assist in training our customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

        We maintain a comprehensive quality assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. In 2003, we became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification comprises all of our distribution centers, except for our Iowa City, Iowa and Mounds View, Minnesota facilities, which are currently undergoing the certification process.

Customers

        We market our products to more than 18,000 customers across the United States and internationally. We maintain long-standing customer relationships with independently owned natural products retailers and supernatural chains, and have continued to emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for the fiscal year ended July 31, 2004 were the following:

  •
  leading supernatural chains, including Whole Foods Market, Inc. (including Harry's Farmers Market and Fresh & Wild), Wild Oats Markets, Inc., Wild Harvest, Earth Fare and Haggen, Inc.; and

  •
  conventional supermarket chains, including Wegman's, Stop and Shop, Shaw's, Star Market, Quality Food Centers, Hannaford, Pathmark, Bashas', Rainbow, Lowe's and Publix.

        Whole Foods Market accounted for approximately 26% and 24% of our net sales in fiscal 2004 and 2003, respectively. Our distribution agreement with Whole Foods Market has been extended through December 31, 2004. This agreement provides discounts to Whole Foods Market based on volume. We believe that we are the primary distributor of natural and organic products to the majority of Whole Foods Market's stores. No other customer accounted for more than 10% of our net sales in fiscal 2004 and 2003. The following table lists the percentage of sales by customer type for the fiscal years ended July 31, 2004 and 2003:

	Percentage of Net Sales
Customer type
	2004	2003
Independently owned natural products retailers	44%	46%
Supernatural chains	37%	34%
Conventional supermarkets	14%	14%
Other	5%	6%

        The shift to supernatural chains sales from independently owned natural products retailers was the result of the implementation of the primary distribution agreement with Wild Oats Markets in the second half of fiscal 2004.

Marketing

        We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

        We offer multiple monthly regional specific consumer flyer programs featuring the logo and address of the participating retailer imprinted on a flyer advertising approximately 200 sale items, which are sold by the retailer to its customers. The four-color flyers are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each flyer generally includes detailed information on selected suppliers, recipes, and product features.. The monthly flyer programs are structured to pass through to the retailer the benefit our negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month's promotions.

        In addition, we have increased the number of national marketing programs we offer in order to maximize our national leverage and utilize our internal marketing resources. New programs, such as our key vendor partnership program, which helps build incremental, mutually profitable sales for vendors and ourselves, foster a sense of partnership. Other retailer initiative programs, such as our coupon booklet, allow us to explore new marketing avenues outside of our current practice.

        We are in tune with the latest trends in the industry, and in addition, we conduct focus group sessions with certain key retailers so that we can ascertain their needs in order to better service them. We also

  •
  offer in-store signage and promotional materials, including shopping bags and end-cap displays.

  •
  provide assistance with planning and setting up product displays.

  •
  provide assistance with store layout designs.

  •
  provide product data information such as best seller lists, store usage reports and easy to use product catalogs.

  •
  maintain a website domain for retailers to access various individual retailer specific reports and product information.

Distribution

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs compared to competitors that seek to service their customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors because our national presence allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Many of our competitors must employ outside consolidation services and pay higher carrier transportation fees to move products from other regions. Additionally, we can redistribute overstocks and inventory imbalances at one distribution center to another distribution center to ensure products are sold prior to their expiration date, thereby more appropriately balancing inventories.

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

  •
  expand the number of high-growth, high-margin product categories such as produce and prepared foods within these stores; and

  •
  keep current with the demands of the retail marketplace which enables us to better serve our wholesale customers.

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

Employees

        As of July 31, 2004, we had approximately 3,900 full and part-time employees. An aggregate of approximately 400 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employee are good.

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

        The Company has adopted a code of conduct and ethics for senior financial officers pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our code of conduct and ethics is available free of charge by writing to United Natural Foods, Inc., 260 Lake Road, Dayville, CT 06241, Attn: Investor Relations.

ITEM 2.    PROPERTIES

        We maintained fifteen distribution centers at fiscal year end. These facilities consisted of an aggregate of approximately 2.6 million square feet of space, which represent the largest capacity of any distributor in the natural products industry.

        Set forth below for each of our distribution facilities is its location, its current size (in square feet) and the date when our lease will expire for those distribution facilities that we do not own.

Location	Size	Lease Expiration
	(Square feet)
Atlanta, Georgia	327,500	Owned
Auburn, California	249,800	Owned
Auburn, Washington	204,700	March 2009
Aurora, Colorado	207,400	July 2013
Bridgeport, New Jersey	35,700	Owned
Chesterfield, New Hampshire	319,000	Owned
Dayville, Connecticut	352,900	Owned
Fontana, California	220,200	November 2011
Iowa City, Iowa	274,800	Owned
Kealakekua, Hawaii	16,300	December 2006
Mounds View, Minnesota	102,400	May 2007
New Oxford, Pennsylvania	271,200	Owned
Vernon, California	34,500	Owned
White Springs, Florida	13,800	July 2005
Winter Haven, Florida	13,500	October 2005

Total	2,643,700

        We rent facilities to operate twelve retail stores along the east coast with various lease expiration dates with 107,400 aggregate square feet. We also rent a 110,100 square foot processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2007.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2004.

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of October 1, 2004 are listed below:

Name	Age	Position
Steven H. Townsend	51	Chief Executive Officer, President and Chair of the Board
Richard Antonelli	47	President of United Distribution and Director
Rick D. Puckett	51	Vice President, Chief Financial Officer, and Treasurer
Daniel V. Atwood	46	Senior Vice President of Marketing and Secretary
Di Ann Sanchez	43	Vice President of Human Resources
Michael Beaudry	40	Vice President of Distribution

        Steven H. Townsend has served as Chair of the Board of Directors since December 2003, as our Chief Executive Officer since January 2003 and as our President since April 2001. Mr. Townsend has served as a member of the Board of Directors since December 2000. He also served on the Board of

Directors of our predecessor company, Cornucopia Natural Foods, Inc., from August 1988 until October 1996, as its Vice President of Finance and Administration from July 1983 until May 1995, and as its Chief Financial Officer from June 1995 until December 1997. Mr. Townsend was self-employed as a real estate developer from January 1998 to November 1999.

        Richard Antonelli has served as a member of the Board of Directors since December 2003 and as President of United Distribution since October 2004. Mr. Antonelli served as President of our Western Region from January 2004 to October 2004 and as President of our Eastern Region from September 2002 to December 2003. Mr. Antonelli served as president of Fairfield Farm Kitchens, a Massachusetts-based custom food manufacturer from August 2001 until August 2002. Mr. Antonelli served as Director of Sales for United Natural Foods, and its predecessor company, from 1985 until July 2001.

        Rick D. Puckett has served as our Vice President, Chief Financial Officer and Treasurer since January 2003. Mr. Puckett served in various executive positions at the Suntory Water Group, Inc. from December 1998 until December 2002, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning.

        Daniel V. Atwood has served as our Senior Vice President of Marketing since October 2002 and as our Secretary since January 1998. Mr. Atwood served as our National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October 1996 and served on our Board of Directors from November 1996 until December 1997. Mr. Atwood served as President of our Natural Retail Group from August 1995 until March 2001.

        Di Ann Sanchez has served as our Vice President of Human Resources since October 2003. Ms. Sanchez served as Human Resources Consultant at Resources Connection, Inc. from January 2003 to October 2003. Ms. Sanchez served as Vice President of Diversity and Talent Management at American Airlines, a division of AMR Corporation, from August 2001 to November 2002. Ms. Sanchez has also held executive Human Resources positions with Boeing Commercial Airplane Group from August 2000 to August 2001, and Delta Technology, a subsidiary of Delta Airlines, from August 1998 to August 2000.

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

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on the Nasdaq Stock Market® under the symbol "UNFI." Our Common Stock began trading on the Nasdaq Stock Market® on November 1, 1996. The following table sets forth, for the periods indicated, the high and low sale prices per share of our Common Stock on the Nasdaq Stock Market®, and has been adjusted to reflect our two-for-one stock split, effective April 20, 2004:

	High	Low
Fiscal 2003
First Quarter	$12.495	$8.920
Second Quarter	13.160	10.200
Third Quarter	14.695	10.340
Fourth Quarter	15.610	12.370
Fiscal 2004
First Quarter	$19.780	$13.655
Second Quarter	20.715	16.920
Third Quarter	26.800	19.505
Fourth Quarter	29.660	21.500
Fiscal 2005
First Quarter (through October 4, 2004)	$29.150	$18.900

        On October 4, 2004, we had 79 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal years ended July 31, 2004, 2003, 2002, 2001, and 2000, and under the caption Consolidated Balance Sheet Data at July 31, 2004, 2003, 2002, 2001, and 2000, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. Certain prior year amounts have been reclassified to conform to current year presentation. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split, effective April 20, 2004.

Consolidated Statement of Income Data:

	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Net sales	$1,669,952	$1,379,893	$1,175,393	$1,016,834	$908,688
Cost of sales	1,339,496	1,099,704	934,238	808,462	727,358

Gross profit	330,456	280,189	241,155	208,372	181,330
Operating expenses	270,666	236,784	200,586	176,903	173,988
Restructuring and asset impairment charges	—	2,126	424	801	2,420
Amortization of intangibles	1,306	463	180	1,036	1,070

Total operating expenses	271,972	239,373	201,190	178,740	177,478

Operating income	58,484	40,816	39,965	29,632	3,852
Other expense (income):
Interest expense	7,265	7,795	7,233	6,939	6,412
Other, net	(1,217)	(386)	4,050	429	(527)

Total other expense	6,048	7,409	11,283	7,368	5,885

Income (loss) before income taxes	52,436	33,407	28,682	22,264	(2,033)
Income taxes (benefit)	20,450	13,187	11,473	8,906	(802)

Net income (loss)	$31,986	$20,220	$17,209	$13,358	$(1,231)

Per share data—Basic:
Net income (loss)	$0.81	$0.53	$0.45	$0.36	$(0.03)
Weighted average basic shares of common stock	39,471	38,471	37,865	36,963	36,527
Per share data—Diluted:
Net income (loss) per share	$0.78	$0.51	$0.45	$0.35	$(0.03)
Weighted average diluted shares of common stock	41,025	39,454	38,667	37,636	36,527

Consolidated Balance Sheet Data:

	2004	2003	2002	2001	2000
	(In thousands)
Working capital	$109,225	$64,299	$51,697	$53,351	$65,812
Total assets	508,767	430,099	354,457	300,444	270,234
Total long term debt and capital leases	44,115	39,119	8,672	9,289	28,529
Total stockholders' equity	234,929	187,563	160,387	135,943	117,954

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

        We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, the acquisition of or merger with natural products distributors and the expansion of our existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, Inc., we also own and operate 12 retail natural products stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports Company, Inc. ("Hershey"), specializes in the international trading, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

  •
  our wholesale division, which includes our Eastern Region, Western Region and Albert's;

  •
  our retail division, which consists of our retail stores; and

  •
  our manufacturing division, which is comprised of Hershey.

        In order to maintain our market leadership and improve our operating efficiencies, we are continually:

  •
  increasing our investment in our people, facilities, equipment and technology;

  •
  expanding marketing and customer service programs across our regions;

  •
  expanding national purchasing opportunities;

  •
  consolidating systems applications among physical locations and regions;

  •
  integrating administrative and accounting functions; and

  •
  reducing geographic overlap between regions.

        In addition, our continued growth has created the need for expansion of existing facilities in order to achieve maximum operating efficiencies and to ensure that we possess adequate space for future needs. We completed the expansions of our Dayville, Connecticut and Iowa City, Iowa distribution facilities in July 2004. As a result of these expansions, we now operate a 275,000 square foot facility in Iowa City, Iowa and a 353,000 square foot facility in Dayville, Connecticut. These expansions will allow us to increase our product diversity and to better serve customers in the Midwest and Northeast markets of our Eastern Region, while eliminating outside storage expenses. We expect the efficiencies created by expanding our Iowa City and Dayville facilities will take approximately nine months to fully manifest themselves in the form of lower expenses relative to sales. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansion of our facilities located in Auburn, California, Chesterfield, New Hampshire, New Oxford, Pennsylvania and Vernon, California, the expansion and relocation of our facility in Atlanta, Georgia, and the addition of our Fontana, California distribution facility. Having completed the Iowa City and Dayville facilities' expansion, we have now added approximately 1,266,000 square feet to our distribution centers in the last 5 years, which represents a 92% increase in our distribution capacity.

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

Critical Accounting Policies

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserve for the self-insured portion of our workers' compensation, health insurance and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $106.2 million and $90.1 million, net of the allowance for doubtful accounts of $5.6 million and $5.1 million, as of July 31, 2004 and 2003, respectively. Our notes receivable balances were $2.4 million and $1.8 million, net of the allowance of doubtful accounts of $4.2 million and $2.8 million, as of July 31, 2004 and 2003, respectively.

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

  Valuation of goodwill and intangible assets

        SFAS No. 142, "Goodwill and Other Intangible Assets" requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. As of July 31, 2004, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 31, 2004 and 2003 was $57.2 million and $57.4 million, respectively.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year Ended July 31,
	GAAP basis			Excluding Special Items
	2004	2003	2002	2004	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2%	79.7%	79.5%	80.2%	79.6%	79.5%

Gross profit	19.8%	20.3%	20.5%	19.8%	20.4%	20.5%

Operating expenses	16.2%	17.2%	17.1%	16.1%	17.1%	16.9%
Restructuring and asset impairment charges	0.0%	0.1%	0.0%	—	—	—
Amortization of intangibles	0.1%	0.0%	0.0%	0.1%	0.0%	0.0%

Total operating expenses	16.3%	17.3%	17.1%	16.2%	17.1%	16.9%

Operating income	3.5%	3.0%	3.4%	3.6%	3.3%	3.6%

Other expense (income):
Interest expense	0.4%	0.6%	0.6%	0.4%	0.6%	0.6%
Change in value of financial instruments	0.0%	0.1%	0.4%	—	—	—
Other, net	0.0%	-0.1%	0.0%	0.0%	-0.1%	0.0%

Total other expense	0.4%	0.6%	1.0%	0.4%	0.5%	0.6%

Income before income taxes	3.1%	2.4%	2.4%	3.2%	2.8%	3.0%
Income taxes	1.2%	1.0%	1.0%	1.2%	1.1%	1.2%

Net income	1.9%	1.5%*	1.5%*	1.9%*	1.7%	1.8%

*
Total reflects rounding

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

  Net Sales

        Our net sales increased approximately 21.0%, or $290.1 million, to $1.67 billion for the year ended July 31, 2004 from $1.38 billion for the year ended July 31, 2003. This increase was due to our organic growth and the implementation of our primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets") during the third quarter of fiscal 2004. Growth in the independently owned natural products retailers and mass market distribution channels was approximately 14.5% and 25.9%, respectively, compared to the same period in the prior year. Growth in the supernaturals distribution channel was approximately 30.5% compared to the same period in the prior year. Fiscal 2004 sales growth excluding the effect of sales to Wild Oats Markets was 13.4%. Sales to our largest customer, Whole Foods Market represented approximately 26% of net sales for the year ended July 31, 2004. Whole Foods Market represented approximately 24% of net sales for the year ended July 31, 2003. Our current distribution arrangement with Whole Foods Market was extended through December 31,

2004 on July 28, 2004. We are currently in discussions with Whole Foods Market to continue our relationship upon expiration of the existing agreement.

  Gross Profit

        Our gross profit increased approximately 17.9%, or $50.3 million, to $330.5 million for the year ended July 31, 2004 from $280.2 million for the year ended July 31, 2003. Our gross profit as a percentage of net sales was 19.8% and 20.3% for the years ended July 31, 2004 and 2003, respectively. This decrease in gross profit as a percentage of net sales was primarily the result of the change in our sales mix to supernaturals, as we implemented our primary distribution agreement with Wild Oats Markets during the second half of fiscal 2004.

  Operating Expenses

        Our total operating expenses, excluding special items, increased approximately 14.7%, or $34.7 million, to $270.4 million for the year ended July 31, 2004 from $235.7 million for the year ended July 31, 2003. Our total operating expenses, including special items, increased approximately 13.6%, or $32.6 million, to $272.0 million for the year ended July 31, 2004 from $239.4 million for the year ended July 31, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to 16.2% for the year ended July 31, 2004 from 17.1% for the year ended July 31, 2003. As a percentage of net sales, operating expenses, including special items, decreased from 17.3% for the year ended July 31, 2003 to 16.3% for the year ended July 31, 2004. Special items are discussed below.

        The increase in operating expenses was due primarily to an increase in our infrastructure to support our continued growth. Operating expenses for the year ended July 31, 2004 included $1.5 million in special items related to start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. The primary drivers of the increase in operating expenses were compensation and benefit expenses due to the increase in headcount. Transportation, fuel expense and utilities costs continued to be incurred at levels consistent with the prior year as a percentage of sales. Operating expenses for the year ended July 31, 2003 included special items of $1.4 million related to a goodwill impairment charge to our Hershey subsidiary, $1.0 million in costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center, $0.8 million in restructuring and asset impairment charges and $0.5 million in costs related to the loss of a major customer. We may incur additional special items as we increase our warehouse capacity.

  Operating Income

        Operating income, excluding the special items discussed below, increased approximately 31.7%, or $14.5 million, to $60.0 million for the year ended July 31, 2004 from $45.6 million for the year ended July 31, 2003. As a percentage of sales, operating income, excluding special items, increased to 3.6% for the year ended July 31, 2004 compared to 3.3% for the year ended July 31, 2003. Operating income, including special items, increased approximately 43.3%, or $17.7 million, to $58.5 million, or 3.5% of sales, for the year ended July 31, 2004 from $40.8 million, or 3.0% of sales, for the year ended July 31, 2003.

  Other Expense/(Income)

        Other expense (income), excluding the change in fair value of financial instruments, decreased $0.1 million to $6.8 million for the year ended July 31, 2004 from $6.9 million for the year ended July 31, 2003. This decrease was the result of a $0.5 million decrease in interest expense partially offset by a $0.4 million decrease in other income. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher debt levels in fiscal 2004 as a result of our acquisitions of Blooming Prairie and Northeast Cooperative in fiscal 2003 and an increase in inventory levels to support the growth in our business.

        Other expense (income), including the change in fair value of financial instruments, decreased 18.4% or $1.4 million to $6.0 million for the year ended July 31, 2004 from $7.4 million for the year ended July 31, 2003. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. On December 29, 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

  Income Taxes

        Our effective income tax rate was 39.0% and 39.5% for the years ended July 31, 2004 and 2003, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

  Net Income

        As a result of the foregoing, net income, excluding special items, increased approximately 39.0%, or $9.1 million, to $32.5 million, or $0.79 per diluted share, for the year ended July 31, 2004, compared to $23.4 million, or $0.59 per diluted share, for the year ended July 31, 2003. Net income, including special items, increased approximately 58.2%, or $11.8 million, to $32.0 million, or $0.78 per diluted share, for the year ended July 31, 2004 compared to $20.2 million, or $0.51 per diluted share, for the year ended July 31, 2003. We expect earnings per diluted share in the range of $0.93 to $0.97 for fiscal 2005, excluding any potential special items.

  Special Items

        Special items for the year ended July 31, 2004 included: (i) the start-up and transition costs of the new Wild Oats Markets primary distributorship consisting of certain equipment rental and labor costs and (ii) the non-cash items from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. Special items for the year ended July 31, 2003 included: (i) a goodwill impairment charge, inventory write down and restructuring and asset impairment charges related to our subsidiary, Hershey, (ii) moving and other costs related to the expansion of our Chesterfield, New Hampshire distribution facility, (iii) costs related to the loss of a major customer and (iv) a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves.

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

        We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were "ineffective" hedges as a result of the options held by the counter parties that could have extended the original term of the interest rate swap agreements. Applicable accounting treatment required that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "other comprehensive income" in our statement of stockholders' equity. The changes in fair value were dependent upon the forward looking yield curves for each swap. The May 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and

August 2001 agreements are special items that are excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for fiscal 2004 that increased our diluted earnings per share by $0.01, and in fiscal 2003 we recorded a negative change in fair value that decreased our diluted earnings per share by $0.01. If we were prohibited from excluding this item as a special item, it would artificially inflate/decrease our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

        The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

	Year Ended July 31, 2004
	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$53,293	$32,509	$0.79
Special items—Income (Expense):
Wild Oats Markets, Inc. primary distributorship transition related costs (included in operating expenses)	(1,561)	(952)	(0.02)
Interest rate swap and related option agreements (change in fair value of financial instruments)	704	429	0.01

Net income, including special items:	$52,436	$31,986	$0.78

	Year Ended July 31, 2003
	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$38,655	$23,395	$0.59
Special items—Income (Expense):
Goodwill impairment charge	(1,353)	(819)	(0.02)
Inventory write down (cost of goods sold)	(1,104)	(668)	(0.02)
Moving and other costs (included in operating expenses)	(1,004)	(607)	(0.02)
Restructuring and asset impairment charges	(773)	(467)	(0.01)
Costs related to loss of major customer (included in operating expenses)	(530)	(321)	(0.01)
Interest rate swap and related option agreements (change in value of financial instruments)	(484)	(293)	(0.01)

Net income, including special items:	$33,407	$20,220	$0.51 *

*
Totals reflect rounding

        All non-GAAP numbers have been adjusted to exclude special items. A reconciliation of specific adjustments to GAAP results for the year ended July 31, 2004 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under "Use of Non-GAAP Results" below.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

  Net Sales

        Our net sales increased approximately 17.4%, or $204.5 million, to $1.38 billion for the year ended July 31, 2003 from $1.18 billion for the year ended July 31, 2002. The increase was primarily due to the effects of the acquired businesses, resulting in growth in the independently owned natural products retailers and mass market distribution channels of approximately 28% and 9%, respectively. We acquired Blooming Prairie, a distributor of natural foods and products in the Midwest region of the United States, in October 2002, and Northeast Cooperative, another natural food distributor, in December 2002. The decline in the percentage of sales to supernaturals over the prior year was the result of the expiration of our contract as primary distributor to Wild Oats Markets in August 2002. However, we continued to distribute to Wild Oats Markets in fiscal 2003 as a secondary supplier, and generated revenue from such distribution of approximately $30 million. Fiscal 2003 sales growth including acquisitions, but excluding the effect of sales to Wild Oats, was 32.5%. Sales to our largest customer, Whole Foods Market represented approximately 24% of net sales for the year ended July 31, 2003. Whole Foods Market and Wild Oats Markets represented approximately 19% and 14%, respectively, of net sales for the year ended July 31, 2002.

  Gross Profit

        Our gross profit increased approximately 16.2%, or $39.0 million, to $280.2 million for the year ended July 31, 2003 from $241.2 million for the year ended July 31, 2002. Our gross profit as a percentage of net sales was 20.3% and 20.5% for the years ended July 31, 2003 and 2002, respectively.

  Operating Expenses

        Our total operating expenses, excluding special items, increased approximately 18.6%, or $36.9 million, to $235.7 million for the year ended July 31, 2003 from $198.8 million for the year ended July 31, 2002. Our total operating expenses, including special items, increased approximately 19.0%, or $38.2 million, to $239.4 million for the year ended July 31, 2003 from $201.2 million for the year ended July 31, 2002. As a percentage of net sales, operating expenses, excluding special items, increased to 17.1% for the year ended July 31, 2003 from 16.9% for the year ended July 31, 2002. As a percentage of net sales, operating expenses, including special items, increased from 17.1% for the year ended July 31, 2002 to 17.3% for the year ended July 31, 2003. Special items are discussed below. The increase in operating expenses was due primarily to the effect of the acquired businesses and lower productivity caused by the transition of the Wild Oats Markets business. Transportation, warehouse labor, and utilities costs continued to be incurred at levels consistent with the prior year as a percentage of sales. Fuel expense, as a percentage of sales, increased approximately 6 basis points compared to the prior year, due primarily to the marked increase in average diesel prices during the year. The operating expense figures reflect the impact of the adoption of the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which requires the reclassification of advertising income to cost of goods sold from operating expenses. These changes reduced cost of sales and also increased operating expenses by $11.4 million and $10.5 million in fiscal 2003 and 2002, respectively. This accounting change had no impact on reported operating income, net income or earnings per share.

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

  Net Income

        As a result of the foregoing, net income, excluding special items, increased approximately 10.1%, or $2.2 million, to $23.4 million, or $0.59 per diluted share, for the year ended July 31, 2003, compared to $21.2 million, or $0.55 per diluted share, for the year ended July 31, 2002. Net income, including special items, increased approximately 17.5%, or $3.0 million, to $20.2 million, or $0.51 per diluted share, for the year ended July 31, 2003 compared to $17.2 million, or $0.45 per diluted share, for the year ended July 31, 2002.

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

        The following table details the amounts and effects of these items:

	Year Ended July 31, 2003
	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$38,655	$23,395	$0.59
Special items—Income (Expense):
Goodwill impairment charge	(1,353)	(819)	(0.02)
Inventory write down (included in cost of goods sold)	(1,104)	(668)	(0.02)
Moving and other costs (included in operating expenses)	(1,004)	(607)	(0.02)
Restructuring and asset impairment charges	(773)	(467)	(0.01)
Costs related to loss of major customer (included in operating expenses)	(530)	(321)	(0.01)
Interest rate swap agreements (change in value of financial instruments)	(484)	(293)	(0.01)

Net income, including special items:	$33,407	$20,220	$0.51 *

*
Total reflects rounding

	Year Ended July 31, 2002
	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$35,409	$21,245	$0.55
Special items—Income (Expense):
Change in value of financial instruments	4,331	2,599	0.07
Relocation and startup costs (included in operating expenses)	1,972	1,183	0.03
Asset impairment charges	424	254	0.01

Net income, including special items:	$28,682	$17,209	$0.45	*

*
Total reflects rounding

        All non-GAAP numbers have been adjusted to exclude special items. A reconciliation of specific adjustments to GAAP results for the year ended July 31, 2003 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under "Use of Non-GAAP Results" below.

Liquidity and Capital Resources

        We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The new credit facility replaced an existing

$150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 1.25%. The $250 million credit facility matures on March 31, 2008. This increased credit facility will support our working capital requirements in the ordinary course of business and provide capital to grow our business organically or through acquisitions. As of July 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $215.9 million, with remaining availability of $100.9 million. Additionally, in April 2003 we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with the aforementioned amendment. In December 2003, we amended this term loan agreement by increasing the principal amount by $10 million to $40 million, under the existing terms and conditions, to fund the expansion of our distribution centers in Iowa City, Iowa and Dayville, Connecticut. The $40 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. Proceeds received from the term loan were used to reduce the outstanding balance on our former $150 million credit facility on which interest accrued at the New York Prime Rate or LIBOR plus 1.50%.

        We believe that our capital requirements for fiscal 2005 will be in the $35 to $38 million range, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both new facilities and technology that will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be similar to our anticipated fiscal 2005 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $9.0 million for the year ended July 31, 2004 and was the result of our strong operating results and increases in payables, partially offset by investments in inventory and increased receivable levels due to our increased sales. The increase in inventory levels relates to supporting increased sales with wider product assortment combined with our ability to capture purchasing efficiency opportunities in excess of total carrying costs, as well as the our implementation of our primary distribution agreement with Wild Oats Markets. Days in inventory increased slightly to 51 days at July 31, 2004 compared to 50 days at July 31, 2003. Days sales outstanding was 24 days at both July 31, 2004 and 2003. Net cash provided by operations was $31.9 million for the year ended July 31, 2003 and was due to cash collected from customers net of cash paid to vendors, partially offset by investments in inventory. Working capital at July 31, 2004 was $109.2 million.

        Net cash used in investing activities was $23.6 million for the year ended July 31, 2004 and was due primarily to the expansion of our Dayville, Connecticut and Iowa City, Iowa distribution facilities, compared to $63.5 million of net cash used for the same period last year that was due primarily to the purchase of substantially all the assets of Blooming Prairie Cooperative, the merger with privately held Northeast Cooperative, and the expansion of our Chesterfield, New Hampshire facility.

        Net cash provided by financing activities was $24.6 million for the year ended July 31, 2004 due to net borrowings under our revolving credit facility, proceeds received from the issuance of long-term debt, and proceeds received from the exercise of stock options, partially offset by repayments on long-term debt. Net cash provided by financing activities was $24.1 million for the year ended July 31, 2003 due to proceeds from the issuance of a $30 million term loan agreement and proceeds from the exercise of stock options, partially offset by repayments of long-term debt and repayments on our $150 million secured revolving credit facility.

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

        In May 2003, we entered into an additional interest rate swap agreement. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. LIBOR was 1.50% as of July 31, 2004. The swap agreement qualifies as an "effective" hedge under SFAS No. 133.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of July 31, 2004:

	Payments Due by Period
	Total	Less than One Year	1 - 3 Years	4 - 5 Years	Thereafter
	(in thousands)
Notes payable	$107,004	$107,004	$—	$—	$—
Long-term debt	48,744	4,766	11,596	6,077	26,305
Capital lease obligations	591	454	137	—	—
Long-term non-capitalized leases	56,681	13,495	19,837	12,087	11,262

Total	$213,020	$125,719	$31,570	$18,164	$37,567

        The notes payable, long-term debt and capital lease obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

        Outstanding commitments as of July 31, 2004 for the purchase of inventory were approximately $13.8 million. We had outstanding letters of credit of approximately $8.2 million at July 31, 2004.

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

Recently Issued Financial Accounting Standards

        We have determined that there are no recently issued accounting standards that are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

  •
  maintaining the customer base;

  •
  the optimization of delivery routes;

  •
  coordination of administrative, distribution and finance functions; and

  •
  the integration of management information systems and personnel.

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

  We depend heavily on our principal customer

        Our current distribution arrangement with our largest customer, Whole Foods Market, was in effect through August 31, 2004. On July 28, 2004, we announced that our current distribution agreement with Whole Foods Markets had been extended through December 31, 2004, under the same terms as the existing agreement. Whole Foods Market accounted for approximately 26% and 24% of our net sales during the fiscal years ended July 31, 2004 and 2003, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market including from increased distribution to its own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. With the implementation of our primary distribution agreement with Wild Oats Markets during the second half of fiscal 2004, our sales to Whole Foods Markets as a percentage of our total sales may decline over the next twelve months, and our sales to Wild Oats Markets may increase as a percentage of our total net sales over the next twelve months.

  Our profit margins may decrease due to consolidation in the grocery industry

        The grocery distribution industry generally is characterized by relatively high volume with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from both ends of the supply chain.

  Our operations are sensitive to economic downturns

        The grocery industry is also sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

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

  We are dependent on a number of key executives

        Management of our business is substantially dependent upon the services of Richard Antonelli, President of United Distribution, Daniel V. Atwood, Senior Vice President of Marketing and Secretary, Rick D. Puckett, Chief Financial Officer and Treasurer, Steven H. Townsend, Chairman, President and Chief Executive Officer, and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

  Our operating results are subject to significant fluctuations

        Our net sales and operating results may vary significantly from period to period due to:

  •
  demand for natural products;

  •
  changes in our operating expenses, including in fuel and insurance;

  •
  management's ability to execute our business and growth strategies;

  •
  changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues;

  •
  fluctuation of natural product prices due to competitive pressures;

  •
  personnel changes;

  •
  supply shortages;

  •
  general economic conditions;

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

  Union-organizing activities could cause labor relations difficulties

        As of July 31, 2004, we had approximately 3,900 full and part-time employees. An aggregate of approximately 400, or 10%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

  Access to capital and the cost of that capital

        We have a secured revolving credit facility with available credit under it of $250 million at an interest rate of LIBOR plus 1.25% maturing on March 31, 2008. As of July 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $215.9 million, with remaining availability of $100.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

        Beginning in 1998, we began managing portions of our debt portfolio by using interest rate swaps to achieve a desired mix of fixed rates. At July 31, 2004, we had one interest rate swap relating to our $40 million term loan agreement. We account for our interest rate swap agreement entered into during May 2003 ("2003 swap") using hedge accounting treatment as the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The 2003 swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $37.3 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. Under this method of accounting, at July 31, 2004 and 2003, we recorded a $0.4 million asset representing gross unrealized gains on this derivative, and a corresponding credit to accumulated other comprehensive income in the statement of stockholders' equity. We do not enter into derivative agreements for trading purposes.

        At July 31, 2004, the Company has long-term floating rate debt of $40.9 million and long-term fixed rate debt of $7.9 million, representing 84% and 16%, respectively, of total debt. At July 31, 2003, the Company has floating rate debt of $33.3 million and fixed rate debt of $9.7 million, representing

77% and 23%, respectively, of total debt. Holding other variables constant (such as swaps and debt levels), a 25 basis point decrease in interest rates would increase the unrealized fair market value of the fixed rate debt by approximately $67,000 and $88,000 at July 31, 2004 and 2003, respectively. At July 31, 2004 and 2003, the after-tax earnings and cash flows impact for next year resulting from a 25 basis point increase in interest rates would be approximately $180,000 and $9,000, respectively, holding other variables constant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and Subsidiaries as of July 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and Subsidiaries as of July 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Providence, Rhode Island
August 26, 2004

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2004 and 2003

(In thousands, except per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,633	$3,645
Accounts receivable, net of allowance of $5,572 and $5,061, respectively	106,178	90,111
Notes receivable, trade, net of allowance of $351 and $177, respectively	772	585
Inventories	196,171	158,263
Prepaid expenses and other current assets	7,007	6,410
Deferred income taxes	7,610	6,455

Total current assets	331,371	265,469
Property & equipment, net	114,140	101,238
Goodwill	57,242	57,400
Notes receivable, trade, net of allowance of $3,810 and $2,618, respectively	1,601	1,261
Intangible assets, net of accumulated amortization of $146 and $516, respectively	154	1,014
Other, net	4,259	3,717

Total assets	$508,767	$430,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$107,004	$96,170
Current installments of long-term debt	4,766	4,459
Current installments of obligations under capital leases	454	903
Accounts payable	80,875	67,187
Accrued expenses and other current liabilities	29,047	26,347
Financial instruments	—	6,104

Total current liabilities	222,146	201,170
Long-term debt, excluding current installments	43,978	38,507
Deferred income taxes	7,730	2,247
Obligations under capital leases, excluding current installments	137	612

Total liabilities	273,991	242,536

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares; issued and outstanding 40,118 and 39,020 shares at July 31, 2004 and 2003, respectively	401	390
Additional paid-in capital	101,118	85,873
Unallocated shares of Employee Stock Ownership Plan	(1,768)	(1,931)
Accumulated other comprehensive income	240	432
Retained earnings	134,785	102,799

Total stockholders' equity	234,776	187,563

Total liabilities and stockholders' equity	$508,767	$430,099

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended July 31,
	2004	2003	2002
Net sales	$1,669,952	$1,379,893	$1,175,393
Cost of sales	1,339,496	1,099,704	934,238

Gross profit	330,456	280,189	241,155

Operating expenses	270,666	236,784	200,586
Goodwill impairment charge	—	1,353	—
Restructuring and asset impairment charges	—	773	424
Amortization of intangibles	1,306	463	180

Total operating expenses	271,972	239,373	201,190

Operating income	58,484	40,816	39,965

Other expense (income):
Interest expense	7,265	7,795	7,233
Change in value of financial instruments	(704)	484	4,331
Other, net	(513)	(870)	(281)

Total other expense	6,048	7,409	11,283

Income before income taxes	52,436	33,407	28,682
Income taxes	20,450	13,187	11,473

Net income	$31,986	$20,220	$17,209

Basic per share data:
Net income	$0.81	$0.53	$0.45

Weighted average basic shares of common stock	39,471	38,471	37,865

Diluted per share data:
Net income	$0.78	$0.51	$0.45

Weighted average diluted shares of common stock	41,025	39,454	38,667

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Outstanding Number of Shares	Common Stock	Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	(In thousands)
Balances at July 31, 2001	37,307	$373	$72,458	$(2,258)	$—	$65,370	$135,943
Allocation of shares to ESOP	—	—	—	164	—	—	164
Issuance of common stock, net	506	5	2,402	—	—	—	2,407
Tax effect of exercises of stock options	—	—	415	—	—	—	415
Issuance of common stock in connection with acquisition	399	4	4,245	—	—	—	4,249
Net income	—	—	—	—	—	17,209	17,209

Balances at July 31, 2002	38,212	382	79,520	(2,094)	—	82,579	160,387

Allocation of shares to ESOP	—	—	—	163	—	—	163
Issuance of common stock, net	808	8	5,403	—	—	—	5,411
Tax effect of exercises of stock options	—	—	950	—	—	—	950
Fair value of swap agreement	—	—	—	—	432	—	432
Net income	—	—	—	—	—	20,220	20,220

Total comprehensive income							20,652

Balances at July 31, 2003	39,020	390	85,873	(1,931)	432	102,799	187,563

Allocation of shares to ESOP	—	—	—	163	—	—	163
Issuance of common stock, net	1,098	11	9,032	—	—	—	9,043
Tax effect of exercises of stock options	—	—	6,213	—	—	—	6,213
Fair value of swap agreement	—	—	—	—	(192)	—	(192)
Net income	—	—	—	—	—	31,986	31,986

Total comprehensive income							31,794

Balances at July 31, 2004	40,118	$401	$101,118	$(1,768)	$240	$134,785	$234,776

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,986	$20,220	$17,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,660	10,330	8,206
Change in fair value of financial instruments	(704)	484	4,331
Goodwill impairment charge	—	1,353	—
(Gain) Loss on disposals of property & equipment	(95)	154	307
Deferred income taxes	3,724	1,667	(1,099)
Provision for doubtful accounts	3,586	2,622	1,806
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(19,653)	(1,083)	(3,867)
Inventories	(37,801)	(3,861)	(21,091)
Prepaid expenses and other assets	(913)	(2,330)	301
Notes receivable, trade	(527)	87	266
Accounts payable	13,688	(496)	(692)
Accrued expenses	3,202	1,775	5,346
Financial instruments	(5,400)	—	—
Tax effect of stock option exercises	6,213	950	415

Net cash provided by operating activities	8,966	31,872	11,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,851)	(20,025)	(27,789)
Payments for purchases of subsidiaries, net of cash acquired	(6)	(43,723)	(16)
Proceeds from disposals of property and equipment	244	257	33

Net cash used in investing activities	(23,613)	(63,491)	(27,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under note payable	10,834	(9,939)	38,053
Repayments on long-term debt	(4,522)	(2,073)	(21,062)
Net proceeds from issuance of long-term debt	10,204	32,110	2,967
Principal payments of capital lease obligations	(924)	(1,429)	(1,240)
Proceeds from exercise of stock options	9,043	5,411	2,407

Net cash provided by financing activities	24,635	24,080	21,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,988	(7,539)	4,791
Cash and cash equivalents at beginning of period	3,645	11,184	6,393

Cash and cash equivalents at end of period	$13,633	$3,645	$11,184

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,074	$7,697	$7,089

Income taxes, net of refunds	$9,851	$7,999	$12,883

In 2004, 2003 and 2002, the Company incurred capital lease obligations of approximately $0, $912 and $667, respectively.

The fair value of common stock issued for an acquisition of a subsidiary in fiscal 2002 was $4,249.

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended July 31, 2004, 2003 and 2002

(1)   SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Business

        United Natural Foods, Inc. and Subsidiaries (the "Company") is a distributor and retailer of natural and organic products. The Company sells its products primarily throughout the United States.

  (b) Basis of Presentation

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

  (c) Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less.

  (d) Inventories and Cost of Sales

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Allowances received from suppliers are recorded as reductions in cost of sales upon the sale of the related products.

  (e) Property and Equipment

        Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization are principally provided using the straight-line method over the estimated useful lives.

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

        As of July 31, 2004, the Company's annual assessment of each of its reporting units indicated that no impairment of goodwill existed. The restructuring of the Hershey Imports Company ("Hershey") division during the fourth quarter of fiscal 2003 represented a triggering event that required the Company to evaluate Hershey's goodwill for potential impairment. The Company's testing and subsequent analysis indicated that goodwill for Hershey was impaired. Accordingly, the Company recognized an impairment charge of approximately $1.4 million on goodwill for the year ended July 31, 2003.

        Total goodwill as of July 31, 2004 was $57.2 million. The Company recorded additional goodwill in the Wholesale operating segment of approximately $27.4 million during the year ended July 31, 2003 as a result of the acquisitions of Blooming Prairie Cooperative Warehouse ($13.8 million) and Northeast Cooperative ($13.6 million). As of July 31, 2003, the Company had goodwill of $57.4 million after recording the Hershey impairment charge of approximately $1.4 million.

        Other intangibles consist of covenants not to compete and supply agreements with a weighted average amortization period of five years. The Company had other intangibles and related accumulated amortization of $0.2 million and $0.1 million at July 31, 2004, respectively, and $1.5 million and $0.5 million at July 31, 2003, respectively. Amortization expense was $0.9 million, $0.4 million and $0.1 million for the years ended July 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the next four fiscal years is as follows:

Years ended July 31	(In thousands)
2005	$61
2006	60
2007	30
2008	3

$154

  (h) Revenue Recognition and Concentration of Credit Risk

        The Company records revenue upon delivery of products. Revenues are recorded net of applicable sales discounts and estimated sales returns. Sales incentives provided to customers are accounted for as reductions in revenue as the related revenue is recorded. The Company's sales are primarily with customers located throughout the United States. The Company had one customer in 2004 and 2003, Whole Foods Market, Inc. ("Whole Foods Markets"), which provided more than 10% of the

Company's revenue. In 2002, two customers, Whole Foods Markets and Wild Oats Markets, Inc. ("Wild Oats Markets"), generated 10% or more of the Company's revenues. Net sales to Whole Foods Markets were approximately 26%, 24% and 19% of net sales in 2004, 2003 and 2002, respectively. Wild Oats Markets represented 14% of net sales net sales in 2002.

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

  (i) Advertising

        Advertising costs are expensed as incurred. Advertising expense was $6.4 million, $6.6 million and $5.2 million for the years ended July 31, 2004, 2003 and 2002, respectively.

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

			July 31, 2003
	July 31, 2004
			Carrying Value
	Carrying Value	Fair Value		Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$13,633	$13,633	$3,645	$3,645
Liabilities:
Notes payable	(107,004)	(107,004)	(96,170)	(96,170)
Long term debt, including current portion	(48,744)	(49,879)	(42,966)	(44,732)
Interest rate agreements:
Interest rate swap and option agreements	393	393	(5,672)	(5,672)

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

  (m) Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In addition, the Company has made the appropriate disclosures as required under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 ("SFAS 148").

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years ended July 31,
	2004	2003	2002
	(In thousands)
Net income—as reported	$31,986	$20,220	$17,209
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,150)	(2,839)	(2,786)

Net income—pro forma	$28,836	$17,381	$14,423

Basic earnings per share
As reported	$0.81	$1.05	$0.91

Pro forma	$0.73	$0.90	$0.76

Diluted earnings per share
As reported	$0.78	$1.02	$0.89

Pro forma	$0.70	$0.88	$0.75

        The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	Years ended July 31,
	2004	2003	2002
Expected volatility	49.7%	60.5%	64.0%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.7%	3.3%	4.7%
Expected life	3.27 years	5 years	5 years

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

	Years ended July 31,
	2004	2003	2002
	(In thousands)
Basic weighted average shares outstanding	39,471	38,471	37,865
Net effect of dilutive stock options based upon the treasury stock method	1,554	983	802

Diluted weighted average shares outstanding	41,025	39,454	38,667

Antidilutive potential common shares excluded from the computation above	2	—	1,202

  (o) Comprehensive Income

        Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Comprehensive income is comprised of net income and the net change in fair value of derivative instruments designated as cash flow hedges.

  (p) Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates. The Company uses derivatives principally in the management of interest rate exposure. It does not utilize derivatives that contain leverage features. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

  (q) New Accounting Pronouncements

        The Company has determined that there are no recently issued accounting standards that are expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

        On November 6, 2001, the Company's wholly owned subsidiary, Albert's Organics, Inc., purchased the assets of Boulder Fruit Express, a distributor of high quality organic produce and perishables. In connection with the acquisition of Boulder Fruit Express, the Company issued 398,872 shares of common stock with a fair value of approximately $4.3 million, and paid cash of approximately $0.8 million. The operating results of Boulder Fruit Express have been included in the consolidated financial statements of the Company beginning with the acquisition date. This acquisition was accounted for as a purchase with goodwill of approximately $3.9 million.

        The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2002. These pro forma results are not necessarily indicative of the results that will occur in future periods.

	Years ended July 31
	2003	2002
	(In thousands, except per share data)
Net sales	$1,460,187	$1,426,709

Income before income taxes	$32,678	$22,268

Net income	$19,783	$13,327

Earnings per common share:
Basic	$0.51	$0.35

Diluted	$0.50	$0.34

(3)   STOCK OPTION PLAN

        At July 31, 2004, the Company had two stock option plans, the 2002 Stock Incentive Plan, and the 1996 Stock Option Plan. The Board of Directors adopted, and the stockholders approved, the 2002 Stock Incentive Plan, which provides for grants of stock options to employees, officers, directors and others, on October 2, 2002 and December 3, 2002, respectively. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be "non-statutory stock options." At July 31, 2004, 108,800 shares were available for grant under the 1996 Stock Option Plan and 1,323,758 shares were available for grant under the 2002 Stock Incentive Plan.

        The following table summarizes the stock option activity for the fiscal years ended July 31, 2004, 2003 and 2002:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,429,318	$9.65	3,385,616	$8.11	2,837,768	$6.13
Granted	782,000	$18.67	1,049,500	$12.44	1,188,000	$11.39
Exercised	(1,097,819)	$8.31	(808,648)	$6.70	(506,152)	$4.76
Forfeited	(169,850)	$11.79	(197,150)	$9.92	(134,000)	$7.89

Outstanding at end of year	2,943,649	$12.42	3,429,318	$9.65	3,385,616	$8.11

Options exercisable at year-end	919,948	$8.40	1,171,118	$7.02	1,234,492	$5.84
Weighted average fair value of options granted during the year:
Exercise price equals stock price	$7.14		$6.89		$6.60

        The options for the purchase of 2,943,649 shares outstanding at July 31, 2004 had exercise prices and remaining contractual lives as follows:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 3.19 - $ 5.06	190,150	2.3	$3.30	187,150	$3.27
$ 5.30 - $ 8.78	389,124	5.3	$6.94	254,250	$6.54
$ 9.99 - $14.35	1,606,375	7.5	$11.87	478,548	$11.38
$16.35 - $24.54	758,000	9.3	$18.71	—	$—

$ 3.19 - $24.54	2,943,649	7.4	$12.42	919,948	$8.40

(4)   GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

        During the fourth quarter of fiscal 2003, the Company recorded special items of approximately $3.3 million related to the Hershey division. The charges included $1.4 million related to the impairment of goodwill associated with the acquisition of Hershey, $1.1 million related to the writedown of inventory (included in cost of sales), severance and fringe benefit costs of $0.5 million related to cost reduction actions taken at Hershey, and $0.3 million primarily related to the abandonment of equipment and other charges at Hershey. The severance and fringe benefit costs were for 11 employees. All impacted employees had been notified of their status as of July 31, 2003. Approximately $0.5 million of the restructuring charge, related to severance and fringe benefit costs, remained as of July 31, 2003. During fiscal 2004, the remaining accruals related to the restructuring were utilized.

(5)   PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at July 31, 2004 and 2003:

	Estimated Useful Lives (Years)	2004	2003
		(In thousands)
Land		$5,912	$5,888
Buildings and improvements	20-40	84,545	71,912
Leasehold improvements	5-30	15,942	14,465
Warehouse equipment	5-20	27,770	23,058
Office equipment	3-10	29,106	24,130
Motor vehicles	3-5	6,428	6,542
Equipment under capital leases	3-5	5,965	6,262
Construction in progress		1,781	2,191

		177,449	154,448
Less accumulated depreciation and amortization		63,309	53,210

Net property and equipment		$114,140	$101,238

(6)   NOTES PAYABLE

        On April 30, 2004, the Company entered into an amended and restated four-year $250 million secured revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent (the "amended credit facility"). The amended credit facility increased the amount available for borrowing from $150 million to $250 million, on which interest accrues, at the Company's option, at the New York Prime Rate (4.25% at July 31, 2004 and (4.00% at July 31, 2003) or at the London Interbank Offered Rate ("LIBOR") plus 1.25%. The $250 million credit facility matures on March 31, 2008. The weighted average interest rate on the amended credit facility was 2.75% as of July 31, 2004. As of July 31, 2004, the Company's outstanding borrowings under the amended credit facility totaled $107.0 million with an availability of $100.9 million. As more fully discussed in Note 8, the Company entered into certain interest rate swap agreements to hedge this indebtedness which were assigned and transferred to a third party in December 2003.

        The credit agreement contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 31, 2004. The agreement also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the credit agreement.

(7)   LONG-TERM DEBT

        The Company entered into a $30 million term loan agreement with a financial institution effective April 30, 2003. The term loan is repayable over seven years based on a fifteen year amortization schedule. Interest accrues at 30 day LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. In December 2003, the Company amended the term loan agreement with the financial institution, increasing the principal amount by $10 million to $40 million, under the existing terms and conditions. The proceeds were used for the expansion of its distribution facilities.

        As of July 31, 2004 and 2003, the Company's long-term debt consisted on the following:

	July 31,
	2004	2003
	(In thousands)
Term loans payable to bank, secured by real estate, due monthly and mature in April 2010, at a rate of 30 day LIBOR plus 1.5% (3.00% at July 31, 2004)	$37,278	$29,667
Promissory note due October 2005, at a rate of 30 day LIBOR plus 1.25% (2.75% at July 31, 2004)	3,595	3,595
Equipment financing loans payable to bank, secured by the underlying assets, due monthly and maturing at various dates from March 2006 through July 2007, at rates ranging from 4.79% to 11.57%	3,652	5,279
Real estate term loans payable to bank and others, secured by building and other assets, due monthly and maturing at various dates from March 2005 through April 2015, at rates ranging from 7.50% to 8.60%	2,157	2,494
Term loan for employee stock ownership plan, secured by stock of the Company, due $14 monthly plus interest at 10.0%, balance due May 1, 2015	1,768	1,931
Other	294	—

	$48,744	$42,966
Less: current installments	4,766	4,459

Long-term debt, excluding current installments	$43,978	$38,507

        Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 31, 2004.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2004:

Year	(In thousands)
2005	$4,766
2006	7,897
2007	3,699
2008	3,181
2009	2,896
2010 and thereafter	26,305

$48,744

(8)   FINANCIAL INSTRUMENTS

        In October 1998, the Company entered into an interest rate swap agreement that provided for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

        The Company entered into an additional interest rate swap agreement effective August 2001. The additional agreement provided for it to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The four-year term of the swap agreement could have been extended to six years at the option of the counter party, which prohibited accounting for the swap as an effective hedge under SFAS 133. The swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeded 6.0% in a given period, the agreement was suspended for that period.

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

        In May 2003, the Company entered into an additional interest rate swap agreement. The agreement provides for it to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. LIBOR was 1.50% as of July 31, 2004. The swap agreement qualifies as an "effective" hedge under SFAS No. 133, and the Company recorded an asset of $0.4 million as of July 31, 2004 and 2003, and a corresponding credit to accumulated other comprehensive income in the statement of stockholders' equity.

(9)   CAPITAL LEASES

        The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Total capital leased assets at July 31, 2004 and 2003 were $5,965, and $6,262, respectively, less accumulated depreciation of $4,558 and $4,106, respectively.

        The remaining minimum future lease payments under capital leases as of July 31, 2004 are:

Years ended July 31	(In thousands)
2005	$493
2006	133
2007	6

Total minimum lease payments	632
Less: Amount representing interest	41

Present value of net minimum lease payments	591
Less: current installments	454

Capital lease obligations, excluding current installments	$137

(10) COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the years ended July 31, 2004, 2003 and 2002 totaled approximately $16.8 million, $16.4 million, and $14.3 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2004 are as follows:

Year	(In thousands)
2005	$13,495
2006	10,918
2007	8,919
2008	6,969
2009	5,118
Thereafter	11,262

$56,681

        Outstanding commitments as of July 31, 2004 for the purchase of inventory were approximately $13.8 million. The Company had outstanding letters of credit of approximately $8.2 million at July 31, 2004.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) RETIREMENT PLAN

        The Company has one defined contribution retirement plan, ("the 401(k) Plan"). During fiscal 2004, the Company merged the defined contribution plans of Blooming Prairie and Northeast Cooperatives into the 401(k) Plan. Under the 401(k) Plan, the employees may choose to reduce their compensation and have these amounts contributed to the 401(k) Plan on their behalf. In order to become a participant in the 401(k) Plan, employees must meet certain eligibility requirements as described in the respective 401(k) Plan's document. In addition to amounts contributed to the 401(k) Plan by employees, the Company makes contributions to the 401(k) Plan on behalf of the employees. The Company contributions to the 401(k) Plan were approximately $1.9 million, $1.6 million, and $1.3 million for the years ended July 31, 2004, 2003 and 2002, respectively.

(12) EMPLOYEE STOCK OWNERSHIP PLAN

        The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP Plan") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

        In connection with the adoption of the ESOP Plan, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding Common Stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 10% and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP 93-6"), Employers' Accounting for Employee Stock Ownership Plans, in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. In accordance with SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. During each of 2004, 2003 and 2002 contributions totaling approximately $0.3 million, $0.4 million and $0.4 million, respectively, were made to the Trust. Of these contributions, approximately $0.2 million represented interest in 2004, 2003 and 2002.

        The ESOP shares were classified as follows:

	July 31
	2004	2003
	(In thousands)
Allocated shares	2,332	2,156
Shares released for allocation	176	176
Shares distributed to employees	(1,180)	(982)
Unreleased shares	1,892	2,068

Total ESOP shares	3,220	3,418

        The fair value of unreleased shares was approximately $41.0 million and $31.6 million at July 31, 2004 and 2003, respectively.

(13) INCOME TAXES

        Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 31, 2004:
U.S. Federal	$14,349	$3,246	$17,595
State and local	2,377	478	2,855

	$16,726	$3,724	$20,450

Fiscal year ended July 31, 2003:
U.S. Federal	$9,526	$1,991	$11,517
State and local	1,194	476	1,670

	$10,720	$2,467	$13,187

Fiscal year ended July 31, 2002:
U.S. Federal	$11,560	$(2,083)	$9,477
State and local	1,537	459	1,996

	$13,097	$(1,624)	$11,473

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended July 31
	2004	2003	2002
	(In thousands)
Computed "expected" tax expense	$18,351	$11,711	$10,039
State and local income tax, net of Federal income tax expense	1,528	1,086	1,307
Non-deductible expenses	318	257	177
General Business Credits	(135)	(138)	—
Increase in valuation allowance	328	182	642
Other, net	60	89	(692)

	$20,450	$13,187	$11,473

        Total income tax expense (benefit) for the years ended July 31, 2004, 2003, and 2002 was allocated as follows:

	July 31, 2004	July 31, 2003	July 31, 2002
	(In thousands)
Income from continuing operations	$20,450	$13,187	$11,473
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(6,213)	(950)	(415)

	$14,237	$12,237	$11,058

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2004 and 2003 are presented below:

	2004	2003
	(In thousands)
Deferred tax assets:
Change in financial instruments	$—	$2,410
Inventories, principally due to additional costs inventoried for tax purposes	2,560	2,147
Compensation and benefit related	1,408	1,274
Accounts receivable, principally due to allowances for uncollectible accounts	2,602	1,743
Accrued expenses	1,651	1,242
State net operating loss carryforward	1,073	956
Other	210	459

Total gross deferred tax assets	9,504	10,231
Less valuation allowance	1,152	824

Net deferred tax assets	8,352	9,407

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	5,680	3,558
Intangible assets	2,487	1,515
Other	305	126

Total deferred tax liabilities	8,472	5,199

Net deferred tax (liabilities) assets	$(120)	$4,208

Current deferred income tax assets	$7,610	$6,455
Non-current deferred income tax liabilities	(7,730)	(2,247)

	$(120)	$4,208

        At July 31, 2004, the Company had net operating loss carryforwards of approximately $26 million for state income tax purposes that expire in years 2005 through 2024.

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

(14) BUSINESS SEGMENTS

        The Company has several operating segments aggregated under the wholesale segment, which is the Company's only reportable segment. These operating segments have similar products and services, customer types, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods and related products in the United States. Other operating segments include the retail segment, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a segment engaging in trading, roasting and packaging of nuts, seeds, dried fruit and snack items. These other operating segments do not meet the quantitative thresholds for reportable segments and are therefore included in an "Other" caption in the segment information. The "Other" caption also includes corporate expenses that are not allocated to operating segments.

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
2004
Revenue	$1,629,717	$70,637	$(30,402)		$1,669,952
Operating income	63,144	(4,667)	7		58,484
Interest expense				7,265	7,265
Other, net				(1,217)	(1,217)
Income before income taxes					52,436
Amortization and depreciation	10,484	1,176			11,660
Capital expenditures	23,303	548			23,851
Assets	657,411	39,852	(188,496)		508,767
2003
Revenue	1,336,239	65,529	(21,875)		1,379,893
Operating income	50,382	(9,514)	(52)		40,816
Interest expense				7,795	7,795
Other, net				(386)	(386)
Income before income taxes					33,407
Amortization and depreciation	9,093	1,237			10,330
Capital expenditures	19,208	817			20,025
Assets	578,907	40,109	(188,917)		430,099
2002
Revenue	1,133,678	62,918	(21,203)		1,175,393
Operating income	43,899	(3,978)	44		39,965
Interest expense				7,233	7,233
Other, net				4,050	4,050
Income before income taxes					28,682
Amortization and depreciation	7,097	1,109			8,206
Capital expenditures	25,465	2,324			27,789
Assets	459,997	42,984	(148,524)		354,457

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended July 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2004
Net sales	$381,382	$393,248	$448,900	$446,422	$1,669,952
Gross profit	76,173	78,785	87,577	87,922	330,456
Income before income taxes	11,110	11,544	14,105	15,677	52,436
Net income	6,777	7,042	8,604	6,114	31,986
Per common share income
Basic:	$0.17	$0.18	$0.22	$0.24	$0.81
Diluted:	$0.17	$0.17	$0.21	$0.23	$0.78
Weighted average basic Shares outstanding	39,051	39,196	39,648	39,993	39,471
Weighted average diluted Shares outstanding	40,364	40,750	41,344	41,623	41,025
Market Price
High	$19.78	$20.72	$26.80	$29.66	$29.66
Low	$13.66	$16.92	$19.51	$21.50	$13.66

	First	Second	Third	Fourth	Full Year
2003
Net sales	$310,993	$338,447	$363,611	$366,843	$1,379,893
Gross profit	63,425	68,849	73,555	74,361	280,189
Income before income taxes	6,640	9,180	9,466	8,120	33,407
Net income	3,984	5,508	5,774	4,953	20,220
Per common share income
Basic:	$0.10	$0.14	$0.15	$0.13	$0.53
Diluted:	$0.10	$0.14	$0.15	$0.12	$0.51
Weighted average basic Shares outstanding	38,213	38,238	38,483	38,949	38,471
Weighted average diluted Shares outstanding	38,869	39,052	39,500	40,049	39,454
Market Price
High	$12.50	$13.16	$14.70	$15.61	$15.61
Low	$8.92	$10.20	$10.34	$12.37	$8.92

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

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 1, 2004 (the "2004 Proxy Statement") under the captions "PROPOSAL 1—ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this annual report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained in the 2004 Proxy Statement under the captions "Director Compensation," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in part in the 2004 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the 2004 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is contained in the 2004 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed as a part of this Form 10-K.

1.
Financial Statements. The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

2.
Financial Statement Schedules. Schedule II Valuation and Qualifying Accounts. All other schedules have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

3.
Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K.

1.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2004 announcing that Company entered into an amended and restated four-year $250 million revolving credit facility effective April 30, 2004.

2.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2004, announcing the Company's financial results for the fiscal quarter ended April 30, 2004.

3.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2004, announcing the amendment of the Company's stockholder rights plan to accelerate the final expiration date of the purchase rights issued thereunder.

4.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2004, announcing that the Company has extended its primary distribution agreement with Whole Foods Market, Inc. through December 31, 2004.

5.
Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2004, announcing the Company's earnings estimates for its fiscal year ending July 31, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/S/ RICK D. PUCKETT Rick D. Puckett Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 14, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN H. TOWNSEND Steven H. Townsend	Chair of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	October 14, 2004
/s/ THOMAS B. SIMONE Thomas B. Simone	Vice Chair of the Board and Lead Independent Director	October 14, 2004
/s/ RICK D. PUCKETT Rick D. Puckett	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 14, 2004
/s/ RICHARD ANTONELLI Richard Antonelli	President of United Distribution and Director	October 14, 2004
/s/ GORDON D. BARKER Gordon D. Barker	Director	October 14, 2004
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	October 14, 2004

/s/ MICHAEL S. FUNK Michael S. Funk	Director	October 14, 2004
/s/ GAIL A. GRAHAM Gail A. Graham	Director	October 14, 2004
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	October 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.3(3)	Amended and Restated By-Laws of the Registrant.
4.1*	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.
10.1(1)	1996 Employee Stock Purchase Plan.
10.2*	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)
Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.5(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(4)	Amended and Restated 1996 Stock Option Plan.
10.8(4)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(4)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(5)	2002 Stock Incentive Plan.
10.11(6)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(7)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(8)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation dated December 18, 2003.
10.14(9)	Real estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(1)	Distribution Agreement between Mountain People's Wine Distributing, Inc., and Mountain People's, dated August 23, 1994.
10.16(10)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August, 1998.
10.17(11)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.18(12)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.19(3)	Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated April 1, 2002.
10.20(13)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.

10.21(14)	Employment Agreement between the Registrant and Steven H. Townsend dated December 5, 2003.
10.22(5)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 1, 1998.
10.23(5)+	Amendment to Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 31, 2001.
10.24(8)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc. dated January 12, 2004.
10.25*	First Amendment to Term Loan Agreement with Fleet Capital Corporation dated August 26, 2003.
10.26*	Employee Stock Ownership Trust, as amended.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
Schedule II—Valuation and Qualifying Accounts and Report of Independent Registered Public Accounting Firm thereon.
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*
Filed herewith.

+
Confidential treatment has been granted for certain provisions of this exhibit. Such provisions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349).

(2)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 1998.

(3)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2002.

(4)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000.

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2003.

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

(8)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

(9)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000.

(10)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999.

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2001.

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended July 31, 2004	$7,856	$3,586	$1,709	$9,733
Year ended July 31, 2003	$5,992	$2,622	$758	$7,856
Year ended July 31, 2002	$5,010	$1,806	$824	$5,992

QuickLinks

TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNITED NATURAL FOODS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS July 31, 2004 and 2003 (In thousands, except per share data)
UNITED NATURAL FOODS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
UNITED NATURAL FOODS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNITED NATURAL FOODS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED NATURAL FOODS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal years ended July 31, 2004, 2003 and 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS