Form 10-Q
period 2004-10-31
UNITED NATURAL FOODS INC
filed 2004-12-10
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2004

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

As of December 1, 2004 there were 40,129,686 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2004

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)                     3

         Condensed Consolidated Statements of Income (unaudited)               4

         Condensed Consolidated Statements of Cash Flows (unaudited)           5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            20

Item 4.  Controls and Procedures                                              20

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     21

         Signatures                                                           22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           UNITED NATURAL FOODS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands, except per share amounts)

                                                                    October 31,    July 31,
                                                                        2004         2004
                                                                    ----------    ----------

ASSETS
Current assets:
    Cash                                                            $    5,753    $   13,633
    Accounts receivable, net                                           132,939       106,178
    Notes receivable, trade                                                761           772
    Inventories                                                        214,255       196,171
    Prepaid expenses                                                     8,507         7,007
    Deferred income taxes                                                8,061         7,610
                                                                    ----------    ----------
       Total current assets                                            370,276       331,371

Property & equipment, net                                              114,745       114,140

Other assets:
    Goodwill                                                            57,399        57,242
    Notes receivable, trade, net                                         1,996         1,601
    Intangible assets, net                                                 140           154
    Other, net                                                           4,000         4,259
                                                                    ----------    ----------
       Total assets                                                 $  548,556    $  508,767
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  115,541    $   80,875
    Notes payable - line of credit                                      99,138       107,004
    Accrued expenses and other current liabilities                      28,677        29,501
    Current portion of long-term debt                                    8,134         4,766
    Income taxes payable                                                 5,021            --
                                                                    ----------    ----------
       Total current liabilities                                       256,511       222,146

  Long-term debt, excluding current portion                             39,318        43,978
  Deferred income taxes                                                  7,978         7,730
  Other long-term liabilities                                               89           137
                                                                    ----------    ----------
       Total liabilities                                               303,896       273,991
                                                                    ----------    ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, authorized 5,000 shares;
     none issued and outstanding                                            --            --
   Common stock, $0.01 par value, authorized 50,000 shares;
     40,130 and 40,118 issued and outstanding at October 31, 2004
     and July 31, 2004, respectively                                       401           401
    Additional paid-in capital                                         101,397       101,118
    Unallocated shares of ESOP                                          (1,727)       (1,768)
    Accumulated other comprehensive (loss) income                          (80)          240
    Retained earnings                                                  144,669       134,785
                                                                    ----------    ----------
       Total stockholders' equity                                      244,660       234,776
                                                                    ----------    ----------

Total liabilities and stockholders' equity                          $  548,556    $  508,767
                                                                    ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                     Quarter ended October 31,
                                                         2004         2003
                                                      ---------    ---------

Net sales                                             $ 477,542    $ 381,382
Cost of sales (Note 1)                                  385,099      305,209
                                                      ---------    ---------
         Gross profit                                    92,443       76,173

Operating expenses                                       74,597       62,932
Restructuring charge                                        170           --
Amortization of intangibles                                 141          232
                                                      ---------    ---------
         Total operating expenses                        74,908       63,164
                                                      ---------    ---------
         Operating income                                17,535       13,009
                                                      ---------    ---------

Other expense (income):
    Interest expense                                      1,433        2,320
    Change in fair value of financial instruments            --         (304)
    Other, net                                             (101)        (117)
                                                      ---------    ---------
         Total other expense                              1,332        1,899
                                                      ---------    ---------

Income before income taxes                               16,203       11,110

Income taxes                                              6,319        4,333
                                                      ---------    ---------

         Net income                                   $   9,884    $   6,777
                                                      =========    =========

Per share data (basic):

Net income                                            $    0.25    $    0.17
                                                      =========    =========

Weighted average shares of common stock                  40,123       39,051
                                                      =========    =========

Per share data (diluted):

Net income                                            $    0.24    $    0.17
                                                      =========    =========

Weighted average shares of common stock                  41,580       40,364
                                                      =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                Three months ended October 31,
                                                                      2004        2003
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  9,884    $  6,777
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      3,092       2,744
    Change in fair value of financial instruments                         --        (304)
    Loss on disposals of property and equipment                            9           2
    Provision for doubtful accounts                                      466         570
    Changes in assets and liabilities, net of acquired companies:
        Accounts receivable                                          (27,227)     (4,350)
        Inventory                                                    (18,084)    (17,499)
        Prepaid expenses and other assets                             (1,876)        951
        Notes receivable, trade                                         (384)       (357)
        Accounts payable                                              34,666      22,574
        Accrued expenses and other liabilities                          (841)     (4,140)
        Income taxes payable                                           5,021       3,230
        Tax effect of stock option exercises                              74          97
                                                                    --------    --------
      Net cash provided by operating activities                        4,800      10,295
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (3,590)     (2,329)
    Proceeds from sale of property and equipment                          25          57
                                                                    --------    --------
      Net cash used in investing activities                           (3,565)     (2,272)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under note payable                                 (7,866)       (583)
    Repayments of long-term debt                                      (1,292)     (1,014)
    Principal payments of capital lease obligations                     (162)       (288)
    Proceeds from exercise of stock options                              205         366
                                                                    --------    --------
      Net cash used in financing activities                           (9,115)     (1,519)
                                                                    --------    --------

NET (DECREASE) INCREASE IN CASH                                       (7,880)      6,504
Cash at beginning of period                                           13,633       3,645
                                                                    --------    --------
Cash at end of period                                               $  5,753    $ 10,149
                                                                    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                      $  1,377    $  2,220
                                                                    ========    ========
      Income taxes                                                  $  1,166    $    388
                                                                    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts paid to the Company by customers for shipping and handling. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts paid by the Company for shipping and handling, depreciation for manufacturing equipment at the Company's manufacturing segment, Hershey Imports Company, Inc and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses.

2.    STOCK OPTION PLANS

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                      Quarters ended October 31,
                                                      --------------------------
                                                           2004       2003
                                                          ------     ------

Net income - as reported                                  $9,884     $6,777
Deduct:
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects         (889)      (671)
                                                          ------     ------
Net income - pro forma                                    $8,995     $6,106
                                                          ------     ------

Basic earnings per share
          As reported                                     $ 0.25     $ 0.17
                                                          ------     ------
          Pro forma                                       $ 0.23     $ 0.16
                                                          ------     ------

Diluted earnings per share
          As reported                                     $ 0.24     $ 0.17
                                                          ------     ------
          Pro forma                                       $ 0.22     $ 0.15
                                                          ------     ------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters and the three months ended October 31, 2004 and 2003:

                                                 Quarters ended October 31,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------

Expected volatility                                 42.2%           60.5%
Dividend yield                                       0.0%            0.0%
Risk free interest rate                              2.9%            3.55%
Expected life                                   3.25 years       3.27 years

At October 31, 2004, the Company had two stock option plans, the 2002 Stock Incentive Plan, and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be "non-statutory stock options." Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, and are typically four years for employees and two years for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. In the three months ended October 31, 2004, the Company granted options for the purchase of 8,000 shares under the Plans.

3.    RESTRUCTURING CHARGE

In the first quarter of fiscal 2005, the Company's management approved and implemented plans to restructure certain of its operations at the Mounds View, Minnesota distribution facility, because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $170,000 restructuring charge in the first quarter of fiscal 2004 is associated primarily with severance costs related to the termination of approximately 85 employees at this facility. The Company's management expects these amount will be paid in the second and third quarter of fiscal 2005.

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                             Quarters ended
                                                               October 31,
                                                           ------------------

(In thousands)                                              2004        2003
                                                           ------      ------

Basic weighted average shares outstanding                  40,123      39,051

Net effect of dilutive stock options based upon
  the treasury stock method                                 1,457       1,313
                                                           ------      ------

Diluted weighted average shares outstanding                41,580      40,364
                                                           ======      ======

There were 2,880 and 5,000 anti-dilutive stock options excluded from the diluted earnings per share calculation for the quarters ended October 31, 2004 and 2003, respectively.

5.    INTEREST RATE SWAP AGREEMENTS

In October 1998, the Company entered into an interest rate swap agreement that provided for the Company to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities.

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

The Company recorded $0.3 million of income for the quarter ended October 31, 2003 on these interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

On December 29, 2003, the Company assigned and transferred all of its obligations of its two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item for the first quarter of fiscal 2004.

The Company also entered into an interest rate swap agreement effective May 2003. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133. The Company recorded a liability of $0.1 million as of October 31, 2004, and a corresponding increase to accumulated other comprehensive
(loss)/income, net of taxes, in the condensed consolidated balance sheet to reflect the fair value of the instrument.

6.    COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended October 31, 2004 amounted to $9,564,000 as compared to $6,385,000 in the same period in the prior year. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 5.

7.    BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer types, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other" with corporate operating expenses that are not allocated to operating divisions. "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. "Other" also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company's headquarters located in Dayville, Connecticut. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses."

Following is business segment information for the periods indicated:

                                                                                         Unallocated
                                                  Wholesale      Other    Eliminations     Expenses     Consolidated
                                                  ---------      -----    ------------     --------     ------------
Three months ended October 31, 2004:
Net sales                                          $468,549     $17,739      $ (8,746)                     $477,542
Operating income (loss)                              18,785      (1,241)           (9)                       17,535
Interest expense                                                                             $1,433           1,433
Other, net                                                                                     (101)           (101)
Income before income taxes                                                                                   16,203
Depreciation and amortization                         2,809         283                                       3,092
Capital expenditures                                  3,519          71                                       3,590
Total assets                                        699,530      38,547      (189,521)                      548,556

Three months ended October 31, 2003:
Net sales                                          $371,157     $17,872       $(7,647)                     $381,382
Operating income (loss)                              14,341      (1,252)          (80)                       13,009
Interest expense                                                                             $2,320           2,320
Other, net                                                                                     (421)           (421)
Income before income taxes                                                                                   11,110
Depreciation and amortization                         2,445         299            --                         2,744
Capital expenditures                                  2,259          70            --                         2,329
Total assets                                        611,121      40,359      (195,017)                      456,463

8.    NEW ACCOUNTING PRONOUNCEMENTS

The Company has determined that there are no recently issued accounting pronouncements that are expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 35,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 18,000 customers, including independently owned natural products retailers, supernatural chains, (which are comprised of small and large chains of natural foods supermarkets), and conventional supermarkets located across the United States. Our other distribution channels include food service, international customers and buying clubs. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, the acquisition of or merger with natural products distributors and the expansion of our existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, Inc., we also own and operate 12 natural products retail stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports Company, Inc. ("Hershey"), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. ("Whole Foods Market") for more than 10 years. During fiscal 2004, we also entered into and consummated a five-year primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets"). We had previously served as primary distributor for Wild Oats Markets through August 2002.

Since our formation, we have completed a number of acquisitions of distributors and suppliers, including Hershey, Albert's Organics, Inc. ("Albert's"), and 11 retail stores, all of which have expanded our distribution network, product offerings and customer base. During fiscal 2003, we acquired both Blooming Prairie Cooperative and Northeast Cooperative. Our operations are comprised of three principal divisions:

      o our wholesale division, which includes our Eastern Region, Western Region and Albert's;

      o     our retail division, which consists of 12 retail stores; and

      o     our manufacturing division, which is comprised of Hershey.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

      o     investing in people, facilities, equipment and technology;

      o expanding marketing and customer service programs across the regions;

      o     expanding national purchasing opportunities;

      o consolidating systems applications among physical locations and regions;

      o     integrating administrative and accounting functions; and

      o     reducing geographic overlap between regions.

In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the recent expansions of our facilities located in Iowa City, Iowa and Dayville, Connecticut in fiscal 2004. In November 2004, we announced our intention to expand our midwest operations by opening a distribution center in Greenwood, Indiana. The center is scheduled to commence operations in July 2005 and will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other midwest states.

The additional storage space in our Iowa City and Dayville facilities allows for more product diversity and the elimination of outside storage expenses. While we will experience incremental short-term costs during the first half of fiscal 2005, we expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Having completed the Iowa City and Dayville facilities' expansion, we have now added approximately 1,380,000 square feet to our distribution centers since fiscal 2000, which represents a 93% increase in our distribution capacity.

In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and penetrate into new regions of distribution, particularly in the Midwest market. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts paid to us by customers for shipping and handling. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts paid by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing segment, Hershey Imports Company, Inc and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than our cost of sales.

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

   Allowance for doubtful accounts

      We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $132.9 million and $106.2 million, net of the allowance for doubtful accounts of $4.7 million and $5.6 million, as of October 31, 2004 and July 31, 2004, respectively. Our notes receivable balance was $2.8 million and $2.4 million, net of the allowance of doubtful accounts of $4.5 million and $4.2 million, as of October 31, 2004 and July 31, 2004, respectively.

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

   Valuation of goodwill and intangible assets

      SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. Total goodwill as of October 31, 2004 and July 31, 2004 was approximately $57 million.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                           Quarters ended
                                                            October 31,
                                                       ----------------------
                                                         2004          2003
                                                       ----------------------

Net sales                                               100.0%        100.0%
Cost of sales                                            80.6%         80.0%
                                                       ----------------------
            Gross profit                                 19.4%         20.0%
                                                       ----------------------

Operating expenses                                       15.6%         16.5%
Restructuring charge                                      0.0%          0.0%
Amortization of intangibles                               0.0%          0.1%
                                                       ----------------------
           Total operating expenses                      15.7%*        16.6%
                                                       ----------------------

           Operating income                               3.7%          3.4%
                                                       ----------------------

Other expense (income):
    Interest expense                                      0.3%          0.6%
    Change in fair value of financial instruments         0.0%        (0.1)%
    Other, net                                           (0.0)%       (0.0)%
                                                       ----------------------
    Total other expense                                   0.3%          0.5%
                                                       ----------------------

    Income before income taxes                            3.4%          2.9%

Income taxes                                              1.3%          1.1%
                                                       ----------------------

Net income                                                2.1%          1.8%
                                                       ======================

* Total reflects rounding

Quarter Ended October 31, 2004 Compared To Quarter Ended October 31, 2003

Net Sales

Our net sales increased approximately 25.2%, or $96.2 million, to $477.5 million for the quarter ended October 31, 2004 from $381.4 million for the quarter ended October 31, 2003. This increase was due to our organic growth and the implementation of our primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets") during the third quarter of fiscal 2004. Our organic growth is due to the continued growth of the natural products industry in general and the expansion of our existing distribution centers. This increase was offset by the impact of the recent hurricanes in Florida which effected our wholesale and retail divisions.

For the quarter, we experienced the most significant growth in the supernatural chains distribution channel, which primarily includes sales to Whole Foods Market, Inc. ("Whole Foods Market") and Wild Oats Markets. This was primarily due to the increase in sales to Wild Oats Markets discussed above. Net sales excluding Wild Oats increased approximately 11.6% compared to the same period in the prior year.

In the first quarter of fiscal 2005, Whole Foods Market comprised approximately 26% of net sales and Wild Oats Markets comprised approximately 12% of net sales. In the first quarter of fiscal 2004, Whole Foods Market comprised approximately 26% of net sales and was the only customer that accounted for more than 10% of net sales. Our distribution agreement with Whole Foods Market has been extended through December 31, 2004.

The following table lists the percentage of sales by customer type for the quarters ended October 31, 2004 and 2003:

      Customer type                                     Percentage of Net Sales
      -------------                                     -----------------------
                                                          2004           2003
                                                          ----           ----
      Independently owned natural products retailers       44%           50%
      Supernatural chains                                  37%           29%
      Conventional supermarkets                            13%           15%
      Other                                                6%             6%

The shift in our sales mix to supernatural chains from independently owned natural products retailers was the result of the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004.

Gross Profit

Our gross profit increased approximately 21.4%, or $16.3 million, to $92.4 million for the quarter ended October 31, 2004 from $76.2 million for the quarter ended October 31, 2003. Our gross profit as a percentage of net sales was 19.4% and 20.0% for the quarters ended October 31, 2004 and 2003, respectively. This decrease in gross profit as a percentage of net sales in comparison to the quarter ended October 31, 2003 was primarily the result of the change in our sales mix to supernatural chains, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. As our sales channel mix has shifted, we expect gross margins to be in the low to mid 19 percent range going forward.

Operating Expenses

Total operating expenses increased approximately 18.6%, or $11.7 million, to $74.9 million for the quarter ended October 31, 2004 from $63.2 million for the quarter ended October 31, 2003. The increase in operating expenses for the quarter ended October 31, 2004 was due primarily to an increase in our infrastructure to support our continued growth. Additionally, the recent hurricanes in Florida increased operating expenses by approximately $0.5 million and we recorded a $0.2 million restructuring charge in the first quarter of fiscal 2005 related to severance costs, which resulted from our plan to reduce operations at our Mounds View, Minnesota facility.

As a percentage of net sales, total operating expenses decreased to approximately 15.7% for the quarter ended October 31, 2004 from approximately 16.6% for the quarter ended October 31, 2003. The decrease in operating expenses as a percentage of net sales was primarily attributable to a decrease in salaries and wages as a percentage of sales due to improved operating efficiencies. The improved operating efficiencies were a result of our recent facility expansions and recent integration of management information systems following our fiscal 2003 acquisition of Blooming Prairie. This improvement was partially offset by the impact of the hurricanes in Florida and the restructuring costs discussed above.

Operating Income

Operating income increased $4.5 million to $17.5 million for the quarter ended October 31, 2004 from $13.0 million for the quarter ended October 31, 2003. As a percentage of sales, operating income improved from 3.4% for the quarter ended October 31, 2003 to 3.7% for the quarter ended October 31, 2004. The improvement in operating income as a percentage of sales was primarily due to improved operating efficiencies as a result of our recent facility expansions and recent integration of management information systems from our fiscal 2003 acquisition of Blooming Prairie. This improvement was partially offset by the impact of the hurricanes in Florida in the three months ended October 31, 2004.

Other Expense (Income)

Other expense (income) decreased $0.6 million to $1.3 million for the quarter ended October 31, 2004 from $1.9 million for the quarter ended October 31, 2003. At $1.4 million, interest expense for the quarter ended October 31, 2004 was $0.9 million lower than for the quarter ended October 31, 2003. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher average debt levels as a result of our recent facility expansions and an increase in inventory levels to support the growth in our business. Other expense (income) for the quarter ended October 31, 2003 included a special item of $0.3 million in income related to the change in the fair value of financial instruments. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this assignment, these "ineffective" swaps will not be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

Income Taxes

Our effective income tax rate was 39.0% for the quarters ended October 31, 2004 and 2003. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $3.3 million to $9.9 million, or $0.24 per diluted share, for the quarter ended October 31, 2004, compared to $6.6 million, or $0.16 per diluted share, for the quarter ended October 31, 2003. Net income, including special items, increased $3.1 million to $9.9 million, or $0.24 per diluted share, for the quarter ended October 31, 2004, compared to $6.8 million, or $0.17 per diluted share, for the quarter ended October 31, 2003.

Special Items

There were no special items in the quarter ended October 31, 2004. The following table presents a reconciliation of income and per share items excluding special items to income and per share items including special items for the quarter ended October 31, 2003:

----------------------------------------------------------------------------------------------------
Quarter ended October 31, 2003                                 Pretax                   Per diluted
(in thousands, except per share data)                          income     Net of tax       share
                                                            ----------------------------------------

Income, excluding special items:                              $10,806        $6,591        $0.16
Special items - Income (Expense):
Interest rate swap agreement (change in fair value
of financial instruments)                                         304           186         0.01

----------------------------------------------------------------------------------------------------
Income, including special items:                              $11,110        $6,777        $0.17
====================================================================================================

The non-cash item from the change in fair value on interest rate swap agreements was caused by favorable changes in interest rate yield curves. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were "ineffective" hedges as a result of the options held by the counter parties that could extend the original term of the interest rate swap agreements. Applicable accounting treatment required that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within "accumulated other comprehensive income" in our statement of stockholders' equity. The changes in fair value are dependent upon the forward looking yield curves for each swap. The May 2003 agreement is an "effective" hedge and therefore does not require this treatment. We believe that our October 1998 and August 2001 agreements were special items that are excludable as non-recurring items. First, we only intend to enter into "effective" hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for the second quarter of fiscal 2004 that increased our diluted earnings per share by $0.01, and in the first quarter of fiscal 2003, we recorded a negative change in fair value that decreased our diluted earnings per share by $0.03. If we were prohibited from excluding this item as a special item, it would artificially inflate our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The new credit facility replaced an existing $150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 1.25%. The $250 million credit facility matures on March 31, 2008. This increased credit facility will support our working capital requirements in the ordinary course of business and provide capital to grow our business organically or through acquisitions. As of October 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $245.2 million, with remaining availability of $134.7 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Net cash provided by operations was $4.8 million for the three months ended October 31, 2004 and was the result of net income and the change in cash collected from customers net of cash paid to vendors and an $18.1 million investment in inventory. The increase in inventory levels relate to supporting increased sales with wider product assortment and availability. Days in inventory improved to 49 days at October 31, 2004 compared to 50 days at October 31, 2003. Days sales outstanding remained consistent at 24 days at October 31, 2004 and 2003. Net cash provided by operations was $10.3 million for the three months ended October 31, 2003 and was due to the change in cash collected from customers, net of cash paid to vendors, and partially offset by increased inventory levels of $17.5 million as a result of increased sales. Working capital increased by $4.5 million, or 4.2%, to $113.8 million at October 31, 2004 compared to working capital of $109.2 million at July 31, 2004.

Net cash used in investing activities was $3.6 million for the three months ended October 31, 2004 compared to $2.3 million for the same period last year and was primarily due to capital expenditures.

Net cash used in financing activities was $9.1 million for the quarter ended October 31, 2004 primarily due to repayments of long-term debt and repayments on our $250 million secured revolving credit facility, partially offset by proceeds from the exercise of stock options. Net cash used in financing activities was $1.5 million for the quarter ended October 31, 2003, due to repayments of long-term debt and repayments on our $150 million secured revolving credit facility, partially offset by proceeds from the exercise of stock options.

In May 2003, we entered into an interest rate swap agreement. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS No. 133.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2004.

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

Use of Non-GAAP Results

      Financial measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles ("GAAP") are referred to as non-GAAP financial measures. To supplement our financial statements presented on a GAAP basis, we use non-GAAP additional measures of operating results, net earnings and earnings per share adjusted to exclude special items. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special items are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and its marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with generally accepted accounting principles in the United States. A comparison and reconciliation from non-GAAP to GAAP results is included in the table under "Special Items" above.

Certain Factors That May Affect Future Results

This Form 10-Q and the documents incorporated by reference in this Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Form 10-Q could have an adverse effect on our business, results of operations and financial position.

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

      A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

      o     maintaining the customer base;

      o     optimizing of delivery routes;

      o     coordinating administrative, distribution and finance functions; and

      o     integrating management information systems and personnel.

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

   We depend heavily on our principal customers

      Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. Our current distribution arrangement with our largest customer, Whole Foods Market, has been extended and is in effect through December 31, 2004. Whole Foods Market accounted for approximately 26% of our net sales during the quarters ended October 31, 2004 and 2003, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. For the quarter ended October 31, 2004, Wild Oats Markets accounted for approximately 12% of our net sales. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

   We are dependent on a number of key executives

      Management of our business is substantially dependent upon the services of Richard Antonelli (President of United Distribution), Daniel V. Atwood (Senior Vice President of Marketing and Secretary), Michael D. Beaudry (Vice President of Distribution), Barclay Hope (President of Albert's Organics), Rick D. Puckett (Chief Financial Officer and Treasurer), Steven H. Townsend (Chairman, President and Chief Executive Officer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

   Union-organizing activities could cause labor relations difficulties

      As of October 31, 2004, we had approximately 4,000 full and part-time employees. An aggregate of approximately 420, or 10.5%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

   Access to capital and the cost of that capital

      We have a secured revolving credit facility with available credit under it of $250 million at an interest rate of LIBOR plus 1.25% maturing on March 31, 2008. As of October 31, 2004, our borrowing base, based on accounts receivable and inventory levels, was $245.2 million, with remaining availability of $134.7 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market risks results primarily from fluctuations in interest rates on our borrowings. As more fully described in the notes to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b) Changes in internal controls. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

--------------------------------------------------------------------------------
Exhibit  No.  Description
--------------------------------------------------------------------------------
10.1          2004 Equity Incentive Plan.
--------------------------------------------------------------------------------
31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------

Reports on Form 8-K

August 31, 2004     The Company announced its financial results for the fiscal year ended July 31, 2004.


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


                                  UNITED NATURAL FOODS, INC.



                                  /s/ Rick D. Puckett
                                  -----------------------------------
                                  Rick D. Puckett
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Dated:  December 10, 2004