Form 10-Q
period 2005-01-31
UNITED NATURAL FOODS INC
filed 2005-03-14
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2005

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

As of March 11, 2005, there were 40,863,678 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2005

TABLE OF CONTENTS


Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                    3

          Condensed Consolidated Statements of Income (unaudited)              4

          Condensed Consolidated Statements of Cash Flows (unaudited)          5

          Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.   Management's Discussion and Analysis of Financial Condition         11
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           25

Item 4.   Controls and Procedures                                             25

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 6.   Exhibits and Reports on Form 8-K                                    26

          Signatures                                                          28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           UNITED NATURAL FOODS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands, except per share amounts)

                                                                            January 31,   July 31,
                                                                               2005         2004
                                                                           -----------    --------

ASSETS
Current assets:
    Cash                                                                    $   4,198    $  13,633
    Accounts receivable, net                                                  139,990      106,178
    Notes receivable, trade                                                       766          772
    Inventories                                                               214,738      196,171
    Prepaid expenses                                                            9,524        7,007
    Deferred income taxes                                                       8,061        7,610
                                                                            ---------    ---------
       Total current assets                                                   377,277      331,371

Property & equipment, net                                                     117,747      114,140

Other assets:
    Goodwill                                                                   67,240       57,242
    Notes receivable, trade, net                                                1,960        1,601
    Intangible assets, net                                                        373          154
    Other, net                                                                  5,665        4,259
                                                                            ---------    ---------
       Total assets                                                         $ 570,262    $ 508,767
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  91,500    $  80,875
    Notes payable - line of credit                                            129,826      107,004
    Accrued expenses and other current liabilities                             30,791       29,501
    Current portion of long-term debt                                           6,078        4,766
                                                                            ---------    ---------
       Total current liabilities                                              258,195      222,146

  Long-term debt, excluding current portion                                    38,317       43,978
  Deferred income taxes                                                         8,127        7,730
  Other long-term liabilities                                                     490          137
                                                                            ---------    ---------
       Total liabilities                                                      305,129      273,991
                                                                            ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value, authorized 5,000 shares;
      none issued and outstanding                                                  --           --
    Common stock, $0.01 par value, authorized 50,000 shares;
      40,792 and 40,118 issued and outstanding at January 31, 2005
      and July 31, 2004, respectively                                             408          401
    Additional paid-in capital                                                112,365      101,118
    Unallocated shares of ESOP                                                 (1,686)      (1,768)
    Accumulated other comprehensive income                                        153          240
    Retained earnings                                                         153,893      134,785
                                                                            ---------    ---------
       Total stockholders' equity                                             265,133      234,776
                                                                            ---------    ---------
Total liabilities and stockholders' equity                                  $ 570,262    $ 508,767
                                                                            =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                              Quarters ended           Six months ended
                                                                January 31,               January 31,
                                                            2005         2004         2005         2004

Net sales                                                $ 504,710    $ 393,248    $ 982,252    $ 774,631
Cost of sales (Note 1)                                     409,385      314,463      794,484      619,673
                                                         ---------    ---------    ---------    ---------
                 Gross profit                               95,325       78,785      187,768      154,958

Operating expenses                                          78,577       65,386      153,173      128,318
Restructuring charge                                            --           --          170           --
Amortization of intangibles                                    172          234          314          466
                                                         ---------    ---------    ---------    ---------
                Total operating expenses                    78,749       65,620      153,657      128,784
                                                         ---------    ---------    ---------    ---------
                Operating income                            16,576       13,165       34,111       26,174
                                                         ---------    ---------    ---------    ---------

Other expense (income):
         Interest expense                                    1,577        2,133        3,010        4,454
         Change in fair value of financial instruments          --         (400)          --         (704)
         Other, net                                           (122)        (112)        (223)        (230)
                                                         ---------    ---------    ---------    ---------
                 Total other expense                         1,455        1,621        2,787        3,520
                                                         ---------    ---------    ---------    ---------

Income before income taxes                                  15,121       11,544       31,324       22,654

Income taxes                                                 5,897        4,502       12,216        8,835
                                                         ---------    ---------    ---------    ---------
                Net income                               $   9,224    $   7,042    $  19,108    $  13,819
                                                         =========    =========    =========    =========

Per share data (basic):

Net income                                               $    0.23    $    0.18    $    0.47    $    0.35
                                                         =========    =========    =========    =========

Weighted average shares of common stock                     40,400       39,196       40,261       39,124
                                                         =========    =========    =========    =========

Per share data (diluted):

Net income                                               $    0.22    $    0.17    $    0.46    $    0.34
                                                         =========    =========    =========    =========

Weighted average shares of common stock                     41,495       40,750       41,369       40,563
                                                         =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Six months ended January 31,
                                                                     2005        2004
                                                                  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 19,108    $ 13,819
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                    6,438       5,531
    Change in fair value of financial instruments                       --        (704)
    Loss on disposals of property and equipment                        (12)        (22)
    Provision for doubtful accounts                                    998       1,320
    Deferred income tax benefit                                         --         450
    Changes in assets and liabilities, net of acquired companies:
      Accounts receivable                                          (31,408)    (10,861)
      Inventory                                                    (14,359)    (17,185)
      Prepaid expenses and other assets                             (4,010)     (1,743)
      Notes receivable, trade                                         (353)     (1,722)
      Accounts payable                                               5,756      11,943
      Accrued expenses and other liabilities                          (181)     (1,838)
      Financial instruments                                             --      (5,400)
      Tax effect of stock option exercises                           5,193         921
                                                                  --------------------
    Net cash used in operating activities                          (12,830)     (5,941)
                                                                  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (9,039)     (9,335)
  Purchases of acquired businesses, net of cash acquired            (6,168)         (6)
  Proceeds from sale of property and equipment                         114         141
                                                                  --------------------
    Net cash used in investing activities                          (15,093)     (9,200)
                                                                  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under note payable                                 17,101      10,328
  Proceeds from exercise of stock options                            6,061       2,759
  Repayments of long-term debt                                      (4,349)     (2,098)
  Principal payments on capital lease obligations                     (325)       (537)
  Proceeds from issuance of long-term debt                              --       9,904
                                                                  --------------------
    Net cash provided by financing activities                       18,488      20,356
                                                                  --------------------

NET (DECREASE) INCREASE IN CASH                                     (9,435)      5,215
Cash at beginning of period                                         13,633       3,645
                                                                  --------------------
Cash at end of period                                             $  4,198    $  8,860
                                                                  ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for:

  Interest                                                        $  3,067    $  4,354
                                                                  ====================
  Income taxes                                                    $  6,062    $  9,079
                                                                  ====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 (Unaudited)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                      Quarters ended       Six months ended
                                                      --------------       ----------------
                                                        January 31,          January 31,
                                                        -----------          ----------
                                                     2005       2004       2005         2004
                                                   -------    -------    --------     --------

Net income - as reported                           $ 9,224    $ 7,042    $ 19,108     $ 13,819
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                  (5,287)      (729)     (6,178)      (1,399)
                                                   -------    -------    --------     --------
Net income - pro forma                             $ 3,937    $ 6,313    $ 12,930     $ 12,420
                                                   -------    -------    --------     --------


Basic earnings per share

          As reported                              $  0.23    $  0.18    $   0.47     $   0.35
                                                   -------    -------    --------     --------
          Pro forma                                $  0.10    $  0.16    $   0.33     $   0.32
                                                   -------    -------    --------     --------

Diluted earnings per share
          As reported                              $  0.22    $  0.17    $   0.46     $   0.34
                                                   -------    -------    --------     --------
          Pro forma                                $  0.10    $  0.15    $   0.32     $   0.31
                                                   -------    -------    --------     --------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters and the six months ended January 31, 2005 and 2004:

                                           Quarters ended January 31,  Six months ended January 31,
                                           --------------------------  ----------------------------
                                                2005          2004          2005          2004
                                              -------       -------       --------      --------

Expected volatility                            41.4%         49.6%         41.4%         49.7%
Dividend yield                                  0.0%          0.0%          0.0%          0.0%
Risk free interest rate                         3.15%         3.70%         3.15%         3.70%
Expected life                              3.25 years    3.25 years    3.25 years    3.27 years


An average vesting period of four years was used for the assumption regarding stock options granted, except for options for 844,200 shares that were granted in the second quarter of fiscal 2005 that vested immediately. The after-tax effect of the accelerated vesting is included in stock-based employee compensation expense in the table above and amounted to $4.8 million, or $0.12 per pro-forma diluted share. Shares obtained upon the exercise of options issued under this grant become eligible to be sold in four equal annual installments, beginning on the first anniversary of the grant date. The Company took this as an opportunity to reduce costs in future periods as a result of SFAS 123R, which the Company is expected to adopt in the first quarter of fiscal 2006 (See Note
9). Generally, options granted to officers and other key employees become exercisable in one-quarter increments beginning on the first anniversary of the grant date.

At January 31, 2005, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be "non-statutory stock options." Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors and are typically four years for employees and two years for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. In the six months ended January 31, 2005, the Company granted options for the purchase of 855,200 shares under the Plans.

At January 31, 2005, the Company also had the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. In the six months ended January 31, 2005, the Company did not make any grants under the 2004 Plan.

3.    RESTRUCTURING CHARGE

In the first quarter of fiscal 2005, the Company's management approved and implemented plans to restructure certain of its operations at its Mounds View, Minnesota distribution facility, because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $170,000 restructuring charge in the first quarter of fiscal 2005 is associated primarily with severance costs related to the termination of approximately 85 employees at this facility. This closing was completed in the second quarter of fiscal 2005.

4.    EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                   Quarters ended      Six months ended
                                                     January 31,         January 31,
                                                  ----------------    -----------------

(In thousands)                                      2005      2004      2005      2004
                                                  ------    ------    ------    ------

Basic weighted average shares outstanding         40,400    39,196    40,261    39,124

Net effect of dilutive stock options based upon
the treasury stock method                          1,095     1,554     1,108     1,439
                                                  ------    ------    ------    ------

Diluted weighted average shares outstanding       41,495    40,750    41,369    40,563
                                                  ======    ======    ======    ======

There were 3,000 and 326 anti-dilutive stock options for the quarters ended January 31, 2005 and 2004, respectively. For the six months ended January 31, 2005 and 2004, there were 742,750 and 246,144 anti-dilutive stock options, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

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

On December 29, 2003, the Company assigned and transferred all of its obligations of its two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. The Company recorded $0.4 million and $0.7 million of income in the statement of operations for the quarter ended January 31, 2004 and six months ended January 31, 2004, respectively, on these interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

The Company entered into an interest rate swap agreement effective May 2003. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133. The Company recorded an asset of $0.2 million as of January 31, 2005, and a corresponding increase to accumulated other comprehensive income, net of taxes, in the condensed consolidated balance sheet to reflect the fair value of the instrument.

6.    COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended January 31, 2005 amounted to $9,457,000 as compared to $6,810,000 in the same period in the prior year. For the six months ended January 31, 2005 and 2004, comprehensive income amounted to $19,022,000 and $13,195,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 5.

7.    ACQUISITION

On December 20, 2004, the Company acquired by merger privately held Select Nutrition Distributors, Inc. ("Select Nutrition"), distributor of health and beauty aids and vitamins, minerals and supplements, which serviced customers nationwide from two warehouse facilities in Philadelphia, Pennsylvania and Visalia, California, for cash consideration and debt assumed of approximately $12.6 million. The acquisition was financed by borrowings against the Company's line of credit. The operating results of Select Nutrition have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $9.7 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's wholesale segment.

8.    BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other" with corporate operating expenses that are not allocated to operating divisions. "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. "Other" also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company's headquarters located in Dayville, Connecticut. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses."

Following is business segment information for the periods indicated:

                                                                                          Unallocated
                                                Wholesale       Other      Eliminations     Expenses    Consolidated
                                                ---------       -----      ------------    -----------  ------------

Three months ended January 31, 2005:
Net sales                                       $494,526       $17,497     $  (7,313)                    $504,710
Operating income (loss)                           17,722          (926)         (220)                      16,576
Interest expense                                                                            $1,577          1,577
Other, net                                                                                    (122)          (122)
Income before income taxes                                                                                 15,121
Depreciation and amortization                      3,063           283            --                        3,346
Capital expenditures                               5,229           220            --                        5,449
Total assets                                     719,569        45,651      (194,958)                     570,262

Three months ended January 31, 2004:
Net sales                                       $382,549       $17,922     $  (7,223)                    $393,248
Operating income (loss)                           13,976          (785)          (26)                      13,165
Interest expense                                                                            $2,133          2,133
Other, net                                                                                    (512)          (512)
Income before income taxes                                                                                 11,544
Depreciation and amortization                      2,479           308            --                        2,787
Capital expenditures                               6,849           157            --                        7,006
Total assets                                     619,693        41,805      (193,060)                     468,438

                                                                                           Unallocated
                                                Wholesale       Other       Eliminations     Expenses    Consolidated
                                                ---------       -----       ------------     --------    ------------
Six months ended January 31, 2005:
Net sales                                       $963,075       $35,236     $ (16,059)                    $982,252
Operating income (loss)                           36,506        (2,165)         (230)                      34,111
Interest expense                                                                            $3,010          3,010
Other, net                                                                                    (223)          (223)
Income before income taxes                                                                                 31,324
Depreciation and amortization                      5,824           614            --                        6,438
Capital expenditures                               8,748           291            --                        9,039
Total assets                                     719,569        45,651      (194,958)                     570,262

Six months ended January 31, 2004:
Net sales                                       $753,706       $35,794     $ (14,869)                    $774,631
Operating income (loss)                           28,317        (2,037)         (106)                      26,174
Interest expense                                                                            $4,454          4,454
Other, net                                                                                    (934)          (934)
Income before income taxes                                                                                 22,654
Depreciation and amortization                      4,924           607            --                        5,531
Capital expenditures                               9,108           227            --                        9,335
Total assets                                     619,693        41,805      (193,060)                     468,438

9.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 ("SFAS 151"), Inventory Costs: an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period beginning after June 15, 2005; therefore, the Company is expected to adopt SFAS 123R in its first quarter of fiscal 2006. Management is currently evaluating the specific impacts of adoption.

10.   SUBSEQUENT EVENT

On March 1, 2005, the Company announced the purchase of a new facility in Rocklin, California and its plans to move the Auburn, California operations to this facility by September 2005. The new facility is 487,000 square feet and will serve as a distribution hub for customers in northern California and surrounding states. The purchase of this facility was financed by borrowings against the Company's line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 21,000 customers, including independently owned natural products retailers, supernatural chains, (which are comprised of large chains of natural foods supermarkets), and conventional supermarkets located across the United States. Our other distribution channels include food service, international customers and buying clubs. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, entry into new sales channels, the acquisition of or merger with natural products distributors and the expansion of our existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, Inc. ("NRG), we also own and operate 12 natural products retail stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports Company, Inc. ("Hershey Imports"), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. ("Whole Foods Market") for more than 10 years. We renewed our primary distribution agreement with Whole Foods Market in December 2004 for an additional three years. During fiscal 2004, we also entered into and consummated a five-year primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets"). We had previously served as primary distributor for Wild Oats Markets through August 2002.

Since our formation, we have completed a number of acquisitions of distributors and suppliers, including Hershey Imports, Albert's Organics, Inc. ("Albert's Organics"), and NRG, all of which have expanded our distribution network, product offerings and customer base. In the second quarter of fiscal 2005, we acquired Select Nutrition Distributors, Inc. ("Select Nutrition"). Our operations are comprised of three principal divisions:

      o our Wholesale Division, which includes our Eastern Region, Western Region, Albert's Organics and Select Nutrition;

      o     our Retail Division, which consists of 12 retail stores; and

      o     our Manufacturing Division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

      o     investing in people, facilities, equipment and technology;

      o     entering into new channels of business

      o expanding marketing and customer service programs across the regions;

      o     expanding national purchasing opportunities;

      o consolidating systems applications among physical locations and regions;

      o     integrating administrative and accounting functions; and

      o     reducing geographic overlap between regions.

In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the recent expansions of our facilities located in Iowa City, Iowa and Dayville, Connecticut in fiscal 2004. In November 2004, we announced our intention to expand our Midwest operations by opening a new distribution center in Greenwood, Indiana. The new 309,000 square foot facility is scheduled to commence operations in July 2005 and will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In March 2005, we announced the purchase of a new facility in Rocklin, California and our plans to move our Auburn, California operations to this facility by September 2005. The new facility is 487,000 square feet and will serve as a distribution hub for customers in northern California and surrounding states. It will also be the largest facility in our nationwide distribution network.

The additional storage space in our Iowa City, Iowa and Dayville, Connecticut facilities allows for more product diversity and the elimination of outside storage expenses. We expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Having completed the Iowa City and Dayville facilities expansion and with the new facilities in Greenwood, Indiana and Rocklin, California, we have now added approximately 1,556,000 square feet to our distribution centers since fiscal 2000, representing a 105% increase in our distribution capacity. Our current capacity utilization is 70%.

In addition, we continue to increase our leading market share of the growing natural products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and penetrate into new sales channels and new regions of distribution, particularly in the Midwest market. Our strategy is to continue to provide the leading distribution solution to the natural products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts paid to us by customers for shipping and handling. The principal components of our cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts paid by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership
Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than our cost of sales.

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

      Allowance for doubtful accounts

      We analyze customer creditworthiness, accounts and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $140.0 million and $106.2 million, net of the allowance for doubtful accounts of $5.2 million and $5.6 million, as of January 31, 2005 and July 31, 2004, respectively. Our notes receivable balance was $2.7 million and $2.4 million, net of the allowance of doubtful accounts of $4.5 million and $4.2 million, as of January 31, 2005 and July 31, 2004, respectively.

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

      Valuation of goodwill and intangible assets

      SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. Total goodwill was $67.2 million and $57.2 million, as of January 31, 2005 and July 31, 2004, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                               Quarters ended         Six Months Ended
                                                                 January 31,            January 31,
                                                             -------------------     -------------------
                                                              2005        2004        2005        2004
                                                             -------------------     -------------------

Net sales                                                    100.0%      100.0%      100.0%      100.0%
Cost of sales                                                 81.1%       80.0%       80.9%       80.0%
                                                             -------------------     -------------------
                 Gross profit                                 18.9%       20.0%       19.1%       20.0%
                                                             -------------------     -------------------

Operating expenses                                            15.6%       16.6%       15.6%       16.6%
Restructuring charge                                           0.0%        0.0%        0.0%        0.0%
Amortization of intangibles                                    0.0%        0.1%        0.0%        0.1%
                                                             -------------------     -------------------
                Total operating expenses                      15.6%       16.7%       15.6%       16.6%*
                                                             -------------------     -------------------

                Operating income                               3.3%        3.3%        3.5%        3.4%
                                                             -------------------     -------------------

Other expense (income):
         Interest expense                                      0.3%        0.5%        0.3%        0.6%
         Change in fair value of financial instruments         0.0%       (0.1)%       0.0%       (0.1)%
         Other, net                                           (0.0)%      (0.0)%      (0.0)%      (0.0)%
                                                             -------------------     -------------------
         Total other expense                                   0.3%        0.4%        0.3%        0.5%
                                                             -------------------     -------------------

         Income before income taxes                            3.0%        2.9%        3.2%        2.9%

Income taxes                                                   1.2%        1.1%        1.2%        1.1%
                                                             -------------------     -------------------

Net income                                                     1.8%        1.8%        1.9%*       1.8%
                                                             ===================     ===================

* Total reflects rounding

Quarter Ended January 31, 2005 Compared To Quarter Ended January 31, 2004

Net Sales

Our net sales increased approximately 28.3%, or $111.5 million, to $504.7 million for the quarter ended January 31, 2005 from $393.2 million for the quarter ended January 31, 2004. This increase was due to organic growth in our wholesale segment of 14.5%, the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the inclusion of sales related to Select Nutrition that were not included in fiscal 2004. Our organic growth is due to the continued growth of the natural products industry in general, increased market share and the expansion of our existing distribution centers.

For the quarter ended January 31, 2005, we experienced growth in all channels with the most significant growth in the supernatural chains distribution channel, which includes sales to Whole Foods Market and Wild Oats Markets. This was primarily due to the increase in sales to Wild Oats Markets discussed above.

In the quarter ended January 31, 2005, Whole Foods Market comprised approximately 26.3% of net sales and Wild Oats Markets comprised approximately 11.6% of net sales. In the second quarter of fiscal 2004, Whole Foods Market comprised approximately 26.6% of net sales and was the only customer that accounted for more than 10% of net sales. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served.

The following table lists the percentage of sales by customer channel for the quarters ended January 31, 2005 and 2004:

    Customer channel                                  Percentage of Net Sales
    ----------------                                  -----------------------
                                                         2005        2004
                                                         ----        ----
    Independently owned natural products retailers        45%         51%
    Supernatural chains                                   38%         28%
    Mass Market                                           13%         15%
    Other                                                  4%          6%

The shift in our sales mix to supernatural chains from independently owned natural products retailers was the result of the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the continued strong growth in this channel.

Gross Profit

Our gross profit increased approximately 21.0%, or $16.5 million, to $95.3 million for the quarter ended January 31, 2005 from $78.8 million for the quarter ended January 31, 2004. Our gross profit as a percentage of net sales was 18.9% and 20.0% for the quarters ended January 31, 2005 and 2004, respectively. This decrease in gross profit as a percentage of net sales in comparison to the quarter ended January 31, 2004 was primarily the result of the change in our sales mix to supernatural chains, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. In addition, we initiated an aggressive product rationalization program in the second quarter of fiscal 2005 which will continue through the third quarter. As our sales channel mix has shifted, we expect gross margins to be in the low 19 percent range in the future.

Total Operating Expenses

Total operating expenses, excluding special items, increased approximately 20.5%, or $13.3 million, to $78.4 million for the quarter ended January 31, 2005 from $65.1 million for the quarter ended January 31, 2004. As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.5% for the quarter ended January 31, 2005 from approximately 16.5% for the quarter ended January 31, 2004. The increase in total operating expenses, excluding special items, for the quarter ended January 31, 2005 was due to the increase in our infrastructure to support our continued sales growth, an increase in fuel costs as a percentage of sales of 25 basis points and the inclusion of approximately one and a half months of operating expenses related to Select Nutrition that were not included in the quarter ended January 31, 2004. Total operating expenses for the quarter ended January 31, 2005 included a special item of $0.4 million for certain labor costs associated with the closing of our Mounds View, Minnesota facility. Total operating expenses for the quarter ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Total operating expenses, including special items, increased approximately 20.0%, or $13.1 million, to $78.7 million from $65.6 million for the quarter ended January 31, 2004.

As a percentage of sales, total operating expenses, including special items, decreased to 15.6% for the quarter ended January 31, 2005 from 16.7% for the quarter ended January 31, 2004. The decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in salaries and wages as a percentage of sales due to improved operating efficiencies. The improved operating efficiencies were a result of our recent facility expansions and recent integration of management information systems following our fiscal 2003 acquisition of Blooming Prairie Cooperative. This improvement was partially offset by higher fuel costs and the inclusion of approximately one and a half months of operating expenses related to Select Nutrition that were not included in the quarter ended January 31, 2004.

Operating Income

Operating income, excluding special items, increased $3.2 million to $16.9 million for the quarter ended January 31, 2005 from $13.7 million for the quarter ended January 31, 2004. As a percentage of sales, operating income, excluding special items, decreased from 3.5% for the quarter ended January 31, 2004 to 3.4% for the quarter ended January 31, 2005. Operating income for the quarter ended January 31, 2005 included a special item of $0.4 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility. Excluding the incremental fuel costs and Select Nutrition, operating income would have been approximately 3.7%. Operating income for the quarter ended January 31, 2004 included a special item of $0.6 million of start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income, including special items, was $16.6 million for the quarter ended January 31, 2005 and $13.2 million for the quarter January 31, 2004. Operating income, including special items, as a percentage of sales, remained consistent at 3.3% for the quarters ended January 31, 2005 and January 31, 2004.

Other Expense (Income)

Other expense, excluding special items, decreased $0.6 million to $1.5 million for the quarter ended January 31, 2005 from $2.0 million for the quarter ended January 31, 2004. Interest expense for the quarter ended January 31, 2005 was $1.6 million, $0.6 million lower than for the quarter ended January 31, 2004. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher average debt levels as a result of our acquisition of Select Nutrition in the second quarter of fiscal 2005, recent facility expansions and an increase in inventory levels to support the growth in our business. Other expense (income) for the quarter ended January 31, 2004 included a special item of $0.4 million in income related to the change in the fair value of financial instruments. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this assignment, these "ineffective" swaps will not be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004. Other expense including special items decreased $0.2 million from $1.6 million for the quarter ended January 31, 2004 to $1.5 million for the quarter ended January 31, 2005. The decrease in other expense including special items was primarily due to the decrease in interest expense discussed above and the novation of our two "ineffective" swap agreements.

Income Taxes

Our effective income tax rate was 39.0% for the quarters ended January 31, 2005 and 2004. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $2.3 million to $9.4 million, or $0.23 per diluted share, for the quarter ended January 31, 2005, compared to $7.1 million, or $0.18 per diluted share, for the quarter ended January 31, 2004. Net income, including special items, increased $2.2 million to $9.2 million, or $0.22 per diluted share, for the quarter ended January 31, 2005, compared to $7.0 million, or $0.17 per diluted share, for the quarter ended January 31, 2004.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share amounts excluding special items to income and per share amounts including special items:

------------------------------------------------------------------------------------------------------
Quarter ended January 31, 2005                                 Pretax                     Per diluted
(in thousands, except per share data)                          income      Net of tax        share
                                                              ----------------------------------------

Income, excluding special items:                                $15,474         $9,439          $0.23

Special items - Income/(Expense):
Related to the closing of the Mounds View,
Minnesota facility (included in operating
expenses)                                                          (353)          (215)         (0.01)

------------------------------------------------------------------------------------------------------
Income, including special items:                                $15,121         $9,224          $0.22
======================================================================================================

------------------------------------------------------------------------------------------------------
Quarter ended January 31, 2004                                 Pretax                      Per diluted
(in thousands, except per share data)                          income       Net of tax        share
                                                             -----------------------------------------

Income, excluding special items:                                $11,695        $7,134          $0.18
Special items - Income (Expense):
Wild Oats Markets, Inc. primary distributorship
start-up and transition related costs (included in
operating expenses)                                                (551)         (336)         (0.01)
Interest rate swap agreements (change in fair
value of financial instruments)                                     400           244           0.01

------------------------------------------------------------------------------------------------------
Income, including special items:                                $11,544        $7,042          $0.17*
======================================================================================================

* Total reflects rounding

The special item for the quarter ended January 31, 2005 included certain labor costs associated with the closing of the Mounds View, Minnesota facility. This closing was completed in the quarter ending January 31, 2005. Special items for the quarter ended January 31, 2004 included: (i) the start-up and transition costs of the new Wild Oats Markets primary distribution agreement consisting of certain equipment rental and labor costs and (ii) the non-cash items from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

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

Six Months Ended January 31, 2005 Compared To Six Months Ended January 31, 2004

Net Sales

Our net sales increased approximately 26.8%, or $207.6 million, to $982.3 million for the six months ended January 31, 2005 from $774.6 million for the six months ended January 31, 2004. This increase was due to due to organic growth in our wholesale segment of 13.4%, the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004, our organic growth and the inclusion of sales related to Select Nutrition that were not included in fiscal 2004. Our organic growth is due to the continued growth of the natural products industry in general, increased market share and the expansion of our existing distribution centers.

For the six months ended January 31, 2005, we experienced growth in all channels with the most significant growth in the supernatural chains distribution channel, which includes sales to Whole Foods Market and Wild Oats Markets. This was primarily due to the increase in sales to Wild Oats Markets discussed above.

In the six months ended January 31, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.7% of net sales. In the six months ended January 31, 2004, Whole Foods Market comprised approximately 26.4% of net sales and was the only customer that accounted for more than 10% of net sales. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served.

The following table lists the percentage of sales by customer channel for the six months ended January 31, 2005 and 2004:

   Customer channel                                  Percentage of Net Sales
   ----------------                                  -----------------------
                                                       2005          2004
                                                       ----          ----
   Independently owned natural products retailers       45%           50%
   Supernatural chains                                  38%           29%
   Mass Market                                          13%           15%
   Other                                                 4%            5%

The shift in our sales mix to supernatural chains from independently owned natural products retailers was the result of the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the continued strong growth in this channel.

Gross Profit

Our gross profit increased approximately 21.2%, or $32.8 million, to $187.8 million for the six months ended January 31, 2005 from $155.0 million for the six months ended January 31, 2004. Our gross profit as a percentage of net sales was 19.1% and 20.0% for the six months ended January 31, 2005 and 2004, respectively. The decrease in gross profit as a percentage of net sales in comparison to the six months ended January 31, 2004 was the result of an increase in the sales to supernaturals as part of our overall sales mix, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. In addition, we initiated an aggressive product rationalization program in the second quarter of fiscal 2005 which will continue through the third quarter. As our sales channel mix has shifted, we expect gross margins to be in the low 19 percent range in the future.

Operating Expenses

Total operating expenses, excluding special items, increased approximately 19.6%, or $25.1 million, to $153.3 million for the six months ended January 31, 2005 from $128.2 million for the six months ended January 31, 2004. As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.6% for the six months ended January 31, 2005 from approximately 16.6% for the six months ended January 31, 2004. The approximately $25.1 million increase in total operating expenses excluding special items for the six months ended January 31, 2005 was due to the increase in our infrastructure to support our continued sales growth, an increase in fuel costs as a percentage of sales of 18 basis points and the inclusion of approximately one and a half months of operating expenses related to Select Nutrition that were not included in the six months ended January 31, 2004. In addition, the hurricanes which devastated Florida in the first quarter of fiscal 2005 increased operating expenses by approximately $0.5 million and we recorded a $0.2 million restructuring charge in the first quarter of fiscal 2005 related to severance costs, which resulted from our plan to reduce operations at our Mounds View, Minnesota facility. Total operating expenses for the six months ended January 31, 2005 included a special item of $0.4 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility. Total operating expenses for the six months ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Total operating expenses, including special items, increased approximately 19.3%, or $24.9 million, to $153.7 million for the six months ended January 31, 2005 from $128.8 million for the six months ended January 31, 2004. As a percentage of sales, total operating expenses, including special items, decreased to 15.6% for the six months ended January 31, 2005 from 16.6% for the six months ended January 31, 2004 as operating expenses grew at a slower rate than sales.

Operating Income

Operating income, excluding special items, increased $7.9 million to $34.6 million for the six months ended January 31, 2005 from $26.7 million for the six months ended January 31, 2004. As a percentage of sales, operating income, excluding special items, remained consistent at 3.5% for the six months ended January 31, 2005 and 2004. Operating income for the six months ended January 31, 2005 included a special item of $0.4 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility. Excluding the incremental fuel costs and Select Nutrition, operating income would have been approximately 3.7%. Operating income for the six months ended January 31, 2004 included a special item of $0.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income, including special items, was $34.1 million for the six months ended January 31, 2005 and $26.2 million for the six months ended January 31, 2004. Operating income, including special items, as a percentage of sales, increased to 3.5% for the six months ended January 31, 2005 compared to 3.4% for the six months ended January 31, 2004.

Other Expense (Income)

Other expense, excluding special items, decreased $1.4 million to $2.8 million for the six months ended January 31, 2005 from $4.2 million for the six months ended January 31, 2004. Interest expense for the six months ended January 31, 2005 was $3.0 million compared to $4.5 million for the six months ended January 31, 2004. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher average debt levels as a result of our acquisition of Select Nutrition in the second quarter of fiscal 2005, recent facility expansions and an increase in inventory levels to support the growth in our business. Other expense (income), including special items, decreased by $0.7 million resulting in expense of $2.8 million for the six months ended January 31, 2005 compared to expense of $3.5 million for the six months ended January 31, 2004. This decrease was due to the novation of our "ineffective" swap agreements and decreased interest expense as discussed above. These "ineffective" swaps were included as a special item for the six months ended January 31, 2004.

Income Taxes

Our effective income tax rate was 39.0% for the six months ended January 31, 2005 and 2004. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $5.6 million to $19.3 million, or $0.47 per diluted share, for the six months ended January 31, 2005, compared to $13.7 million, or $0.34 per diluted share, for the six months ended January 31, 2004. Net income, including special items, increased $5.3 million to $19.1 million, or $0.46 per diluted share, for the six months ended January 31, 2005, compared to $13.8 million, or $0.34 per diluted share, for the six months ended January 31, 2004.

Special Items

The following table presents, for the periods indicated, a reconciliation of income and per share amounts excluding special items to income and per share amounts including special items:

--------------------------------------------------------------------------------------------------------
Six months ended January 31, 2005                               Pretax                       Per diluted
(in thousands, except per share data)                           income       Net of tax         share
                                                             -------------------------------------------

Income, excluding special items:                               $31,677        $19,323          $0.47
Special items - Income (Expense):
Related to the closing of the Mounds View,
Minnesota facility (included in operating
expenses)                                                         (353)          (215)         (0.01)

--------------------------------------------------------------------------------------------------------
Income, including special items:                               $31,324        $19,108          $0.46
========================================================================================================

--------------------------------------------------------------------------------------------------------
Six months ended January 31, 2004                               Pretax                       Per diluted
(in thousands, except per share data)                           income       Net of tax         share
                                                             -------------------------------------------

Income, excluding special items:                               $22,501        $13,726          $0.34
Special items - Income (Expense):
Wild Oats Markets, Inc. primary distributorship
transition related costs (included in operating
expenses)                                                         (551)          (336)         (0.01)
Interest rate swap agreements (change in fair value
of financial instruments)                                          704            429           0.01

--------------------------------------------------------------------------------------------------------
Income, including special items:                               $22,654        $13,819          $0.34
========================================================================================================

The special item for the six months ended January 31, 2005 included certain labor costs associated with the closing of the Mounds View, Minnesota facility. This closing was completed in the quarter ending January 31, 2005. Special items for the six months ended January 31, 2004 included: (i) the start-up and transition costs of the new Wild Oats Markets primary distribution agreement consisting of certain equipment rental and labor costs and (ii) the non-cash items from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

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

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The amended and restated credit facility replaced an existing $150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 0.90%. The $250 million credit facility matures on March 31, 2008. This increased credit facility will support our working capital requirements in the ordinary course of business and provide capital to grow our business organically or through acquisitions. As of January 31, 2005, our borrowing base, based on accounts receivable and inventory levels, was $245.9 million, with remaining availability of $105.1 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Net cash used in operations was $12.8 million for the six months ended January 31, 2005 and was the result of net income and the change in cash collected from customers net of cash paid to vendors and a $14.4 million investment in inventory. The increase in inventory levels relate to supporting increased sales with wider product assortment and availability. Days in inventory improved to 48 days at January 31, 2005 compared to 51 days at July 31, 2004. Days sales outstanding increased to 25 days at January 31, 2005 from 24 days at July 31, 2004. Net cash used in operations was $5.9 million for the six months ended January 31, 2004 and was due to the change in cash collected from customers, net of cash paid to vendors, partially offset by increased inventory levels of $17.2 million as a result of increased sales. Working capital increased by $9.9 million, or 9.0%, to $119.1 million at January 31, 2005, compared to working capital of $109.2 million at July 31, 2004.

Net cash used in investing activities increased $5.9 million to $15.1 million for the six months ended January 31, 2005 compared to $9.2 million for the same period last year. The increase was due to the acquisition of Select Nutrition in December 2004.

Net cash provided by financing activities was $18.5 million for the six months ended January 31, 2005 primarily due to $17.1 million in borrowings under our $250 million secured revolving credit facility and proceeds from the exercise of stock options, partially offset by repayments of long-term debt. Net cash provided by financing activities was $20.4 million for the six months ended January 31, 2004, due to the $10.0 million in additional long-term debt and borrowings under our secured revolving credit facility, and proceeds from the exercise of stock options, partially offset by $2.1 million in repayments of our long-term debt.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 ("SFAS 151"), Inventory Costs: an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt SFAS 123R in our first quarter of fiscal 2006. Management is currently evaluating the specific impacts of adoption.

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

   We depend heavily on our principal customers

      Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served. Whole Foods Market accounted for approximately 26.3% and 26.6% of our net sales during the quarters ended January 31, 2005 and 2004, respectively, and 26.0% and 26.4% of our net sales for the six months ended January 31, 2005 and 2004, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. For the quarter and six months ended January 31, 2005, Wild Oats Markets accounted for approximately 11.6% and 11.7% of our net sales, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

   Union-organizing activities could cause labor relations difficulties

      As of January 31, 2005, we had approximately 4,000 full and part-time employees. An aggregate of approximately 420, or 10.5%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

   Access to capital and the cost of that capital

      We have a secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.90% maturing on March 31, 2008. As of January 31, 2005, our borrowing base, based on accounts receivable and inventory levels, was $245.9 million, with remaining availability of $105.1 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 1, 2004, the stockholders of the Company considered and voted on three proposals:

1. Election of Directors. The stockholders elected Gordon D. Barker, Gail A. Graham and Thomas B. Simone, to serve as Class II directors for the ensuing three years. The terms of office as directors of Steven Townsend, Joseph M. Cianciolo, Michael S. Funk and James P. Heffernan continued after the Annual Meeting. The stockholders voted in the following manner:

------------------------------------------------------------------------
       Name                      Votes "FOR"            Votes "WITHHELD"
------------------------------------------------------------------------

------------------------------------------------------------------------
Gordon D. Barker                 36,840,328                  1,349,472
------------------------------------------------------------------------
Gail A. Graham                   36,944,090                  1,245,710
------------------------------------------------------------------------
Thomas B. Simone                 35,698,032                  2,491,768
------------------------------------------------------------------------

2. Adoption and approval of the 2004 Equity Incentive Plan. The stockholders voted in the following manner: (i) 23,700,284 votes were cast "FOR" the proposal; (ii) 9,380,697 votes were cast "AGAINST" the proposal; and (iii) 19,865 votes were cast to "ABSTAIN" from the proposal.

3. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ended July 31, 2005. The stockholders voted in the following manner: (i) 38,078,804 votes were cast "FOR" the proposal; (ii) 101,570 votes were cast "AGAINST" the proposal; and (iii) 9,426 votes were cast to "ABSTAIN" from the proposal.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

--------------------------------------------------------------------------------
Exhibit  No.   Description
--------------------------------------------------------------------------------
3.1            Amended and Restated Certificate of Incorporation
--------------------------------------------------------------------------------
3.2            Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation
--------------------------------------------------------------------------------
10.1 (1)       Distribution Agreement between the Registrant and Whole Foods
               Market, Inc. dated January 1, 2005
--------------------------------------------------------------------------------
10.2           First Amendment to Amended and Restated Loan and Security
               Agreement dated December 30, 2004
--------------------------------------------------------------------------------
31.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
31.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------
32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
--------------------------------------------------------------------------------
32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO
--------------------------------------------------------------------------------

(1) Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Reports on Form 8-K

November 23, 2004        The Company announced plans to open a new distribution
                         facility in Greenwood, Indiana.

December 1, 2004         The Company announced its financial results for the
                         fiscal quarter ended October 31, 2004.

December 7, 2004         The Company announced certain appointments to the
                         Company's Board of Directors and the results of the Company's annual meeting of stockholders.

December 8, 2004         The Company announced certain appointments to the
                         Company's Board of Directors and the results of the Company's annual meeting of stockholders.

December 23, 2004        The Company announced the acquisition of Select
                         Nutrition Distributors, Inc.

December 29, 2004        The Company announced the definitive three-year
                         distribution agreement with Whole Foods Market.

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

Dated:  March 14, 2005