Form 10-Q
period 2005-04-30
UNITED NATURAL FOODS INC
filed 2005-06-09
CIK 1020859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2005

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

As of June 2, 2005, there were 41,048,010 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

UNITED NATURAL FOODS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2005

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)                    3

         Condensed Consolidated Statements of Income (unaudited)              4

         Condensed Consolidated Statements of Cash Flows (unaudited)          5

         Notes to Condensed Consolidated Financial Statements (unaudited)     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           27

Item 4.  Controls and Procedures                                             27

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 6.  Exhibits and Reports on Form 8-K                                    27

         Signatures                                                          28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           UNITED NATURAL FOODS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (In thousands, except per share amounts)

                                                                            April 30,     July 31,
                                                                               2005         2004
                                                                           ----------    ---------

ASSETS
------
Current assets:
    Cash and cash equivalents                                               $   8,197    $  13,633
    Accounts receivable, net                                                  137,698      106,178
    Notes receivable, trade                                                       592          772
    Inventories                                                               228,746      196,171
    Prepaid expenses                                                           10,853        7,007
    Deferred income taxes                                                       8,117        7,610
                                                                            ---------    ---------
       Total current assets                                                   394,203      331,371
Property & equipment, net                                                     146,460      114,140

Other assets:
    Goodwill                                                                   64,744       57,242
    Notes receivable, trade, net                                                2,181        1,601
    Intangible assets, net                                                        338          154
    Other, net                                                                  5,770        4,259
                                                                                            64,744
                                                                            ---------    ---------
       Total assets                                                         $ 613,696    $ 508,767
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable - line of credit                                          $ 150,505    $ 107,004
    Accounts payable                                                          106,301       80,875
    Accrued expenses and other current liabilities                             26,399       29,501
    Current portion of long-term debt                                           5,834        4,766
                                                                            ---------    ---------
       Total current liabilities                                              289,039      222,146

  Long-term debt, excluding current portion                                    37,319       43,978
  Deferred income taxes                                                         6,469        7,730
  Other long-term liabilities                                                     551          137
                                                                            ---------    ---------
       Total liabilities                                                      333,378      273,991
                                                                            ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, authorized 5,000 shares; none issued
     and outstanding                                                               --           --
   Common stock, $0.01 par value, authorized 50,000 shares; 41,029 and
     40,118 issued and outstanding at April 30, 2005 and July 31, 2004,
     respectively                                                                 410          401
   Additional paid-in capital                                                 116,680      101,118
   Unallocated shares of ESOP                                                  (1,646)      (1,768)
   Accumulated other comprehensive income                                         296          240
   Retained earnings                                                          164,578      134,785
                                                                            ---------    ---------
       Total stockholders' equity                                             280,318      234,776
                                                                            ---------    ---------

Total liabilities and stockholders' equity                                  $ 613,696    $ 508,767
                                                                            =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                               Quarters ended               Nine months ended
                                                                 April 30,                      April 30,
                                                         ---------------------------   --------------------------
                                                             2005           2004           2005           2004
                                                         -----------    -----------    -----------    -----------

Net sales                                                $   534,335    $   448,900    $ 1,516,587    $ 1,223,530
Cost of sales (Note 1)                                       432,387        361,323      1,226,872        980,995
                                                         -----------    -----------    -----------    -----------
                Gross profit                                 101,948         87,577        289,715        242,535

Operating expenses                                            82,655         71,388        235,828        199,706
Restructuring charge                                              --             --            170             --
Amortization of intangibles                                      177            676            490          1,142
                                                         -----------    -----------    -----------    -----------
                Total operating expenses                      82,832         72,064        236,488        200,848
                                                         -----------    -----------    -----------    -----------
                Operating income                              19,116         15,513         53,227         41,687
                                                         -----------    -----------    -----------    -----------

Other expense (income):
         Interest expense                                      1,877          1,536          4,887          5,990
         Change in fair value of financial instruments            --             --             --           (704)
         Other, net                                             (136)          (128)          (359)          (358)
                                                         -----------    -----------    -----------    -----------
                Total other expense                            1,741          1,408          4,528          4,928
                                                         -----------    -----------    -----------    -----------

Income before income taxes                                    17,375         14,105         48,699         36,759

Income taxes                                                   6,689          5,501         18,906         14,336
                                                         -----------    -----------    -----------    -----------
                Net income                               $    10,686    $     8,604    $    29,793    $    22,423
                                                         ===========    ===========    ===========    ===========

Per share data (basic):

Net income                                               $      0.26    $      0.22    $      0.74    $      0.57
                                                         ===========    ===========    ===========    ===========

Weighted average shares of common stock                       40,900         39,648         40,470         39,296
                                                         ===========    ===========    ===========    ===========

Per share data (diluted):

Net income                                               $      0.26    $      0.21    $      0.72    $      0.55
                                                         ===========    ===========    ===========    ===========

Weighted average shares of common stock                       41,774         41,344         41,494         40,813
                                                         ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           UNITED NATURAL FOODS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                             Nine months ended April 30,
                                                                               2005               2004
                                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 29,793           $ 22,423
    Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
    Depreciation and amortization                                               9,944              8,807
    Change in fair value of financial instruments                                  --               (704)
    Loss on disposals of property and equipment                                   (26)               (61)
    Provision for doubtful accounts                                             1,378              2,521
    Changes in assets and liabilities, net of acquired companies:
           Accounts receivable                                                (29,151)           (22,504)
           Inventory                                                          (28,322)           (45,345)
           Prepaid expenses and other assets                                   (5,157)             1,050
           Notes receivable, trade                                               (400)            (1,108)
           Accounts payable                                                    20,557             29,344
           Accrued expenses and other current liabilities                      (4,131)              (907)
           Financial instruments                                                   --             (5,400)
           Tax benefit of stock options                                         7,167              3,870
                                                                           -----------------------------
      Net cash provided by (used in) operating activities                       1,652             (8,014)
                                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (41,197)           (18,989)
    Purchases of acquired businesses, net of cash acquired                     (6,219)                (6)
    Proceeds from sale of property and equipment                                  248                202
                                                                           -----------------------------
      Net cash used in investing activities                                   (47,168)           (18,793)
                                                                           -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable                                          37,781             18,344
    Proceeds from exercise of stock options                                     8,403              7,477
    Repayments of long-term debt                                               (5,591)            (3,302)
    Principal payments on capital lease obligations                              (513)              (759)
    Proceeds from issuance of long-term debt                                       --             10,204
                                                                           -----------------------------
      Net cash provided by financing activities                                40,080             31,964
                                                                           -----------------------------

NET (DECREASE) INCREASE IN CASH:                                               (5,436)             5,157
Cash and cash equivalents at beginning of period                               13,633              3,645
                                                                           -----------------------------
Cash and cash equivalents at end of period                                   $  8,197           $  8,802
                                                                           =============================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                             $  4,903           $  5,788
                                                                           =============================
        Income taxes                                                         $ 14,107           $  9,686
                                                                           =============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 (Unaudited)

1. BASIS OF PRESENTATION

United Natural Foods, Inc. (the "Company") is a distributor and retailer of natural and organic products. The Company primarily sells its products throughout the United States.

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

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts paid to the Company by customers for shipping and handling. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts paid by the Company for shipping and handling, depreciation for manufacturing equipment at the Company's manufacturing segment, Hershey Imports Company, Inc. and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

                                                         Quarters ended           Nine months ended
                                                            April 30,                 April 30,
                                                         --------------           -----------------
                                                        2005        2004          2005        2004
                                                      --------    --------      --------    --------

Net income - as reported                              $ 10,686    $  8,604      $ 29,793    $ 22,423
Deduct:
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                      (702)       (895)       (7,160)     (2,294)
                                                      --------    --------      --------    --------
Net income - pro forma                                $  9,984    $  7,709      $ 22,633    $ 20,129

Basic earnings per share
          As reported                                 $   0.26    $   0.22      $   0.74    $   0.57
                                                      --------    --------      --------    --------
          Pro forma                                   $   0.24    $   0.20      $   0.56    $   0.52
                                                      --------    --------      --------    --------

Diluted earnings per share
          As reported                                 $   0.26    $   0.21      $   0.72    $   0.55
                                                      --------    --------      --------    --------
          Pro forma                                   $   0.24    $   0.19      $   0.55    $   0.50
                                                      --------    --------      --------    --------

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in the quarters and the nine months ended April 30, 2005 and 2004:

                               Quarters ended April 30,       Nine months ended April 30,
                               -------------------------     -----------------------------
                                  2005           2004           2005               2004
                               ----------     ----------     ----------         ----------

Expected volatility                 40.9%          45.8%          41.4%              49.7%
Dividend yield                       0.0%           0.0%           0.0%               0.0%
Risk free interest rate             3.47%          3.01%          3.16%              3.70%
Expected life                  3.25 years     3.25 years     3.25 years         3.27 years
                               ----------     ----------     ----------         ----------

An average vesting period of four years was used for the assumption regarding stock options granted, except for options for 844,200 shares that were granted in the second quarter of fiscal 2005 that vested immediately. The after-tax effect of the accelerated vesting is included in stock-based employee compensation expense in the table above for the nine months ended April 30, 2005 and amounted to $4.8 million, or $0.12 per pro-forma diluted share. Shares obtained upon the exercise of options issued under this grant become eligible to be sold in four equal annual installments, beginning on the first anniversary of the grant date. The Company took this as an opportunity to reduce costs in future periods as a result of SFAS No. 123R ("SFAS 123R"), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which the Company is expected to adopt in the first quarter of fiscal 2006 (See Note 9). Generally, options granted to officers and other key employees become exercisable in one-quarter increments beginning on the first anniversary of the grant date.

At April 30, 2005, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be "non-statutory stock options." Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors and are typically four years for employees and two years for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. In the nine months ended April 30, 2005, the Company granted options for the purchase of 864,550 shares under the Plans.

At April 30, 2005, the Company also had the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. In the nine months ended April 30, 2005, the Company did not make any grants under the 2004 Plan.

3. RESTRUCTURING CHARGE

In the first quarter of fiscal 2005, the Company's management approved and implemented plans to restructure certain of its operations at its Mounds View, Minnesota distribution facility, because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $170,000 restructuring charge in the first quarter of fiscal 2005 is associated primarily with severance costs related to the termination of approximately 85 employees at this facility. This closing was completed in the third quarter of fiscal 2005.

4. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

                                                      Quarters ended     Nine months ended
                                                         April 30,           April 30,
                                                      ---------------     ---------------
(In thousands)                                         2005     2004       2005     2004
                                                      ------   ------     ------   ------

Basic weighted average shares outstanding             40,900   39,648     40,470   39,296

Net effect of dilutive stock options based upon the
  treasury stock method                                  874    1,696      1,024    1,517
                                                      ------   ------     ------   ------

Diluted weighted average shares outstanding           41,774   41,344     41,494   40,813
                                                      ======   ======     ======   ======

For the quarter ended April 30, 2005, there were 6,350 anti-dilutive stock options. There were no anti-dilutive stock options for the quarter ended April 30, 2004. For the nine months ended April 30, 2005 and 2004, there were 856,550 and 6,000 anti-dilutive stock options, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

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

On December 29, 2003, the Company assigned and transferred all of its obligations of its two "ineffective" interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. The Company recorded $0.7 million of income in the statement of operations in the nine months ended April 30, 2004 on these interest rate swap agreements and related option agreements to reflect the change in fair value of the financial instruments.

The Company entered into an interest rate swap agreement effective May 2003. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the Company's effective rate on the notional amount at 5.18%. The swap agreement qualifies as an "effective" hedge under SFAS 133. The Company recorded an asset of $0.5 million as of April 30, 2005, and a corresponding increase to accumulated other comprehensive income, net of taxes, in the condensed consolidated balance sheet to reflect the fair value of the instrument.

6. COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended April 30, 2005 amounted to $10,829,000 as compared to $9,131,000 in the same period in the prior year. For the nine months ended April 30, 2005 and 2004, comprehensive income amounted to $29,850,000 and $22,326,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the May 2003 swap agreement discussed in Note 5.

7. ACQUISITION

On December 20, 2004, the Company acquired by merger privately held Select Nutrition Distributors, Inc. ("Select Nutrition"), distributor of health and beauty aids and vitamins, minerals and supplements, which serviced customers nationwide from two warehouse facilities in Philadelphia, Pennsylvania and Visalia, California, for cash consideration and debt assumed of approximately $12.6 million. The acquisition was financed by borrowings against the Company's line of credit. The operating results of Select Nutrition have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $7.2 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company's wholesale segment.

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

Following is business segment information for the periods indicated:

                                                                                              Unallocated
                                             Wholesale         Other        Eliminations       Expenses        Consolidated
                                             ---------         -----        ------------       --------        ------------
Three months ended April 30, 2005:
Net sales                                     $523,833         $18,849         $(8,347)                            $534,335
Operating income (loss)                         20,820          (1,740)             36                               19,116
Interest expense                                                                                 $1,877               1,877
Other, net                                                                                         (136)               (136)
Income before income taxes                                                                                           17,375
Depreciation and amortization                    3,246             255              --                                3,501
Capital expenditures                            31,230             128              --                               31,358
Total assets                                   749,313          60,078        (195,695)                             613,696

Three months ended April 30, 2004:
Net sales                                     $438,455         $18,355         $(7,910)                            $448,900
Operating income (loss)                         16,756          (1,351)            108                               15,513
Interest expense                                                                                 $1,536               1,536
Other, net                                                                                         (128)               (128)
Income before income taxes                                                                                           14,105
Depreciation and amortization                    2,997             279                                                3,276
Capital expenditures                             9,430             224                                                9,654
Total assets                                   663,845          41,132        (194,669)                             510,308

                                                                                              Unallocated
                                             Wholesale         Other        Eliminations       Expenses        Consolidated
                                             ---------         -----        ------------       --------        ------------
Nine months ended April 30, 2005:
Net sales                                   $1,486,908         $54,085       $ (24,406)                          $1,516,587
Operating income (loss)                         57,327          (3,906)           (194)                              53,227
Interest expense                                                                                 $4,887               4,887
Other, net                                                                                         (359)               (359)
Income before income taxes                                                                                           48,699
Depreciation and amortization                    9,118             826              --                                9,944
Capital expenditures                            40,776             421              --                               41,197
Total assets                                   749,313          60,078        (195,695)                             613,696

Nine months ended April 30, 2004:
Net sales                                   $1,192,161         $54,149        $(22,780)                          $1,223,530
Operating income (loss)                         45,073          (3,389)              3                               41,687
Interest expense                                                                                 $5,990               5,990
Other, net                                                                                       (1,062)             (1,062)
Income before income taxes                                                                                           36,759
Depreciation and amortization                    7,921             886                                                8,807
Capital expenditures                            18,538             451                                               18,989
Total assets                                   663,845          41,132        (194,669)                             510,308

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

In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The original provisions of SFAS 123R were effective for the first interim reporting period that begin after June 15, 2005. The U.S. Securities and Exchange Commission has extended this Statement's effective date to be the first interim or annual reporting period of a registrant's first fiscal year beginning on or after June 15, 2005. As a result, the Statement is still effective for the Company beginning with the first quarter of 2006. Therefore, the Company is expected to adopt SFAS 123R in its first quarter of fiscal 2006. Management is currently evaluating the specific impacts of adoption.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. This Statement is effective for the Company beginning with the fourth quarter of 2005. The Company does not believe that the adoption of FIN 47 will have a material impact on our consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 20,000 customers, including independently owned natural products retailers, supernatural chains, (which are comprised of large chains of natural foods supermarkets), and conventional supermarkets located across the United States. Our other distribution channels include food service, international customers and buying clubs. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, entry into new sales channels, the acquisition of, or merger with, natural products distributors and the expansion of our existing distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Through our subsidiary, the Natural Retail Group, Inc. ("NRG), we also own and operate 12 natural products retail stores located primarily in Florida. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports Company, Inc. ("Hershey Imports"), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. ("Whole Foods Market") for more than 10 years. We renewed our primary distribution agreement with Whole Foods Market in December 2004 for an additional three years. During fiscal 2004, we also entered into and consummated a five-year primary distribution agreement with Wild Oats Markets, Inc. ("Wild Oats Markets"). We had previously served as primary distributor for Wild Oats Markets through August 2002.

Since our formation, we have completed a number of acquisitions of distributors and suppliers, including Hershey Imports, Albert's Organics, Inc. ("Albert's Organics"), and NRG, all of which have expanded our distribution network, product offerings and customer base. In the second quarter of fiscal 2005, we acquired Select Nutrition Distributors, Inc. ("Select Nutrition"). Our operations are comprised of three principal divisions:

      o our Wholesale Division, which includes United Distribution, Albert's Organics and Select Nutrition;

      o     our Retail Division, which consists of 12 retail stores; and

      o     our Manufacturing Division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

      o     investing in people, facilities, equipment and technology;

      o     developing additional private label products;

      o     entering into new channels of business

      o expanding marketing and customer service programs across the regions;

      o     expanding national purchasing opportunities;

      o consolidating systems applications among physical locations and regions;

      o     integrating administrative and accounting functions; and

      o     reducing geographic overlap between regions.

In addition, our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made considerable capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansions of our facilities located in Iowa City, Iowa and Dayville, Connecticut in fiscal 2004. In November 2004, we announced our intention to expand our Midwest operations by opening a new distribution center in Greenwood, Indiana. The new 309,000 square foot facility is scheduled to commence operations in July 2005 and will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In March 2005, we announced the purchase of a new facility in Rocklin, California and our plans to move our Auburn, California operations to this facility by September 2005. The new facility is 487,000 square feet and will serve as a distribution hub for customers in northern California and surrounding states. It will also be the largest facility in our nationwide distribution network.

The additional storage space in our Iowa City, Iowa and Dayville, Connecticut facilities allows for more product diversity and the elimination of outside storage expenses. We expect the efficiencies created by expanding our Iowa City and Dayville facilities to lower our expenses relative to sales over the long-term. Having completed the Iowa City and Dayville facilities expansion and with the new facilities in Greenwood, Indiana and Rocklin, California, we will have added approximately 1,556,000 square feet to our distribution centers since fiscal 2000, representing a 105% increase in our distribution capacity. Our current capacity utilization, excluding the facilities in Greenwood, Indiana and Rocklin, California, is 73%.

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

   Allowance for doubtful accounts

      We analyze customer creditworthiness, accounts and notes receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $137.7 million and $106.2 million, net of the allowance for doubtful accounts of $3.9 million and $5.6 million, as of April 30, 2005 and July 31, 2004, respectively. Our notes receivable balance was $2.8 million and $2.4 million, net of the allowance of doubtful accounts of $5.1 million and $4.2 million, as of April 30, 2005 and July 31, 2004, respectively.

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

   Valuation of goodwill and intangible assets

      SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of July 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. Total goodwill was $64.7 million and $57.2 million, as of April 30, 2005 and July 31, 2004, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

                                                         Quarters ended            Nine Months Ended
                                                           April 30,                   April 30,
                                                    ---------------------------  -----------------------
                                                       2005            2004        2005           2004
                                                    ---------------------------  -----------------------

Net sales                                             100.0%          100.0%      100.0%         100.0%
Cost of sales                                          80.9%           80.5%       80.9%          80.2%
                                                    ---------------------------  -----------------------
                Gross profit                           19.1%           19.5%       19.1%          19.8%
                                                    ---------------------------  -----------------------

Operating expenses                                     15.5%           15.9%       15.5%          16.3%
Restructuring charge                                    0.0%            0.0%        0.0%           0.0%
Amortization of intangibles                             0.0%            0.2%        0.0%           0.1%
                                                    ---------------------------  -----------------------
                Total operating expenses               15.5%           16.1%       15.6%*         16.4%
                                                    ---------------------------  -----------------------

                Operating income                        3.6%            3.5%        3.5%           3.4%
                                                    ---------------------------  -----------------------

Other expense (income):
         Interest expense                               0.4%            0.3%        0.3%           0.5%
         Change in fair value of financial
           instruments                                  0.0%            0.0%        0.0%          (0.1)%
         Other, net                                    (0.0)%          (0.0)%      (0.0)%         (0.0)%
                                                    ---------------------------  -----------------------
         Total other expense                            0.3%*           0.3%        0.3%           0.4%
                                                    ---------------------------  -----------------------

         Income before income taxes                     3.3%            3.1%*       3.2%           3.0%

Income taxes                                            1.3%            1.2%        1.2%           1.2%
                                                    ---------------------------  -----------------------

Net income                                              2.0%            1.9%        2.0%           1.8%
                                                    ===========================  =======================

* Total reflects rounding

Quarter Ended April 30, 2005 Compared To Quarter Ended April 30, 2004

Net Sales

Our net sales increased approximately 19.0%, or $85.4 million, to $534.3 million for the quarter ended April 30, 2005 from $448.9 million for the quarter ended April 30, 2004. This increase was due to organic growth in our wholesale segment of 14.6%, the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the inclusion of sales related to Select Nutrition that were not included in fiscal 2004. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through better service and added value services, and the expansion of our existing distribution centers.

For the quarter ended April 30, 2005, we experienced growth in all channels with the most significant growth in the supernatural chains distribution channel, which includes sales to Whole Foods Market and Wild Oats Markets.

In the quarter ended April 30, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.3% of net sales. In the third quarter of fiscal 2004, Whole Foods Market comprised approximately 25.1% of net sales and was the only customer that accounted for more than 10% of net sales.

The following table lists the percentage of sales by customer channel for the quarters ended April 30, 2005 and 2004:

Customer channel                                         Percentage of Net Sales
----------------                                         -----------------------
                                                           2005          2004
                                                           ----          ----
Independently owned natural products retailers             46%            47%
Supernatural chains                                        37%            34%
SuperMarket                                                13%            14%
Other                                                       4%            5%

The shift in our sales mix to supernatural chains from independently owned natural products retailers was the result of the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the continued strong growth in this channel.

Gross Profit

Our gross profit increased approximately 16.4%, or $14.3 million, to $101.9 million for the quarter ended April 30, 2005 from $87.6 million for the quarter ended April 30, 2004. Our gross profit as a percentage of net sales was 19.1% and 19.5% for the quarters ended April 30, 2005 and 2004, respectively. This decrease in gross profit as a percentage of net sales in comparison to the quarter ended April 30, 2004 was primarily the result of the change in our sales mix to supernatural chains, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. In addition, we initiated an aggressive product rationalization program in the second quarter of fiscal 2005 which will continue through the fiscal year. As our sales channel mix has shifted, we expect gross margins to be in the low 19 percent range in the future.

Total Operating Expenses

Total operating expenses, excluding special items, increased approximately 16.4%, or $11.6 million, to $82.7 million for the quarter ended April 30, 2005 from $71.1 million for the quarter ended April 30, 2004. As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.5% for the quarter ended April 30, 2005 from approximately 15.8% for the quarter ended April 30, 2004. The increase in total operating expenses, excluding special items, for the quarter ended April 30, 2005 was due to the increase in our infrastructure to support our continued sales growth, an increase in fuel costs as a percentage of sales of 22 basis points and the inclusion of operating expenses related to Select Nutrition that were not included in the quarter ended April 30, 2004. Total operating expenses for the quarter ended April 30, 2005 included a special item of $0.1 million for certain non-recurring labor costs associated with the closing of our Mounds View, Minnesota facility and costs related to the opening of the Greenwood, Indiana facility. Total operating expenses for the quarter ended April 30, 2004 included a special item of $1.0 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Total operating expenses, including special items, increased approximately 14.9%, or $10.7 million, to $82.8 million from $72.1 million for the quarter ended April 30, 2004.

As a percentage of sales, total operating expenses, including special items, decreased to 15.5% for the quarter ended April 30, 2005 from 16.1% for the quarter ended April 30, 2004. The decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in salaries and wages as a percentage of sales due to improved operating efficiencies and sales growth. The improved operating efficiencies were a result of our recent facility expansions and recent integration of management information systems following our fiscal 2003 acquisition of Blooming Prairie Cooperative. This improvement was partially offset by higher fuel costs and the inclusion of a full quarter of operating expenses related to Select Nutrition that were not included in the quarter ended April 30, 2004.

Operating Income

Operating income, excluding special items, increased $2.7 million to $19.2 million for the quarter ended April 30, 2005 from $16.5 million for the quarter ended April 30, 2004. As a percentage of sales, operating income, excluding special items, decreased from 3.7% for the quarter ended April 30, 2004 to 3.6% for the quarter ended April 30, 2005. Operating income for the quarter ended

April 30, 2005 included a special item of $0.1 million for certain non-recurring labor costs associated with the closing of the Mounds View, Minnesota facility and costs related to the opening of the Greenwood, Indiana facility. Excluding the incremental effect of higher fuel costs and the results of Select Nutrition, operating income would have been approximately 3.8%. Operating income for the quarter ended April 30, 2004 included a special item of $1.0 million of start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income, including special items, was $19.1 million for the quarter ended April 30, 2005 and $15.5 million for the quarter April 30, 2004. Operating income, including special items, as a percentage of sales, improved from 3.5% for the quarter ended April 30, 2004 to 3.6% for the quarter ended April 30, 2005.

Other Expense (Income)

Other expense increased $0.3 million to $1.7 million for the quarter ended April 30, 2005 from $1.4 million for the quarter ended April 30, 2004. Interest expense for the quarter ended April 30, 2005 increased to $1.9 million from $1.5 million in the quarter ended April 30, 2004. The increase in interest expense was due to higher average debt levels as a result of our acquisition of Select Nutrition in the second quarter of fiscal 2005, recent facility expansions and an increase in inventory levels to support the growth in our business combined with rising interest rates.

 Income Taxes

Our effective income tax rate was 38.5% and 39.0% for the quarters ended April 30, 2005 and 2004, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $1.6 million to $10.8 million, or $0.26 per diluted share, for the quarter ended April 30, 2005, compared to $9.2 million, or $0.22 per diluted share, for the quarter ended April 30, 2004. Net income, including special items, increased $2.1 million to $10.7 million, or $0.26 per diluted share, for the quarter ended April 30, 2005, compared to $8.6 million, or $0.21 per diluted share, for the quarter ended April 30, 2004.

Special Items

The following tables present, for the periods indicated, a reconciliation of income and per share amounts excluding special items to income and per share amounts including special items:

-----------------------------------------------------------------------------------------------
Quarter ended April 30, 2005                               Pretax                   Per diluted
(in thousands, except per share data)                      income      Net of tax      share
                                                          -------------------------------------

Income, excluding special items:                          $17,489        $10,756        $0.26

Special items - Income/(Expense):

Related to the closing of the Mounds View, Minnesota
facility (included in operating expenses)                    (103)           (63)       (0.00)

Related to the opening of the Greenwood, Indiana
facility (included in operating expenses)                     (11)            (7)       (0.00)
-----------------------------------------------------------------------------------------------
Income, including special items:                          $17,375        $10,686        $0.26
===============================================================================================

-----------------------------------------------------------------------------------------------
Quarter ended April 30, 2004                               Pretax                   Per diluted
(in thousands, except per share data)                      income      Net of tax      share
                                                          -------------------------------------

Income, excluding special items:                           $15,115       $9,220        $0.22

Special items - Income/(Expense):

Wild Oats Markets, Inc. primary distributorship
start-up and transition related costs (included in
operating expenses)                                         (1,010)        (616)       (0.01)
-----------------------------------------------------------------------------------------------
Income, including special items:                           $14,105       $8,604        $0.21
===============================================================================================

The special items for the quarter ended April 30, 2005 included (i) certain labor costs associated with the closing of the Mounds View, Minnesota facility, which was completed in the quarter, and (ii) certain labor costs associated with opening the Greenwood, Indiana facility, which is planned to be completed by the end of July 2005. Special items for the quarter ended April 30, 2004 included start-up and transition costs associated with implementing the Company's primary distribution relationship with Wild Oats Markets consisting of certain equipment rental and labor costs.

Nine Months Ended April 30, 2005 Compared To Nine Months Ended April 30, 2004

Net Sales

Our net sales increased approximately 24.0%, or $293.1 million, to $1,517 million for the nine months ended April 30, 2005 from $1,224 million for the nine months ended April 30, 2004. This increase was due to organic growth in our wholesale segment of 13.9%, the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the inclusion of sales related to Select Nutrition since December 2004. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through better service and added value services, and the expansion of our existing distribution centers.

For the nine months ended April 30, 2005, we experienced growth in all channels with the most significant growth in the supernatural chains distribution channel, which includes sales to Whole Foods Market and Wild Oats Markets. This was primarily due to the increase in sales to Wild Oats Markets discussed above.

In the nine months ended April 30, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.6% of net sales. In the nine months ended April 30, 2004, Whole Foods Market comprised approximately 25.9% of net sales and was the only customer that accounted for more than 10% of net sales. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served.

The following table lists the percentage of sales by customer channel for the nine months ended April 30, 2005 and 2004:

Customer channel                                         Percentage of Net Sales
----------------                                         -----------------------
                                                           2005          2004
                                                           ----          ----
Independently owned natural products retailers             45%            49%
Supernatural chains                                        38%            31%
SuperMarket                                                13%            15%
Other                                                       4%            5%

The shift in our sales mix to supernatural chains from independently owned natural products retailers was the result of the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the continued strong growth in this channel.

Gross Profit

Our gross profit increased approximately 19.5%, or $47.2 million, to $289.7 million for the nine months ended April 30, 2005 from $242.5 million for the nine months ended April 30, 2004. Our gross profit as a percentage of net sales was 19.1% and 19.8% for the nine months ended April 30, 2005 and 2004, respectively. The decrease in gross profit as a percentage of net sales in comparison to the nine months ended April 30, 2004 was the result of an increase in the sales to supernaturals as part of our overall sales mix, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. In addition, we initiated an aggressive product rationalization program in the second quarter of fiscal 2005 which continued through the third quarter. As our sales channel mix has shifted, we expect gross margins to be in the low 19 percent range in the future.

Operating Expenses

Total operating expenses, excluding special items, increased approximately 18.4%, or $36.7 million, to $236.0 million for the nine months ended April 30, 2005 from $199.3 million for the nine months ended April 30, 2004. As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.6% for the nine months ended April 30, 2005 from approximately 16.3% for the nine months ended April 30, 2004. The approximately $36.7 million increase in total operating expenses excluding special items for the nine months ended April 30, 2005 was due to the increase in our infrastructure to support our continued sales growth, an increase in fuel costs as a percentage of sales of 19 basis points and the inclusion of approximately four and a half months of operating expenses related to Select Nutrition that were not included in the nine months ended April 30, 2004. In addition, the hurricanes which devastated Florida in the first quarter of fiscal 2005 increased operating expenses by approximately $0.5 million and we recorded a $0.2 million restructuring charge in the first quarter of fiscal 2005 related to severance costs, which resulted from our plan to reduce operations at our Mounds View, Minnesota facility. Total operating expenses for the nine months ended April 30, 2005 included a special item of $0.5 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility and costs related to the opening of the Greenwood, Indiana facility. Total operating expenses for the nine months ended April 30, 2004 included a special item of $1.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets.

Total operating expenses, including special items, increased approximately 17.7%, or $35.7 million, to $236.5 million for the nine months ended April 30, 2005 from $200.8 million for the nine months ended April 30, 2004. As a percentage of sales, total operating expenses, including special items, decreased to 15.6% for the nine months ended April 30, 2005 from 16.4% for the nine months ended April 30, 2004 as sales grew at a faster rate than operating expenses.

Operating Income

Operating income, excluding special items, increased $10.5 million to $53.7 million for the nine months ended April 30, 2005 from $43.2 million for the nine months ended April 30, 2004. As a percentage of sales, operating income, excluding special items, remained consistent at 3.5% for the nine months ended April 30, 2005 and 2004. Operating income for the nine months ended April 30, 2005 included a special item of $0.5 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility and costs related to the opening of the Greenwood, Indiana facility. Excluding the incremental effect of higher fuel costs and Select Nutrition, operating income would have been approximately 3.7%. Operating income for the nine months ended April 30, 2004 included a special item of $1.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Operating income, including special items, was $53.2 million for the nine months ended April 30, 2005 and $41.7 million for the nine months ended April 30, 2004. Operating income, including special items, as a percentage of sales, increased to 3.5% for the nine months ended April 30, 2005 compared to 3.4% for the nine months ended April 30, 2004.

Other Expense (Income)

Other expense, excluding special items, decreased $1.1 million to $4.5 million for the nine months ended April 30, 2005 from $5.6 million for the nine months ended April 30, 2004. Interest expense for the nine months ended April 30, 2005 was $4.9 million compared to $6.0 million for the nine months ended April 30, 2004. The decrease in interest expense was due to the novation of two of our interest rate swap agreements in December 2003, which served to lower our effective interest rate, partially offset by higher average debt levels as a result of our acquisition of Select Nutrition in the second quarter of fiscal 2005, recent facility expansions and an increase in inventory levels to support the growth in our business and rising interest rates. Other expense (income), including special items, decreased by $0.4 million resulting in expense of $4.5 million for the nine months ended April 30, 2005 compared to expense of $4.9 million for the nine months ended April 30, 2004. This decrease was due to the novation of our "ineffective" swap agreements and decreased interest expense as discussed above. These "ineffective" swaps were included as a special item for the nine months ended April 30, 2004.

Income Taxes

Our effective income tax rate was 38.8% and 39.0% for the nine months ended April 30, 2005 and 2004, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $7.1 million, or 31.1%, to $30.1 million, or $0.72 per diluted share, for the nine months ended April 30, 2005, compared to $22.9 million, or $0.56 per diluted share, for the nine months ended April 30, 2004. Net income, including special items, increased $7.4 million to $29.8 million, or $0.72 per diluted share, for the nine months ended April 30, 2005, compared to $22.4 million, or $0.55 per diluted share, for the nine months ended April 30, 2004.

Special Items

The following tables present, for the periods indicated, a reconciliation of income and per share amounts excluding special items to income and per share amounts including special items:

-----------------------------------------------------------------------------------------------
Nine months ended April 30, 2005                           Pretax                   Per diluted
(in thousands, except per share data)                      income      Net of tax      share
                                                          -------------------------------------

Income, excluding special items:                          $49,166        $30,079        $0.72

Special items - Income/(Expense):

Related to the closing of the Mounds View, Minnesota
facility (included in operating expenses)                    (456)          (279)       (0.01)

Related to the opening of the Greenwood, Indiana
facility (included in operating expenses)                     (11)            (7)       (0.00)
-----------------------------------------------------------------------------------------------
Income, including special items:                          $48,699        $29,793        $0.72*
===============================================================================================

-----------------------------------------------------------------------------------------------
Nine months ended April 30, 2004                           Pretax                   Per diluted
(in thousands, except per share data)                      income      Net of tax      share
                                                          -------------------------------------

Income, excluding special items:                             $37,616     $22,946        $0.56

Special items - Income/(Expense):

Wild Oats Markets, Inc. primary distributorship
transition related costs (included in operating
expenses)                                                   (1,561)         (952)       (0.02)

Interest rate swap agreements (change in fair value
of financial instruments)                                        704         429         0.01
-----------------------------------------------------------------------------------------------
Income, including special items:                             $36,759     $22,423        $0.55
===============================================================================================

* Total reflects rounding

The special items for the nine months ended April 30, 2005 included (i) certain labor costs associated with the closing of the Mounds View, Minnesota facility, which was completed in the quarter, and (ii) certain labor costs associated with opening the Greenwood, Indiana facility, which is planned to be completed by the end of July 2005. Special items for the nine months ended April 30, 2004 included: (i) the start-up and transition costs of the new Wild Oats Markets primary distribution agreement consisting of certain equipment rental and labor costs and (ii) the non-cash items from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. In December 2003, we assigned and transferred all of our obligations of our two "ineffective" interest rate swaps to a third party. As a result of this novation, these "ineffective" swaps will no longer be included as a special item for future fiscal periods. These "ineffective" swaps were included as a special item through the second quarter of fiscal 2004.

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

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities. On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The amended and restated credit facility replaced an existing $150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 0.90%. The $250 million credit facility matures on March 31, 2008. This increased credit facility will support our working capital requirements in the ordinary course of business and provide capital to grow our business organically or through acquisitions. As of April 30, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $87.6 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

We believe that our capital requirements for fiscal 2005 will be between $45 and $50 million and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. These expenditures will provide both new facilities and technologies that will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be lower than our anticipated fiscal 2005 requirements, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $1.7 million for the nine months ended April 30, 2005 and was the result of net income and the change in cash collected from customers net of cash paid to vendors and a $28.3 million investment in inventory. The increase in inventory levels relate to supporting increased sales with wider product assortment and availability. Days in inventory improved to 45 days at April 30, 2005 compared to 51 days at July 31, 2004. Days sales outstanding remained consistent at 24 days at April 30, 2005 and July 31, 2004. Net cash used in operations was $8.0 million for the nine months ended April 30, 2004 and was due to the change in cash collected from customers, net of cash paid to vendors, partially offset by increased inventory levels of $45.3 million as a result of increased sales. Working capital decreased by $4.1 million, or 3.7%, to $105.2 million at April 30, 2005, compared to working capital of $109.2 million at July 31, 2004.

Net cash used in investing activities increased $28.4 million to $47.2 million for the nine months ended April 30, 2005 compared to $18.8 million for the same period last year. The increase was due to the acquisition of Select Nutrition in December 2004, the purchase of the Rocklin, California facility and the expenditures related to opening the Greenwood, Indiana facility.

Net cash provided by financing activities was $40.1 million for the nine months ended April 30, 2005 primarily due to $37.8 million in borrowings under our $250 million secured revolving credit facility and proceeds from the exercise of stock options, partially offset by repayments of long-term debt and capital lease obligations. Net cash provided by financing activities was $32.0 million for the nine months ended April 30, 2004, due to $18.3 million in borrowings under our secured revolving credit facility, $10.2 million in additional long-term debt and proceeds from the exercise of stock options, partially offset by $4.1 million in repayments of our long-term debt and capital lease obligations.

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

In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements. The original provisions of SFAS 123R were effective for the first interim reporting period that begin after June 15, 2005. The U.S. Securities and Exchange Commission has extended this Statement's effective date to be the first interim or annual reporting period of a registrant's first fiscal year beginning on or after June 15, 2005. As a result, the Statement is still effective for the Company beginning with the first quarter of 2006. Therefore, we will adopt SFAS 123R in our first quarter of fiscal 2006. Management is currently evaluating the specific impacts of adoption.


In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. This Statement is effective for the Company beginning with the fourth quarter of 2005. We do not believe that the adoption of FIN 47 will have a material impact on our consolidated financial position or results of operations.

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

   We depend heavily on our principal customers

      Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served. Whole Foods Market accounted for approximately 26.0% and 25.1% of our net sales during the quarters ended April 30, 2005 and 2004, respectively, and 26.0% and 25.9% of our net sales for the nine months ended April 30, 2005 and 2004, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. For the quarter and nine months ended April 30, 2005, Wild Oats Markets accounted for approximately 11.3% and 11.6% of our net sales, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. No assurance can be given that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

   Union-organizing activities could cause labor relations difficulties

      As of April 30, 2005, we had approximately 4,000 full and part-time employees. An aggregate of approximately 420, or 10.5%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2005, respectively. Negotiations for the collective bargaining agreement which expires in June 2005 are in process. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

   Access to capital and the cost of that capital

      We have a secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.90% maturing on March 31, 2008. As of April 30, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $87.8 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions.

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

Exhibit  No.    Description

     31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO

     31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

Reports on Form 8-K

March 3, 2005     The Company announced its financial results for the quarter a nd six months ended January 31, 2005.
March 4, 2005     The Company announced the acquisition of a new distribution facility in Rocklin, California.

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

Dated:  June 9, 2005