Form 10-K
period 2005-07-31
UNITED NATURAL FOODS INC
filed 2005-10-13
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to   __________

Commission File Number:  0-21531

UNITED NATURAL FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Lake Road  Dayville, CT 06241

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:

(860) 779-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,289,438,660 based upon the closing price of the registrant’s common stock on the Nasdaq Stock Market® on January 31, 2005. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 3, 2005 was 41,422,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2005 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.                BUSINESS

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 20,000 customers, including independently owned natural products retailers, supernatural chains, which are comprised of large chains of natural foods supermarkets, and conventional supermarkets located across the United States. Our other distribution channels include food service, international and buying clubs. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. (“Whole Foods Market”), for more than 10 years. In December 2004, we renewed our primary distribution agreement with Whole Foods Market for an additional three years. During the third quarter of fiscal 2004, we entered into and consummated a five year primary distribution agreement with Wild Oats Markets, Inc. (“Wild Oats Markets”), the second largest supernatural chain in the United States. We had previously served as primary distributor for Wild Oats Markets through August 2002.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share through high quality service and broader product selection, and the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers and the construction of new distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our estimated market share increased from 6.5% to 8.3% from calendar 2003 to calendar 2004, based on industry data compiled by one of the industry’s leading trade publications, The Natural Foods Merchandiser. We also own and operate 12 natural products retail stores, located primarily in Florida, through our subsidiary, the Natural Retail Group, Inc. (“NRG”). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Import Company, Inc. (“Hershey Imports”), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

Since our formation, we have completed a number of acquisitions of distributors and suppliers, including Hershey Imports, Albert’s Organics, Inc. (“Albert’s”), and NRG, all of which have expanded our distribution network, product selection and customer base. During fiscal 2005, we acquired Select Nutrition Distributors, Inc. (“Select Nutrition”), and our subsidiary, Albert’s, acquired substantially all of the assets of Roots & Fruits Cooperative Produce (“Roots & Fruits”). Our operations are comprised of three principal divisions:

•       our wholesale division, which includes our broadline distribution, Albert’s and Select Nutrition;

•       our retail division, which consists of our 12 retail stores; and

•       our manufacturing division, which is comprised of Hershey Imports.

Natural Products Industry

Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the June 2005 issue of The Natural Foods Merchandiser, sales revenues for all types of natural products rose to $45.8 billion in 2004, an increase of approximately 6.9% over 2003. This increase in sales was driven primarily by growth in the following categories:

•       packaged grocery and fresh produce;

•       frozen and refrigerated meats, poultry and seafood;

•       bread and baked goods;

•       personal care products; and

•       dairy products.

The fastest growing categories in natural and organic products were personal care products, fresh meat and seafood, baked goods and pet products.

According to The Natural Foods Merchandiser, the continuing growth trend is driven by consumer desire for healthy, tasty and low-cost prepared food. More than half of American households represent “mid-level” organic customers, that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns continue to mount about health claims, food safety, irradiation and genetically modified organisms’ issues.

Competitive Advantages

We benefit from a number of significant competitive advantages including:

Market Leader with a Nationwide Presence

We are one of the few distributors capable of serving local and regional customers as well as the rapidly growing national supernatural and supermarket chains. We believe we have significant advantages over smaller, regional natural and organic products distributors as a result of our ability to:

•       expand marketing and customer service programs across regions;

•       expand national purchasing opportunities;

•       offer a broader product selection;

•       consolidate systems applications among physical locations and regions;

•       invest in people, facilities, equipment and technology;

•       integrate administrative and accounting functions; and

•       reduce geographic overlap between regions.

We were the first organic food distribution network in the United States to earn certification by Quality Assurance International, Inc. (“QAI”). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification comprises all of our distribution centers, except for our new facilities in Rocklin, California and Greenwood, Indiana, and the facilities used by our recent acquisitions, Select Nutrition and Roots & Fruits, all of which are currently undergoing the certification process.

Low Cost Distributor

In addition to our volume purchasing opportunities, a critical component of our position as a low cost provider is our management of warehouse and distribution costs. Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansions of our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004. We recently expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana in August 2005, which will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In March 2005, we announced the purchase of a new distribution center in Rocklin, California and our plans to move our Auburn, California operations to this facility by October 2005. The Rocklin facility is 487,000 square feet and will serve as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center will also be the largest facility in our nationwide distribution network.

Customer Relationships

We serve more than 20,000 customers across the United States and internationally. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. We have also been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than ten years. In December 2004, we renewed our primary distribution agreement with Whole Foods Market for an additional three years.

Our average distribution service level for fiscal 2005 was approximately 97%, which we believe is the highest in our industry. Distribution service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers’ “out of stocks.”  We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

We carry more than 40,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items.

Experienced Management Team and Employees with Significant Equity Stake

Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 16 acquisitions of distributors, manufacturers and suppliers, and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust, beneficially own in the aggregate approximately 8.3% of our common stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

Competition

Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) (“Tree of Life”). In addition to its natural and organic products, Tree of Life also distributes specialty food products, thereby diversifying its product selection, and markets its own private label program. Tree of Life has also earned QAI certification and has a European presence. We also compete with over 200 smaller regional and local distributors of ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets. Additionally, we compete with national, regional and local distributors of conventional groceries and, to a lesser extent, companies that distribute to their own retail facilities.

We believe that distributors in the natural products industry primarily compete on distribution service levels, product quality, depth of inventory selection, price and quality of customer service. We believe that we currently compete effectively with respect to each of these factors.

Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location. We believe that we currently compete effectively with respect to each of these factors.

Growth Strategy

Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural and organic products industry. Key elements of our strategy include:

Increase Market Share of the Growing Natural and Organic Products Industry

We intend to continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers’ business and continuing to expand and further penetrate new distribution territories, particularly in the Southern California and Midwest markets.

Expand Customer Base

We have expanded our number of customers served to more than 20,000 as of July 31, 2005. We plan to continue to expand our coverage of the highly fragmented natural and organic products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

Increase Market Share of Existing Customers’ Business

We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base. We intend to continue to seek to become the primary supplier for a majority of our customers by offering the broadest product selection in our industry at the most competitive prices. Since 1993, we have expanded our product offerings from approximately 14,000 to more than 40,000 individual products as of July 31, 2005.

Continue to Expand our Branded Products

We have launched a number of private label programs in order to present us and our customers with a broader selection of products. In addition, we believe our margins will be better for us and our customers through the sale of these products.

Expand into Other Channels of Distribution

We believe that we will be successful in expanding into the food service channel as well as further enhancing our presence in the international channel. We will continue to develop relationships and alliances with companies such as Sodexho Inc. and Aramark Corporation in the food service channel and look to enter other alliances in the international channel.

Continue to Expand and Penetrate into New Regions of Distribution

As discussed under “Competitive Advantages” above, we have made significant capital expenditures and incurred considerable expenses in connection with the construction of new or the expansion of existing distribution facilities. We will continue to selectively evaluate opportunities to build new facilities or to acquire distributors to fulfill existing markets and expand into new markets.

Continue to Improve Efficiency of Nationwide Distribution Network

We continually seek to improve our operating results by integrating our nationwide network utilizing the best practices within our industry and within each of our regions, which have formed our foundation. This focus on achieving improved economies of scale in purchasing, warehousing, transportation and general and administrative functions has led to continued improvements in our operating margin.

Continue to Provide the Leading Distribution Solution

Our strategy is to continue to provide the leading distribution solution to the natural and organic products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. The marketing services, many of which are supplier-sponsored, include monthly and thematic circular programs, in-store signage and assistance in product display. We believe that our high service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and our sophisticated warehousing, inventory control and distribution systems. Since 2002, we have had a strategic alliance with Living Naturally, LLC, a leading provider of marketing promotion and electronic ordering systems to the natural and organic products industry. We provide our customers access to Living Naturally’s suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

Products

Our extensive selection of high-quality natural and organic products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products in six product categories consisting of grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our private label products address certain needs or preferences of our customers, which are not otherwise being met by other suppliers.

We continuously evaluate potential new private branded and other products based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products which are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

Suppliers

We purchase our products from approximately 5,000 suppliers. The majority of our suppliers are based in the United States, but we also source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural and organic products suppliers seek distribution of their products through us is because we provide access to a large and growing national customer base, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell the suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. (“Hain”), accounted for approximately 7% of our total purchases in fiscal 2005. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases. Generally, we negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. We have commodity contracts with certain suppliers to purchase bulk items such as dried fruits, nuts, peas and beans. Our outstanding commitments for the purchase of inventory were approximately $22.7 million as of July 31, 2005.

We believe we are well positioned to respond to regional and local customer preferences for natural and organic products by decentralizing the majority of our purchasing decisions for most of our products. We believe that regional buyers are better suited to identify and to respond to local demands and preferences. Although each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, each region is required to participate in companywide purchasing programs that enable us to take advantage of our consolidated purchasing power. For example, we have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. In addition, we have implemented a number of national consumer circular programs, which have resulted in incremental sales growth for our customers, suppliers and ourselves.

Our purchasing staff works closely with suppliers to provide new and existing products. The suppliers assist in training our customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

We maintain a comprehensive quality assurance program. All of the products we sell that are represented as “organic” are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. In 2003, we became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification comprises all of our distribution centers, except for our new facilities in Rocklin, California and Greenwood, Indiana and the facilities used by our recent acquisitions, Select Nutrition and Roots & Fruits, all of which are currently undergoing the certification process.

Customers

We market our products to more than 20,000 customers across the United States and internationally. We maintain long-standing customer relationships with independently owned natural products retailers, supernatural chains and supermarket chains, and have continued to emphasize our relationships with new customers, such as national conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for fiscal 2005 were the following:

•       leading supernatural chains, representing Whole Foods Market (including Harry’s Farmers Market and Fresh & Wild) and Wild Oats Markets (including Capers Community Market, Henry’s Farmers Market and Sun Harvest);

•       conventional supermarket chains, including Kroger, Wegman’s, Stop and Shop, Shaw’s, Star Market, Quality Food Centers, Hannaford, Bashas’, Rainbow, Lowe’s and Publix; and

•       mass market chains, including BJ’s Wholesale Club and Costco.

Whole Foods Market accounted for approximately 26% of our net sales in fiscal 2005 and 2004. In December 2004, we renewed our primary distribution agreement with Whole Foods Market for an additional three years. This agreement provides discounts to Whole Foods Market based on volume. We believe that we are the primary distributor of natural and organic products to the majority of Whole Foods Market’s stores. Wild Oats Markets accounted for approximately 11% of our net sales in fiscal 2005. During the third quarter of fiscal 2004, we entered into and consummated a five-year primary distribution agreement with Wild Oats Markets based on volume. The agreement also provides discounts to Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. During fiscal 2005, we revised our presentation of supernatural chains sales to include only Whole Foods Market and Wild Oats Markets. Sales to all other customers previously included as supernatural chains have been reclassified to other customer types to conform to the current year’s presentation.

The following table lists the percentage of sales by customer type for fiscal 2005 and 2004:

Customer type	Percentage of Net Sales
	2005	2004
Independently owned natural products retailers	46%	50%
Supernatural chains	37%	32%
Conventional supermarkets	13%	14%
Other	4%	4%

The shift to supernatural chains sales from independently owned natural products retailers in fiscal 2005 was the result of a full year of sales to Wild Oats Markets following the implementation of the primary distribution agreement in the third quarter of fiscal 2004.

Marketing

We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

We offer multiple, monthly, regional specific, consumer circular programs featuring the logo and address of the participating retailer imprinted on a circular advertising products, which are sold by the retailer to its customers. The four-color circulars are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. Additionally, each circular generally includes detailed information on selected suppliers, recipes, and product features. The monthly circular programs are structured to pass through to the retailer the benefit of our negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month’s promotions.

In addition, we have increased the number of national marketing programs that we offer in order to maximize our national leverage and utilize our internal marketing resources. New programs, such as our key vendor partnership program, which helps build incremental, mutually profitable sales for vendors and ourselves, foster a sense of partnership. Other retailer initiative programs, such as a coupon booklet we offer to independent retailers, allow us to explore new marketing avenues outside of our current practice. Also new to our retailers is the option to partake in our Customized Marketing Program, which enables retailers to customize our existing standard circular with store information, telephone numbers and pricing information.

We keep current with the latest trends in the industry. Periodically, we conduct focus group sessions with certain key retailers in order to ascertain their needs and allow us to better service them. We also:

•       offer in-store signage and promotional materials, including shopping bags and end-cap displays;

•       provide assistance with planning and setting up product displays;

•       provide shelf tags for products;

•       provide assistance with store layout designs;

•       provide product data information such as best seller lists, store usage reports and easy-to-use product catalogs; and

•       maintain a website domain for retailers to access various individual retailer specific reports and product information.

Distribution

We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs as compared to our competitors that seek to service these customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors, because our national presence allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Additionally, we can redistribute overstocks and inventory imbalances between distribution centers to ensure products are sold prior to their expiration date, thereby more appropriately balancing inventories.

Products are delivered to our distribution centers primarily by our fleet of leased trucks, contract carriers and the suppliers themselves. We lease our trucks from national leasing companies such as Ryder Truck Leasing and Penske Truck Leasing, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. Other trucks are leased from regional firms that offer competitive services.

We ship certain orders for supplements or for items that are destined for areas outside regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

Technology

We have made a significant investment in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry in order to make the systems more efficient, cost effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At the receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our trucks.

Retail Operations

Our subsidiary, NRG, currently owns and operates 12 natural product retail stores located in Florida, Maryland and Massachusetts. We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within NRG and the breadth of our product selection.

We believe that we benefit from certain advantages in acting as a distributor to our retail stores, including our ability to:

•       control the purchases made by these stores;

•       expand the number of high-growth, high-margin product categories, such as produce and prepared foods, within these stores; and

•       keep current with the demands of the retail marketplace, which enables us to better serve our wholesale customers.

Additionally, as the primary natural products distributor to our retail locations, we realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We are able to test new marketing and promotional programs within our stores prior to offering them to our broader customer base.

Employees

As of July 31, 2005, we had approximately 4,030 full and part-time employees. An aggregate of approximately 320, or 8% of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2008, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

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

We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our internet address, and is available free of charge by writing to United Natural Foods, Inc., 260 Lake Road, Dayville, CT 06241, Attn: Investor Relations.

ITEM 2.                PROPERTIES

We maintained seventeen distribution centers at fiscal year end which were utilized by our wholesale division. These facilities consisted of an aggregate of approximately 3.4 million square feet of space, which represent the largest capacity of any distributor in the natural and organic products industry.

Set forth below for each of our distribution facilities is its location, its current size (in square feet) and the date when our lease will expire for those distribution facilities that we do not own.

Location	Size	Lease Expiration
	(Square feet)
Atlanta, Georgia	327,500	Owned
Auburn, California	249,800	Owned
Auburn, Washington	204,700	March 2009
Aurora, Colorado	207,400	July 2013
Bridgeport, New Jersey	35,700	Owned
Chesterfield, New Hampshire	319,000	Owned
Dayville, Connecticut	352,900	Owned
Fontana, California	220,200	November 2011
Greenwood, Indiana	311,100	Owned
Iowa City, Iowa	274,800	Owned
Mounds View, Minnesota	102,400	May 2007
New Oxford, Pennsylvania	271,200	Owned
Philadelphia, Pennsylvania	100,000	January 2014
Rocklin, California	487,000	Owned
Vernon, California	34,500	Owned
White Springs, Florida	13,800	July 2006
Winter Haven, Florida	13,500	October 2005
Total	3,525,500

We rent facilities to operate twelve retail stores in Florida, Maryland and Massachusetts with various lease expiration dates with 107,400 aggregate square feet. We also rent a 110,100 square foot processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2007.

We lease office space in Auburn, California, Santa Cruz, California, Danielson, Connecticut, Uniondale, New York, and Oakland, New Jersey. Our leases have been entered into upon terms that we believe to be reasonable and customary.

We also lease a 73,000 square foot warehouse facility in Visalia, California which was not in service as of July 31, 2005 and a 55,400 square foot warehouse facility in Minneapolis, Minnesota where operations were moved to our Mounds View, Minnesota facility in October 2005. The leases for these facilities will expire in June 2006 and November 2016, respectively.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2005.

Executive Officers of the Registrant

Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of October 1, 2005 are listed below:

Name	Age	Position
Steven H. Townsend	52	Chief Executive Officer, President and Chair of the Board
Richard Antonelli	48	President of United Distribution and Director
Rick D. Puckett	52	Vice President, Chief Financial Officer and Treasurer
Daniel V. Atwood	47	Senior Vice President of Marketing and Secretary
Michael Beaudry	41	Vice President of Distribution
Thomas A. Dziki	44	Division President
Gary A. Glenn	54	Vice President of Information Technology
Mark E. Shamber	36	Vice President and Corporate Controller

Steven H. Townsend has served as Chair of the Board of Directors since December 2003, as our Chief Executive Officer since January 2003 and as our President since April 2001. Mr. Townsend has served as a member of the Board of Directors since December 2000. He also served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, Inc., from August 1988 until October 1996, as our Vice President of Finance and Administration from July 1983 until May 1995, and as our Chief Financial Officer from June 1995 until December 1997. Mr. Townsend was self-employed as a real estate developer from January 1998 to November 1999.

Richard Antonelli has served as a member of the Board of Directors since December 2003 and as President of United Distribution since October 2004. Mr. Antonelli served as President of our Western Region from January 2004 to October 2004 and as President of our Eastern Region from September 2002 to December 2003. Mr. Antonelli served as president of Fairfield Farm Kitchens, a Massachusetts-based custom food manufacturer from August 2001 until August 2002. Mr. Antonelli served as Director of Sales for us, and our predecessor company, Cornucopia Natural Foods, Inc., from 1985 until July 2001.

Rick D. Puckett has served as our Vice President, Chief Financial Officer and Treasurer since January 2003. Mr. Puckett served in various executive positions at the Suntory Water Group, Inc. from December 1998 until December 2002, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning.

Daniel V. Atwood has served as our Senior Vice President of Marketing since October 2002 and as our Secretary since January 1998. Mr. Atwood served as our National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October 1996 and served on our Board of Directors from November 1996 until December 1997. Mr. Atwood served as President of our subsidiary, Natural Retail Group, Inc., from August 1995 until March 2001.

Michael Beaudry has served as our Vice President of Distribution since August 2003. Mr. Beaudry served as our Vice President of Operations, Eastern Region, from December 2002 until August 2003, as our Director of Operations from December 2001 until December 2002 and as the Warehouse/Operations Manager of our Dayville, Connecticut facility from December 1999 until December 2001. Prior to joining us, Mr. Beaudry held various management positions at Target Corporation.

Thomas A. Dziki has served as President of Hershey Imports and Select Nutrition since December 2004. Mr. Dziki served as our Corporate Vice President of Special Projects from December 2003 to November 2004, and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Hershey Imports, Natural Retail Group, and Albert’s Organics, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

Gary A. Glenn has served as our Vice President of Information Technology since April 2004. Mr. Glenn served as our Assistant Director—IT East Region from October 2000 and was subsequently promoted to the positions of Director—IT East Region and Vice President—IT East Region through April 2004. Prior to joining our company, Mr. Glenn served in various information technology and management positions at Blue Cross Blue Shield of Florida, Gulf Life Insurance Co., American General Life and Accident, and Keane, Inc.

Mark E. Shamber has served as Vice President since August 2005 and as our Corporate Controller since June 2003. From February 1995 until June 2003, Mr. Shamber served in various positions of increasing responsibility up to and including senior manager within the assurance and advisory business systems practice at the international accounting firm of Ernst & Young LLP.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market® under the symbol “UNFI.”  Our common stock began trading on the Nasdaq Stock Market® on November 1, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Stock Market®, and has been adjusted to reflect our two-for-one stock split, effective April 20, 2004:

	High	Low
Fiscal 2004
First Quarter	$19.78	$13.66
Second Quarter	20.72	16.92
Third Quarter	26.80	19.51
Fourth Quarter	29.66	21.50
Fiscal 2005
First Quarter	$29.15	$18.90
Second Quarter	31.90	24.73
Third Quarter	34.87	26.00
Fourth Quarter	35.18	26.45
Fiscal 2006
First Quarter (through October 3, 2005)	$36.00	$30.01

On October 3, 2005, we had 89 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by our Board of Directors. Our existing revolving line of credit agreement prohibits the declaration or payment of cash dividends to our stockholders without the written consent of the bank during the term of the credit agreement and until all of our obligations under the credit agreement have been met.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the caption Consolidated Statement of Income Data with respect to the fiscal years ended July 31, 2005, 2004, 2003, 2002, and 2001, and under the caption Consolidated Balance Sheet Data at July 31, 2005, 2004, 2003, 2002, and 2001, are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split, effective April 20, 2004.

Consolidated Statement of Income Data:
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net sales	$2,059,568	$1,669,952	$1,379,893	$1,175,393	$1,016,834
Cost of sales	1,664,523	1,339,496	1,099,704	934,238	808,462
Gross profit	395,045	330,456	280,189	241,155	208,372
Operating expenses	321,685	270,666	236,784	200,586	176,903
Restructuring and asset impairment charges	170	—	2,126	424	801
Amortization of intangibles	660	1,306	463	180	1,036
Total operating expenses	322,515	271,972	239,373	201,190	178,740
Operating income	72,530	58,484	40,816	39,965	29,632
Other expense (income):
Interest expense	6,568	7,265	7,795	7,233	6,939
Other, net	(1,090)	(1,217)	(386)	4,050	429
Total other expense	5,478	6,048	7,409	11,283	7,368
Income before income taxes	67,052	52,436	33,407	28,682	22,264
Income taxes	25,480	20,450	13,187	11,473	8,906
Net income	$41,572	$31,986	$20,220	$17,209	$13,358
Per share data—Basic:
Net income	$1.02	$0.81	$0.53	$0.45	$0.36
Weighted average basic shares of common stock	40,639	39,471	38,471	37,865	36,963
Per share data—Diluted:
Net income	$1.00	$0.78	$0.51	$0.45	$0.35
Weighted average diluted shares of common stock	41,607	41,025	39,454	38,667	37,636
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
	(In thousands)
Working capital	$119,385	$109,225	$64,299	$51,697	$53,351
Total assets	651,258	508,767	430,099	354,457	300,444
Total long term debt and capital leases	64,871	44,115	39,119	8,672	9,289
Total stockholders’ equity	295,519	234,929	187,563	160,387	135,943

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share through our high quality service and a broader product selection, the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers and the construction of new distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our estimated market share increased from 6.5% to 8.3% from calendar 2003 to calendar 2004, based on industry data compiled by one of the industry’s leading trade publications, The Natural Foods Merchandiser. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, NRG. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.  Our operations are comprised of three principal divisions:

•       our wholesale division, which includes our Broadline Distribution, Albert’s and Select Nutrition;

•       our retail division, which consists of our 12 retail stores; and

•       our manufacturing division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

•       expanding our marketing and customer service programs across regions;

•       expanding our national purchasing opportunities;

•       offering a broader product selection;

•       consolidating systems applications among physical locations and regions;

•       increasing our investment in people, facilities, equipment and technology;

•       integrating administrative and accounting functions; and

•       reducing geographic overlap between regions.

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the expansion of our facilities, including the expansions of our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004. We recently expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana in August 2005, which will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In March 2005, we announced the purchase of a new distribution center in Rocklin, California and our plans to move our Auburn, California operations to this facility by October 2005. The Rocklin facility is 487,000 square feet and will serve as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center will also be the largest facility in our nationwide distribution network.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California to a single distribution center in Rocklin, California will take approximately nine to twelve months to fully manifest themselves in the form of lower operating expenses relative to sales over the long-term. Having completed the Iowa City and Dayville facilities’ expansions, and with the opening of the new facilities in Greenwood, Indiana and Rocklin, California, we will have added approximately 1,746,000 square feet to our distribution centers since fiscal 2001, representing a 114% increase in our distribution capacity. Our current capacity utilization is 68%.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, the change in fair value of financial instruments and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.  For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $136.5 million and $106.2 million, net of the allowance for doubtful accounts of $4.3 million and $5.6 million, as of July 31, 2005 and 2004, respectively. Our notes receivable balances were $2.7 million and $2.4 million, net of the allowance of doubtful accounts of $5.1 million and $4.2 million, as of July 31, 2005 and 2004, respectively.

Insurance reserves

It is our policy to record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. As of July 31, 2005, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 31, 2005 and 2004, was $73.8 million and $57.2 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year Ended July 31,
	GAAP basis			Excluding special items
	2005	2004	2003	2005	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8%	80.2%	79.7%	80.2%	80.2%	79.6%
Gross profit	19.2%	19.8%	20.3%	19.8%	19.8%	20.4%
Operating expenses	15.6%	16.2%	17.2%	16.2%	16.1%	17.1%
Restructuring and asset impairment charges	0.0%	0.0%	0.1%	0.0%	—	—
Amortization of intangibles	0.0%	0.1%	0.0%	0.1%	0.1%	0.0%
Total operating expenses	15.7%*	16.3%	17.3%	16.3%	16.2%	17.1%
Operating income	3.5%	3.5%	3.0%	3.5%	3.6%	3.3%
Other expense (income):
Interest expense	0.3%	0.4%	0.6%	0.4%	0.4%	0.6%
Change in value of financial instruments	0.0%	0.0%	0.1%	0.0%	—	—
Other, net	0.0%	0.0%	(0.1)%	0.0%	0.0%	(0.1)%
Total other expense	0.3%	0.4%	0.6%	0.4%	0.4%	0.5%
Income before income taxes	3.3%	3.1%	2.4%	3.1%	3.2%	2.8%
Income taxes	1.2%	1.2%	1.0%	1.2%	1.2%	1.1%
Net income	2.0%*	1.9%	1.5%*	1.9%	1.9%*	1.7%

* Total reflects rounding

Year Ended July 31, 2005 compared to Year Ended July 31, 2004

Net Sales

Our net sales increased approximately 23.3%, or $389.6 million, to $2.06 billion for the year ended July 31, 2005, from $1.67 billion for the year ended July 31, 2004. This increase was due to organic growth in our wholesale division of 15.3%, the implementation of our primary distribution agreement with Wild Oats Markets in the third quarter of fiscal 2004 and the inclusion of sales related to Select Nutrition and Roots & Fruits that were not included in fiscal 2004. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share through our focus on service and added value services, and the expansion of our existing distribution centers, which allows us to carry a broader selection of products.

For the year ended July 31, 2005, we experienced growth in all customer channels with the most significant growth in the supernatural chains customer channel, which consists of sales to Whole Foods Market and Wild Oats Markets.

Whole Foods Market accounted for approximately 26% of our net sales during the years ended July 31, 2005 and 2004. In January 2004, we entered into a five-year distribution agreement as the primary distributor for Wild Oats Markets. For the year ended July 31, 2005, Wild Oats Markets accounted for approximately 11% of our net sales.

The following table lists the percentage of sales by customer channel for the fiscal years ended July 31, 2005 and 2004:

Customer channel	Percentage of Net Sales
	2005	2004
Independently owned natural products retailers	46%	50%
Supernatural chains	37%	32%
Conventional supermarkets	13%	14%
Other	4%	4%

The shift to supernatural chains sales from independently owned natural products retailers in fiscal 2005 was the result of a full year of sales to Wild Oats Markets following the implementation of the primary distribution agreement in the third quarter of fiscal 2004.

Gross Profit

Our gross profit increased approximately 19.5%, or $64.6 million, to $395.0 million for the year ended July 31, 2005 from $330.5 million for the year ended July 31, 2004. Our gross profit as a percentage of net sales was 19.2% and 19.8% for the years ended July 31, 2005 and 2004, respectively. This decrease in gross profit as a percentage of net sales was primarily the result of the change in our sales channel mix to supernatural chains, as we implemented our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. In addition, we initiated an aggressive product rationalization program in the second quarter of fiscal 2005 which continued through the fiscal year. As our sales channel mix has shifted, we expect gross margins to be in the low 19 percent range in the future.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 19.0%, or $51.3 million, to $321.7 million for the year ended July 31, 2005 from $270.4 million for the year ended July 31, 2004. Our total operating expenses, including special items, increased approximately 18.6%, or $50.5 million, to $322.5 million for the year ended July 31, 2005 from $272.0 million for the year ended July 31, 2004. Special items are discussed below under “Special Items.”  The increase in total operating expenses for the year ended July 31, 2005 was due to the increase in our infrastructure to support our continued sales growth, an increase in fuel costs as a percentage of net sales of 20 basis points and the inclusion of operating expenses related to Select Nutrition that were not included in the year ended July 31, 2004.

As a percentage of net sales, operating expenses, excluding special items, decreased to 15.6% for the year ended July 31, 2005 from 16.2% for the year ended July 31, 2004. As a percentage of net sales, operating expenses, including special items, decreased from 16.3% for the year ended July 31, 2004 to 15.7% for the year ended July 31, 2005. The decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in salaries and wages as a percentage of net sales due to improved operating efficiencies and sales growth. The improved operating efficiencies were a result of our recent facility expansions and recent integration of management information systems following our fiscal 2003 acquisition of Blooming Prairie Cooperative, a distributor of natural foods and related products. The decrease in total operating expenses as a percentage of net sales was partially offset by higher fuel costs and the inclusion of more than seven months of operating expenses related to Select Nutrition that were not included in the year ended July 31, 2004.

Total operating expenses for the year ended July 31, 2005 included a special item of $0.5 million for certain non-recurring labor and other costs associated with the discontinuance of the use of our Mounds View, Minnesota facility for broadline distribution, the closing of our Hawaii facility and $0.3 million in costs related to the opening of the Greenwood, Indiana facility. Total operating expenses for the year ended July 31, 2004 included a special item of $1.6 million in start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. Special items may include labor, moving and other costs related to the expansion of our distribution facilities. However, at this time we do not know the extent or significance of these items or whether we will in fact incur any of these or other special items.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 22.1%, or $13.3 million, to $73.3 million for the year ended July 31, 2005 from $60.1 million for the year ended July 31, 2004. As a percentage of net sales, operating income, excluding special items, was 3.6% for the years ended July 31, 2005 and 2004. Excluding special items, the impact of increased fuel costs, the operating loss from Select Nutrition, and the costs incurred to comply with Sarbanes-Oxley, our operating margin would have been approximately 3.9%. Operating income, including special items, increased approximately 24.0%, or $14.0 million, to $72.5 million, or 3.5% of sales, for the year ended July 31, 2005 from $58.5 million, or 3.5% of sales, for the year ended July 31, 2004.

Other Expense (Income)

Other expense (income) decreased $0.6 million to $5.5 million for the year ended July 31, 2005 from $6.0 million for the year ended July 31, 2004. Interest expense for the year ended July 31, 2005 decreased to $6.6 million from $7.3 million in the year ended July 31, 2004. The decrease in interest expense was due to a combination of the novation of two of our interest rate swap agreements in December 2003, as further discussed below under “Special Items,” and a reduction in the interest rates on our borrowings under the credit facility, both of which served to lower our effective interest rate. Other expense (income) included a special income item of $0.6 million related to the early termination of an interest rate swap agreement.

Income Taxes

Our effective income tax rate was 38.0% and 39.0% for the years ended July 31, 2005 and 2004, respectively. The effective rates were higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased approximately 28.3%, or $9.2 million, to $41.7 million, or $1.00 per diluted share, for the year ended July 31, 2005, compared to $32.5 million, or $0.79 per diluted share, for the year ended July 31, 2004. Net income, including special items, increased approximately 30.0%, or $9.6 million, to $41.6 million, or $1.00 per diluted share, for the year ended July 31, 2005 compared to $32.0 million, or $0.78 per diluted share, for the year ended July 31, 2004. We expect earnings per diluted share in the range of $1.14 to $1.19 for fiscal 2006, excluding any potential special items.

Special Items

Special items for fiscal 2005 included: (i) certain costs associated with the discontinuance of the use of our Mounds View, Minnesota facility for broadline distribution and closing the Hawaii facility, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) other income related to the early termination of the interest rate swap agreement on July 29, 2005, which was originally entered into in May 2003. Special items for the fiscal year ended July 31, 2004 included: (i) start-up and transition costs of the Wild Oats Markets primary distribution agreement consisting of certain equipment rental and labor costs and (ii) non-cash income from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. In December 2003, we assigned and transferred all of our obligations of our two “ineffective” interest rate swaps to a third party. As a result of this novation, these “ineffective” swaps will no longer be included as a special item for future fiscal periods. These “ineffective” swaps were included as a special item through the second quarter of fiscal 2004.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were “ineffective” hedges as a result of the options held by the counter parties that could extend the original term of the interest rate swap agreements. Applicable accounting treatment required that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within “accumulated other comprehensive income” in our statement of stockholders’ equity. The changes in fair value are dependent upon the forward looking yield curves for each swap. The May 2003 agreement was an “effective” hedge and therefore did not require this treatment.

We believe that our October 1998 and August 2001 agreements were special items that are excludable as non-recurring items. First, we only intend to enter into “effective” hedges going forward. This stated intention began with the May 2003 agreement. Second, we believe that the October 1998 and August 2001 agreements may distort and confuse investors if the change in fair value cannot be treated as a special item because their inclusion directly impacts our reported earnings per share. A change in fair value, whether positive or negative, can significantly increase or decrease our reported earnings per share. For example, we recorded a positive change in fair value for the second quarter of fiscal 2004 that increased our diluted earnings per share by $0.01, and in the first quarter of fiscal 2003, we recorded a negative change in fair value that decreased our diluted earnings per share by $0.03. If we were prohibited from excluding this item as a special item, it would artificially inflate our reported earnings per share and thereby mislead investors as to our results of operations and our financial condition.

We believe that the start-up and transition costs of the Wild Oats Markets primary distribution agreement were special items, as we expected to generate net sales that represented approximately 9% of our net sales for the fiscal year ended July 31, 2004. As a result, we needed to hire and train additional employees and rent extra equipment beyond existing capacity for training purposes in order to be prepared to assume the role of primary distributor on the dates specified in the agreement. We believe these costs are non-recurring in nature and comply with the restrictions in Item 10(e)(1)(ii)(B) of Regulation S-K regarding adjusting non-GAAP measures for the following reasons:

•       We had not incurred a similar charge relating to a new primary distribution arrangement in the prior two fiscal years.

•       We had previously incurred charges relating to the loss of our primary distribution relationship with Wild Oats Markets, but, given the five year term of the distribution agreement between Wild Oats Markets and the other distributor, we did not foresee that charges relating to this relationship would be incurred for at least five years, if ever.

•       Our new agreement with Wild Oats Markets entered into in January 2004 is for a five year period, and we did not foresee any additional similar charges during that period.

•       With the signing of this agreement, we currently serve as the primary distributor for two of the largest natural and organic retail markets, Whole Foods Market and Wild Oats Markets. We are not aware of any other existing natural and organic retail customers that could individually have an impact in excess of 5% on our revenues. As a result, it would be unlikely that we would incur substantial additional costs to transition to the role of primary distributor for any other customer, unless the customer’s business was concentrated within a limited geographical area.

The following tables detail the amounts and effect of these special items and the reconciliation of net income, excluding special items (Non-GAAP basis), to net income, including special items (GAAP basis) for the years ended July 31, 2005 and 2004:

Year Ended July 31, 2005	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$67,284	$41,716	$1.00
Special items—Income (Expense):
Related to the closing of the Mounds View, Minnesota facility (included in operating expenses)	(456)	(283)	(0.01)
Related to the closing of the Hawaii facility (included in operating expenses)	(67)	(42)	(0.00)
Related to the opening of the Greenwood, Indiana facility (included in operating expenses)	(266)	(165)	(0.00)
Termination of interest rate swap agreement (included in other income, net)	557	346	0.01
Net income, including special items:	$67,052	$41,572	$1.00

Year Ended July 31, 2004	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$53,293	$32,509	$0.79
Special items—Income (Expense):
Wild Oats Markets, Inc. primary distributorship transition related costs (included in operating expenses)	(1,561)	(952)	(0.02)
Interest rate swap and related option agreements (change in fair value of financial instruments)	704	429	0.01
Net income, including special items:	$52,436	$31,986	$0.78

All non-GAAP numbers have been adjusted to exclude special items. A reconciliation of specific adjustments to GAAP results for the year ended July 31, 2005 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Year Ended July 31, 2004 compared to Year Ended July 31, 2003

Net Sales

Our net sales increased approximately 21.0%, or $290.1 million, to $1.67 billion for the year ended July 31, 2004 from $1.38 billion for the year ended July 31, 2003. This increase was due to our organic growth and the implementation of our primary distribution agreement with Wild Oats Markets during the third quarter of fiscal 2004. Growth in the independently owned natural products retailers and mass market distribution channels was approximately 14.5% and 25.9%, respectively, compared to the same period in the prior year. Growth in the supernaturals distribution channel was approximately 30.5% compared to the same period in the prior year. Fiscal 2004 sales growth excluding the effect of sales to Wild Oats Markets was 13.4%. Sales to our largest customer, Whole Foods Market represented approximately 26% and 24% of net sales for the years ended July 31, 2004 and 2003, respectively.

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

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 14.7%, or $34.7 million, to $270.4 million for the year ended July 31, 2004 from $235.7 million for the year ended July 31, 2003. Our total operating expenses, including special items, increased approximately 13.6%, or $32.6 million, to $272.0 million for the year ended July 31, 2004 from $239.4 million for the year ended July 31, 2003. As a percentage of net sales, operating expenses, excluding special items, decreased to 16.2% for the year ended July 31, 2004 from 17.1% for the year ended July 31, 2003. As a percentage of net sales, operating expenses, including special items, decreased from 17.3% for the year ended July 31, 2003 to 16.3% for the year ended July 31, 2004. Special items are discussed below under “Special Items.”

The increase in operating expenses was due primarily to an increase in our infrastructure to support our continued growth. Operating expenses for the year ended July 31, 2004 included $1.5 million in special items related to start-up and transition costs for certain equipment rental and labor costs incurred in connection with the implementation of our primary distribution agreement with Wild Oats Markets. The primary drivers of the increase in operating expenses were compensation and benefit expenses due to the increase in personnel. Transportation, fuel expense and utilities costs continued to be incurred at levels consistent with the prior year as a percentage of sales. Operating expenses for the year ended July 31, 2003 included special items of $1.4 million related to a goodwill impairment charge to our Hershey Imports subsidiary, $1.0 million in costs incurred related to the expansion of our Chesterfield, New Hampshire distribution center, $0.8 million in restructuring and asset impairment charges and $0.5 million in costs related to the loss of a major customer.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 31.7%, or $14.5 million, to $60.0 million for the year ended July 31, 2004 from $45.6 million for the year ended July 31, 2003. As a percentage of net sales, operating income, excluding special items, increased to 3.6% for the year ended July 31, 2004 compared to 3.3% for the year ended July 31, 2003. Operating income, including special items, increased approximately 43.3%, or $17.7 million, to $58.5 million, or 3.5% of net sales, for the year ended July 31, 2004 from $40.8 million, or 3.0% of net sales, for the year ended July 31, 2003.

Other Expense (Income)

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

Other expense (income), including the change in fair value of financial instruments, decreased 18.4% or $1.4 million to $6.0 million for the year ended July 31, 2004 from $7.4 million for the year ended July 31, 2003. This decrease was primarily due to the decrease in the change in the fair value on our interest rate swap agreements and related option agreements. As further discussed below under “Special Items,” on December 29, 2003, we assigned and transferred all of our obligations of our two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these “ineffective” swaps will no longer be included as a special item for future fiscal periods. These “ineffective” swaps were included as a special item through the second quarter of fiscal 2004.

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

Special Items

Special items for the year ended July 31, 2004 included: (i) the start-up and transition costs of the Wild Oats Markets primary distributorship consisting of certain equipment rental and labor costs and (ii) the non-cash items from the change in fair value on interest rate swap agreements which were caused by favorable changes in interest rate yield curves. Special items for the year ended July 31, 2003 included: (i) a goodwill impairment charge, inventory write down and restructuring and asset impairment charges related to our subsidiary, Hershey Imports, (ii) moving and other costs related to the expansion of our Chesterfield, New Hampshire distribution facility, (iii) costs related to the loss of a major customer and (iv) a non-cash charge related to the change in the fair value of interest rate swaps and related option agreements caused by unfavorable changes in yield curves.

On December 29, 2003, we assigned and transferred all of our obligations of our two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. These “ineffective” swaps were included as a special item through the second quarter of fiscal 2004.

We entered into interest rate swap agreements in October 1998, August 2001 and May 2003. The October 1998 and August 2001 agreements were “ineffective” hedges as a result of the options held by the counter parties that could have extended the original term of the interest rate swap agreements. Applicable accounting treatment required that we record the changes in fair value of the October 1998 and August 2001 agreements in our consolidated statement of income, rather than within “other comprehensive income” in our statement of stockholders’ equity. The changes in fair value were dependent upon the forward looking yield curves for each swap. The May 2003 agreement was an “effective” hedge and therefore did not require this treatment.

The following table presents, for the periods indicated, a reconciliation of income and per share items excluding special items to income and per share items including special items:

Year Ended July 31, 2004	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$53,293	$32,509	$0.79
Special items—Income (Expense):
Wild Oats Markets primary distributorship transition related costs (included in operating expenses)	(1,561)	(952)	(0.02)
Interest rate swap and related option agreements (change in fair value of financial instruments)	704	429	0.01
Net income, including special items:	$52,436	$31,986	$0.78

Year Ended July 31, 2003	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$38,655	$23,395	$0.59
Special items—Income (Expense):
Goodwill impairment charge	(1,353)	(819)	(0.02)
Inventory write down (cost of goods sold)	(1,104)	(668)	(0.02)
Moving and other costs (included in operating expenses)	(1,004)	(607)	(0.02)
Restructuring and asset impairment charges	(773)	(467)	(0.01)
Costs related to loss of major customer (included in operating expenses)	(530)	(321)	(0.01)
Interest rate swap and related option agreements (change in value of financial instruments)	(484)	(293)	(0.01)
Net income, including special items:	$33,407	$20,220	$0.51 *

* Totals reflect rounding

All non-GAAP numbers have been adjusted to exclude special items. A reconciliation of specific adjustments to GAAP results for the years ended July 31, 2004 and 2003 is included in the financial tables shown above. A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. Our amended and restated secured revolving credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 0.90%. The $250 million credit facility matures on March 31, 2008. This increased credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of July 31, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $114.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan from $40 million up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of July 31, 2005, $65 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2006 will be between $30 and $35 million, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be similar to our anticipated fiscal 2006 requirements, as a percentage of revenue, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $38.3 million for the year ended July 31, 2005 and was principally the result of net income and the change in cash collected from customers, net of cash paid to vendors, and a $34.6 million increase in inventory. The increase in inventory levels primarily relate to preparing the Greenwood, Indiana facility for opening in August 2005 and supporting increased sales with wider product assortment and availability. Days in inventory improved to 48 days at July 31, 2005 compared to 51 days at July 31, 2004. Days sales outstanding remained consistent at 24 days at July 31, 2005 and 2004. Net cash provided by operations was $9.0 million for the year ended July 31, 2004 and was principally due to the change in cash collected from customers, net of cash paid to vendors, partially offset by increased inventory levels of $37.8 million as a result of increased sales. Working capital increased by $10.2 million, or 9.3%, to $119.4 million at July 31, 2005, compared to working capital of $109.2 million at July 31, 2004.

Net cash used in investing activities increased $58.7 million to $82.3 million for the year ended July 31, 2005 compared to $23.6 million for the year ended July 31, 2004. The increase was primarily due to the acquisition of Roots & Fruits in July 2005, the acquisition of Select Nutrition in December 2004, the purchase of the Rocklin, California facility in March 2005 and the expenditures related to opening the Rocklin, California and Greenwood, Indiana facilities.

Net cash provided by financing activities was $43.0 million for the year ended July 31, 2005 and was due primarily to net borrowings under our revolving credit facility, primarily to finance the purchase of the Rocklin, California facility, the expenditures related to opening the Rocklin, California and Greenwood, Indiana facilities, and the acquisitions of Select Nutrition and Roots & Fruits, and proceeds from the exercise of employee stock options. This was partially offset by repayments on our long-term debt and capital lease obligations. Net cash provided by financing activities was $24.6 million for the year ended July 31, 2004 due to borrowings under our secured revolving credit facility, additional long-term debt and proceeds from the exercise of stock options, partially offset by repayments of our long-term debt and capital lease obligations.

In October 1998, we entered into an interest rate swap agreement that provided for us to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counter party exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.

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

On December 29, 2003, we assigned and transferred all of our obligations of our two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. These “ineffective” swaps were included as special items for the first two quarters of fiscal 2004.

In May 2003, we entered into an additional interest rate swap agreement. The agreement provided for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 5.18%. LIBOR was 1.50% as of July 31, 2004. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005, this agreement was terminated due to the amendment to our term loan agreement. Income of $0.6 million was recorded as a special item in other expense (income) related to the termination of this agreement for the year ended July 31, 2005.

In August 2005, we entered into an additional interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 3.52% as of July 31, 2005. The swap agreement qualifies as an “effective” hedge under SFAS 133.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of July 31, 2005:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	4–5 Years	Thereafter
	(in thousands)
Notes payable	$123,574	$123,574	$—	$—	$—
Long-term debt	70,695	5,843	10,494	9,307	45,051
Capital lease obligations	577	558	19	—	—
Long-term non-capitalized leases	79,440	16,297	27,807	19,899	15,437
Total	$274,286	$146,272	$38,320	$29,206	$60,488

The notes payable, long-term debt and capital lease obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

Outstanding commitments as of July 31, 2005 for the purchase of inventory and fuel were approximately $22.7 million and $0.5 million, respectively. We had outstanding letters of credit of approximately $11.9 million at July 31, 2005.

Impact of Inflation

Historically, we have been able to pass along inflation-related increases to our customers. Consequently, inflation has not had a material impact upon the results of our operations or profitability.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Recently Issued Financial Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs: an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). Additional guidance to assist in the initial interpretation of SFAS 123R was subsequently issued by the Securities Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 107. SFAS 123R requires that we, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. The provisions of SFAS 123R were effective for us beginning August 1, 2005. We continued to apply the accounting provisions of APB Opinion 25 in accounting for our share-based compensation plans through July 31, 2005.

We intend to adopt SFAS 123R using the modified prospective method of transition. This method will require us to apply the provisions of SFAS 123R to new awards and to any awards that are unvested on the effective date and will not require us to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for our pro forma disclosures that had been required by SFAS No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”). Some of our share-based compensation plans have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55 and who have provided five years of service, automatically vest when they retire from our company. For these awards, we have previously followed the nominal vesting period (over a four-year service period) approach in our pro forma disclosures. On adoption of SFAS 123R, new awards will be subject to the non-substantive vesting period approach. Under this approach, we will recognize the compensation costs for the awards when the employee is no longer required to provide any additional service to retain the award. Additionally, SFAS 123R requires that estimated forfeitures be considered in determining compensation cost. As previously permitted, we recorded forfeitures when they occurred.

The disclosure in the footnotes to our consolidated financial statements under Note 1(m), Stock-Based Compensation, of pro forma net income and earnings per share as if we had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123R in future periods. The potential impact of adopting SFAS 123R on fiscal 2006’s results of operations and earnings per share is dependent on several factors including the number of options and shares of restricted stock granted in fiscal 2006, the fair value of those options and shares, which will be determined at the date of grant, the related income tax benefits recorded and the number of diluted shares outstanding.

Use of Non-GAAP Results

Financial measures included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles (GAAP) are referred to as non-GAAP financial measures. To supplement our financial statements presented on a GAAP basis, we use non-GAAP additional measures of operating results, net earnings and earnings per share adjusted to exclude special items. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special items are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and its marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with generally accepted accounting principles in the United States. A comparison and reconciliation from non-GAAP to GAAP results is included in the tables above.

Certain Factors That May Affect Future Results

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

•       maintaining the customer base;

•       optimizing of delivery routes;

•       coordinating administrative, distribution and finance functions; and

•       integrating management information systems and personnel.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served. Whole Foods Market accounted for approximately 26% of our net sales during the years ended July 31, 2005 and 2004. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. For the years ended July 31, 2005, Wild Oats Markets accounted for approximately 11% of our net sales. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We cannot assure you that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

Increased Fuel Costs

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can also increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results.  To manage this risk, we periodically enter into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel.  We do not enter into fuel hedge contracts for speculative purposes.

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (President of United Distribution), Daniel V. Atwood (Senior Vice President of Marketing and Secretary), Michael D. Beaudry (Vice President of Distribution), Thomas A. Dziki (Division President) Gary A. Glenn (Vice President of Information Technology), Barclay Hope (President of Albert’s Organics), Rick D. Puckett (Vice President, Chief Financial Officer and Treasurer), Mark E. Shamber (Vice President and Corporate Controller), Steven H. Townsend (Chairman, President and Chief Executive Officer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

•       demand for natural products;

•       changes in our operating expenses, including in fuel and insurance;

•       management’s ability to execute our business and growth strategies;

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

Union-organizing activities could cause labor relations difficulties

As of July 31, 2005, we had approximately 4,030 full and part-time employees. An aggregate of approximately 320, or 8%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2008, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

We have a secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.90% maturing on March 31, 2008. As of July 31, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $114.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the revolving credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 28 2005, we amended the term loan agreement, increasing the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of July 31, 2005, $65 million was outstanding under the term loan agreement.

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

Beginning in 1998, we began managing portions of our debt portfolio by using interest rate swaps to achieve a desired mix of fixed rates. At July 31, 2005, we had one interest rate swap relating to our $75 million term loan agreement. We account for our interest rate swap agreement entered into during August 2005 (“2005 swap”) using hedge accounting treatment as the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an amortizing notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at July 31, 2005, we had not recorded an asset or liability as the interest rate swap agreement was entered into on August 1, 2005, with an effective date of July 29, 2005. As such, the fixed rate in the agreement represented fair value on that date. We do not enter into derivative agreements for trading purposes.

At July 31, 2005, we had long-term floating rate debt of $65.0 million and long-term fixed rate debt of $5.7 million, representing 92% and 8%, respectively, of total debt. At July 31, 2004, we had floating rate debt of $40.9 million and fixed rate debt of $7.9 million, representing 84% and 16%, respectively, of total debt. Holding other variables constant (such as swaps and debt levels), a 25 basis point change in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $42,000 and $67,000 at July 31, 2005 and 2004, respectively. At July 31, 2005 and 2004, the after-tax earnings and cash flows impact for fiscal 2006 resulting from a 25 basis point increase in interest rates would be approximately $216,000 and $180,000, respectively, holding other variables constant.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the United Natural Foods, Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 5, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
October 5, 2005

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 and 2004

	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,615	$13,633
Accounts receivable, net of allowance of $4,337 and $5,572, respectively	136,472	106,178
Notes receivable, trade, net of allowance of $2,312 and $351, respectively	877	772
Inventories	235,700	196,171
Prepaid expenses and other current assets	9,811	7,007
Deferred income taxes	7,419	7,610
Total current assets	402,894	331,371
Property & equipment, net	167,909	114,140
Goodwill	73,808	57,242
Notes receivable, trade, net of allowance of $2,823 and $3,810, respectively	1,802	1,601
Intangible assets, net of accumulated amortization of $243 and $146, respectively	307	154
Other, net	4,538	4,259
Total assets	$651,258	$508,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$123,574	$107,004
Accounts payable	119,177	80,875
Accrued expenses and other current liabilities	34,915	29,501
Current installments of long-term debt	5,843	4,766
Total current liabilities	283,509	222,146
Long-term debt, excluding current installments	64,852	43,978
Deferred income taxes	6,904	7,730
Other long-term liabilities	474	137
Total liabilities	355,739	273,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares; issued and outstanding 41,287 and 40,118 shares at July 31, 2005 and 2004, respectively	413	401
Additional paid-in capital	120,354	101,118
Unallocated shares of Employee Stock Ownership Plan	(1,605)	(1,768)
Accumulated other comprehensive income	—	240
Retained earnings	176,357	134,785
Total stockholders’ equity	295,519	234,776
Total liabilities and stockholders’ equity	$651,258	$508,767

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended July 31,
	2005	2004	2003
	(In thousands, except per share data)
Net sales	$2,059,568	$1,669,952	$1,379,893
Cost of sales (Note 1)	1,664,523	1,339,496	1,099,704
Gross profit	395,045	330,456	280,189
Operating expenses	321,685	270,666	236,784
Goodwill impairment charge	—	—	1,353
Restructuring and asset impairment charges	170	—	773
Amortization of intangibles	660	1,306	463
Total operating expenses	322,515	271,972	239,373
Operating income	72,530	58,484	40,816
Other expense (income):
Interest expense	6,568	7,265	7,795
Change in value of financial instruments	—	(704)	484
Other, net	(1,090)	(513)	(870)
Total other expense	5,478	6,048	7,409
Income before income taxes	67,052	52,436	33,407
Income taxes	25,480	20,450	13,187
Net income	$41,572	$31,986	$20,220
Basic per share data:
Net income	$1.02	$0.81	$0.53
Weighted average basic shares of common stock	40,639	39,471	38,471
Diluted per share data:
Net income	$1.00	$0.78	$0.51
Weighted average diluted shares of common stock	41,607	41,025	295,519

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Outstanding		Additional	Unallocated	Other		Total
	Number of	Common	Paid in	Shares of	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	ESOP	Income	Earnings	Equity
	(In thousands)
Balances at July 31, 2002	38,212	$382	$79,520	$(2,094)	$—	$82,579	$160,387
Allocation of shares to ESOP				163			163
Issuance of common stock, net	808	8	5,403				5,411
Tax effect of exercises of stock options			950				950
Fair value of swap agreement					432		432
Net income						20,220	20,220
Total comprehensive income							20,652
Balances at July 31, 2003	39,020	390	85,873	(1,931)	432	102,799	187,563
Allocation of shares to ESOP				163			163
Issuance of common stock, net	1,098	11	9,032				9,043
Tax effect of exercises of stock options			6,213				6,213
Fair value of swap agreement					(192)		(192)
Net income						31,986	31,986
Total comprehensive income							31,794
Balances at July 31, 2004	40,118	401	101,118	(1,768)	240	134,785	234,776
Allocation of shares to ESOP				163			163
Issuance of common stock and restricted stock, net	1,169	12	11,141				11,153
Tax effect of exercises of stock options			8,095				8,095
Fair value of swap agreement					(240)		(240)
Net income						41,572	41,572
Total comprehensive income							41,332
Balances at July 31, 2005	41,287	$413	$120,354	$(1,605)	$—	$176,357	$295,519

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,572	$31,986	$20,220
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	13,573	11,660	10,330
(Gain) loss on disposals of property & equipment	(29)	(95)	154
Deferred income taxes	1,763	3,724	1,667
Provision for doubtful accounts	2,296	3,586	2,622
Stock-based compensation	162	—	—
Change in fair value of financial instruments	—	(704)	484
Goodwill impairment charge	—	—	1,353
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(27,262)	(19,653)	(1,083)
Inventories	(34,645)	(37,801)	(3,861)
Prepaid expenses and other assets	(3,291)	(913)	(2,330)
Notes receivable, trade	(306)	(527)	87
Accounts payable	32,219	13,688	(496)
Accrued expenses	4,199	3,202	1,775
Tax effect of stock option exercises	8,095	6,213	950
Financial instruments	—	(5,400)	—
Net cash provided by operating activities	38,346	8,966	31,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,951)	(23,851)	(20,025)
Payments for purchases of subsidiaries, net of cashacquired	(16,615)	(6)	(43,723)
Proceeds from disposals of property and equipment	242	244	257
Net cash used in investing activities	(82,324)	(23,613)	(63,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt	30,288	10,204	32,110
Proceeds from exercise of stock options	10,991	9,043	5,411
Net borrowings (repayments) under note payable	10,850	10,834	(9,939)
Repayments on long-term debt	(8,438)	(4,522)	(2,073)
Principal payments of capital lease obligations	(731)	(924)	(1,429)
Net cash provided by financing activities	42,960	24,635	24,080
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,018)	9,988	(7,539)
Cash and cash equivalents at beginning of period	13,633	3,645	11,184
Cash and cash equivalents at end of period	$12,615	$13,633	$3,645
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,006	$7,074	$7,697
Income taxes, net of refunds	$16,609	$9,851	$7,999

In 2005 and 2004, the Company incurred no capital lease obligations. In 2003, the Company incurred capital lease obligations of approximately $912.

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended July 31, 2005, 2004 and 2003

(1) SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Business

United Natural Foods, Inc. and Subsidiaries (the “Company”) is a distributor and retailer of natural and organic products. The Company sells its products primarily throughout the United States.

(b) Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

On March 17, 2004, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock that was payable in the form of a stock dividend. Stockholders received one additional share of the Company’s common stock for each share of common stock held on the record date of March 29, 2004. The split became effective on April 20, 2004. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split. The par value of the common stock was not affected by the stock split and remains at $0.01 per share.

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for shipping and handling, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”) and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses.

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

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities is capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. Interest capitalized for the year ended July 31, 2005 was $0.5 million. There was no interest capitalized in the years ended July 31, 2004 and 2003.

Property and equipment consisted of the following at July 31, 2005 and 2004:

	Estimated Useful Lives (Years)	2005	2004
	(In thousands)
Land		$10,042	$5,912
Buildings and improvements	20-40	86,308	84,545
Leasehold improvements	5-15	15,843	15,942
Warehouse equipment	5-20	36,777	27,770
Office equipment	3-10	36,902	29,106
Motor vehicles	3-5	5,637	6,428
Equipment under capital leases	3-5	5,656	5,965
Construction in progress		45,634	1,781
		242,799	177,449
Less accumulated depreciation and amortization		74,890	63,309
Net property and equipment		$167,909	$114,140

Construction in progress as of July 31, 2005 primarily consisted of capitalized construction costs, including capitalized interest for the new distribution facilities in Greenwood, Indiana and Rocklin, California which have planned in service dates of August 2005 and October 2005, respectively.

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

(g) Intangible Assets and Other Long-Lived Assets

Intangible assets consist principally of goodwill and covenants not to compete. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally four to five years.

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicate potential impairment, the Company determines the implied fair value of that reporting unit using a discounted cash flow analysis and compares such values to the respective reporting units’ carrying amounts.

As of July 31, 2005, the Company’s annual assessment of each of its reporting units indicated that no impairment of goodwill existed. The restructuring of the Hershey Imports division during the fourth quarter of fiscal 2003 represented a triggering event that required the Company to evaluate Hershey Imports’ goodwill for potential impairment. The Company’s testing and subsequent analysis indicated that goodwill for Hershey Imports was impaired. Accordingly, the Company recognized an impairment charge of approximately $1.4 million on goodwill for the year ended July 31, 2003.

Total goodwill as of July 31, 2005 was $73.8 million. The Company recorded additional goodwill in the wholesale segment of approximately $16.4 million during the year ended July 31, 2005 as a result of the acquisitions of Select Nutrition Distributors ($7.0 million) and Roots & Fruits Cooperative Produce ($9.4 million).

Other intangibles consist of covenants not to compete and supply agreements with a weighted average amortization period of 4.5 years. The Company had other intangibles and related accumulated amortization of $0.5 million and $0.2 million at July 31, 2005, respectively, and $0.2 million and $0.1 million at July 31, 2004, respectively. Amortization expense was $0.1 million, $0.9 million and $0.4 million for the years ended July 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next four fiscal years is as follows:

Years ended July 31	(In thousands)
2006	$123
2007	92
2008	66
2009	26
$307

(h) Revenue Recognition and Concentration of Credit Risk

The Company records revenue upon delivery of products. Revenues are recorded net of applicable sales discounts and estimated sales returns. Sales incentives provided to customers are accounted for as reductions in revenue as the related revenue is recorded. The Company’s sales are primarily with customers located throughout the United States.

In 2005, two customers, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”), generated 10% or more of the Company’s revenues. In 2004 and 2003, one customer, Whole Foods Market, generated more than 10% of the Company’s revenues. Net sales to Whole Foods Market were approximately 26%, 26% and 24% of net sales in 2005, 2004 and 2003, respectively. Wild Oats Markets represented approximately 11% of net sales in 2005.

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

(i) Advertising

Advertising costs are expensed as incurred. Advertising expense was $5.6 million, $6.4 million and $6.6 million for the years ended July 31, 2005, 2004 and 2003, respectively.

(j) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable, long-term debt and capital lease obligations are based on the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to the Company’s incremental borrowing rate for similar financial instruments.

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

	July 31, 2005		July 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$12,615	$12,615	$13,633	$13,633
Accounts receivable	136,472	136,472	106,178	106,178
Notes receivable	2,679	2,679	2,373	2,373
Liabilities:
Notes payable	123,574	123,574	107,004	107,004
Long term debt, including current portion	70,695	70,979	48,744	49,879
Capital leases, including current portion	577	577	591	591
Swap agreements:
Interest rate swap	—	—	393	393
Heating oil swap	—	—	—	—

(k) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

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

(m) Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with exercise prices equal to the fair value of the shares at the dates of grant. In addition, the Company grants a fixed number of restricted shares to employees. The Company had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees through the year ended July 31, 2005. In addition, the Company has made the appropriate disclosures as required under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). Effective August 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Years ended July 31,
	2005	2004	2003
	(In thousands)
Net income—as reported	$41,572	$31,986	$20,220
Add: Stock-based compensation expense from restricted stock grant included in net income	100	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,748)	(3,150)	(2,839)
Net income—pro forma	$33,924	$28,836	$17,381
Basic earnings per share
As reported	$1.02	$0.81	$1.05
Pro forma	$0.84	$0.73	$0.90
Diluted earnings per share
As reported	$1.00	$0.78	$1.02
Pro forma	$0.82	$0.70	$0.88

The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	Years ended July 31,
	2005	2004	2003
Expected volatility	41.4%	49.7%	60.5%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.2%	3.7%	3.3%
Expected life	3.25 years	3.27 years	5 years

An average vesting period of four years was used for the assumption regarding stock options granted, except for options for 844,200 shares that were granted in the second quarter of fiscal 2005 that vested immediately. The after-tax effect of the immediate vesting is included in stock-based employee compensation expense in the table above for the year ended July 31, 2005 and amounted to $4.8 million, or $0.12 per pro-forma diluted share. Shares obtained upon the exercise of options issued under this grant become eligible to be sold in four equal annual installments, beginning on the first anniversary of the grant date. The Company took this as an opportunity to reduce expense in future periods as a result of SFAS 123R. Generally, options granted to officers and other key employees become exercisable in one-quarter increments beginning on the first anniversary of the grant date.

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

	Years ended July 31,
	2005	2004	2003
	(In thousands)
Basic weighted average shares outstanding	40,639	39,471	38,471
Net effect of dilutive stock options based upon the treasury stock method	968	1,554	983
Diluted weighted average shares outstanding	41,607	41,025	39,454
Potential anti-dilutive common shares excluded from the computation above	10	7	—

(o) Comprehensive Income

Components of other comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of net income and the net change in fair value of derivative instruments designated as cash flow hedges.

(p) Derivative Financial Instruments

The Company is exposed to market risks arising from changes in interest rates and fuel. The Company uses derivatives principally in the management of interest rate and fuel exposure. The Company does not utilize derivatives that contain leverage features. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

(q) Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales.

(r) Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation, and general and automobile liability insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.

(s) New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective August 1, 2005 and the Company does not believe that SFAS 151 will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). Additional guidance to assist in the initial interpretation of SFAS 123R was subsequently issued by the Securities Exchange Commission in Staff Accounting Bulletin No. 107. SFAS 123R requires that the Company, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R were effective for the Company beginning August 1, 2005. The Company continued to apply the accounting provisions of APB Opinion 25 in accounting for our share-based compensation plans through July 31, 2005.

The Company intends to adopt SFAS 123R using the modified prospective method of transition. This method will require the Company to apply the provisions of SFAS 123R to new awards and to any awards that are unvested on the effective date and will not require the Company to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for the Company’s pro forma disclosures that had been required by SFAS 123. Some of the Company’s share-based compensation plans have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55 and who have provided five years of service, automatically vest when they retire from the Company. For these awards, the Company has previously followed the nominal vesting period (over a four-year service period) approach in the pro forma disclosures. Upon adoption of SFAS 123R, new awards will be subject to the non-substantive vesting period approach. Under this approach, the Company will recognize the compensation costs for the awards when the employee is no longer required to provide any additional service to retain the award. Additionally, SFAS 123R requires that estimated forfeitures be considered in determining compensation cost. As previously permitted, the Company has recorded forfeitures when they occurred.

The disclosure in the footnotes to the Company’s consolidated financial statements under Note 1(m), Stock-Based Compensation, of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123R in future periods. The potential impact of adopting SFAS 123R on fiscal 2006’s results of operations and earnings per share is dependent on several factors including the number of options and shares of restricted stock granted in fiscal 2006, the fair value of those options and shares, which will be determined at the date of grant, the related income tax benefits recorded and the number of diluted shares outstanding.

(2) ACQUISITIONS

On July 12, 2005, the Company’s wholly owned subsidiary, Albert’s Organics, Inc., acquired substantially all of the assets and assumed certain of the liabilities of Roots & Fruits Cooperative Produce (“Roots & Fruits”), a Minnesota-based organic wholesale distributor of fresh produce and other perishables, for cash consideration of approximately $10.3 million. The acquisition was financed by borrowings against the Company’s line of credit. The operating results of Roots & Fruits have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $9.4 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s wholesale segment.

On December 20, 2004, the Company acquired by merger privately held Select Nutrition Distributors, Inc. (“Select Nutrition”), a national distributor of health & beauty aids and vitamins, minerals & supplements headquartered in New York, for cash consideration and assumed debt of approximately $12.6 million. The acquisition was financed by borrowings against the Company’s line of credit. The operating results of Select Nutrition have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $7.0 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s wholesale segment.

On December 31, 2002, the Company acquired by merger privately held Northeast Cooperative, a natural food distributor, headquartered in Brattleboro, Vermont, which services customers in the Northeast and Midwest regions of the United States, for cash consideration of $14.1 million. The  acquisition was financed by proceeds from the Company’s line of credit. The operating results of Northeast Cooperative have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company has recorded goodwill of $13.6 million related to this purchase acquisition, reflecting the cost of the acquisition and additional liabilities recorded, all of which is expected to be deductible for tax purposes.

On October 11, 2002, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Blooming Prairie Cooperative (“Blooming Prairie”), a distributor of natural foods and related products in the Midwest region of the United States, for cash consideration of $29.6 million. The acquisition was financed by proceeds from the Company’s line of credit. The operating results of Blooming Prairie have been included in the consolidated financial statements of the Company beginning with the acquisition date. The Company recorded goodwill of $13.8 million related to this purchase acquisition, all of which is expected to be deductible for tax purposes.

(3) STOCK OPTION PLANS

At July 31, 2005, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code or be “non-statutory stock options.”  Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years for employees and two years for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. At July 31, 2005, 45,100 shares were available for grant under the 1996 Stock Option Plan and 641,283 shares were available for grant under the 2002 Stock Incentive Plan.

At July 31, 2005, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. In the year ended July 31, 2005, the Company granted 25,000 restricted shares under the 2004 Plan with a weighted average fair value at date of grant of $29.78 per share. Compensation cost of $0.2 million was recognized in the year ended July 31, 2005 related to this grant.

The following table summarizes the stock option activity for the fiscal years ended July 31, 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,943,649	$12.42	3,429,318	$9.65	3,385,616	$8.11
Granted	864,550	$28.14	782,000	$18.67	1,049,500	$12.44
Exercised	(1,143,699)	$9.54	(1,097,819)	$8.31	(808,648)	$6.70
Forfeited	(118,375)	$13.52	(169,850)	$11.79	(197,150)	$9.92
Outstanding at end of year	2,546,125	$19.00	2,943,649	$12.42	3,429,318	$9.65
Options exercisable at year-end	1,425,497	$21.55	919,948	$8.40	1,171,118	$7.02
Weighted average fair value of options granted during the year:
Exercise price equals stock price	$9.23		$7.14		$6.89

The options for the purchase of 2,546,125 shares outstanding at July 31, 2005 had exercise prices and remaining contractual lives as follows:

Range of ExercisePrices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$6.31 - $10.23	208,797	3.8	$9.33	181,297	$9.23
$11.14 - $16.35	831,212	6.8	$12.15	326,186	$11.98
$18.66 - $24.54	644,066	8.3	$18.73	73,814	$18.79
$26.05 - $33.87	862,050	9.2	$28.16	844,200	$28.14
$6.31 - $33.87	2,546,125	7.7	$19.00	1,425,497	$21.55

(4) GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2005, the Company’s management approved and implemented plans to restructure the broadline distribution operations at its Mounds View, Minnesota distribution facility, because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $0.2 million restructuring charge in the first quarter of fiscal 2005 was associated primarily with severance costs related to the termination of approximately 85 employees at this facility. This closing was completed in the third quarter of fiscal 2005. The accruals related to the restructuring were utilized by the end of fiscal 2005.

During the fourth quarter of fiscal 2003, the Company recorded goodwill impairment, restructuring and other charges of approximately $3.3 million related to the Hershey Imports division. The charges included $1.4 million related to the impairment of goodwill associated with the acquisition of Hershey Imports, $1.1 million related to the writedown of inventory (included in cost of sales), severance and fringe benefit costs of $0.5 million related to cost reduction actions taken at Hershey Imports, and $0.3 million primarily related to the abandonment of equipment and other charges at Hershey Imports. The severance and fringe benefit costs were for 11 employees. All impacted employees had been notified of their status as of July 31, 2003. The accruals related to the restructuring were utilized by the end of fiscal 2004.

(5) NOTES PAYABLE

On April 30, 2004, the Company entered into an amended and restated four-year $250 million secured revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent (the “amended credit facility”). The amended credit facility increased the amount available for borrowing from $150 million to $250 million, on which interest accrues, at the Company’s option, at the New York Prime Rate (6.25% at July 31, 2005 and 4.25% at July 31, 2004) or at the London Interbank Offered Rate (“LIBOR”) plus 1.25%. The $250 million credit facility matures on March 31, 2008. The Company amended this facility effective in December 2004, reducing the rate at which interest accrues on LIBOR borrowing to LIBOR plus 0.90%. The weighted average interest rate on the amended credit facility was 4.41% as of July 31, 2005. As of July 31, 2005, the Company’s outstanding borrowings under the amended credit facility totaled $123.6 million with an availability of $114.9 million. As more fully discussed in Note 7, the Company entered into certain interest rate swap agreements to hedge this indebtedness which were assigned and transferred to a third party in December 2003.

The amended credit facility contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 31, 2005. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended credit facility.

(6) LONG-TERM DEBT

The Company entered into a $30 million term loan agreement with a financial institution effective April 30, 2003. The term loan was repayable over seven years based on a fifteen year amortization schedule. Interest accrued at 30 day LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. In July 2005, the Company amended the term loan agreement with the financial institution, increasing the principal amount available up to $75 million, decreasing the interest rate to LIBOR plus 1.0%, and extending the maturity date to August 2012.

As of July 31, 2005 and 2004, the Company’s long-term debt consisted on the following:

	July 31,
	2005	2004
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (4.52% at July 31, 2005)	$65,000	$37,278
Equipment financing loans payable to bank, secured by the underlying assets, due monthly and maturing at various dates from March 2006 through July 2008, at interest rates ranging from 4.79% to 7.23%	1,982	3,652
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing at June 1, 2015 and June 1, 2007, at interest rates of 8.60% and 8.55%, respectively	1,836	2,157
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing at May 1, 2015, at an interest rate of 10.00%	1,605	1,768
Promissory note due October 2005, at an interest rate of 30 day LIBOR plus 1.25%	—	3,595
Other	272	294
	$70,695	$48,744
Less: current installments	5,843	4,766
Long-term debt, excluding current installments	$64,852	$43,978

Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 31, 2005.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2005:

Year	(In thousands)
2006	$5,843
2007	5,508
2008	4,986
2009	4,665
2010	4,642
2011 and thereafter	45,051
$70,695

(7) FINANCIAL INSTRUMENTS

In October 1998, the Company entered into an interest rate swap agreement that provided for it to pay interest for a five-year period at a fixed rate of 5% on a notional principal amount of $60 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. This swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $60 million at LIBOR plus 1.50%, thereby fixing the effective rate at 6.50%. In October 2003, the counterparty exercised its option to extend the original five-year term of the swap agreement to seven years. The inclusion of this option prohibited accounting for the swap as an effective hedge under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The Company entered into an additional interest rate swap agreement effective August 2001. The additional agreement provided for it to pay interest for a four-year period at a fixed rate of 4.81% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The four-year term of the swap agreement could have been extended to six years at the option of the counterparty, which prohibited accounting for the swap as an effective hedge under SFAS 133. The swap had been entered into as a hedge against LIBOR interest rate movements on current and anticipated variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 6.31%. If LIBOR exceeded 6.0% in a given period, the agreement was suspended for that period.

On December 29, 2003, the Company assigned and transferred all of its obligations of its two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest. As a result of this assignment, these “ineffective” swaps will no longer be included as a special item for future fiscal periods. These “ineffective” swaps were included as special items for the first two quarters of fiscal 2004.

In May 2003, we entered into an additional interest rate swap agreement. The agreement provided for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 5.18%. LIBOR was 1.50% as of July 31, 2004. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005 this agreement was terminated  and income of $0.6 million was recorded in other expense (income) in the Company’s statement of income for the year ended July 31, 2005.

In August 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  LIBOR was 3.52% as of July 31, 2005. The swap agreement qualifies as an “effective” hedge under SFAS 133.

(8) CAPITAL LEASES

The Company leases computer, office and warehouse equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Total capital leased assets at July 31, 2005 and 2004 were $5,656, and $5,965, respectively, less accumulated depreciation of $4,695 and $4,558, respectively.

The remaining minimum future lease payments under capital leases as of July 31, 2005 are:

Years ended July 31	(In thousands)
2006	$584
2007	19
Total minimum lease payments	603
Less: Amount representing interest	26
Present value of net minimum leasepayments	577
Less: current installments	558
Capital lease obligations, excludingcurrent installments	$19

(9) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

Rent and other lease expense for the years ended July 31, 2005, 2004 and 2003 totaled approximately $14.9 million, $16.8 million, and $16.4 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2005 are as follows:

Year	(In thousands)
2006	$16,297
2007	14,790
2008	13,017
2009	10,840
2010	9,059
Thereafter	15,437
$79,440

Outstanding commitments as of July 31, 2005 for the purchase of inventory and fuel were approximately $22.7 million and $0.5 million, respectively. The Company had outstanding letters of credit of approximately $11.9 million at July 31, 2005.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(10) RETIREMENT PLAN

The Company has two defined contribution retirement plans, following the acquisition of Select Nutrition, the United Natural Foods, Inc. Retirement Plan (the “401(k) Plan”) and the Select Nutrition Distributors, Inc. 401(k) Plan (the “Select Plan”), collectively, the Plans. During fiscal 2004, the Company merged the defined contribution plans of Blooming Prairie and Northeast Cooperatives into the 401(k) Plan. Under the Plans, employees may elect to contribute a percentage of their pay to the Plans on a before-tax basis. In order to become a participant in either the 401(k) Plan or the Select Plan, employees must meet certain eligibility requirements as described in the respective Plans’ document. In addition to amounts contributed to the 401(k) Plan by employees, the Company makes contributions to the 401(k) Plan on behalf of the employees. The Company contributions to the 401(k) Plan were approximately $2.0 million, $1.9 million, and $1.6 million for the years ended July 31, 2005, 2004 and 2003, respectively.

(11) EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted the UNFI Employee Stock Ownership Plan (the “ESOP Plan”) for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, (“SOP 93-6”) in November 1993. The statement provides guidance on employers’ accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. As allowed under SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. As a result, the Company continues to follow the guidance of SOP 76-3, Accounting Practices for Certain Employee Stock Ownership Plans (“SOP 76-3”). Under SOP 76-3, unreleased shares of the ESOP are considered to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During each of 2005, 2004 and 2003 contributions totaling approximately $0.3 million, $0.3 million and $0.4 million, respectively, were made to the Trust. Of these contributions, approximately $0.2 million represented interest in 2005, 2004 and 2003.

The ESOP shares were classified as follows:

	July 31
	2005	2004
	(In thousands)
Total ESOP shares—beginning of year	3,220	3,418
Shares distributed to employees	(143)	(198)
Total ESOP shares—end of year	3,077	3,220
Allocated shares	1,361	1,328
Unreleased shares	1,716	1,892
Total ESOP shares	3,077	3,220

During the years ended July 31, 2005 and 2004, 176,000 shares were released for allocation. The fair value of unreleased shares was approximately $57.9 million and $41.0 million at July 31, 2005 and 2004, respectively.

(12) INCOME TAXES

Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 31, 2005:
U.S. Federal	$20,684	$1,609	$22,293
State and local	3,033	154	3,187
	$23,717	$1,763	$25,480
Fiscal year ended July 31, 2004:
U.S. Federal	$14,349	$3,246	$17,595
State and local	2,377	478	2,855
	$16,726	$3,724	$20,450
Fiscal year ended July 31, 2003:
U.S. Federal	$9,526	$1,991	$11,517
State and local	1,194	476	1,670
	$10,720	$2,467	$13,187

Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended July 31
	2005	2004	2003
	(In thousands)
Computed “expected” tax expense	$23,468	$18,351	$11,711
State and local income tax, net of Federal income tax expense	1,953	1,528	1,086
Increase in valuation allowance	123	328	182
Non-deductible expenses	70	318	257
General business credits	(177)	(135)	(138)
Other, net	43	60	89
	$25,480	$20,450	$13,187

Total income tax expense for the years ended July 31, 2005, 2004, and 2003 was allocated as follows:

	2005	2004	2003
	(In thousands)
Income before income taxes	$25,480	$20,450	$13,187
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(8,095)	(6,213)	(950)
	$17,385	$14,237	$12,237

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2005 and 2004 are presented below:

	2005	2004
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$2,621	$2,560
Compensation and benefit related	2,738	1,408
Accounts receivable, principally due to allowances for uncollectible accounts	2,862	2,602
Accrued expenses	562	1,651
State net operating loss carryforward	3,363	1,073
Other	4	210
Total gross deferred tax assets	12,150	9,504
Less valuation allowance	1,275	1,152
Net deferred tax assets	10,875	8,352
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	6,572	5,680
Intangible assets	3,706	2,487
Other	82	305
Total deferred tax liabilities	10,360	8,472
Net deferred tax assets (liabilities)	$515	$(120)
Net current deferred income tax assets	$7,419	$7,610
Net non-current deferred income tax liabilities	(6,904)	(7,730)
	$515	$(120)

At July 31, 2005, the Company had net operating loss carryforwards of approximately $28.7 million for state income tax purposes that expire in years 2005 through 2025.

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

(13) BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
2005
Revenue	$2,020,251	$73,254	$(33,937)		$2,059,568
Operating income (loss)	79,914	(7,056)	(328)		72,530
Interest expense				$6,568	6,568
Other, net				(1,090)	(1,090)
Income before income taxes					67,052
Amortization and depreciation	12,483	1,090			13,573
Capital expenditures	65,302	649			65,951
Assets	781,567	75,529	(205,838)		651,258
2004
Revenue	1,629,717	70,637	(30,402)		1,669,952
Operating income	63,144	(4,667)	7		58,484
Interest expense				7,265	7,265
Other, net				(1,217)	(1,217)
Income before income taxes					52,436
Amortization and depreciation	10,484	1,176			11,660
Capital expenditures	23,303	548			23,851
Assets	657,411	39,852	(188,496)		508,767
2003
Revenue	1,336,239	65,529	(21,875)		1,379,893
Operating income	50,382	(9,514)	(52)		40,816
Interest expense				7,795	7,795
Other, net				(386)	(386)
Income before income taxes					33,407
Amortization and depreciation	9,093	1,237			10,330
Capital expenditures	19,208	817			20,025
Assets	578,907	40,109	(188,917)		430,099

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain key interim financial information for the years ended July 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share data)
2005
Net sales	$477,542	$504,710	$534,335	$542,981	$2,059,568
Gross profit	92,443	95,325	101,948	105,329	395,045
Income before income taxes	16,203	15,121	17,375	18,353	67,052
Net income	9,884	9,224	10,686	11,778	41,572
Per common share income
Basic:	$0.25	$0.23	$0.26	$0.29	$1.02
Diluted:	$0.24	$0.22	$0.26	$0.28	$1.00
Weighted average basic
Shares outstanding	40,123	40,400	40,900	41,139	40,639
Weighted average diluted
Shares outstanding	41,580	41,495	41,774	41,951	41,607
Market Price
High	$29.15	$31.90	$34.87	$35.18	$35.18
Low	$18.90	$24.73	$26.00	$26.45	$18.90

	First	Second	Third	Fourth	Full Year
2004
Net sales	$381,382	$393,248	$448,900	$446,422	$1,669,952
Gross profit	76,173	78,785	87,577	87,922	330,456
Income before income taxes	11,110	11,544	14,105	15,677	52,436
Net income	6,777	7,042	8,604	6,114	31,986
Per common share income
Basic:	$0.17	$0.18	$0.22	$0.24	$0.81
Diluted:	$0.17	$0.17	$0.21	$0.23	$0.78
Weighted average basic
Shares outstanding	39,051	39,196	39,648	39,993	39,471
Weighted average diluted
Shares outstanding	40,364	40,750	41,344	41,623	41,025
Market Price
High	$19.78	$20.72	$26.80	$29.66	$29.66
Low	$13.66	$16.92	$19.51	$21.50	$13.66

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2005, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their Report which is included in Item 9A(c) of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management regarding Internal Control over Financial Reporting, that United Natural Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Natural Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, United Natural Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated October 5, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
October 5, 2005

(d) Changes in Internal Controls.

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended July 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 8, 2005 (the “2005 Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this annual report on Form 10-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is contained in the 2005 Proxy Statement under the captions “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in part in the 2005 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the 2005 Proxy Statement under the caption “Fees Paid to KPMG LLP” and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/S/ RICK D. PUCKETT
Rick D. Puckett
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN H. TOWNSEND	Chair of the Board, President, Chief	October 13, 2005
Steven H. Townsend	Executive Officer, and Director
(Principal Executive Officer)
/s/ THOMAS B. SIMONE	Vice Chair of the Board and Lead	October 13, 2005
Thomas B. Simone	Independent Director
/s/ RICK D. PUCKETT	Vice President, Chief Financial Officer and	October 13, 2005
Rick D. Puckett	Treasurer (Principal Financial and Accounting Officer)
/s/ RICHARD ANTONELLI	President of United Distribution and	October 13, 2005
Richard Antonelli	Director
/s/ GORDON D. BARKER	Director	October 13, 2005
Gordon D. Barker
/s/ JOSEPH M. CIANCIOLO	Director	October 13, 2005
Joseph M. Cianciolo
/s/ MICHAEL S. FUNK	Director	October 13, 2005
Michael S. Funk
/s/ GAIL A. GRAHAM	Director	October 13, 2005
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	October 13, 2005
James P. Heffernan

EXHIBIT INDEX

Exhibit No.		Description
3.1	(17)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(17)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(3)	Amended and Restated By-Laws of the Registrant.
4.1	(15)	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.
10.1	(1)	1996 Employee Stock Purchase Plan.
10.2	(15)	Amended and Restated Employee Stock Ownership Plan.
10.3	(1)	Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4	(1)

Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.5	(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6	(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7	(4)	Amended and Restated 1996 Stock Option Plan.
10.8	(4)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9	(4)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10	(5)	2002 Stock Incentive Plan.
10.11	(6)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12	(7)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13	(8)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation dated December 18, 2003.
10.14	(9)	Real estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15	(1)	Distribution Agreement between Mountain People’s Wine Distributing, Inc., and Mountain People’s, dated August 23, 1994.
10.16	(10)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August, 1998.
10.17	(11)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.18	(12)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.19	(3)	Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated April 1, 2002.
10.20	(13)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.

10.21	(14)	Employment Agreement between the Registrant and Steven H. Townsend dated December 5, 2003.
10.22	(5)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 1, 1998.
10.23	(17)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated January 1, 2005.
10.24	(8)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc. dated January 12, 2004.
10.25	(15)	First Amendment to Term Loan Agreement with Fleet Capital Corporation dated August 26, 2003.
10.26	(16)	2004 Equity Incentive Plan
10.27	(17)	First Amendment to Amended and Restated Loan and Security Agreement dated December 30, 2004
10.28	(18)	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan
10.29	*	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation dated July 28, 2005.
21	*	Subsidiaries of the Registrant.
23	*	Consent of Independent Registered Public Accounting Firm.
23.1	*	Report of Independent Registered Public Accounting Firm.
Schedule II—Valuation and Qualifying Accounts
31.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*                    Filed herewith.

+                Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)          Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-11349).

(2)          Incorporated by reference to the Registrant’s Definitive Proxy Statement for the year ended July 31, 1998.

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2002.

(4)          Incorporated by reference to the Registrant’s Definitive Proxy Statement for the year ended July 31, 2000.

(5)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2003.

(6)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

(7)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002.

(8)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

(9)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2000.

(10)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1999.

(11)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1997.

(12)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2001.

(13)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(14)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(15)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2004.

(16)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

(17)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(18)   Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-123462).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended July 31, 2005	$9,733	$2,296	$2,557	$9,472
Year ended July 31, 2004	$7,856	$3,586	$1,709	$9,733
Year ended July 31, 2003	$5,992	$2,622	$758	$7,856