Form 10-Q
period 2005-10-29
UNITED NATURAL FOODS INC
filed 2005-12-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0376157 (I.R.S. Employer Identification No.)
260 Lake Road Dayville, CT (Address of principal executive offices)	06241 (Zip Code)
(860) 779-2800 (Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                        No ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

        As of December 1, 2005 there were 41,435,785 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	October 29, 2005	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,906	$12,615
Accounts receivable, net	153,488	136,472
Notes receivable, trade, net	832	877
Inventories	270,449	235,700
Prepaid expenses and other current assets	10,023	9,811
Deferred income taxes	7,419	7,419

Total current assets	452,117	402,894
Property & equipment, net	171,971	167,909
Goodwill	74,552	73,808
Notes receivable, trade, net	2,093	1,802
Intangible assets, net	276	307
Other	5,277	4,538

Total assets	$706,286	$651,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144,191	$119,177
Notes payable	138,975	123,574
Accrued expenses and other current liabilities	35,805	34,915
Current portion of long-term debt	5,657	5,843

Total current liabilities	324,628	283,509
Long-term debt, excluding current portion	63,907	64,852
Deferred income taxes	7,032	6,904
Other long-term liabilities	1,747	474

Total liabilities	397,314	355,739

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares;
none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares;
issued and outstanding 41,436 and 41,287 at October 29, 2005
and July 31, 2005, respectively	414	413
Additional paid-in capital	125,885	120,354
Unallocated shares of Employee Stock Ownership Plan	(1,564)	(1,605)
Accumulated other comprehensive income	210	—
Retained earnings	184,027	176,357

Total stockholders' equity	308,972	295,519

Total liabilities and stockholders' equity	$706,286	$651,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended
	October 29, 2005	October 31, 2004

Net sales	$575,641	$477,542

Cost of sales (Note 1)	465,374	385,099

Gross profit	110,267	92,443

Operating expenses (includes $2,535 and $0 of share-based
compensation expense in 2005 and 2004, respectively)	95,513	74,597

Restructuring charge	—	170

Amortization of intangibles	145	141

Total operating expenses	95,658	74,908

Operating income	14,609	17,535

Other expense (income):
Interest expense	2,367	1,433
Other, net	(129)	(101)

Total other expense	2,238	1,332

Income before income taxes	12,371	16,203

Income taxes	4,701	6,319

Net income	$7,670	$9,884

Per share data (basic):

Net income	$0.19	$0.25

Weighted average shares of common stock	41,334	40,123

Per share data (diluted):

Net income	$0.18	$0.24

Weighted average shares of common stock	42,150	41,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended
	October 29, 2005	October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,670	$9,884
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	3,754	3,092
(Gain) loss on disposals of property and equipment	(9)	9
Provision for doubtful accounts	369	466
Share-based compensation	2,535	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,510)	(27,227)
Inventories	(34,749)	(18,084)
Prepaid expenses and other assets	(625)	(1,876)
Notes receivable, trade	(246)	(384)
Accounts payable	24,973	34,666
Accrued expenses and other liabilities	2,189	(841)
Income taxes payable	—	5,021
Tax effect of stock options	—	74

Net cash (used in) provided by operating activities	(11,649)	4,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,683)	(3,590)
Payments for acquisitions, net of cash acquired	(517)	—
Proceeds from disposals of property and equipment	21	25

Net cash used in investing activities	(8,179)	(3,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under note payable	15,401	(7,866)
Proceeds from exercise of stock options	1,713	205
Tax effect of stock options	1,284	—
Repayments of long-term debt	(1,131)	(1,292)
Principal payments of capital lease obligations	(148)	(162)

Net cash provided by (used in) financing activities	17,119	(9,115)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,709)	(7,880)
Cash and cash equivalents at beginning of period	12,615	13,633

Cash and cash equivalents at end of period	$9,906	$5,753

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,561	$1,377

Income taxes	$4,470	$1,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 29, 2005 (Unaudited)

1. BASIS OF PRESENTATION

United Natural Foods, Inc. (the “Company”) is a distributor and retailer of natural and organic products. The Company sells its products throughout the United States.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Effective August 1, 2005, the Company changed the fiscal periods in its fiscal year to end on the Saturday closest to July 31. As a result of this change, the Company’s fiscal quarters will end on the Saturday closest to the end of the fiscal quarter. As such, the first quarter of fiscal 2006 ended on October 29, 2005 compared to the first quarter of fiscal 2005 which ended on October 31, 2004. This change in quarter end did not have a material impact on the Company’s operations.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts paid by the Company for shipping and handling, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2. SHARE-BASED COMPENSATION

Prior to August 1, 2005, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Share-Based Compensation, (“SFAS 123”). The Company, applying the intrinsic value method, did not record share-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to August 1, 2005.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted through August 1, 2005, but for which the requisite service period had not been completed as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of the adoption of SFAS 123(R), the Company’s income before income taxes and net income for the three months ended October 29, 2005 are $2.1 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. If the Company had not adopted SFAS 123(R), basic and diluted earnings per share for the three months ended October 29, 2005 would have been $0.22 and $0.21, respectively, compared to reported basic and diluted earnings per share of $0.19 and $0.18, respectively. As of October 29, 2005, there was $2.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The $1.3 million excess tax benefit classified as a financing cash inflow for the three months ended October 29, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) for the three months ended October 31, 2004:

Three months ended October 31, 2004

Net income – as reported	$9,884
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(889)

Net income – pro forma	$8,995

Basic earnings per share
As reported	$0.25

Pro forma	$0.23

Diluted earnings per share
As reported	$0.24

Pro forma	$0.22

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical information and other factors.

The following summary presents the weighted average assumptions used for grants in the first quarter of fiscal 2005 and fiscal 2004:

	Three months ended
	October 29, 2005	October 31, 2004
Expected volatility	36.5%	42.2%
Dividend yield	0.0%	0.0%
Risk free interest rate	4.2%	2.9%
Expected life	3 years	3.25 years

As of October 29, 2005, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be “non-statutory stock options.” Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years for employees and two years for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. As of October 29, 2005, 45,100 shares were available for grant under the 1996 Stock Option Plan and 644,771 shares were available for grant under the 2002 Stock Incentive Plan.

The following summary presents information regarding outstanding stock options as of October 29, 2005 and changes during the three months then ended with regard to options under the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	2,546,125	$19.00
Granted	1,200	$35.40
Exercised	(148,983)	$11.50		$3,442,000
Forfeited	(4,688)	$22.45

Outstanding at October 29, 2005	2,393,654	$19.47	7.7	$19,596,000

Exercisable at October 29, 2005	1,293,514	$22.59	8.0	$6,557,000

The weighted average grant-date fair value of options granted during the three months ended October 29, 2005 and October 31, 2004 was $10.29 and $8.11, respectively.

At October 29, 2005, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. The Company had 25,000 nonvested (restricted) shares outstanding under the 2004 Plan as of October 29, 2005. The weighted average grant date fair value of nonvested shares outstanding was $29.78 as of October 29, 2005. No nonvested shares were granted, vested or forfeited during the three months ended October 29, 2005. At October 29, 2005, 975,000 shares were available for grant under the 2004 Plan.

3. EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

	Three months ended
(In thousands)	October 29, 2005	October 31, 2004

Basic weighted average shares outstanding	41,334	40,123

Net effect of dilutive stock options based upon
the treasury stock method	816	1,457

Diluted weighted average shares outstanding	42,150	41,580

There were 5,200 and 5,550 anti-dilutive stock options excluded from the diluted earnings per share calculation for the quarters ended October 29, 2005 and October 31, 2004, respectively.

4. DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 4.09% and 3.52% as of October 29, 2005 and July 31, 2005, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 29, 2005, the Company had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of other comprehensive income.

5. COMPREHENSIVE INCOME

Total comprehensive income for the three-month period ended October 29, 2005 amounted to $7,880,000 as compared to $9,564,000 in the same period in the prior year. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreements and the commodity swap agreements discussed in Note 4. The change in fair value of these derivative financial instruments was $0.3 million pre-tax gain ($0.2 million after-tax) and $0.5 million pre-tax loss ($0.3 million after-tax) for the three months ended October 29, 2005 and October 31, 2004, respectively.

6. BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural and organic foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items. “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended October 29, 2005:
Net sales	$565,897	$18,927	$(9,183)		$575,641
Operating income (loss)	21,223	(6,338)	(276)		14,609
Interest expense				$2,367	2,367
Other, net				(129)	(129)
Income before income taxes					12,371
Depreciation and amortization	3,474	280			3,754
Capital expenditures	7,482	201			7,683
Total assets	835,486	78,193	(207,393)		706,286

Three months ended October 31, 2004:
Net sales	$468,549	$17,739	$(8,746)		$477,542
Operating income (loss)	18,785	(1,241)	(9)		17,535
Interest expense				$1,433	1,433
Other, net				(101)	(101)
Income before income taxes					16,203
Depreciation and amortization	2,809	283			3,092
Capital expenditures	3,519	71			3,590
Total assets	699,530	38,547	(189,521)		548,556

7. NEW ACCOUNTING PRONOUNCEMENTS

The Company has determined that there are no recently issued accounting pronouncements that are expected to have a material impact on the Company’s consolidated financial position or results of operations.

8. SUBSEQUENT EVENT

As of the end of fiscal November, the Company transitioned all remaining operations at its Auburn, California facilities to the new Rocklin, California facility and, as a result, will reclassify the long-lived assets related to the Auburn facilities as held for sale.

Item 2. Management’s Discussion and Analysis ofFinancial Condition and Results of Operations

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share through our high quality service and a broader product selection, the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers and the construction of new distribution centers. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our estimated market share increased from 6.5% to 8.3% from calendar 2003 to calendar 2004, based on industry data compiled by one of the industry’s leading trade publications, The Natural Foods Merchandiser. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group, Inc. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

  our wholesale division, which includes our Broadline Distribution, Albert’s Organics, Inc. and Select Nutrition Distributors, Inc. (“Select Nutrition”);
  our retail division, which consists of our 12 retail stores; and
  our manufacturing division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

  expanding our marketing and customer service programs across regions;
  expanding our national purchasing opportunities;
  offering a broader product selection;
  consolidating systems applications among physical locations and regions;
  increasing our investment in people, facilities, equipment and technology;
  integrating administrative and accounting functions; and
  reducing geographic overlap between regions.

Our continued growth has created the need to open new facilities and expand of existing facilities in order to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities. In October 2005, we opened the new Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. We recently expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana in August 2005, which will serve as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In addition, we expanded our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California to in the Rocklin distribution center will take approximately six to nine months to fully manifest themselves in the form of lower operating expenses relative to sales over the long-term. With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,900,000 square feet to our distribution centers since fiscal 2001, representing a 124% increase in our distribution capacity. Our current capacity utilization is 68%.

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

     Allowance for doubtful accounts

          We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $153.5 million and $136.5 million, net of the allowance for doubtful accounts of $4.4 million and $4.3 million, as of October 29, 2005 and July 31, 2005, respectively. Our notes receivable balances were $2.9 million and $2.7 million, net of the allowance of doubtful accounts of $3.6 million and $5.1 million, as of October 29, 2005 and July 31, 2005, respectively.

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

     Valuation of goodwill and intangible assets

          Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of October 29, 2005 and July 31, 2005, was $74.6 million and $73.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 29, 2005	October 31, 2004
Net sales	100.0%	100.0%
Cost of sales	80.8%	80.6%

Gross profit	19.2%	19.4%

Operating expenses	16.6%	15.6%
Restructuring charge	0.0%	0.0%
Amortization of intangibles	0.0%	0.0%

Total operating expenses	16.6%	15.7%*

Operating income	2.5%	3.7%

Other expense (income):
Interest expense	0.4%	0.3%
Other, net	0.0%	0.0%

Total other expense	0.4%	0.3%

Income before income taxes	2.1%	3.4%
Income taxes	0.8%	1.3%

Net income	1.3%	2.1%

* Total reflects rounding

Three Months Ended October 29, 2005 Compared To Three Months Ended October 31, 2004

Net Sales

Our net sales increased approximately 20.5%, or $98.1 million, to $575.6 million for the three months ended October 29, 2005 from $477.5 million for the three months ended October 31, 2004. This increase was due to organic growth in our wholesale division, excluding acquisitions, of 17.5% and the inclusion of sales related to our recent acquisitions of Select Nutrition and Roots & Fruits Cooperative Produce (“Roots & Fruits”) that were not included in the three months ended October 31, 2004. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products.

In the three months ended October 29, 2005, Whole Foods Market, Inc. (“Whole Foods Market”) comprised approximately 25% of net sales and Wild Oats Markets, Inc. (“Wild Oats Markets”) comprised approximately 10% of net sales. In the three months ended October 31, 2004, Whole Foods Market comprised approximately 26% of net sales and Wild Oats Markets comprised approximately 12% of net sales.

The following table lists the percentage of sales by customer type for the quarters ended October 29, 2005 and October 31, 2004:

Customer type	Percentage of Net Sales
	2005	2004
Independently owned natural products retailers	46%	45%
Supernatural chains	36%	37%
Conventional supermarkets	14%	13%
Other	4%	5%

Gross Profit

Our gross profit increased approximately 19.3%, or $17.8 million, to $110.3 million for the three months ended October 29, 2005 from $92.4 million for the three months ended October 31, 2004. Our gross profit as a percentage of net sales was 19.2% and 19.4% for the three months ended October 29, 2005 and October 31, 2004, respectively. The decrease in gross profit as a percentage of net sales was primarily due to fuel surcharges paid to vendors as we were not able to pass all the increased fuel surcharge costs along to our customers due to the rapid increase in these surcharge costs during the quarter.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 22.0%, or $16.5 million, to $91.4 million for the three months ended October 29, 2005 from $74.9 million for the three months ended October 31, 2004. Total operating expenses, including special items, increased approximately 27.7%, or $20.8 million, to $95.7 million for the three months ended October 29, 2005 from $74.9 million for the three months ended October 31, 2004. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the three months ended October 29, 2005 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense, an increase in fuel costs as a percentage of net sales of 12 basis points and the inclusion of operating expenses related to Select Nutrition and Roots & Fruits, our recent acquisitions, that were not included in the three months ended October 31, 2004. The first quarter of fiscal 2006 includes share-based compensation cost, excluding special items of $1.5 million, resulting from the adoption of SFAS 123(R) (See Note 2 to the condensed consolidated financial statements). Total operating expenses in the first three months of fiscal 2005 included a $0.2 million restructuring charge related to severance costs, which resulted from our reduced operations at our Mounds View, Minnesota facility.

As a percentage of net sales, total operating expenses, excluding special items, increased to approximately 15.9% for the three months ended October 29, 2005, from approximately 15.7% for the three months ended October 31, 2004. As a percentage of net sales, total operating expenses, including special items, increased to approximately 16.6% for the three months ended October 29, 2005, from approximately 15.7% for the three months ended October 31, 2004. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $2.5 million, of which $1.5 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer.

We estimate that incremental share-based compensation cost for fiscal 2006 will be approximately $6.0 million to $8.2 million, on a pre-tax basis, or $0.08 to $0.11 per diluted share after tax, excluding special items.

Total operating expenses for the three months ended October 29, 2005 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.7 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $92 thousand and certain cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend of $3.5 million. There were no special items in the three months ended October 31, 2004.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 7.7%, or $1.4 million, to $18.9 million for the three months ended October 29, 2005 from $17.5 million for the three months ended October 31, 2004. As a percentage of net sales, operating income, excluding special items, was 3.3% for the three months ended October 29, 2005 compared to the 3.7% for the three months ended October 31, 2004. Excluding special items, the impact of share-based compensation and the operating losses at our recent acquisitions, our operating margin would have been approximately 3.9%. Operating income, including special items, decreased approximately 16.7%, or $2.9 million, to $14.6 million, or 2.5% of net sales, for the three months ended October 29, 2005 from $17.5 million, or 3.7% of net sales, for the three months ended October 31, 2004.

Other Expense (Income)

Other expense (income) increased $0.9 million to $2.2 million for the three months ended October 29, 2005 from $1.3 million for the three months ended October 31, 2004. Interest expense for the three months ended October 29, 2005 increased to $2.4 million from $1.4 million in the three months ended October 31, 2004. The increase in interest expense was due to an increase in our short-term and long-term borrowings and effective interest rates.

Income Taxes

Our effective income tax rate was 38.0% and 39.0% for the three months ended October 29, 2005 and October 31, 2004, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $0.4 million to $10.3 million, or $0.24 per diluted share, for the three months ended October 29, 2005, compared to $9.9 million, or $0.24 per diluted share, for the three months ended October 31, 2004. Net income, including special items, decreased $2.2 million to $7.7 million, or $0.18 per diluted share, for the three months ended October 29, 2005, compared to $9.9 million, or $0.24 per diluted share, for the three months ended October 31, 2004.

Special Items

Special items for three months ended October 29, 2005 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the quarter with Steven H. Townsend. There were no special items in the three months ended October 31, 2004.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the three months ended October 29, 2005:

Three Months Ended October 29, 2005 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share

Income, excluding special items:	$16,646	$10,320	$0.24

Special items – (Expense)
Employment transition agreement costs (included in
operating expenses)	(3,512)	(2,177)	(0.05)
Rocklin, CA facility relocation costs (included in
operating expenses)	(672)	(416)	(0.01)
Greenwood, IN facility openings costs (included in
operating expenses)	(92)	(57)	(0.00)

Income, including special items:	$12,371 *	$7,670	$0.18

          * Total reflects rounding

     A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. Our amended and restated credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 0.90%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of October 29, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $98.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the $150 million revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of October 29, 2005, $65 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2006 will be between $30 and $35 million, and that we will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be similar to our anticipated fiscal 2006 requirements, as a percentage of revenue, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $11.6 million for the three months ended October 29, 2005, which reflected a $34.7 million investment in inventory that was partially offset by net income and a change in cash paid to vendors, net of cash collected from customers. The increase in inventory levels primarily relate to preparing the Greenwood, Indiana and the Rocklin, California facilities for opening in August 2005 and October 2005, respectively, and supporting increased sales with wider product assortment and availability. Days in inventory increased to 50 days at October 29, 2005 compared to 49 days at October 31, 2004. Days sales outstanding improved to 23 days at October 29, 2005 compared to 24 days at October 31, 2004. Net cash provided by operations was $4.8 million for the three months ended October 31, 2004 and was primarily due to net income, a change in cash collected from customers net of cash paid to vendors and an $18.1 million investment in inventory as a result of increased sales. Working capital increased by $8.1 million, or 6.8%, to $127.5 million at October 29, 2005 compared to working capital of $119.4 million at July 31, 2005.

Net cash used in investing activities was $8.2 million for the three months ended October 29, 2005 compared to $3.6 million for the same period last year and was primarily due to capital expenditures related to opening the Rocklin, California facility.

Net cash provided by financing activities was $17.1 million for the three months ended October 29, 2005 primarily due to net borrowings under our amended and restated credit facility, proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt and capital lease obligations. Net cash used in financing activities was $9.1 million for the three months ended October 31, 2004, due to repayments of long-term debt and repayments on our amended and restated credit facility, partially offset by proceeds from the exercise of stock options.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 4.09% as of October 29, 2005. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 29, 2005, we had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2005.

IMPACT OF INFLATION

Historically, we have been able to pass along inflation-related increases to our customers, however, with the recent rapid increase in fuel surcharges paid to vendors, we were unable to pass along all of the increase in these surcharge costs to our customers during the three months ended October 29, 2005. Historically, inflation has not had a material impact upon the results of our operations or profitability.

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

Use of Non-GAAP Results

Financial measures included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are referred to as non-GAAP financial measures. To supplement its financial statements presented on a GAAP basis, the Company uses non-GAAP financial measures of operating results, net income and earnings per share adjusted to exclude special charges and/or share-based compensation. The Company believes that the use of these additional measures is appropriate to enhance an overall understanding of its past financial performance and also its prospects for the future as these special charges are not expected to be part of the Company’s ongoing business, while the measures excluding share-based compensation provide comparability to the prior fiscal year. The adjustments to the Company’s GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and its marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators management uses as a basis for its planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP. A comparison and reconciliation from non-GAAP to GAAP results is included in the table under “Special Items” above.

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

     Acquisitions

We continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate our acquisitions and mergers.

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of mergers is critical to our future operating and financial performance. Integration requires, among other things:

  maintaining the customer base;
  optimizing of delivery routes;
  coordinating administrative, distribution and finance functions; and
  integrating management information systems and personnel.

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

     We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served. Whole Foods Market accounted for approximately 25% and 26% of our net sales during the three months ended October 29, 2005 and October 31, 2004, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. For the three months ended October 29, 2005 and October 31, 2004, Wild Oats Markets accounted for approximately 10% and 12% of our net sales, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

  difficulties with the collectibility of accounts receivable;
  difficulties with inventory control;
  competitive pricing pressures; and
  unexpected increases in fuel or other transportation-related costs.

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

     We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (President of United Distribution), Daniel V. Atwood (Senior Vice President of Marketing and Secretary), Michael D. Beaudry (Vice President of Distribution), Thomas A. Dziki (Division President), Michael S. Funk (President and Chief Executive Officer), Gary A. Glenn (Vice President of Information Technology), Barclay Hope (President of Albert’s Organics), Rick D. Puckett (Vice President, Chief Financial Officer and Treasurer), Mark E. Shamber (Vice President and Corporate Controller), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

     Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

  demand for natural products;
  changes in our operating expenses, including in fuel and insurance;
  management’s ability to execute our business and growth strategies;
  changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues;
  fluctuation of natural product prices due to competitive pressures;
  personnel changes;
  supply shortages;
  general economic conditions;
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

     Union-organizing activities could cause labor relations difficulties

As of October 29, 2005, we had approximately 4,380 full and part-time employees. An aggregate of 7.6% of total employees, or 330 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2008, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

     Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.90% maturing on March 31, 2008. As of October 29, 2005, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $98.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the amended and restated credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 28, 2005, we amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of October 29, 2005, $65 million was outstanding under the term loan agreement.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates on our borrowings. As more fully described in the notes to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2005.

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)

Changes in internal controls. There has been no change in the our internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

10.1	Employment Transition Agreement and Mutual Release

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

Reports on Form 8-K

August 4, 2005	The Company entered into severance agreements with certain of its executive officers.

September 2, 2005	The Company announced its financial results for the fiscal year ended July 31, 2005.

October 27, 2005	The Company announced the retirement and resignation of Mr. Townsend as the Company's President and Chief Executive Officer, and the appointment of Michael S. Funk, as the Company's new President and Chief Executive Officer.

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

Dated: December 7, 2005