Form 10-Q
period 2006-01-28
UNITED NATURAL FOODS INC
filed 2006-03-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2006
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
Registrant’s Telephone Number, Including Area Code: (860) 779-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒                        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                 Accelerated Filer ☐                 Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

As of March 1, 2006 there were 41,958,178 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	January 28, 2005	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,608	$12,615
Accounts receivable, net	163,080	136,472
Notes receivable, trade, net	972	877
Inventories	264,296	235,700
Prepaid expenses and other current assets	14,259	9,811
Deferred income taxes	7,419	7,419

Total current assets	476,634	402,894
Property & equipment, net	164,566	167,909
Other assets:
Goodwill	74,610	73,808
Notes receivable, trade, net	2,296	1,802
Intangible assets, net	246	307
Other	6,249	4,538

Total assets	$724,601	$651,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$161,002	$123,574
Accounts payable	125,736	119,177
Accrued expenses and other current liabilities	39,858	34,915
Current portion of long-term debt	5,592	5,843

Total current liabilities	332,188	283,509
Long-term debt, excluding current portion	62,487	64,852
Deferred income taxes	7,118	6,904
Other long-term liabilities	1,829	474

Total liabilities	403,622	355,739

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares
at January 28, 2006 and July 31, 2005, respectively; none	—	—
issued and outstanding
Common stock, $0.01 par value, authorized 50,000 shares;
41,890 issued and 41,661 outstanding shares at January 28, 2006;
41,287 issued and outstanding shares at July 31, 2005	419	413
Additional paid-in capital	133,167	120,354
Unallocated shares of Employee Stock Ownership Plan	(1,523)	(1,605)
Accumulated other comprehensive income	350	—
Retained earnings	194,658	176,357
Treasury stock, at cost, 229 and 0 shares at January 28, 2006
and July 31, 2005, respectively	(6,092)	—

Total stockholders' equity	320,979	295,519

Total liabilities and stockholders' equity	$724,601	$651,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	January 28, 2006	January 31, 2005	January 28, 2006	January 31, 2005

Net sales	$601,082	$504,710	$1,176,722	$982,252
Cost of sales	484,677	409,385	950,051	794,484

Gross profit	116,405	95,325	226,671	187,768

Operating expenses	96,057	78,577	191,570	153,173
Restructuring charge	—	—	—	170
Amortization of intangibles	142	172	286	314

Total operating expenses	96,199	78,749	191,856	153,657

Operating income	20,206	16,576	34,815	34,111

Other expense (income):
Interest expense	3,195	1,577	5,562	3,010
Other, net	(136)	(122)	(264)	(223)

Total other expense	3,059	1,455	5,298	2,787

Income before income taxes	17,147	15,121	29,517	31,324
Income taxes	6,516	5,897	11,216	12,216

Net income	$10,631	$9,224	$18,301	$19,108

Per share data (basic):
Net income	$0.26	$0.23	$0.44	$0.47

Weighted average shares of common stock	41,406	40,400	41,395	40,261

Per share data (diluted):
Net income	$0.25	$0.22	$0.43	$0.46

Weighted average shares of common stock	41,952	41,495	42,076	41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	January 28, 2006	January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,301	$19,108
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	7,988	6,438
Gain on disposals of property and equipment	(30)	(12)
Provision for doubtful accounts	1,600	998
Share-based compensation	3,480	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,333)	(31,408)
Inventories	(28,596)	(14,359)
Prepaid expenses and other assets	1,970	(4,010)
Notes receivable, trade	(589)	(353)
Accounts payable	6,518	5,756
Accrued expenses and other liabilities	6,510	(181)
Tax effect of stock options	—	5,193

Net cash used in operating activities	(11,181)	(12,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,774)	(9,039)
Purchases of acquired businesses, net of cash acquired	(575)	(6,168)
Proceeds from disposals of property and equipment	43	114

Net cash used in investing activities	(12,306)	(15,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under note payable	37,428	17,101
Proceeds from exercise of stock options	7,713	6,061
Purchases of treasury stock	(6,092)	—
Repayments of long-term debt	(2,922)	(4,349)
Tax effect of stock options	1,626	—
Principal payments of capital lease obligations	(273)	(325)

Net cash provided by financing activities	37,480	18,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,993	(9,435)
Cash and cash equivalents at beginning of period	12,615	13,633

Cash and cash equivalents at end of period	$26,608	$4,198

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,167	$3,067

Income taxes	$8,749	$6,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 28, 2006 (Unaudited)

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

Effective August 1, 2005, the Company changed the fiscal periods in its fiscal year to end on the Saturday closest to July 31. As a result of this change, the Company’s fiscal quarters will end on the Saturday closest to the end of the fiscal quarter. As such, the second quarter of fiscal 2006 ended on January 28, 2006 compared to the second quarter of fiscal 2005 which ended on January 31, 2005. This change in quarter end did not have a material impact on the Company’s operations.

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

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted through August 1, 2005, but for which the requisite service period had not been completed as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The Company recognized share-based compensation expense of $0.9 million, or $0.01 per diluted share, for the three months ended January 28, 2006. In the six months ended January 28, 2006, the Company recognized $3.5 million, or $0.05 per diluted share, of share-based compensation expense, of which $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with Steven H. Townsend, former President and Chief Executive Officer.

As of January 28, 2006, there was $6.7 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.6 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Cash Flow statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended January 31, 2005:

	Three months ended January 31, 2005	Six months ended January 31, 2005
Net income – as reported	$9,224	$19,108
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(5,287)	(6,178)

Net income – pro forma	$3,937	$12,930

Basic earnings per share
As reported	$0.23	$0.47

Pro forma	$0.10	$0.33

Diluted earnings per share
As reported	$0.22	$0.46

Pro forma	$0.10	$0.32

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical information and other factors.

The following summary presents the weighted average assumptions used for grants in fiscal 2006 and fiscal 2005:

	Three months ended		Six months ended
	January 28, 2006	January 31, 2005	January 28, 2006	January 31, 2005

Expected volatility	36.7%	41.4%	36.7%	41.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.4%	3.15%	4.4%	3.15%
Expected life	3.0 years	3.25 years	3.0 years	3.25 years

As of January 28, 2006, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be “non-statutory stock options.” Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of January 28, 2006, 100 shares were available for grant under the 1996 Stock Option Plan and 455,681 shares were available for grant under the 2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

The following summary presents information regarding outstanding stock options as of January 28, 2006 and changes during the six months then ended with regard to options under the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	2,546,125	$19.00
Granted	251,140	$25.52
Exercised	(477,715)	$13.46		$7,960,000
Forfeited	(20,538)	$24.96

Outstanding at January 28, 2006	2,299,012	$20.82	6.8	$47,856,000

Exercisable at January 28, 2006	1,654,941	$21.00	6.2	$34,751,000

The weighted average grant-date fair value of options granted during the six months ended January 28, 2006 and January 31, 2005 was $7.65 and $8.96, respectively.

At January 28, 2006, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 1,000,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. At January 28, 2006, 849,192 shares were available for grant under the 2004 Plan.

The following summary presents information regarding nonvested (restricted) share awards as of January 28, 2006 and changes during the six months then ended with regard to nonvested share awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at August 1, 2005	25,000	$29.78
Granted	125,808	$25.57
Vested	(25,000)	$29.78
Forfeited	0	—

Nonvested at January 28, 2006	125,808	$25.57

The total fair value of shares vested during the three and six months ended January 28, 2006 was $0.7 million.

3. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended
(In thousands)	January 28, 2006	January 31, 2005	January 28, 2006	January 31, 2005

Basic weighted average shares outstanding	41,406	40,400	41,395	40,261
Net effect of dilutive stock options based upon
the treasury stock method	546	1,095	681	1,108

Diluted weighted average shares outstanding	41,952	41,495	42,076	41,369

There were 16,050 and 3,000 anti-dilutive stock options for the quarters ended January 28, 2006 and January 31, 2005, respectively. For the six months ended January 28, 2006 and January 31, 2005, there were 8,200 and 850,200 anti-dilutive stock options, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

4. DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 4.57% and 3.52% as of January 28, 2006 and July 31, 2005, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At January 28, 2006, the Company had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of other comprehensive income.

5. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended January 28, 2006 and January 31, 2005 amounted to $10,771,000 and $9,457,000, respectively. Total comprehensive income for the six months ended January 28, 2006 and January 31, 2005 amounted to $18,651,000 and $19,022,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreements and the commodity swap agreements discussed in Note 4. For the three months ended January 26, 2006 and January 31, 2005, the change in fair value of these financial instruments was $0.2 million pre-tax gain ($0.1 million after-tax). The change in fair value of these derivative financial instruments was $0.6 million pre-tax gain ($0.4 million after-tax) and $0.1 million pre-tax loss ($0.1 million after-tax) for the six months ended January 28, 2006 and January 31, 2005, respectively.

6. TREASURY STOCK

     On December 1, 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the six months ended January 28, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices.

7. ASSET HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its Auburn, California facilities to the new Rocklin, California facility. As a result, the Company reclassified $7.4 million of long-lived assets related to the Auburn facility that were previously included in property and equipment as held for sale, which is included in prepaid expenses and other current assets in the consolidated balance sheet.

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

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended January 28, 2006:
Net sales	$590,799	$18,526	$(8,243)		$601,082
Operating income (loss)	24,366	(4,252)	92		20,206
Interest expense				$3,195	3,195
Other, net				(136)	(136)
Income before income taxes					17,147
Depreciation and amortization	3,949	285	—		4,234
Capital expenditures	4,001	90	—		4,091
Total assets	661,031	66,320	(2,750)		724,601

Three months ended January 31, 2005:
Net sales	$494,526	$17,497	$(7,313)		$504,710
Operating income (loss)	17,722	(926)	(220)		16,576
Interest expense				$1,577	1,577
Other, net				(122)	(122)
Income before income taxes					15,121
Depreciation and amortization	3,063	283	—		3,346
Capital expenditures	5,229	220	—		5,449
Total assets	532,755	39,738	(2,231)		570,262

	Wholesale	Other	Eliminations		Unallocated Expenses	Consolidated
Six months ended January 28, 2006:
Net sales	$1,156,696	$37,452	$(17,42	6)		$1,176,722
Operating income (loss)	45,589	(10,590)	(184)			34,815
Interest expense					$5,562	5,562
Other, net					(264)	(264)
Income before income taxes						29,517
Depreciation and amortization	7,423	565	—			7,988
Capital expenditures	11,482	292	—			11,774
Total assets	661,031	66,320	(2,750)			724,601

Six months ended January 31, 2005:
Net sales	$963,075	$35,236	$(16,05	9)		$982,252
Operating income (loss)	36,506	(2,165)	(230)			34,111
Interest expense					$3,010	3,010
Other, net					(223)	(223)
Income before income taxes						31,324
Depreciation and amortization	5,824	614	—			6,438
Capital expenditures	8,748	291	—			9,039
Total assets	532,755	39,738	(2,231)			570,262
9. NEW ACCOUNTING PRONOUNCEMENTS

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

Our continued growth has created the need to open new facilities and expand existing facilities in order to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities. In October 2005, we opened the new Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. We recently expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana in August 2005, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In addition, we expanded our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California to in the Rocklin facility will take approximately six to nine months after opening to fully manifest themselves in the form of lower operating expenses relative to sales over the long-term. With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,900,000 square feet to our distribution centers since fiscal 2001, representing a 124% increase in our distribution capacity. Our current capacity utilization is approximately 70%.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, the change in fair value of certain financial instruments and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

     Allowance for doubtful accounts

          We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $163.1 million and $136.5 million, net of the allowance for doubtful accounts of $5.6 million and $4.3 million, as of January 28, 2006 and July 31, 2005, respectively. Our notes receivable balances were $3.3 million and $2.7 million, net of the allowance of doubtful accounts of $3.4 million and $5.1 million, as of January 28, 2006 and July 31, 2005, respectively.

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

     Valuation of goodwill

          Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of January 28, 2006 and July 31, 2005, was $74.6 million and $73.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 28, 2006	January 31, 2005	January 28, 2006	January 31, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6%	81.1%	80.7%	80.9%

Gross profit	19.4%	18.9%	19.3%	19.1%

Operating expenses	16.0%	15.6%	16.3%	15.6%
Restructuring charge	0.0%	0.0%	0.0%	0.0%
Amortization of intangibles	0.0%	0.0%	0.0%	0.0%

Total operating expenses	16.0%	15.6%	16.3%	15.6%

Operating income	3.4%	3.3%	3.0%	3.5%

Other expense (income):
Interest expense	0.5%	0.3%	0.5%	0.3%
Other, net	0.0%	0.0%	0.0%	0.0%

Total other expense	0.5%	0.3%	0.5%	0.3%

Income before income taxes	2.9%	3.0%	2.5%	3.2%

Income taxes	1.1%	1.2%	1.0%	1.2%

Net income	1.8%	1.8%	1.6%*	1.9%*

* Total reflects rounding

Three Months Ended January 28, 2006 Compared To Three Months Ended January 31, 2005

Net Sales

Our net sales increased approximately 19.1%, or $96.4 million, to $601.1 million for the three months ended January 28, 2006 from $504.7 million for the three months ended January 31, 2005. This increase was primarily due to organic growth in our wholesale division, excluding acquisitions, of 17.5%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our recent acquisitions of Roots & Fruits Cooperative Produce (“Roots & Fruits”) in July 2005 and Select Nutrition in December 2004.

In the three months ended January 28, 2006, Whole Foods Market, Inc. (“Whole Foods Market”) comprised approximately 27.2% of net sales and Wild Oats Markets, Inc. (“Wild Oats Markets”) comprised approximately 9.7% of net sales. In the three months ended January 31, 2005, Whole Foods Market comprised approximately 26.3% of net sales and Wild Oats Markets comprised approximately 11.6% of net sales.

The following table lists the percentage of sales by customer type for the quarters ended January 28, 2006 and January 31, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	46%	45%
Supernatural chains	37%	38%
Conventional supermarkets	13%	13%
Other	4%	4%

Gross Profit

Our gross profit increased approximately 22.1%, or $21.1 million, to $116.4 million for the three months ended January 28, 2006 from $95.3 million for the three months ended January 31, 2005. Our gross profit as a percentage of net sales was 19.4% and 18.9% for the three months ended January 28, 2006 and January 31, 2005, respectively. The improvement in gross profit as a percentage of net sales was driven by the full implementation of a fuel surcharge program which passes to our customers the increased product costs and fuel surcharges we pay to vendors. Additionally, we experienced gross profit improvement at Select Nutrition during the three months ended January 28, 2006.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 22.4%, or $17.6 million, to $95.9 million for the three months ended January 28, 2006 from $78.4 million for the three months ended January 31, 2005. Total operating expenses, including special items, increased approximately 22.2%, or $17.5 million, to $96.2 million for the three months ended January 28, 2006 from $78.7 million for the three months ended January 31, 2005. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the three months ended January 28, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense and the inclusion of operating expenses related to our recent acquisitions of Roots & Fruits and Select Nutrition. The three months ended January 28, 2006 includes share-based compensation cost of $0.9 million, resulting from the adoption of SFAS 123(R) (See Note 2 to the condensed consolidated financial statements).

As a percentage of net sales, total operating expenses, excluding special items, increased to approximately 16.0% for the three months ended January 28, 2006, from approximately 15.5% for the three months ended January 31, 2005. As a percentage of net sales, total operating expenses, including special items, increased to approximately 16.0% for the three months ended January 28, 2006, from approximately 15.6% for the three months ended January 31, 2005. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $0.9 million.

Total operating expenses for the three months ended January 28, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.3 million. Total operating expenses for the three months ended January 31, 2005 included special items related to certain labor costs associated with the closing of the Mounds View, Minnesota facility.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 20.8%, or $3.5 million, to $20.5 million for the three months ended January 28, 2006 from $16.9 million for the three months ended January 31, 2005. As a percentage of net sales, operating income, excluding special items, was 3.4% for the three months ended January 28, 2006 and for the three months ended January 31, 2005. Excluding special items and the impact of share-based compensation, our operating margin would have been approximately 3.7% for the three months ended January 28, 2006. Operating income, including special items, increased approximately 21.9%, or $3.6 million, to $20.2 million, or 3.4% of net sales, for the three months ended January 28, 2006 from $16.6 million, or 3.3% of net sales, for the three months ended January 31, 2005.

Other Expense (Income)

Other expense (income) increased $1.6 million to $3.1 million for the three months ended January 28, 2006 from $1.5 million for the three months ended January 31, 2005. Interest expense for the three months ended January 28, 2006 increased to $3.2 million from $1.6 million in the three months ended January 31, 2005. The increase in interest expense was due to an increase in our short-term and long-term borrowings and effective interest rates.

Income Taxes

Our effective income tax rate was 38.0% and 39.0% for the three months ended January 28, 2006 and January 31, 2005, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $1.3 million to $10.8 million, or $0.26 per diluted share, for the three months ended January 28, 2006, compared to $9.4 million, or $0.23 per diluted share, for the three months ended January 31, 2005. Net income, including special items, increased $1.4 million to $10.6 million, or $0.25 per diluted share, for the three months ended January 28, 2006, compared to $9.2 million, or $0.22 per diluted share, for the three months ended January 31, 2005.

Special Items

Special items for three months ended January 28, 2006 included incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California. The special item for the three months ended January 31, 2005 included certain labor costs associated with the closing of the Mounds View, Minnesota facility.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the periods presented:

Three Months Ended January 28, 2006 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share
Income, excluding special items:	$17,398	$10,787	$0.26
Special items – (Expense):
Rocklin, CA facility relocation costs (included in
operating expenses)	(251)	(156)	(0.00)

Income, including special items:	$17,147	$10,631	$0.25	*

Three months ended January 31, 2005 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share
Income, excluding special items:	$15,474	$9,439	$0.23
Special items – (Expense):
Related to the closing of the Mounds View, Minnesota
facility (included in operating expenses)	(353)	(215)	(0.01)

Income, including special items:	$15,121	$9,224	$0.22

     * Total reflects rounding

     A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Six Months Ended January 28, 2006 Compared To Six Months Ended January 31, 2005

Net Sales

Our net sales increased approximately 19.8%, or $194.5 million, to $1,177 million for the six months ended January 28, 2006 from $982 million for the six months ended January 31, 2005. This increase was primarily due to organic growth in our wholesale division, excluding acquisitions, of 17.5%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our recent acquisitions of Roots & Fruits in July 2005 and Select Nutrition in December 2004.

In the six months ended January 28, 2006, Whole Foods Market comprised approximately 26.4% of net sales and Wild Oats Markets comprised approximately 9.9% of net sales. In the six months ended January 31, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.7% of net sales.

The following table lists the percentage of sales by customer type for the six months ended January 28, 2006 and January 31, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	47%	45%
Supernatural chains	36%	38%
Conventional supermarkets	13%	13%
Other	4%	4%

Gross Profit

Our gross profit increased approximately 20.7%, or $38.9 million, to $226.7 million for the six months ended January 28, 2006 from $187.8 million for the six months ended January 31, 2005. Our gross profit as a percentage of net sales was 19.3% and 19.1% for the six months ended January 28, 2006 and January 31, 2005, respectively. The improvement in gross profit as a percentage of net sales was driven by the full implementation of a fuel surcharge program which passes to our customers the increased product costs and fuel surcharges we pay to vendors. Additionally, we experienced gross profit improvement at Select Nutrition During the six months ended January 28, 2006.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 22.2%, or $34.0 million, to $187.3 million for the six months ended January 28, 2006 from $153.3 million for the six months ended January 31, 2005. Total operating expenses, including special items, increased approximately 24.9%, or $38.2 million, to $191.9 million for the six months ended January 28, 2006 from $153.7 million for the six months ended January 31, 2005. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the six months ended January 28, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense, and the inclusion of operating expenses related to our recent acquisitions of Roots & Fruits and Select Nutrition. The first six months of fiscal 2006 includes share-based compensation expense, excluding special items of $2.5 million, resulting from the adoption of SFAS 123(R) (See Note 2 to the condensed consolidated financial statements). Total operating expenses in the first three months of fiscal 2005 included a $0.2 million restructuring charge related to severance costs, which resulted from our reduced operations at our Mounds View, Minnesota facility.

As a percentage of net sales, total operating expenses, excluding special items, increased to approximately 15.9% for the six months ended January 28, 2006, from approximately 15.6% for the six months ended January 31, 2005. As a percentage of net sales, total operating expenses, including special items, increased to approximately 16.3% for the six months ended January 28, 2006, from approximately 15.6% for the six months ended January 31, 2005. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $3.5 million, of which $2.5 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer.

We estimate that incremental share-based compensation cost for fiscal 2006 will be approximately $5.5 million to $6.8 million, on a pre-tax basis, or $0.08 to $0.10 per diluted share after tax, excluding special items.

Total operating expenses for the six months ended January 28, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.9 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $90 thousand and certain cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend of $3.5 million. Total operating expenses for the six months ended January 31, 2005 included a special item of $0.4 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 14.2%, or $4.9 million, to $39.3 million for the six months ended January 28, 2006 from $34.5 million for the six months ended January 31, 2005. As a percentage of net sales, operating income, excluding special items, was 3.3% for the six months ended January 28, 2006 compared to 3.5% for the six months ended January 31, 2005. Excluding special items and the impact of share-based compensation, our operating margin would have been approximately 3.6%. Operating income, including special items, increased approximately 2.1%, or $0.7 million, to $34.8 million, or 3.0% of net sales, for the six months ended January 28, 2006 from $34.1 million, or 3.5% of net sales, for the six months ended January 31, 2005.

Other Expense (Income)

Other expense (income) increased $2.5 million to $5.3 million for the six months ended January 28, 2006 from $2.8 million for the six months ended January 31, 2005. Interest expense for the six months ended January 28, 2006 increased to $5.6 million from $3.0 million in the six months ended January 31, 2005. The increase in interest expense was due to an increase in our short-term and long-term borrowings and effective interest rates.

Income Taxes

Our effective income tax rate was 38.0% and 39.0% for the six months ended January 28, 2006 and January 31, 2005, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $1.8 million to $21.1 million, or $0.50 per diluted share, for the six months ended January 28, 2006, compared to $19.3 million, or $0.47 per diluted share, for the six months ended January 31, 2005. Net income, including special items, decreased $0.8 million to $18.3 million, or $0.43 per diluted share, for the six months ended January 28, 2006, compared to $19.1 million, or $0.46 per diluted share, for the six months ended January 31, 2005.

Special Items

Special items for six months ended January 28, 2006 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend. The special item for the six months ended January 31, 2005 included certain labor costs associated with the closing of the Mounds View, Minnesota facility.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the periods presented:

Six months Ended January 28, 2006 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share
Income, excluding special items:	$34,043	$21,107	$0.50
Special items – (Expense):
Employment transition agreement costs (included in operating expenses)	(3,512)	(2,177)	(0.05)
Rocklin, CA facility relocation costs (included in operating expenses)	(925)	(574)	(0.01)
Greenwood, IN facility openings costs (included in operating expenses)	(89)	(55)	(0.00)

Income, including special items:	$29,517	$18,301	$0.43 *

Six months ended January 31, 2005 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share
Income, excluding special items:	$31,677	$19,323	$0.47
Special items – (Expense):
Related to the closing of the Mounds View, Minnesota
facility (included in operating expenses)	(353)	(215)	(0.01)

Income, including special items:	$31,324	$19,108	$0.46

     * Total reflects rounding

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. Our amended and restated credit facility allows for borrowing up to $250 million, on which interest accrues at LIBOR plus 0.90%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of January 28, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $76.6 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the $150 million revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of January 28, 2006, $65 million was outstanding under the term loan agreement.

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

Net cash used in operations was $11.2 million for the six months ended January 28, 2006 and was the result of net income and the change in cash collected from customers net of cash paid to vendors and a $28.6 million investment in inventory. The increase in inventory levels primarily relates to the opening of the Greenwood, Indiana and the Rocklin, California facilities in August 2005 and October 2005, respectively, and supporting increased sales with wider product assortment and availability. Days in inventory increased to 50 days at January 28, 2006 compared to 48 days at January 31, 2005. Days sales outstanding improved to 24 days at January 28, 2006 compared to 25 days at January 31, 2005. In addition, certain tax benefits which totaled $1.6 million for the six months ended January 28, 2006 have been classified as financing activities in fiscal 2006. Net cash used in operations was $12.8 million for the six months ended January 31, 2005 and was primarily due to net income and the change in cash collected from customers net of cash paid to vendors and a $14.4 million investment in inventory as a result of increased sales. Working capital increased by $25.0 million, or 20.9%, to $144.4 million at January 28, 2006 compared to working capital of $119.4 million at July 31, 2005.

Net cash used in investing activities decreased $2.8 million to $12.3 million for the six months ended January 28, 2006 compared to $15.1 million for the same period last year and was primarily due to the acquisition of Select Nutrition in December 2004, offset by an increase in capital expenditures related to opening the Rocklin, California facility in October 2005.

Net cash provided by financing activities was $37.5 million for the six months ended January 28, 2006 primarily due to $37.4 million in net borrowings under our amended and restated credit facility, proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by purchases of treasury stock, repayments of long-term debt and capital lease obligations. Net cash provided by financing activities was $18.5 million for the six months ended January 31, 2005, due to $17.1 million in borrowings under our amended and restated credit facility and proceeds from the exercise of stock options, partially offset by repayments of long-term debt.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the six months ended January 28, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 4.57% as of January 28, 2006. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At January 28, 2006, we had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

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

Use of Non-GAAP Results

Financial measures included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are referred to as non-GAAP financial measures. To supplement our financial statements presented on a GAAP basis, we use non-GAAP financial measures of operating results, net income and earnings per share adjusted to exclude special charges and/or share-based compensation. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special charges are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators our management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP. A comparison and reconciliation from non-GAAP to GAAP results is included in the tables under “Special Items” above.

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

     We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to it in the regions where we previously served. Whole Foods Market accounted for approximately 27.2% and 26.3% of our net sales during the three months ended January 28, 2006 and January 31, 2005, respectively, and 26.4% and 26.0% of our net sales for the six months ended January 28, 2006 and January 31, 2005, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. Wild Oats Markets accounted for approximately 9.7% and 11.6% of our net sales during the three months ended January 28, 2006 and January 31, 2005, respectively, and 9.9% and 11.7% of our net sales for the six months ended January 28, 2006 and January 31, 2005, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

     We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (Executive Vice President, Chief Operating Officer and President of Distribution), Daniel V. Atwood (Executive Vice President, Chief Marketing Officer, and President of United Natural Brands), Michael D. Beaudry (President of the Eastern Region), Thomas A. Dziki (Division President), Michael S. Funk (President and Chief Executive Officer), Gary A. Glenn (Vice President of Information Technology), Barclay Hope (President of Albert’s Organics), Randle Lindberg (President of the Western Region), Mark E. Shamber (Vice President, Chief Accounting Officer and Acting Chief Financial Officer and Treasurer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

     Union-organizing activities could cause labor relations difficulties

As of January 28, 2006, we had approximately 4,380 full and part-time employees. An aggregate of 8.0% of total employees, or 350 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2008, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

     Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.90% maturing on March 31, 2008. As of January 28, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $76.6 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the amended and restated credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 28, 2005, we amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of January 28, 2006, $65 million was outstanding under the term loan agreement.

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

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)

Changes in internal controls. There has been no change in the our internal control over financial reporting that occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 8, 2005, the stockholders of the Company considered and voted on three proposals:

1. Election of Directors. The stockholders elected Michael S. Funk and James P. Heffernan to serve as Class III directors for the ensuing three years. The terms of office as directors of Gordon D. Barker, Joseph M. Cianciolo, Gail A. Graham and Thomas B. Simone continued after the Annual Meeting. The stockholders voted in the following manner:

Name	Votes "FOR"	Votes "WITHHELD"

Michael S. Funk	37,297,343	435,331

James P. Heffernan	37,562,213	170,461

2. Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The stockholders voted in the following manner: (i) 33,392,181 votes were cast “FOR” the proposal; (ii) 4,298,515 votes were cast “AGAINST” the proposal; and (iii) 41,978 votes were cast to “ABSTAIN” from the proposal.

3. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ended July 29, 2006. The stockholders voted in the following manner: (i) 37,463,835 votes were cast “FOR” the proposal; (ii) 264,860 votes were cast “AGAINST” the proposal; and (iii) 3,979 votes were cast to “ABSTAIN” from the proposal.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

Reports on Form 8-K

November 15, 2005	The Company updates its fiscal 2006 outlook including the impact of share based compensation expense.

November 29, 2005	The Company announced its financial results for the fiscal quarter ended October 29, 2005.

December 12, 2005	The Company named Thomas B. Simone Chair of the Board of Directors and announced senior management promotions.

January 17, 2006	The Company announced the resignation of Rick Puckett as the Company's Executive Vice President, Chief Financial Officer and Treasurer and appointed Mark E. Shamber acting Chief Financial Officer and Treasurer.

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

UNITED NATURAL FOODS, INC.

/s/ Mark E. Shamber

Mark E. Shamber
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 9, 2006