Form 10-Q
period 2006-04-29
UNITED NATURAL FOODS INC
filed 2006-06-08
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Yes ☐   No ☒

As of June 1, 2006 there were 42,216,598 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	April 29, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,061	$12,615
Accounts receivable, net	156,952	136,472
Notes receivable, trade, net	1,075	877
Inventories	260,496	235,700
Prepaid expenses and other current assets	15,218	9,811
Deferred income taxes	7,419	7,419

Total current assets	447,221	402,894
Property & equipment, net	163,167	167,909
Other assets:
Goodwill	76,962	73,808
Notes receivable, trade, net	2,367	1,802
Intangible assets, net	290	307
Other	7,119	4,538

Total assets	$697,126	$651,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,981	$119,177
Notes payable	117,001	123,574
Accrued expenses and other current liabilities	30,222	34,915
Current portion of long-term debt	5,475	5,843

Total current liabilities	277,679	283,509
Long-term debt, excluding current portion	61,127	64,852
Deferred income taxes	7,493	6,904
Other long-term liabilities	1,638	474

Total liabilities	347,937	355,739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares
at April 29, 2006 and July 31, 2005, respectively; none
issued and outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares;
42,426 issued and 42,197 outstanding shares at April 29, 2006;
41,287 issued and outstanding shares at July 31, 2005	424	413
Additional paid-in capital	148,419	120,354
Unallocated shares of Employee Stock Ownership Plan	(1,482)	(1,605)
Accumulated other comprehensive income	962	—
Retained earnings	206,958	176,357
Treasury stock, at cost, 229 and 0 shares at April 29, 2006
and July 31, 2005, respectively	(6,092)	—

Total stockholders’ equity	349,189	295,519

Total liabilities and stockholders’ equity	$697,126	$651,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net sales	$637,068	$534,335	$1,813,790	$1,516,587
Cost of sales	516,904	432,387	1,466,955	1,226,872

Gross profit	120,164	101,948	346,835	289,715

Operating expenses	97,318	82,655	288,887	235,828
Restructuring charge	—	—	—	170
Amortization of intangibles	142	177	428	490

Total operating expenses	97,460	82,832	289,315	236,488

Operating income	22,704	19,116	57,520	53,227

Other expense (income):
Interest expense	2,747	1,877	8,310	4,887
Other, net	(162)	(136)	(426)	(359)

Total other expense	2,585	1,741	7,884	4,528

Income before income taxes	20,119	17,375	49,636	48,699
Provision for income taxes	7,819	6,689	19,035	18,906

Net income	$12,300	$10,686	$30,601	$29,793

Per share data (basic):
Net income	$0.29	$0.26	$0.74	$0.74

Weighted average shares of common stock	41,885	40,900	41,568	40,470

Per share data (diluted):
Net income	$0.29	$0.26	$0.72	$0.72

Weighted average shares of common stock	42,446	41,774	42,210	41,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,601	$29,793
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,557	9,944
Gain on disposals of property and equipment	(25)	(26)
Provision for doubtful accounts	2,800	1,378
Share-based compensation	4,712	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23,215)	(29,151)
Inventories	(24,479)	(28,322)
Prepaid expenses and other assets	1,067	(5,157)
Notes receivable, trade	(763)	(400)
Accounts payable	5,599	20,557
Accrued expenses and other liabilities	(3,258)	(4,131)
Tax effect of stock option exercises	—	7,167

Net cash provided by operating activities	5,596	1,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,804)	(41,197)
Purchases of acquired businesses, net of cash acquired	(3,292)	(6,219)
Proceeds from disposals of property and equipment	57	248

Net cash used in investing activities	(18,039)	(47,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,879	8,403
Net (repayments) borrowings under note payable	(6,573)	37,781
Purchases of treasury stock	(6,092)	—
Tax effect of stock option exercises	5,485	—
Repayments of long-term debt	(4,401)	(5,591)
Principal payments of capital lease obligations	(409)	(513)

Net cash provided by financing activities	5,889	40,080

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,554)	(5,436)
Cash and cash equivalents at beginning of period	12,615	13,633

Cash and cash equivalents at end of period	$6,061	$8,197

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$8,021	$4,903

Federal and state income taxes paid, net of refunds	$14,993	$14,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 29, 2006 (Unaudited)

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

Effective August 1, 2005, the Company changed the fiscal periods in its fiscal year to end on the Saturday closest to July 31. As a result of this change, the Company’s fiscal quarters will end on the Saturday closest to the end of the fiscal quarter. As such, the third quarter of fiscal 2006 ended on April 29, 2006 compared to the third quarter of fiscal 2005, which ended on April 30, 2005. This change in quarter end did not have a material impact on the Company’s operations.

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

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts paid by the Company for shipping and handling, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

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

The Company recognized share-based compensation expense of $1.2 million, or $0.02 per diluted share, for the three months ended April 29, 2006. In the nine months ended April 29, 2006, the Company recognized $4.7 million, or $0.07 per diluted share, of share-based compensation expense, of which $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with Steven H. Townsend, former President and Chief Executive Officer.

As of April 29, 2006, there was $6.4 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended April 30, 2005:

	Three months ended April 30, 2005	Nine months ended April 30, 2005

Net income – as reported	$10,686	$29,793
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(702)	(7,160)
Net income – pro forma	$9,984	$22,633

Basic earnings per share
As reported	$0.26	$0.74
Pro forma	$0.24	$0.56

Diluted earnings per share
As reported	$0.26	$0.72
Pro forma	$0.24	$0.55

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

The following summary presents the weighted average assumptions used for grants in fiscal 2006 and fiscal 2005:

	Three months ended		Nine months ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Expected volatility	36.7%	40.9%	36.7%	41.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.6%	3.5%	4.4%	3.2%
Expected life	3.0 years	3.25 years	3.0 years	3.25 years

As of April 29, 2006, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be “non-statutory stock options.” Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of April 29, 2006, 9,850 shares were available for grant under the 1996 Stock Option Plan and 540,080 shares were available for grant under the 2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

The following summary presents information regarding outstanding stock options as of April 29, 2006 and changes during the nine months then ended with regard to options under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	2,546,125	$19.00
Granted	264,640	$25.83
Exercised	(1,013,321)	$17.78
Forfeited	(128,187)	$24.96
Outstanding at April 29, 2006	1,669,257	$20.45	7.1	$34,135,000

Exercisable at April 29, 2006	1,098,086	$20.31	6.4	$22,306,000

The weighted average grant-date fair value of options granted during the nine months ended April 29, 2006 and April 30, 2005 was $7.75 and $9.23, respectively.

At April 29, 2006, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 1,000,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. At April 29, 2006, 852,072 shares were available for grant under the 2004 Plan.

The following summary presents information regarding nonvested (restricted) share awards as of April 29, 2006 and changes during the nine months then ended with regard to nonvested share awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at August 1, 2005	25,000	$29.78
Granted	137,208	$26.11
Vested	(25,000)	$29.78
Forfeited	(14,280)	$25.37
Nonvested at April 29, 2006	122,928	$26.19

The total fair value of shares vested during the nine months ended April 29, 2006 was $0.7 million. No shares vested during the three months ended April 29, 2006.

3.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Basic weighted average shares outstanding	41,885	40,900	41,568	40,470

Net effect of dilutive stock options based
upon the treasury stock method	561	874	642	1,024

Diluted weighted average shares outstanding	42,446	41,774	42,210	41,494

There were 6,700 and 6,350 anti-dilutive stock options for the quarters ended April 29, 2006 and April 30, 2005, respectively. For the nine months ended April 29, 2006 and April 30, 2005, there were 17,700 and 856,550 anti-dilutive stock options, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 5.04% and 3.52% as of April 29, 2006 and July 31, 2005, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At April 29, 2006, the Company had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of other comprehensive income.

5.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 29, 2006 and April 30, 2005 amounted to $12,912,000 and $10,829,000, respectively. Total comprehensive income for the nine months ended April 29, 2006 and April 30, 2005 amounted to $31,563,000 and $29,850,000, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreements and the commodity swap agreements discussed in Note 4. For the three months ended April 29, 2006 and April 30, 2005, the change in fair value of these financial instruments was $1.0 million pre-tax gain ($0.6 million after-tax) and $0.2 million pre-tax gain ($0.1 million after-tax), respectively. The change in fair value of these derivative financial instruments was $1.6 million pre-tax gain ($1.0 million after-tax) and $0.1 million pre-tax gain ($0.1 million after-tax) for the nine months ended April 29, 2006 and April 30, 2005, respectively.

6.	TREASURY STOCK

On December 1, 2004, the Company's Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the nine months ended April 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices.

7.	ASSET HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its Auburn, California facilities to its new Rocklin, California facility. As a result, the Company reclassified $7.4 million of long-lived assets related to its Auburn facility that were previously included in property and equipment as held for sale, which is included in prepaid expenses and other current assets in the consolidated balance sheet.

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

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended April 29, 2006:
Net sales	$625,823	$19,969	$(8,724)		$637,068
Operating income (loss)	26,368	(3,653)	(11)		22,704
Interest expense				$2,747	2,747
Other, net				(162)	(162)
Income before income taxes					20,119
Depreciation and amortization	4,324	246	-		4,570
Capital expenditures	2,926	104	-		3,030
Total assets	650,469	49,617	(2,960)		697,126

Three months ended April 30, 2005:
Net sales	$523,833	$18,849	$(8,347)		$534,335
Operating income (loss)	20,820	(1,740)	36		19,116
Interest expense				$1,877	1,877
Other, net				(136)	(136)
Income before income taxes					17,375
Depreciation and amortization	3,246	255	-		3,501
Capital expenditures	31,230	128	-		31,358
Total assets	573,014	43,652	(2,970)		613,696

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Nine months ended April 29, 2006:
Net sales	$1,782,519	$57,421	$ (26,150)		$1,813,790
Operating income (loss)	71,957	(14,243)	(194)		57,520
Interest expense				$8,310	8,310
Other, net				(426)	(426)
Income before income taxes					49,636
Depreciation and amortization	11,747	810	-		12,557
Capital expenditures	14,408	396	-		14,804
Total assets	650,469	49,617	(2,960)		697,126

Nine months ended April 30, 2005:
Net sales	$1,486,908	$54,085	$ (24,406)		$1,516,587
Operating income (loss)	57,327	(3,906)	(194)		53,227
Interest expense				$4,887	4,887
Other, net				(359)	(359)
Income before income taxes					48,699
Depreciation and amortization	9,118	826	-		9,944
Capital expenditures	40,776	421	-		41,197
Total assets	573,014	43,652	(2,970)		613,696

9.	NEW ACCOUNTING PRONOUNCEMENTS

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

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California into the Rocklin facility to continue to lower operating expenses relative to sales over the long-term. With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,900,000 square feet to our distribution centers since fiscal 2001, representing a 124% increase in our distribution capacity. Our current capacity utilization is approximately 70%.

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

     Allowance for doubtful accounts

          We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $157.0 million and $136.5 million, net of the allowance for doubtful accounts of $6.1 million and $4.3 million, as of April 29, 2006 and July 31, 2005, respectively. Our notes receivable balances were $3.4 million and $2.7 million, net of the allowance for doubtful accounts of $3.7 million and $5.1 million, as of April 29, 2006 and July 31, 2005, respectively.

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

     Valuation of goodwill

          Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of April 29, 2006 and July 31, 2005, was $77.0 million and $73.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.1%	80.9%	80.9%	80.9%
Gross profit	18.9%	19.1%	19.1%	19.1%

Operating expenses	15.3%	15.5%	15.9%	15.5%
Restructuring charge	0.0%	0.0%	0.0%	0.0%
Amortization of intangibles	0.0%	0.0%	0.0%	0.0%
Total operating expenses	15.3%	15.5%	16.0%*	15.6%*

Operating income	3.6%	3.6%	3.2%*	3.5%

Other expense (income):
Interest expense	0.4%	0.4%	0.5%	0.3%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.4%	0.3%*	0.4%*	0.3%

Income before income taxes	3.2%	3.3%	2.7%	3.2%

Provision for income taxes	1.2%	1.3%	1.0%	1.2%

Net income	1.9%*	2.0%	1.7%	2.0%

* Total reflects rounding

Three Months Ended April 29, 2006 Compared To Three Months Ended April 30, 2005

Net Sales

Our net sales increased approximately 19.2%, or $102.7 million, to $637.1 million for the three months ended April 29, 2006 from $534.3 million for the three months ended April 30, 2005. This increase was primarily due to organic growth in our wholesale division, excluding acquisitions, of 18.8%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our recent acquisitions of Roots & Fruits Cooperative Produce (“Roots & Fruits”) in July 2005 and Select Nutrition in December 2004.

In the three months ended April 29, 2006, Whole Foods Market, Inc. (“Whole Foods Market”) comprised approximately 26.6% of net sales and Wild Oats Markets, Inc. (“Wild Oats Markets”) comprised approximately 9.2% of net sales. In the three months ended April 30, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.3% of net sales.

The following table lists the percentage of sales by customer type for the quarters ended April 29, 2006 and April 30, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	47%	46%
Supernatural chains	36%	37%
Conventional supermarkets	13%	13%
Other	4%	4%

Gross Profit

Our gross profit increased approximately 17.9%, or $18.2 million, to $120.2 million for the three months ended April 29, 2006 from $101.9 million for the three months ended April 30, 2005. Our gross profit as a percentage of net sales was 18.9 % and 19.1% for the three months ended April 29, 2006 and April 30, 2005, respectively. The decrease in gross profit as a percentage of net sales resulted from the loss of certain inventory purchase discounts as a result of the implementation of a module in our accounting software at our Eastern region. This issue was addressed and rectified during April 2006 and is not expected to impact future results.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 17.8%, or $14.7 million, to $97.5 million for the three months ended April 29, 2006 from $82.7 million for the three months ended April 30, 2005. Total operating expenses, including special items, increased approximately 17.7%, or $14.6 million, to $97.5 million for the three months ended April 29, 2006 from $82.8 million for the three months ended April 30, 2005. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the three months ended April 29, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense and the inclusion of operating expenses related to our recent acquisitions of Roots & Fruits and Select Nutrition. The three months ended April 29, 2006 includes share-based compensation cost of $1.2 million, resulting from the adoption of SFAS 123(R) (See Note 2 to the condensed consolidated financial statements).

As a percentage of net sales, total operating expenses decreased to approximately 15.3% for the three months ended April 29, 2006, from approximately 15.5% for the three months ended April 30, 2005. The decrease in operating expenses as a percentage of net sales was primarily attributable to increased efficiencies due to our recent distribution facility openings.

There were no special items for the three months ended April 29, 2006. Total operating expenses for the three months ended April 30, 2005 included special items related to costs associated with the opening of the Greenwood, Indiana facility and certain labor costs associated with the closing of the Mounds View, Minnesota facility, as discussed below under “Special Items”.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 18.1%, or $3.5 million, to $22.7 million for the three months ended April 29, 2006 from $19.2 million for the three months ended April 30, 2005. As a percentage of net sales, operating income, excluding special items, was 3.6% for each of the three months ended April 29, 2006 and April 30, 2005. Excluding the impact of share-based compensation, our operating margin would have been approximately 3.8% for the three months ended April 29, 2006. Operating income, including special items, increased approximately 18.8%, or $3.6 million, to $22.7 million, or 3.6% of net sales, for the three months ended April 29, 2006 from $19.1 million, or 3.6% of net sales, for the three months ended April 30, 2005.

Other Expense (Income)

Other expense (income) increased $0.8 million to $2.6 million for the three months ended April 29, 2006 from $1.7 million for the three months ended April 30, 2005. Interest expense for the three months ended April 29, 2006 increased to $2.7 million from $1.9 million in the three months ended April 30, 2005. The increase in interest expense was due to an increase in our effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 38.9% and 38.5% for the three months ended April 29, 2006 and April 30, 2005, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $1.5 million to $12.3 million, or $0.29 per diluted share, for the three months ended April 29, 2006, compared to $10.8 million, or $0.26 per diluted share, for the three months ended April 30, 2005. Net income, including special items, increased $1.6 million to $12.3 million, or $0.29 per diluted share, for the three months ended April 29, 2006, compared to $10.7 million, or $0.26 per diluted share, for the three months ended April 30, 2005.

Special Items

There were no special items for three months ended April 29, 2006. Special items in the three months ended April 30, 2005 included special items related to costs associated with the opening of the Greenwood, Indiana facility and certain labor costs associated with the closing of the Mounds View, Minnesota facility.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the three months ended April 30, 2005:

Three months ended April 30, 2005 (in thousands, except per share data)	Pretax income	Net of tax	Per diluted share

Income, excluding special items:	$17,489	$10,756	$0.26

Special items – (Expense):
Related to the closing of the Mounds View, Minnesota facility (included in operating expenses)	(103)	(63)	(0.00)
Related to the opening of the Greenwood, Indiana facility (included in operating expenses)	(11)	(7)	(0.00)

Income, including special items:	$17,375	$10,686	$0.26

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Nine months Ended April 29, 2006 Compared To Nine months Ended April 30, 2005

Net Sales

Our net sales increased approximately 19.6%, or $297.2 million, to $1,814 million for the nine months ended April 29, 2006 from $1,517 million for the nine months ended April 30, 2005. This increase was primarily due to organic growth in our wholesale division, excluding acquisitions, of 18.0%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our recent acquisitions of Roots & Fruits in July 2005 and Select Nutrition in December 2004.

In the nine months ended April 29, 2006, Whole Foods Market comprised approximately 26.5% of net sales and Wild Oats Markets comprised approximately 9.7% of net sales. In the nine months ended April 30, 2005, Whole Foods Market comprised approximately 26.0% of net sales and Wild Oats Markets comprised approximately 11.6% of net sales.

The following table lists the percentage of sales by customer type for the nine months ended April 29, 2006 and April 30, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	47%	45%
Supernatural chains	36%	38%
Conventional supermarkets	13%	13%
Other	4%	4%

Gross Profit

Our gross profit increased approximately 19.7%, or $57.1 million, to $346.8 million for the nine months ended April 29, 2006 from $289.7 million for the nine months ended April 30, 2005. Our gross profit as a percentage of net sales was 19.1% for the nine months ended April 29, 2006 and April 30, 2005. Overall, gross profit was affected by lost purchase discounts in the third quarter of fiscal 2006. This was offset by the full implementation of a fuel surcharge program which passes to our customers the increased product costs and fuel surcharges we pay to vendors and gross profit improvement experienced at Select Nutrition during the nine months ended April 29, 2006.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 20.7%, or $48.8 million, to $284.8 million for the nine months ended April 29, 2006 from $236.0 million for the nine months ended April 30, 2005. Total operating expenses, including special items, increased approximately 22.3%, or $52.8 million, to $289.3 million for the nine months ended April 29, 2006 from $236.5 million for the nine months ended April 30, 2005. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the nine months ended April 29, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense, and the inclusion of operating expenses related to our recent acquisitions of Roots & Fruits and Select Nutrition. The first nine months of fiscal 2006 includes share-based compensation expense, excluding special items of $3.7 million, resulting from the adoption of SFAS 123(R) (See Note 2 to the condensed consolidated financial statements). Total operating expenses in the first three months of fiscal 2005 included a $0.2 million restructuring charge related to severance costs, which resulted from our reduced operations at our Mounds View, Minnesota facility.

As a percentage of net sales, total operating expenses, excluding special items, increased to approximately 15.7% for the nine months ended April 29, 2006, from approximately 15.6% for the nine months ended April 30, 2005. As a percentage of net sales, total operating expenses, including special items, increased to approximately 16.0% for the nine months ended April 29, 2006, from approximately 15.6% for the nine months ended April 30, 2005. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $4.7 million, of which $3.7 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer.

We estimate that incremental share-based compensation cost for fiscal 2006 will be approximately $5.5 million to $6.2 million, on a pre-tax basis, or $0.08 to $0.09 per diluted share after tax.

Total operating expenses for the nine months ended April 29, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.9 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $0.1 million and certain cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend of $3.5 million. Total operating expenses for the nine months ended April 30, 2005 included a special item of $0.5 million for certain labor costs associated with the closing of the Mounds View, Minnesota facility and costs related to the opening of the Greenwood, Indiana facility.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 15.6%, or $8.4 million, to $62.0 million for the nine months ended April 29, 2006 from $53.7 million for the nine months ended April 30, 2005. As a percentage of net sales, operating income, excluding special items, was 3.4% for the nine months ended April 29, 2006 compared to 3.5% for the nine months ended April 30, 2005. Excluding special items and the impact of share-based compensation, our operating margin would have been approximately 3.6% for the nine months ended April 29, 2006. Operating income, including special items, increased approximately 8.1%, or $4.3 million, to $57.5 million, or 3.2% of net sales, for the nine months ended April 29, 2006 from $53.2 million, or 3.5% of net sales, for the nine months ended April 30, 2005.

Other Expense (Income)

Other expense (income) increased $3.4 million to $7.9 million for the nine months ended April 29, 2006 from $4.5 million for the nine months ended April 30, 2005. Interest expense for the nine months ended April 29, 2006 increased to $8.3 million from $4.9 million in the nine months ended April 30, 2005. The increase in interest expense was due to an increase in our effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 38.3% and 38.8% for the nine months ended April 29, 2006 and April 30, 2005, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes.

Net Income

Net income, excluding special items, increased $3.3 million to $33.4 million, or $0.79 per diluted share, for the nine months ended April 29, 2006, compared to $30.1 million, or $0.72 per diluted share, for the nine months ended April 30, 2005. Net income, including special items, increased $0.8 million to $30.6 million, or $0.72 per diluted share, for the nine months ended April 29, 2006, compared to $29.8 million, or $0.72 per diluted share, for the nine months ended April 30, 2005.

Special Items

Special items for nine months ended April 29, 2006 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend. The special item for the nine months ended April 30, 2005 included certain labor costs associated with the closing of the Mounds View, Minnesota facility and costs associated with opening the Greenwood, Indiana facility.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the periods presented:

Nine months Ended April 29, 2006 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share

Income, excluding special items:	$54,162	$33,391	$0.79

Special items – (Expense):
Employment transition agreement costs (included in operating expenses)	(3,512)	(2,165)	(0.05)
Rocklin, CA facility relocation costs (included in operating expenses)	(925)	(570)	(0.01)
Greenwood, IN facility openings costs (included in operating expenses)	(90)	(55)	(0.00)

Income, including special items:	$49,636	$30,601	$0.72*

Nine months ended April 30, 2005 (in thousands, except per share data)	Pretax income	Net of tax	Per diluted share

Income, excluding special items:	$49,166	$30,079	$0.72

Special items – (Expense):
Related to the closing of the Mounds View, Minnesota facility (included in operating expenses)	(456)	(279)	(0.01)
Related to the opening of the Greenwood, Indiana facility (included in operating expenses)	(11)	(7)	(0.00)

Income, including special items:	$48,699	$29,793	$0.72*

* Total reflects rounding

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. We amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from LIBOR plus 0.90% to LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of April 29, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $120.7 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the $150 million revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of April 29, 2006, $65 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2006 will be between $18 and $23 million, which is revised from our previous estimate of $30 to $35 million due to a shift in timing of our planned expansions. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be higher than our anticipated fiscal 2006 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $5.6 million for the nine months ended April 29, 2006, an increase of $3.9 million from the same period last year. The increase was primarily due to an increase in net income, net of depreciation and amortization and share-based compensation. This increase was offset by an increase in inventory levels related to the opening of the Greenwood, Indiana and the Rocklin, California facilities in August 2005 and October 2005, respectively. This was also offset by certain tax benefits, which totaled $7.2 million for the nine months ended April 30, 2005, that have been classified as financing activities in fiscal 2006. Net cash provided by operations was $1.7 million for the nine months ended April 30, 2005 and was primarily due to net income and the change in cash collected from customers net of cash paid to vendors, offset by a $28.3 million investment in inventory as a result of increased sales. Days in inventory was 46.2 days at April 29, 2006 compared to 45.0 days at April 30, 2005. Days sales outstanding improved to 23.7 days at April 29, 2006 compared to 24.5 days at April 30, 2005. Working capital increased by $50.2 million, or 42.0%, to $169.5 million at April 29, 2006 compared to working capital of $119.4 million at July 31, 2005.

Net cash used in investing activities decreased $29.1 million to $18.0 million for the nine months ended April 29, 2006, compared to $47.2 million for the same period last year and was primarily due to the acquisition of Select Nutrition in December 2004, purchase of the Rocklin, California facility in the third quarter of fiscal 2005 and expenditures related to the opening of the Greenwood, Indiana facility, offset by capital expenditures related to opening the Rocklin, California facility in October 2005.

Net cash provided by financing activities was $5.9 million for the nine months ended April 29, 2006 primarily due to $23.4 million in proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by purchases of treasury stock, repayments on our amended and restated credit facility and long-term debt. Net cash provided by financing activities was $40.1 million for the nine months ended April 30, 2005, primarily due to $37.8 million in borrowings under our amended and restated credit facility.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the nine months ended April 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 5.04% as of April 29, 2006. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At April 29, 2006, we had two outstanding commodity swap agreements which mature on June 30, 2006 and October 31, 2006.

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

          Increased Fuel Costs

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can also increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we may periodically enter into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We do not enter into fuel hedge contracts for speculative purposes.

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

          We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In December 2004, we announced a definitive three-year distribution agreement with Whole Foods Market, which commenced on January 1, 2005, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. Whole Foods Market accounted for approximately 26.6% and 26.0% of our net sales during the three months ended April 29, 2006 and April 30, 2005, respectively, and 26.5% and 26.0% of our net sales for the nine months ended April 29, 2006 and April 30, 2005, respectively. In January 2004, we entered into a five-year distribution agreement, as primary distributor, with Wild Oats Markets. Wild Oats Markets accounted for approximately 9.2% and 11.3% of our net sales during the three months ended April 29, 2006 and April 30, 2005, respectively, and 9.7% and 11.6% of our net sales for the nine months ended April 29, 2006 and April 30, 2005, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

          Union-organizing activities could cause labor relations difficulties

As of April 29, 2006, we had approximately 4,420 full and part-time employees. An aggregate of 7.7% of total employees, or 342 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. These agreements expire in March 2006, June 2006 and June 2008, respectively. We are currently in negotiations with our Auburn, Washington and Iowa City, Iowa employees. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

          Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.75% maturing on March 31, 2008. As of April 29, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $120.7 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the amended and restated credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 28, 2005, we amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of April 29, 2006, $65 million was outstanding under the term loan agreement.

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

(b)

Changes in internal controls. There has been no change in the our internal control over financial reporting that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Loan and Security Agreement as of January 1, 2004
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

Reports on Form 8-K

March 1, 2006	The Company announced its financial results for the fiscal quarter and six months ended January 29, 2006.

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

Dated: June 8, 2006