Form 10-K
period 2006-07-29
UNITED NATURAL FOODS INC
filed 2006-10-11
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2006

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

Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒   Accelerated Filer  ☐   Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,319,420,497 based upon the closing price of the registrant’s common stock on the Nasdaq Stock Market® on January 27, 2006. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 2, 2006 was 42,275,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 2006 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I.

ITEM 1.                BUSINESS

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 18,000 customers, including independently owned natural products retailers, supernatural chains, which are comprised of large chains of natural foods supermarkets, and conventional supermarkets located across the United States. Our other distribution channels include food service, international and buying clubs. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. (“Whole Foods Market”), for more than 10 years. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2004, we entered into a five year primary distribution agreement with Wild Oats Markets, Inc. (“Wild Oats Markets”), the second largest supernatural chain in the United States.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share through our high quality service and a broader product selection, the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 12 natural products retail stores, located primarily in Florida, through our subsidiary, the Natural Retail Group, Inc. (“NRG”). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Import Company, Inc. (“Hershey Imports”), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

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

Natural Products Industry

Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally- based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the June 2006 issue of The Natural Foods Merchandiser, sales revenues for all types of natural products rose to $51.4 billion in 2005, an increase of approximately 9.1% over 2004. This increase in sales was driven primarily by growth in the following categories:

•       packaged grocery and fresh produce;

•       frozen and refrigerated meats, poultry and seafood;

•       dairy products; and

•       supplements.

The fastest growing categories in natural and organic products were produce, baked goods, food supplements and pet products.

According to The Natural Foods Merchandiser, the continuing growth trend is driven by consumer desire for healthy, tasty and low-cost prepared food. More than half of American households represent “mid-level” organic customers, that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns continue to mount about health claims, food safety, irradiation and genetically modified organism issues.

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

We were the first organic food distribution network in the United States to earn certification by Quality Assurance International, Inc. (“QAI”). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification comprises all of our broadline distribution centers.

Efficient Distributor

In addition to our volume purchasing opportunities, a critical component of our position as an efficient provider is our management of warehouse and distribution costs. Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In August 2006, we announced plans to build new facilities in the Pacific Northwest, Florida and Texas in the succeeding 18 to 24 months. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. In October 2005, we opened our new Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In addition, we expanded our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004.

Customer Relationships

We serve more than 18,000 customers across the United States and internationally. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. We have also been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than ten years.

Our average distribution service level for fiscal 2006 was approximately 98%, which we believe is the highest in our industry. Distribution service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers’ “out of stocks.”  We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service to ensure accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

We carry more than 40,000 high-quality natural products, consisting of national brand, regional brand, private label and master distribution products in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items.

Experienced Management Team and Employees with Significant Equity Stake

Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 1985, we have successfully completed 17 acquisitions of distributors, manufacturers and suppliers, and 11 acquisitions of retail stores. In addition, our executive officers and directors and their affiliates, and the Employee Stock Ownership Trust, beneficially own in the aggregate approximately 7.6% of our common stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

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

Expand Customer Base

We currently serve more than 18,000 customers as of July 29, 2006. We plan to continue to expand our coverage of the highly fragmented natural and organic products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

Increase Market Share of Existing Customers’ Business

We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base. We intend to continue to seek to become the primary supplier for a majority of our customers by offering the broadest product selection in our industry at the most competitive prices. Since 1993, we have expanded our product offerings from approximately 14,000 to more than 40,000 individual products as of July 29, 2006.

Continue to Expand our Branded Products Business

We have launched a number of private label, or branded product, lines in order to provide our customers with a broader selection of product offerings. In fiscal 2006, our branded product revenues increased to approximately 3% of our overall net sales. Going forward, our intention is to further expand our branded product revenues to represent 5% of our net sales by the end of fiscal 2008. We believe this initiative gives us a point of differentiation in comparison to other distributors within our industry, enables us to build long term brand equity for the Company and allows us to generate higher gross margins, as company-owned branded product revenues generally yield relatively higher margins.

Expand into Other Channels of Distribution

We believe that we will be successful in expanding into the food service channel as well as further enhancing our presence in the international channel. We will continue to develop relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, MedAssets, Inc. and Sodexho Inc. in the food service channel and seek other alliances in the international channel.

Continue to Expand and Penetrate into New Regions of Distribution

As discussed under “Competitive Advantages” above, we have made significant capital expenditures and incurred considerable expenses in connection with the construction of new or the expansion of existing distribution facilities. We will continue to selectively evaluate opportunities to build new facilities or to acquire distributors to better serve existing markets and expand into new markets.

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

Continue to Provide the Leading Distribution Solution

We believe that we provide the leading distribution solution to the natural and organic products industry through our national presence, regional responsiveness, high customer service focus and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. These marketing services, many of which are supplier-sponsored, include monthly and thematic circular programs, in-store signage and assistance in product display. Our high service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and our sophisticated warehousing, inventory control and distribution systems. Since 2002, we have had a strategic alliance with Living Naturally, LLC, a leading provider of marketing promotion and electronic ordering systems to the natural and organic products industry. We provide our customers with access to Living Naturally’s suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

Products

Our extensive selection of high-quality natural and organic products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our private label products address certain needs or preferences of our customers, which are not otherwise being met by other suppliers.

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

Suppliers

We purchase our products from approximately 5,000 suppliers. The majority of our suppliers are based in the United States, but we also source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural and organic products suppliers seek distribution of their products through us is because we provide access to a large and growing national customer base, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell the suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. (“Hain”), accounted for approximately 8% of our total purchases in fiscal 2006. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases. Generally, we negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. We have commodity contracts with certain suppliers to purchase bulk items such as dried fruits, nuts, peas and beans. Our outstanding commitments for the purchase of inventory were approximately $20.4 million as of July 29, 2006.

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

We maintain a comprehensive quality assurance program. All of the products we sell that are represented as “organic” are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. In 2003, we became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification comprises all of our broadline distribution centers.

Customers

We market our products to more than 18,000 customers across the United States and internationally. We maintain long-standing customer relationships with independently owned natural products retailers, supernatural chains and supermarket chains, and have continued to emphasize our relationships with new customers, such as national conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for fiscal 2006 were the following:

•       leading supernatural chains, representing Whole Foods Market (including Harry’s Farmers Market and Fresh & Wild) and Wild Oats Markets (including Capers Community Market, Henry’s Farmers Market and Sun Harvest);

•       conventional supermarket chains, including Kroger, Wegman’s, Stop and Shop, Shaw’s, Star Market, Hannaford, Bashas’, Rainbow, Lowe’s and Publix; and

•       mass market chains, including BJ’s Wholesale Club and Costco.

Whole Foods Market accounted for approximately 26% of our net sales in fiscal 2006. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. Wild Oats Markets accounted for approximately 10% of our net sales in fiscal 2006.

The following table lists the percentage of sales by customer type for fiscal 2006 and 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	46%	46%
Supernatural chains	36%	37%
Conventional supermarkets	14%	13%
Other	4%	4%

Marketing

We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, the majority of which do not have the resources necessary to conduct such marketing programs independently.

We offer multiple, monthly, regional specific, consumer circular programs featuring the logo and address of the participating retailer imprinted on a circular advertising products, which are sold by the retailer to its customers. The four-color circulars are designed by our in-house marketing department utilizing modern digital photography and contain detailed product descriptions and pricing information. We also offer retailers the ability to customize our standard circulars—including item selection, retail price points, and exclusive editorial content—through a sophisticated internet-based application. Additionally, each circular generally includes detailed information on selected suppliers, recipes, and product features. The monthly circular programs are structured to pass through to the retailer the benefit of our negotiated discounts and advertising allowances. The program also provides retailers with posters, window banners and shelf tags to coincide with each month’s promotions.

We have increased the number of national marketing programs that we offer in order to maximize our national leverage and utilize our internal marketing resources. Our supplier focused Most Valued Partner program helps build incremental, mutually profitable sales for vendors and us, while fostering a sense of partnership. New this year is a data rich information-sharing program that helps our suppliers understand their business better, to support generating mutually beneficial incremental sales in an efficient manner. We also have introduced a truck advertising program that allows our suppliers to purchase ad space on the sides of our hundreds of trailers nationally, tremendously increasing their potential consumer ad impressions.

Other retailer initiative programs, such as a coupon booklet and supplement product themed sales and educational brochure we offer to independent retailers, allow us to explore new marketing avenues.

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

Employees

As of July 29, 2006, we had approximately 4,500 full and part-time employees. An aggregate of approximately 350, or 8%, of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities are covered by collective bargaining agreements. The Edison, New Jersey and Auburn, Washington agreements expire in June 2008 and February 2009, respectively. The Iowa City, Iowa agreement expired in June 2006. We are continuing to negotiate with these employees and expect to reach agreement in the fourth quarter of calendar 2006. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

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

We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of Regulation S-K. A copy of our code of conduct and ethics is posted on our internet address, and is available free of charge by writing to United Natural Foods, Inc., 260 Lake Road, Dayville, CT 06241, Attn: Investor Relations.

ITEM 1A.        RISK FACTORS

The statements in this section describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

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

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining companies has and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. We cannot assure you that we will realize any of the anticipated benefits of mergers.

We may have difficulty in managing our growth

The growth in the size of our business and operations has placed and is expected to continue to place a significant strain on our management. Our future growth is limited in part by the size and location of our distribution centers. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, our growth strategy to expand our market presence includes possible additional acquisitions. To the extent our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. Whole Foods Market accounted for approximately 26% of our net sales in fiscal 2006. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. Wild Oats Markets accounted for approximately 10% of our net sales in fiscal 2006. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (Executive Vice President, Chief Operating Officer and President of Distribution), Daniel V. Atwood (Executive Vice President, Chief Marketing Officer, and President of United Natural Brands), Michael D. Beaudry (President of the Eastern Region), Thomas A. Dziki (National Vice President of Real Estate and Construction), Michael S. Funk (President and Chief Executive Officer),  Gary A. Glenn (Vice President of Information Technology), Barclay Hope (President of Albert’s Organics), Randle Lindberg (President of the Western Region), Mark E. Shamber (Vice President, Chief Financial Officer and Treasurer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Union-organizing activities could cause labor relations difficulties

As of July 29, 2006, we had approximately 4,500 full and part-time employees. An aggregate of 8% of total employees, or approximately 350 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey and Auburn, Washington agreements expire in June 2008 and February 2009, respectively. The Iowa City, Iowa agreement expired in June 2006. We are continuing to negotiate with these employees and expect to reach agreement in the fourth quarter of calendar 2006. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.75% maturing on March 31, 2008. As of July 29, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $113.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the amended and restated credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of July 29, 2006, $61 million was outstanding under the term loan agreement.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

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

Location	Size	Lease Expiration
	(Square feet)
Atlanta, Georgia	327,500	Owned
Auburn, California	150,000	Owned
Auburn, Washington	204,700	March 2009
Aurora, Colorado	207,400	July 2013
Bridgeport, New Jersey	35,700	Owned
Chesterfield, New Hampshire	319,000	Owned
Dayville, Connecticut	352,900	Owned
Fontana, California	220,200	November 2011
Greenwood, Indiana	311,100	Owned
Iowa City, Iowa	274,800	Owned
Mounds View, Minnesota	102,400	November 2011
New Oxford, Pennsylvania	271,200	Owned
Philadelphia, Pennsylvania	100,000	January 2014
Rocklin, California	487,000	Owned
Vernon, California	34,500	Owned
White Springs, Florida	13,800	June 2007
Winter Haven, Florida	13,500	October 2006
Total	3,425,700

We rent facilities to operate twelve retail stores in Florida, Maryland and Massachusetts with various lease expiration dates with 107,400 aggregate square feet. We also rent a 110,100 square foot processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2007.

We lease office space in Santa Cruz, California, Danielson, Connecticut, Uniondale, New York, and Oakland, New Jersey. Our leases have been entered into upon terms that we believe to be reasonable and customary.

We also lease a 55,400 square foot warehouse facility in Minneapolis, Minnesota where operations were moved to our Mounds View, Minnesota facility in October 2005. The lease for this facility will expire in November 2016.

We also own a 100,000 square foot facility in Auburn, California which is classified as held for sale as all of its operations were moved to our Rocklin, California facility in November 2005.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 29, 2006.

Executive Officers of the Registrant

Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of October 2, 2006 are listed below:

Name	Age	Position
Richard Antonelli	49	Executive Vice President, Chief Operating Officer, President of Distribution and Director
Daniel V. Atwood	48	Executive Vice President, Chief Marketing Officer, President of United Natural Brands and Secretary
Michael Beaudry	42	President of the Eastern Region
Thomas A. Dziki	45	National Vice President of Real Estate and Construction
Michael S. Funk	52	President and Chief Executive Officer
Gary A. Glenn	55	Vice President of Information Technology
Randle Lindberg	55	President of the Western Region
Mark E. Shamber	37	Vice President, Chief Financial Officer and Treasurer

Richard Antonelli has served as a member of the Board of Directors since December 2003 and as Executive Vice President, Chief Operating Officer and President of Distribution since December 2005. Mr. Antonelli served as our President of United Distribution from October 2004 until December 2005, President of our Western Region from January 2004 to October 2004 and as President of our Eastern Region from September 2002 to December 2003. Mr. Antonelli served as president of Fairfield Farm Kitchens, a Massachusetts-based custom food manufacturer from August 2001 until August 2002. Mr. Antonelli served as Director of Sales for us, and our predecessor company, Cornucopia Natural Foods, Inc., from 1985 until July 2001.

Daniel V. Atwood has served as our Executive Vice President, Chief Marketing Officer and President of United Natural Brands since December 2005 and as our Secretary since January 1998. Mr. Atwood served as our Senior Vice President of Marketing from October 2002 until December 2005 and National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October 1996 and served on our Board of Directors from November 1996 until December 1997. Mr. Atwood served as President of our subsidiary, Natural Retail Group, Inc., from August 1995 until March 2001.

Michael Beaudry has served as President of the Eastern Region since January 2006. Mr. Beaudry served as our Vice President of Distribution from August 2003 until January 2006, Vice President of Operations, Eastern Region, from December 2002 until August 2003, as our Director of Operations from December 2001 until December 2002 and as the Warehouse/Operations Manager of our Dayville, Connecticut facility from December 1999 until December 2001. Prior to joining us, Mr. Beaudry held various management positions at Target Corporation.

Thomas A. Dziki has served as National Vice President of Real Estate and Construction since August 2006. Mr. Dziki served as our President of Hershey Imports and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Hershey Imports, Natural Retail Group, and Albert’s Organics, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

Michael S. Funk has served as our President and Chief Executive Officer since October 2005 and as a member of our Board of Directors since February 1996. Mr. Funk served as Chair of the Board of Directors from January 2003 to December 2003 and as Vice Chair of the Board of Directors from February 1996 to December 2002. Mr. Funk previously served as our Chief Executive Officer from December 1999 to December 2002 and as our President from October 1996 to December 1999. Mr. Funk served as our Executive Vice President from February 1996 until October 1996. Since its inception in July 1976 until April 2001, Mr. Funk served as President of Mountain People’s Warehouse.

Gary A. Glenn has served as our Vice President of Information Technology since April 2004. Mr. Glenn served as our Assistant Director—IT East Region from February 2000 until May 2002, as Director—IT East Region from May 2002 until February 2003 and Vice President—IT East Region from February 2003 until April 2004. Prior to joining our company, Mr. Glenn served in various information technology and management positions at Blue Cross Blue Shield of Florida, Gulf Life Insurance Co., American General Life and Accident, and Keane, Inc.

Randle Lindberg has served as our President of the Western Region since January 2006. From 1972 through January 2006, Mr. Lindberg served in various positions of increasing responsibility up to and including President and Chief Executive Officer of Nature’s Best, Inc.

Mark E. Shamber has served as Vice President, Chief Financial Officer and Treasurer since October 2006. Mr. Shamber previously served as our Chief Accounting Officer and Acting Chief Financial Officer and Treasurer from January 2006 until October 2006, as Vice President since August 2005 and as our Corporate Controller from June 2003 until October 2006. From February 1995 until June 2003, Mr. Shamber served in various positions of increasing responsibility up to and including senior manager within the assurance and advisory business systems practice at the international accounting firm of Ernst & Young LLP.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market® under the symbol “UNFI.”  Our common stock began trading on the Nasdaq Stock Market® on November 1, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Stock Market®:

	High	Low
Fiscal 2005
First Quarter	$29.15	$18.90
Second Quarter	31.90	24.73
Third Quarter	34.87	26.00
Fourth Quarter	35.18	26.45
Fiscal 2006
First Quarter	$36.00	$27.50
Second Quarter	31.74	24.60
Third Quarter	35.88	29.97
Fourth Quarter	35.04	29.05
Fiscal 2007
First Quarter (through October 2, 2006)	$32.75	$28.70

On October 2, 2006, we had 89 stockholders of record. The number of record holders may not be representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

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

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below with respect to the five years ended July 29, 2006 are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split, effective April 20, 2004.

Consolidated Statement of Income Data:	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net sales	$2,433,594	$2,059,568	$1,669,952	$1,379,893	$1,175,393
Cost of sales	1,967,684	1,664,523	1,339,496	1,099,704	934,238
Gross profit	465,910	395,045	330,456	280,189	241,155
Operating expenses	385,404	321,685	270,666	236,784	200,586
Restructuring and asset impairment charges	—	170	—	2,126	424
Amortization of intangibles	578	660	1,306	463	180
Total operating expenses	385,982	322,515	271,972	239,373	201,190
Operating income	79,928	72,530	58,484	40,816	39,965
Other expense (income):
Interest expense	11,210	6,568	7,265	7,795	7,233
Other, net	(678)	(1,090)	(1,217)	(386)	4,050
Total other expense	10,532	5,478	6,048	7,409	11,283
Income before income taxes	69,396	67,052	52,436	33,407	28,682
Provision for income taxes	26,119	25,480	20,450	13,187	11,473
Net income	$43,277	$41,572	$31,986	$20,220	$17,209
Per share data—Basic:
Net income	$1.04	$1.02	$0.81	$0.53	$0.45
Weighted average basic shares of common stock	41,682	40,639	39,471	38,471	37,865
Per share data—Diluted:
Net income	$1.02	$1.00	$0.78	$0.51	$0.45
Weighted average diluted shares of common stock	42,304	41,607	41,025	39,454	38,667
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
	(In thousands)
Working capital	$182,931	$119,385	$109,225	$64,299	$51,697
Total assets	700,595	651,258	508,767	430,099	354,457
Total long term debt and capital leases	59,716	64,871	44,115	39,119	8,672
Total stockholders’ equity	363,474	295,519	234,929	187,563	160,387

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share through our high quality service and a broader product selection, the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, NRG. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.  Our operations are comprised of three principal divisions:

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In August 2006, we announced plans to build new facilities in the Pacific Northwest, Florida and Texas in the succeeding 18 to 24 months. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities. In October 2005, we opened our new Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In addition, we expanded our facilities located in Iowa City, Iowa and Dayville, Connecticut during fiscal 2004.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California into the Rocklin distribution center to continue to lower operating expenses relative to sales over the long-term. With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,900,000 square feet to our distribution centers since fiscal 2001, representing a 124% increase in our distribution capacity. Our current capacity utilization is approximately 70%.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The  Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.  For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $147.7 million and $136.5 million, net of the allowance for doubtful accounts of $4.6 million and $4.3 million, as of July 29, 2006 and July 31, 2005, respectively. Our notes receivable balances were $4.0 million and $2.7 million, net of the allowance of doubtful accounts of $3.9 million and $5.1 million, as of July 29, 2006 and July 31, 2005, respectively.

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

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. As of July 29, 2006, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 29, 2006 and July 31, 2005 was $78.0 million and $73.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	GAAP basis			Excluding special items
	July 29,	July 31,	July 31,	July 29,	July 31,	July 31,
	2006	2005	2004	2006	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9%	80.8%	80.2%	80.9%	80.8%	80.2%
Gross profit	19.1%	19.2%	19.8%	19.1%	19.2%	19.8%
Operating expenses	15.8%	15.6%	16.2%	15.7%	15.6%	16.1%
Restructuring and asset impairment charges	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Amortization of intangibles	0.0%	0.0%	0.1%	0.0%	0.0%	0.1%
Total operating expenses	15.9%*	15.7%*	16.3%	15.7%	15.6%	16.2%
Operating income	3.3%	3.5%	3.5%	3.5%	3.6%	3.6%
Other expense (income):
Interest expense	0.5%	0.3%	0.4%	0.5%	0.3%	0.4%
Change in value of financial instruments	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total other expense	0.4%*	0.3%	0.4%	0.4%*	0.3%	0.4%
Income before income taxes	2.9%	3.3%*	3.1%	3.0%	3.3%	3.2%
Provision for income taxes	1.1%	1.2%	1.2%	1.1%	1.2%	1.2%
Net income	1.8%	2.0%*	1.9%	1.9%	2.0%*	1.9%*

* Total reflects rounding

Year ended July 29, 2006 compared to Year ended July 31, 2005

Net Sales

Our net sales increased approximately 18.2%, or $374.0 million, to $2.43 billion for the year ended July 29, 2006 from $2.06 billion for the year ended July 31, 2005. This increase was primarily due to organic growth in our wholesale distribution segment, excluding acquisitions, of 17.4%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our acquisitions of Roots & Fruits in July 2005 and Select Nutrition in December 2004.

In the year ended July 29, 2006, Whole Foods Market comprised approximately 26% of net sales and Wild Oats Markets comprised approximately 10% of net sales. In the year ended July 31, 2005, Whole Foods Market comprised approximately 26 % of net sales and Wild Oats Markets comprised approximately 11% of net sales.

The following table lists the percentage of sales by customer type for the year ended July 29, 2006 and July 31, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	46%	46%
Supernatural chains	36%	37%
Conventional supermarkets	14%	13%
Other	4%	4%

Gross Profit

Our gross profit increased approximately 17.9%, or $70.9 million, to $465.9 million for the year ended July 29, 2006 from $395.0 million for the year ended July 31, 2005. Our gross profit as a percentage of net sales was 19.1% for the year ended July 29, 2006 and 19.2% for the year ended July 31, 2005. Overall, gross profit was affected by higher inbound freight costs that we were unable to pass along to customers due to timing. These costs were offset by the full implementation of a fuel surcharge program which passes to our customers the increased product costs and fuel surcharges we pay to vendors and gross profit improvement experienced at Select Nutrition during the year ended July 29, 2006.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 18.6%, or $59.8 million, to $381.5 million for the year ended July 29, 2006 from $321.7 million for the year ended July 31, 2005. Total operating expenses, including special items, increased approximately 19.7%, or $63.5 million, to $386.0 million for the year ended July 29, 2006 from $322.5 million for the year ended July 31, 2005. Special items are discussed below under “Special Items.”  The increase in total operating expenses, excluding special items, for the year ended July 29, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense, and the inclusion of operating expenses related to our acquisitions of Roots & Fruits and Select Nutrition. Operating expenses for the year ending July 29, 2006 includes share-based compensation expense, excluding special items of $4.5 million, resulting from the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) (See Note 3 to the condensed consolidated financial statements). In addition, we incurred a loss of $0.5 million during the fourth quarter of fiscal 2006 related to the sale of certain equipment at our vacated Auburn, California facility. These assets had been reclassified to “held-for-sale” during the second quarter of fiscal 2006. Total operating expenses in fiscal 2005 included a $0.2 million restructuring charge related to severance costs, which resulted from our reduced operations at our Mounds View, Minnesota facility.

As a percentage of net sales, total operating expenses, excluding special items, increased to approximately 15.7% for the year ended July 29, 2006, from approximately 15.6% for the year ended July 31, 2005. As a percentage of net sales, total operating expenses, including special items, increased to approximately 15.9% for the year ended July 29, 2006, from approximately 15.7% for the year ended July 31, 2005. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $5.5 million, of which $4.5 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer.

Total operating expenses for the year ended July 29, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.9 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $0.1 million and certain cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer, of $3.5 million. Total operating expenses for the year ended July 31, 2005 included a special item of $0.5 million for certain non-recurring labor and other costs associated with the discontinuance of the use of our Mounds View, Minnesota facility for broadline distribution, the closing of our Hawaii facility and $0.3 million in costs related to the opening of the Greenwood, Indiana facility.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 15.3%, or $11.2 million, to $84.5 million for the year ended July 29, 2006 from $73.3 million for the year ended July 31, 2005. As a percentage of net sales, operating income, excluding special items, was 3.5% for the year ended July 29, 2006 compared to 3.6% for the year ended July 31, 2005.  Excluding special items and the impact of share-based compensation, our operating margin would have been approximately 3.7% for the year ended July 29, 2006. Operating income, including special items, increased approximately 10.2%, or $7.4 million, to $79.9 million, or 3.3% of net sales, for the year ended July 29, 2006 from $72.5 million, or 3.5% of net sales, for the year ended July 31, 2005.

Other Expense (Income)

Other expense (income) increased $5.1 million to $10.5 million for the year ended July 29, 2006 from $5.5 million for the year ended July 31, 2005. Interest expense for the year ended July 29, 2006 increased to $11.2 million from $6.6 million in the year ended July 31, 2005. The increase in interest expense was due to an increase in our effective interest rate, combined with higher debt levels during the year. The higher debt levels during the year were due to increased working capital needs related to the opening of our Greenwood, Indiana and Rocklin, California distribution facilities. In the year ended July 31, 2005, other expense (income) included a special income item of $0.6 million related to the early termination of an interest rate swap agreement, as further discussed below under “Special Items.”

Provision for Income Taxes

Our effective income tax rate was 37.6% and 38.0% for the years ended July 29, 2006 and July 31, 2005, respectively. This decrease in the effective tax rate relates to our utilization of certain net operating loss carryforwards during fiscal 2006. The decrease was partially offset by the adoption of SFAS 123R and the recognition of share-based compensation for incentive stock options in the income statement, as certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income, excluding special items, increased $4.4 million to $46.1 million, or $1.09 per diluted share, for the year ended July 29, 2006, compared to $41.7 million, or $1.00 per diluted share, for the year ended July 31, 2005. Net income, including special items, increased $1.7 million to $43.3 million, or $1.02 per diluted share, for the year ended July 29, 2006, compared to $41.6 million, or $1.00 per diluted share, for the year ended July 31, 2005. We expect earnings per diluted share in the range of $1.25 to $1.30 for fiscal 2007.

Special Items

Special items for year ended July 29, 2006 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend, our former President and Chief Executive Officer. Special items for the year ended July 31, 2005 included: (i) certain costs associated with the discontinuance of the use of our Mounds View, Minnesota facility for broadline distribution and closing the Hawaii facility, (ii) certain costs associated with opening the new Greenwood, Indiana facility, and (iii) other income related to the early termination of the interest rate swap agreement on July 29, 2005, which was originally entered into in May 2003.

The following tables detail the amounts and effect of these special items and the reconciliation of net income, excluding special items (Non-GAAP basis), to net income, including special items (GAAP basis) for the years ended July29, 2006 and July 31, 2005:

Year Ended July 29, 2006	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$73,923	$46,100	$1.09
Special items—Income (Expense):
Employment transition agreement costs (included in operating expenses)	(3,512)	(2,190)	(0.05)
Rocklin, California facility relocation costs (included in operating expenses)	(925)	(577)	(0.01)
Greenwood, Indiana facility openings costs (included in operating expenses)	(90)	(56)	(0.00)
Net income, including special items:	$69,396	$43,277	$1.02 *

* Total reflects rounding

Year Ended July 31, 2005	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$67,284	$41,716	$1.00
Special items—Income (Expense):
Related to the discontinuation of the Mounds View, Minnesota facility as a broadline distribution center (included in operating expenses)	(456)	(283)	(0.01)
Related to the closing of the Hawaii facility (included in operating expenses)	(67)	(42)	(0.00)
Related to the opening of the Greenwood, Indiana facility (included in operating expenses)	(266)	(165)	(0.00)
Termination of interest rate swap agreement (included in other income, net)	557	346	0.01
Net income, including special items:	$67,052	$41,572	$1.00

All non-GAAP numbers have been adjusted to exclude special items. A reconciliation of specific adjustments to GAAP results for the year ended July 29, 2006 and the same period last year is included in the financial tables shown above. A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

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

Provision for Income Taxes

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

The following tables detail the amounts and effect of these special items and the reconciliation of net income, excluding special items (Non-GAAP basis), to net income, including special items (GAAP basis) for the years ended July 31, 2005 and 2004:

Year Ended July 31, 2005	Pretax Income	Net of Tax	Per diluted Share
	(In thousands, except per share data)
Net income, excluding special items:	$67,284	$41,716	$1.00
Special items—Income (Expense):
Related to the discontinuation of the Mounds View, Minnesota facility as a broadline distribution center (included in operating expenses)	(456)	(283)	(0.01)
Related to the closing of the Hawaii facility (included in operating expenses)	(67)	(42)	(0.00)
Related to the opening of the Greenwood, Indiana facility (included in operating expenses)	(266)	(165)	(0.00)
Termination of interest rate swap agreement (included in other income, net)	557	346	0.01
Net income, including special items:	$67,052	$41,572	$1.00

Year Ended July 31, 2004	Pretax Income	Net of Tax	Per diluted share
	(In thousands, except per share data)
Net income, excluding special items:	$53,293	$32,509	$0.79
Special items—Income (Expense):
Wild Oats Markets, Inc. primary distributorship transition related costs (included in operating expenses)	(1,561)	(952)	(0.02)
Interest rate swap and related option agreements (change in fair value of financial instruments)	704	429	0.01
Net income, including special items:	$52,436	$31,986	$0.78

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

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. We amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from LIBOR plus 0.90% to LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of July 29, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $113.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the $150 million revolving credit facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of July 29, 2006, $61 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2007 will be between $40 and $45 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customers. We believe that our future capital requirements will be higher than our anticipated fiscal 2007 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $25.2 million for the year ended July 29, 2006, an increase of $14.2 million from $11.0 million in the year ended July 31, 2005. The increase was primarily due to an increase in net income, depreciation and amortization and share-based compensation. This increase was offset by an increase in accounts receivable due to the increase in sales and an increase in inventory levels related to the opening of the Greenwood, Indiana and the Rocklin, California facilities in August 2005 and October 2005, respectively. This was also offset by certain tax benefits, which totaled $8.1 million for the year ended July 31, 2005, that have been classified as financing activities in fiscal 2006. Days in inventory was 47 days at July 29, 2006 compared to 48 days at July 31, 2005. Days sales outstanding improved to 23 days at July 29, 2006 compared to 24 days at July 31, 2005. Working capital increased by $63.5 million, or 53.2%, to $182.9 million at July 29, 2006 compared to working capital of $119.4 million at July 31, 2005.

Net cash used in investing activities decreased $60.0 million to $22.4 million for the year ended July 29, 2006, compared to $82.3 million for the same period last year and was primarily due to the acquisition of Select Nutrition in December 2004, purchase of the Rocklin, California facility in the third quarter of fiscal 2005 and expenditures related to the opening of the Greenwood, Indiana facility, offset by capital expenditures related to opening the Rocklin, California facility in October 2005.

Net cash provided by financing activities was $4.6 million for the year ended July 29, 2006 primarily due to $24.0 million in proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by purchases of treasury stock, repayments on our credit facility and long-term debt. Net cash provided by financing activities was $70.3 million for the year ended July 31, 2005, due primarily to a $30.3 million increase in our term loan and $10.9 million increase in net borrowings under our revolving credit facility which were primarily to finance the purchase of the Rocklin, California facility, the expenditures related to opening the Rocklin, California and Greenwood, Indiana facilities, and the acquisitions of Select Nutrition and Roots & Fruits in the fiscal year. The remaining increase was primarily due to a $27.3 million increase in our bank overdraft. This was partially offset by repayments on our long-term debt and capital lease obligations.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 5.40% as of July 29, 2006. The swap agreement qualifies as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

In May 2003, we entered into an additional interest rate swap agreement. The agreement provided for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 5.18%. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005, this agreement was terminated and income of $0.6 million was recorded in other expense (income) in our statement of income for the year ended July 31, 2005.

In October 1998 and August 2001, we entered into interest rate swap agreements which were later determined to be “ineffective.” This was due to the inclusion of an option for the counterparty to extend the term of the agreements, which prohibited accounting for the swap as an effective hedge under SFAS 133. On December 29, 2003, we assigned and transferred all of our obligations of our two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest, which was recorded in other expense (income) in our consolidated statement of income for the year ended July 31, 2004.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At July 29, 2006, we had two outstanding commodity swap agreements which mature on October 31, 2006 and June 30, 2007.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of July 29, 2006:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	4–5 Years	Thereafter
	(in thousands)
Notes payable	$125,005	$125,005	$—	$—	$—
Long-term debt	65,149	5,467	9,664	9,322	40,696
Long-term non-capitalized leases	62,872	14,005	23,506	17,040	8,321
Capital lease obligations	4	4	—	—	—
Total	$253,030	$144,481	$33,170	$26,362	$49,017

The notes payable, long-term debt and capital lease obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

Outstanding commitments as of July 29, 2006 for the purchase of inventory were approximately $20.4 million. We had outstanding letters of credit of approximately $11.0 million at July 29, 2006.

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

Recently Issued Financial Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 in fiscal 2008 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward—looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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

Beginning in 1998, we began managing portions of our debt portfolio by using interest rate swaps to achieve a desired mix of fixed rates. At July 29, 2006, we had one interest rate swap relating to our $75 million term loan agreement. We account for our interest rate swap agreement entered into during August 2005 (“2005 swap”) using hedge accounting treatment as the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an amortizing notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at July 29, 2006, we had recorded an asset of $1.2 million representing the fair value of the swap. We do not enter into derivative agreements for trading purposes.

At July 29, 2006, we had long-term floating rate debt of $61.0 million and long-term fixed rate debt of $4.1 million, representing 94% and 6%, respectively, of our long-term debt. At July 31, 2005, we had long-term floating rate debt of $65.0 million and long-term fixed rate debt of $5.7 million, representing 92% and 8%, respectively, of our long-term debt. Holding other variables constant (such as swaps and debt levels), a 25 basis point change in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $137,000 and $42,000 at July 29, 2006 and July 31, 2005, respectively. At July 29, 2006 and July 31, 2005, the after-tax earnings and cash flows impact resulting from a 25 basis point increase in interest rates would be approximately $91,000 and $116,000, respectively, holding other variables constant.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 29, 2006 and July 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended July 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 29, 2006 and July 31, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 29, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Natural Foods, Inc.’s internal control over financial reporting as of July 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Providence, Rhode Island
October 6, 2006

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 29, 2006	July 31, 2005
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,054	$12,615
Accounts receivable, net of allowance of $4,571 and $4,337, respectively	147,686	136,472
Notes receivable, trade, net of allowance of $2,357 and $2,312, respectively	1,254	877
Inventories	257,259	235,700
Prepaid expenses and other current assets	12,596	9,811
Deferred income taxes	10,911	7,419
Total current assets	449,760	402,894
Property & equipment, net	163,247	167,909
Goodwill	78,016	73,808
Notes receivable, trade, net of allowance of $1,505 and $2,823, respectively	2,760	1,802
Intangible assets, net of accumulated amortization of $484 and $353, respectively	251	307
Other, net	6,561	4,538
Total assets	$700,595	$651,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$125,005	$123,574
Accounts payable	102,146	119,177
Accrued expenses and other current liabilities	34,245	34,915
Current installments of long-term debt	5,433	5,843
Total current liabilities	266,829	283,509
Long-term debt, excluding current installments	59,716	64,852
Deferred income taxes	9,693	6,904
Other long-term liabilities	883	474
Total liabilities	337,121	355,739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares; 42,477 issued and 42,248 outstanding shares at July 29, 2006; 41,287 issued and outstanding shares at July 31, 2005	425	413
Additional paid-in capital	149,840	120,354
Unallocated shares of Employee Stock Ownership Plan	(1,380)	(1,605)
Treasury stock	(6,092)	—
Accumulated other comprehensive income	1,047	—
Retained earnings	219,634	176,357
Total stockholders’ equity	363,474	295,519
Total liabilities and stockholders’ equity	$700,595	$651,258

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	July 29,	July 31,	July 31,
	2006	2005	2004
	(In thousands, except per share data)
Net sales	$2,433,594	$2,059,568	$1,669,952
Cost of sales (Note 1)	1,967,684	1,664,523	1,339,496
Gross profit	465,910	395,045	330,456
Operating expenses	385,404	321,685	270,666
Amortization of intangibles	578	660	1,306
Restructuring charge	—	170	—
Total operating expenses	385,982	322,515	271,972
Operating income	79,928	72,530	58,484
Other expense (income):
Interest expense	11,210	6,568	7,265
Change in value of financial instruments	—	—	(704)
Other, net	(678)	(1,090)	(513)
Total other expense	10,532	5,478	6,048
Income before income taxes	69,396	67,052	52,436
Provision for income taxes	26,119	25,480	20,450
Net income	$43,277	$41,572	$31,986
Basic per share data:
Net income	$1.04	$1.02	$0.81
Weighted average basic shares of common stock	41,682	40,639	39,471
Diluted per share data:
Net income	$1.02	$1.00	$0.78
Weighted average diluted shares of common stock	42,304	41,607	41,025

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	ESOP	Income	Earnings	Equity
	(in thousands)
Balances at July 31, 2003	39,020	390	—	$—	85,873	(1,931)	432	102,799	187,563
Allocation of shares to ESOP						163			163
Issuance of common stock, net	1,098	11			9,032				9,043
Tax benefit associated with stock plans					6,213				6,213
Fair value of swap agreement							(192)		(192)
Net income								31,986	31,986
Total comprehensive income									31,794
Balances at July 31, 2004	40,118	401	—	—	101,118	(1,768)	240	134,785	234,776
Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	1,169	12			11,141				11,153
Tax benefit associated with stock plans					8,095				8,095
Fair value of swap agreement							(240)		(240)
Net income								41,572	41,572
Total comprehensive income									41,332
Balances at July 31, 2005	41,287	$413	—	$—	$120,354	$(1,605)	$—	$176,357	$295,519
Allocation of shares to ESOP						225			225
Issuance of common stock and restricted stock, net	1,190	12			18,667				18,679
Purchases of treasury stock			229	(6,092)					(6,092)
Share-based compensation					5,507				5,507
Tax benefit associated with stock plans					5,312				5,312
Fair value of swap agreements							1,047		1,047
Net income								43,277	43,277
Total comprehensive income									44,324
Balances at July 29, 2006	42,477	$425	229	$(6,092)	$149,840	$(1,380)	$1,047	$219,634	$363,474

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 29,	July 31,	July 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,277	$41,572	$31,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,099	13,573	11,660
Gains on disposals of property & equipment	(140)	(29)	(95)
Deferred income tax expense	(1,355)	1,763	3,724
Provision for doubtful accounts	2,829	2,471	3,586
Share-based compensation	5,507	162	—
Change in fair value of financial instruments	—	—	(704)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(13,978)	(27,437)	(19,653)
Inventories	(21,242)	(34,645)	(37,801)
Prepaid expenses and other assets	4,349	(3,291)	(913)
Notes receivable, trade	(1,335)	(306)	(527)
Accounts payable	(8,936)	4,893	27,205
Accrued expenses	(887)	4,199	3,202
Tax benefit of stock options	—	8,095	6,213
Financial instruments	—	—	(5,400)
Net cash provided by operating activities	25,188	11,020	22,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,290)	(65,951)	(23,851)
Payments for purchases of subsidiaries, net of cash acquired	(3,286)	(16,615)	(6)
Proceeds from disposals of property and equipment	224	242	244
Net cash used in investing activities	(22,352)	(82,324)	(23,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18,679	10,991	9,043
(Decrease) increase in bank overdraft	(8,300)	27,326	(13,517)
Purchases of treasury stock	(6,092)	—	—
Repayments on long-term debt	(5,854)	(8,438)	(4,522)
Tax benefit of stock options	5,312	—	—
Net borrowings under note payable	1,431	10,850	10,834
Principal payments of capital lease obligations	(573)	(731)	(924)
Net proceeds from issuance of long-term debt	—	30,288	10,204
Net cash provided by financing activities	4,603	70,286	11,118
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,439	(1,018)	9,988
Cash and cash equivalents at beginning of period	12,615	13,633	3,645
Cash and cash equivalents at end of period	$20,054	$12,615	$13,633
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,352	$7,006	$7,074
Federal and state income taxes, net of refunds	$21,485	$16,609	$9,851

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

Effective August 1, 2005, the Company changed the fiscal periods in its fiscal year to end on the Saturday closest to July 31. As such, fiscal 2006 ended on July 29, 2006 compared to fiscal 2005, which ended on July 31, 2005. This change in fiscal year end did not have a material impact on the Company’s operations.

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

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for shipping and handling, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”) and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income, and the change in fair value of financial instruments and miscellaneous income and expenses.

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

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities is capitalized as one of the elements of cost and is amortized over the assets’ estimated useful lives. Interest capitalized for each of the years ended July 29, 2006 and July 31, 2005 was $0.5 million. There was no interest capitalized in the year ended July 31, 2004.

Property and equipment consisted of the following at July 29, 2006 and July 31, 2005:

	Estimated Useful Lives (Years)	2006	2005
	(In thousands)
Land		$8,453	$10,042
Buildings and improvements	20-40	115,987	86,308
Leasehold improvements	5-30	15,981	15,843
Warehouse equipment	5-20	56,663	36,777
Office equipment	3-10	43,448	36,902
Motor vehicles	3-5	4,892	5,637
Equipment under capital leases	5	5,570	5,656
Construction in progress		2,443	45,634
		253,437	242,799
Less accumulated depreciation and amortization		90,190	74,890
Net property and equipment		$163,247	$167,909

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

As of July 29, 2006, the Company’s annual assessment of each of its reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 29, 2006 was $78.0 million. The Company recorded additional goodwill in the wholesale segment of approximately $16.4 million during the year ended July 31, 2005 as a result of the acquisitions of Select Nutrition Distributors ($7.0 million) and Roots & Fruits Cooperative Produce ($9.4 million).

Other intangibles consist of covenants not to compete and supply agreements with a weighted average amortization period of 2.3 years. The Company had other intangibles and related accumulated amortization of $0.7 million and $0.5 million at July 29, 2006, respectively, and $0.5 million and $0.2 million at July 31, 2005, respectively. Amortization expense was $0.6 million, $0.7 million and $1.3 million for the years ended July 29, 2006, July 31, 2005 and July 31, 2004, respectively.

Estimated amortization expense for the next three fiscal years is as follows:

Years ended July 31	(In thousands)
2007	$117
2008	90
2009	44
$251

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

In the years ended July 29, 2006 and July 31, 2005, two customers, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”), generated 10% or more of the Company’s net sales. In the year ended July 31, 2004, one customer, Whole Foods Market, generated more than 10% of the Company’s net sales. Net sales to Whole Foods Market were approximately 26% of net sales in 2006, 2005 and 2004. Wild Oats Markets represented approximately 10% and 11% of net sales in 2006 and 2005, respectively.

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

(i) Fair Value of Financial Instruments

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

	July 29, 2006		July 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$20,054	$20,054	$12,615	$12,615
Accounts receivable	147,686	147,686	136,472	136,472
Notes receivable	4,014	4,014	2,679	2,679
Liabilities:
Notes payable	125,005	125,005	123,574	123,574
Long term debt, including current portion	65,149	65,204	70,695	70,979
Capital leases, including current portion	4	4	577	577
Swap agreements:
Interest rate swap	1,178	1,178	—	—
Heating oil swaps	521	521	—	—

(j) Use of Estimates

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

(l) Share-Based Compensation

The Company adopted Financial Accounting Standards Board (the “FASB”) SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective August 1, 2005. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options and restricted stock awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and restricted stock granted to employees vest ratably over the four years from the grant date. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to August 1, 2005 the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no share-based compensation expense was reflected in net income for stock option grants. For effects on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation see Note 3.

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

	Years ended
	July 29, 2006	July 31, 2005	July 31, 2004
	(In thousands)
Basic weighted average shares outstanding	41,682	40,639	39,471
Net effect of dilutive stock options based upon the treasury stock method	622	968	1,554
Diluted weighted average shares outstanding	42,304	41,607	41,025
Potential anti-dilutive common shares excluded from the computation above	14	10	7

(n) Comprehensive Income

Components of other comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of net income and the net change in fair value of derivative instruments designated as cash flow hedges.

(o) Derivative Financial Instruments

The Company is exposed to market risks arising from changes in interest rates and fuel costs. The Company uses derivatives principally in the management of interest rate and fuel exposure. The Company does not utilize derivatives that contain leverage features. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

(p) Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales.

(q) Reserves for Self Insurance

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

(r) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 in fiscal 2007 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

(2) ACQUISITIONS

On July 12, 2005, the Company’s wholly owned subsidiary, Albert’s Organics, Inc., acquired substantially all of the assets and assumed certain of the liabilities of Roots & Fruits Cooperative Produce (“Roots & Fruits”), a Minnesota-based organic wholesale distributor of fresh produce and other perishables, for cash consideration of approximately $10.3 million. The acquisition was financed by borrowings against the Company’s line of credit. The operating results of Roots & Fruits have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $11.3 million, all of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s wholesale segment.

On December 20, 2004, the Company acquired by merger privately held Select Nutrition Distributors, Inc. (“Select Nutrition”), a national distributor of health & beauty aids and vitamins, minerals & supplements headquartered in New York, for cash consideration and assumed debt of approximately $12.6 million. The acquisition was financed by borrowings against the Company’s line of credit. The operating results of Select Nutrition have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $6.8 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s wholesale segment.

(3) STOCK OPTION PLANS

Prior to August 1, 2005, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Share-Based Compensation, (“SFAS 123”). The Company, applying the intrinsic value method, did not record share-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to August 1, 2005.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted through August 1, 2005, but for which the requisite service period had not been completed as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The Company recognized share-based compensation expense of $5.5 million, or $0.08 per diluted share, for the year ended July 29, 2006, of which $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with Steven H. Townsend, former President and Chief Executive Officer. In the year ended July 31, 2005, the Company recognized $0.2 million of share-based compensation expense, primarily related to restricted stock awards.

As of July 29, 2006, there was $5.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended July 31, 2005 and 2004:

	Year Ended
	July 31, 2005	July 31, 2004
Net income—as reported	$41,572	$31,986
Add: Share-based compensation expense from restricted stock grant included in net income	162	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,748)	(3,150)
Net income—pro forma	$33,986	$28,836
Basic earnings per share
As reported	$1.02	$0.81
Pro forma	$0.84	$0.73
Diluted earnings per share
As reported	$1.00	$0.78
Pro forma	$0.82	$0.70

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

The following summary presents the weighted average assumptions used for grants in fiscal 2006, 2005 and 2004:

	Year ended
	July 29, 2006	July 31, 2005	July 31, 2004
Expected volatility	36.6%	41.4%	49.7%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.4%	3.2%	3.2%
Expected life	3.0 years	3.25 years	3.27 years

As of July 29, 2006, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others.  These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be “non-statutory stock options.”  Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of July 29, 2006, 10,600 shares were available for grant under the 1996 Stock Option Plan and 619,769 shares were available for grant under the

2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

The following summary presents information regarding outstanding stock options as of July 29, 2006 and changes during the year then ended with regard to options under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,546,125	$19.00
Granted	265,640	$25.85
Exercised	(1,069,196)	$17.60
Forfeited	(210,626)	$24.43
Outstanding at end of year	1,531,943	$20.42	7.1	$31,439,000
Exercisable at end of year	997,847	$20.33	6.6	$20,291,000

The weighted average grant-date fair value of options granted during the years ended July 29, 2006, July 31, 2005 and July 31, 2004 was $7.76, $9.23 and $7.14, respectively.

At July 29, 2006, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 1,000,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. At July 29, 2006, 854,172 shares were available for grant under the 2004 Plan.

The following summary presents information regarding nonvested (restricted) share awards as of July 29, 2006 and changes during the year then ended with regard to nonvested share awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at August 1, 2005	25,000	$29.78
Granted	138,408	26.17
Vested	(32,552)	28.81
Forfeited	(17,580)	25.37
Nonvested at July 29, 2006	113,276	$26.34

The total fair value of shares vested during the year ended July 29, 2006 was $0.9 million. No shares vested during the year ended July 31, 2005.

(4) TREASURY STOCK

On December 1, 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices.

(5) RESTRUCTURING CHARGE

In the first quarter of fiscal 2005, the Company’s management approved and implemented plans to restructure the broadline distribution operations at its Mounds View, Minnesota distribution facility, because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $0.2 million restructuring charge in the first quarter of fiscal 2005 was associated primarily with severance costs related to the termination of approximately 85 employees at this facility. This restructuring was completed in the third quarter of fiscal 2005. The accruals related to the restructuring were utilized by the end of fiscal 2005.

(6) ASSET HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its Auburn, California facilities to its new Rocklin, California facility. As a result, the Company has reclassified $6.9 million of long-lived assets, net of a $0.5 million loss recorded on the sale of certain warehouse equipment, related to its Auburn facility that were previously included in property and equipment as held for sale which is included in prepaid expenses and other current assets in the consolidated balance sheet.

(7) NOTES PAYABLE

On April 30, 2004, the Company entered into an amended and restated four-year $250 million secured revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent (the “amended credit facility”). The amended credit facility increased the amount available for borrowing from $150 million to $250 million, on which interest accrues, at the Company’s option, at the New York Prime Rate (8.25% at July 29, 2006 and 6.25% at July 31, 2005) or at the London Interbank Offered Rate (“LIBOR”) plus 1.25%. The $250 million credit facility matures on March 31, 2008. The Company amended this facility effective in January 2006, reducing the rate at which interest accrues on LIBOR borrowing to LIBOR plus 0.75%. The weighted average interest rate on the amended credit facility was 6.19% as of July 29, 2006. As of July 29, 2006, the Company’s outstanding borrowings under the amended credit facility totaled $125.0 million with an availability of $113.9 million. As more fully discussed in Note 7, the Company entered into certain interest rate swap agreements to hedge this indebtedness which were assigned and transferred to a third party in December 2003.

The amended credit facility contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 29, 2006. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended credit facility.

(8) LONG-TERM DEBT

The Company entered into a $30 million term loan agreement with a financial institution effective April 30, 2003. The term loan was repayable over seven years based on a fifteen year amortization schedule. Interest accrued at 30 day LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. In July 2005, the Company amended the term loan agreement with the financial institution, increasing the principal amount available up to $75 million, decreasing the interest rate to LIBOR plus 1.0%, and extending the maturity date to July 2012.

As of July 29, 2006 and July 31, 2005, the Company’s long-term debt consisted on the following:

	July 29, 2006	July 31, 2005
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (6.40% at July 29, 2006)	$61,028	$65,000
Equipment financing loans payable to bank, secured by the underlying assets, due monthly and maturing at various dates from March 2007 through July 2008, at interest rates ranging from 4.79% to 6.49%	908	1,982
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing at June 1, 2015 and June 1, 2007, at an interest rate of 8.60% per loan, respectively	1,587	1,836
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing at May 1, 2015, at an interest rate of 10.00%	1,380	1,605
Other	246	272
	$65,149	$70,695
Less: current installments	5,433	5,843
Long-term debt, excluding current installments	$59,716	$64,852

Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 29, 2006.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 29, 2006:

Year	(In thousands)
2007	$5,433
2008	4,956
2009	4,708
2010	4,702
2011	4,655
2012 and thereafter	40,695
$65,149

(9) FINANCIAL INSTRUMENTS

The Company’s interest rate swap and commodity swap agreements at July 29, 2006 are designated as cash flow hedges and are reflected at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At July 29, 2006, the Company did not have any ineffectiveness in its derivatives requiring current income recognition.

Interest Rate Swap Agreements

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At July 29, 2006, the Company had one outstanding interest rate swap agreement with a fair value of $1.2 million. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 5.40% and 3.52% as of July 29, 2006 and July 31, 2005, respectively.

In May 2003, the Company entered into an interest rate swap agreement. The agreement provided for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The swap had been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 5.18%. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005, this agreement was terminated and income of $0.6 million was recorded in other expense (income) in the Company’s statement of income for the year ended July 31, 2005.

In October 1998 and August 2001, the Company entered into interest rate swap agreements which were later determined to be “ineffective.” This was due to the inclusion of an option for the counterparty to extend the term of the agreements, which prohibited accounting for the swap as an effective hedge under SFAS 133. On December 29, 2003, the Company assigned and transferred all of its obligations of its two “ineffective” interest rate swaps to a third party at a cost of $5.4 million plus accrued interest which was recorded in other expense (income) in the Company’s consolidated statement of income for the year ended July 31, 2004.

Commodity Swap Agreements

The Company has entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At July 29, 2006, the Company had two outstanding commodity swap agreements which commenced and expire on November 1, 2005 and October 31, 2006 and July 1, 2006 and June 30, 2007, respectively. The fair market value of the commodity swaps totaled $0.5 million as of July 29, 2006.

(10) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

Rent and other lease expense for the years ended July 29, 2006, July 31, 2005 and July 31, 2004 totaled approximately $14.0 million, $14.9 million, and $16.8 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 29, 2006 are as follows:

Fiscal Year:	(In thousands)
2007	$14,005
2008	12,590
2009	10,916
2010	9,422
2011	7,618
Thereafter	8,321
$62,872

Outstanding commitments as of July 29, 2006 for the purchase of inventory were approximately $20.4 million. The Company had outstanding letters of credit of approximately $11.0 million at July 29, 2006.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11) RETIREMENT PLAN

The Company has one defined contribution retirement plan, the United Natural Foods, Inc. Retirement Plan (the “Plan”). During fiscal 2006, the Company merged the defined contribution plans of Select Nutrition and Roots & Fruits into the Plan. Under the Plan, employees may elect to contribute a percentage of their pay to the Plan on a before-tax basis. In order to become a participant in the Plan, employees must meet certain eligibility requirements as described in the Plans document. In addition to amounts contributed to the Plan by employees, the Company makes contributions to the Plan on behalf of the employees. The Company contributions to the Plan were approximately $2.1 million, $2.0 million, and $1.9 million for the years ended July 29, 2006, July 31, 2005 and July 31, 2004, respectively.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, (“SOP 93-6”), in November 1993. The statement provides guidance on employers’ accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. As allowed under SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. As a result, the Company continues to follow the guidance of SOP 76-3, Accounting Practices for Certain Employee Stock Ownership Plans (“SOP 76-3”). Under SOP 76-3, unreleased shares of the ESOP are considered to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended July 29, 2006, July 31, 2005 and July 31, 2004, contributions totaling approximately $0.4 million, $0.3 million and $0.3 million, respectively, were made to the Trust. Of these contributions, approximately $0.2 million represented interest in fiscal 2006, 2005 and 2004.

The ESOP shares were classified as follows:

	July 29, 2006	July 31, 2005
	(In thousands)
Total ESOP shares—beginning of year	3,077	3,220
Shares distributed to employees	(172)	(143)
Total ESOP shares—end of year	2,905	3,077
Allocated shares	1,432	1,361
Unreleased shares	1,473	1,716
Total ESOP shares	2,905	3,077

During the years ended July 29, 2006 and July 31, 2005, 243,000 and 176,000 shares were released for allocation, respectively. The fair value of unreleased shares was approximately $45.1 million and $57.9 million at July 29, 2006 and July 31, 2005, respectively.

(13) INCOME TAXES

Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 29, 2006:
U.S. Federal	$25,025	$(710)	$24,315
State and local	2,449	(645)	1,804
	$27,474	$(1,355)	$26,119
Fiscal year ended July 31, 2005:
U.S. Federal	$20,684	$1,609	$22,293
State and local	3,033	154	3,187
	$23,717	$1,763	$25,480
Fiscal year ended July 31, 2004:
U.S. Federal	$14,349	$3,246	$17,595
State and local	2,377	478	2,855
	$16,726	$3,724	$20,450

Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended
	July 29, 2006	July 31, 2005	July 31, 2004
	(In thousands)
Computed “expected” tax expense	$24,288	$23,468	$18,351
State and local income tax, net of Federal income tax expense	1,848	1,953	1,528
Non-deductible expenses	621	70	318
Non-deductible share-based compensation	508	—	—
(Decrease) increase in valuation allowance	(757)	123	328
General business credits	(208)	(177)	(135)
Other, net	(181)	43	60
	$26,119	$25,480	$20,450

Total income tax expense for the years ended July 29, 2006, July 31, 2005 and July 31, 2004 was allocated as follows:

	2006	2005	2004
	(In thousands)
Income before income taxes	$26,119	$25,480	$20,450
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(5,312)	(8,095)	(6,213)
Other comprehensive income	651	—	153
	$21,458	$17,385	$14,390

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 29, 2006 and July 31, 2005 are presented below:

	2006	2005
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$4,211	$2,621
Compensation and benefit related	4,265	2,738
Accounts receivable, principally due to allowances for uncollectible accounts	3,349	2,862
Accrued expenses	1,125	562
Net operating loss carryforward	2,931	3,363
Other	3	4
Total gross deferred tax assets	15,884	12,150
Less valuation allowance	518	1,275
Net deferred tax assets	15,366	10,875
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	8,201	6,572
Intangible assets	5,237	3,706
Other comprehensive income	651	—
Other	59	82
Total deferred tax liabilities	14,148	10,360
Net deferred tax assets (liabilities)	$1,218	$515
Net current deferred income tax assets	$10,911	$7,419
Net non-current deferred income tax liabilities	(9,693)	(6,904)
	$1,218	$515

At July 29, 2006, the Company had net operating loss carryforwards of approximately $4.5 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of $249 thousand under Internal Revenue Code Section 382. The carryforwards expire at various times between 2020 and 2024. In addition, the company had net operating loss carryforwards of approximately $28.8 million for state income tax purposes that expire in years 2007 through 2025.

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes, with the exception of certain state operating loss carryforwards, appears more likely than not at July 29, 2006.

(14) BUSINESS SEGMENTS

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

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
2006
Revenue	$2,392,126	$77,285	$(35,817)		$2,433,594
Operating income (loss)	96,432	(16,048)	(456)		79,928
Interest expense				$11,210	11,210
Other, net				(678)	(678)
Income before income taxes					69,396
Amortization and depreciation	16,075	1,024			17,099
Capital expenditures	18,824	466			19,290
Assets	636,932	66,889	(3,226)		700,595
2005
Revenue	2,020,251	73,254	(33,937)		2,059,568
Operating income (loss)	79,914	(7,056)	(328)		72,530
Interest expense				6,568	6,568
Other, net				(1,090)	(1,090)
Income before income taxes					67,052
Amortization and depreciation	12,483	1,090			13,573
Capital expenditures	65,302	649			65,951
Assets	605,268	48,835	(2,845)		651,258
2004
Revenue	1,629,717	70,637	(30,402)		1,669,952
Operating income (loss)	63,144	(4,667)	7		58,484
Interest expense				7,265	7,265
Other, net				(1,217)	(1,217)
Income before income taxes					52,436
Amortization and depreciation	10,484	1,176			11,660
Capital expenditures	23,303	548			23,851
Assets	474,057	36,393	(1,683)		508,767

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain key interim financial information for the years ended July 29, 2006 and July 31, 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2006
Net sales	$575,641	$601,082	$637,068	$619,804	$2,433,594
Gross profit	110,267	116,405	120,164	119,075	465,910
Income before income taxes	12,371	17,147	20,119	19,759	69,396
Net income	7,670	10,631	12,300	12,675	43,277
Per common share income
Basic:	$0.19	$0.26	$0.29	$0.30	$1.04
Diluted:	$0.18	$0.25	$0.29	$0.30	$1.02
Weighted average basic shares outstanding	41,334	41,406	41,885	42,103	41,682
Weighted average diluted shares outstanding	42,150	41,952	42,446	42,572	42,304
Market Price
High	$36.00	$31.74	$35.88	$35.04	$36.00
Low	$27.50	$24.60	$29.97	$29.05	$24.60

	First	Second	Third	Fourth	Full Year
2005
Net sales	$477,542	$504,710	$534,335	$542,981	$2,059,568
Gross profit	92,443	95,325	101,948	105,329	395,045
Income before income taxes	16,203	15,121	17,375	18,353	67,052
Net income	9,884	9,224	10,686	11,778	41,572
Per common share income
Basic:	$0.25	$0.23	$0.26	$0.29	$1.02
Diluted:	$0.24	$0.22	$0.26	$0.28	$1.00
Weighted average basic Shares outstanding	40,123	40,400	40,900	41,139	40,639
Weighted average diluted Shares outstanding	41,580	41,495	41,774	41,951	41,607
Market Price
High	$29.15	$31.90	$34.87	$35.18	$35.18
Low	$18.90	$24.73	$26.00	$26.45	$18.90

(16) SUBSEQUENT EVENT (UNAUDITED)

On October 2, 2006, the Company announced it had entered into a new seven-year primary distribution agreement with Whole Foods Market, effective from September 26, 2006 through September 29, 2013. This new agreement replaced an existing three-year primary distribution agreement that was not scheduled to expire until December 31, 2007.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)          Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•        Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 29, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management concluded that, as of July 29, 2006, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 29, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 9A of this Annual Report on Form 10-K.

(c)           Attestation Report of the Registered Public Accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management regarding Internal Control Over Financial Reporting, that United Natural Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Natural Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, United Natural Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 29, 2006 and July 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 29, 2006, and our report dated October 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

Providence, Rhode Island
October 6, 2006

(d)          Changes in Internal Controls.

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended July 29, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 7, 2006 (the “2006 Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this Annual Report on Form 10-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is contained in the 2006 Proxy Statement under the captions “Director Compensation,” “Compensation of Executive Officers” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in part in the 2006 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the 2006 Proxy Statement under the caption “Fees Paid to KPMG LLP” and is incorporated herein by this reference.

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this Annual Report on Form 10-K.

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
Dated: October 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ MICHAEL S. FUNK	President, Chief Executive Officer and Director	October 11, 2006
Michael S. Funk	(Principal Executive Officer)
/s/ THOMAS B. SIMONE	Chair of the Board and Lead Independent	October 11, 2006
Thomas B. Simone	Director
/s/ MARK E. SHAMBER	Vice President, Chief Financial Officer and	October 11, 2006
Mark E. Shamber	Treasurer (Principal Financial and Accounting Officer)
/s/ RICHARD ANTONELLI	Chief Operating Officer and Director	October 11, 2006
Richard Antonelli
/s/ GORDON D. BARKER	Director	October 11, 2006
Gordon D. Barker
/s/ JOSEPH M. CIANCIOLO	Director	October 11, 2006
Joseph M. Cianciolo
/s/ GAIL A. GRAHAM	Director	October 11, 2006
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	October 11, 2006
James P. Heffernan

EXHIBIT INDEX

Exhibit No.	Description
3.1(17)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(17)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.3(21)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4(3)	Amended and Restated By-Laws of the Registrant.
4.1(15)	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.
10.1(1)	1996 Employee Stock Purchase Plan.
10.2(15)	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)

Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.5(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(4)	Amended and Restated 1996 Stock Option Plan.
10.8(4)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(4)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(5)	2002 Stock Incentive Plan.
10.11(6)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(7)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(8)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation dated December 18, 2003.
10.14(9)	Real estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(1)	Distribution Agreement between Mountain People’s Wine Distributing, Inc., and Mountain People’s, dated August 23, 1994.
10.16(10)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August, 1998.
10.17(11)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.18(12)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.19(3)	Lease between the Registrant and Two Seventy M Edison, a New Jersey general partnership, dated April 1, 2002.

10.20(13)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.
10.21(14)	Employment Agreement between the Registrant and Steven H. Townsend dated December 5, 2003.
10.22(5)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated August 1, 1998.
10.23(17)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc. dated January 1, 2005.
10.24(8)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc. dated January 12, 2004.
10.25(15)	First Amendment to Term Loan Agreement with Fleet Capital Corporation dated August 26, 2003.
10.26(16)	2004 Equity Incentive Plan.
10.27(17)	First Amendment to Amended and Restated Loan and Security Agreement dated December 30, 2004.
10.28(18)	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.29(19)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation dated July 28, 2005.
10.30(20)	Employment Transition Agreement and Release for Steven H. Townsend dated October 23, 2005.
10.31(22)	Second Amendment to Amended and Restated Loan and Security Agreement as of January 2006.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Report of Independent Registered Public Accounting Firm.
Schedule II - Valuation and Qualifying Accounts
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

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

(15) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2004.

(16) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

(17) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(18) Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-123462).

(19) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005.

(20) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

(21) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

(22) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended July 31, 2006	$9,472	$2,829	$3,868	$8,433
Year ended July 31, 2005	$9,733	$2,296	$2,557	$9,472
Year ended July 31, 2004	$7,856	$3,586	$1,709	$9,733