Form 10-Q
period 2006-10-28
UNITED NATURAL FOODS INC
filed 2006-12-07
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of December 1, 2006 there were 42,525,581 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	October 28, 2006	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,416	$20,054
Accounts receivable, net	164,476	147,686
Notes receivable, trade, net	1,251	1,254
Inventories	300,214	257,259
Prepaid expenses and other current assets	14,856	12,596
Deferred income taxes	10,911	10,911

Total current assets	500,124	449,760
Property & equipment, net	163,579	163,247
Other assets:
Goodwill	78,044	78,016
Notes receivable, trade, net	2,499	2,760
Intangible assets, net	214	251
Other	9,615	6,561

Total assets	$754,075	$700,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$138,691	$102,146
Notes payable	118,001	125,005
Accrued expenses and other current liabilities	36,236	34,245
Current portion of long-term debt	5,675	5,433

Total current liabilities	298,603	266,829
Long-term debt, excluding current portion	68,083	59,716
Deferred income taxes	8,586	9,693
Other long-term liabilities	658	883

Total liabilities	375,930	337,121

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares
at October 28, 2006 and July 29, 2006, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares;
42,628 issued and 42,399 outstanding shares at October 28, 2006;
42,477 issued and 42,248 outstanding shares at July 29, 2006	426	425
Additional paid-in capital	153,819	149,840
Unallocated shares of Employee Stock Ownership Plan	(1,339)	(1,380)
Accumulated other comprehensive (loss) income	(729)	1,047
Retained earnings	232,060	219,634
Treasury stock	(6,092)	(6,092)

Total stockholders' equity	378,145	363,474

Total liabilities and stockholders' equity	$754,075	$700,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	October 28, 2006	October 29, 2005
Net sales	$646,433	$575,641
Cost of sales	522,861	465,374

Gross profit	123,572	110,267

Operating expenses	100,281	95,513
Amortization of intangibles	151	145

Total operating expenses	100,432	95,658

Operating income	23,140	14,609

Other expense (income):
Interest expense	2,911	2,367
Interest income	(114)	(68)
Other, net	(28)	(61)

Total other expense	2,769	2,238

Income before income taxes	20,371	12,371
Provision for income taxes	7,945	4,701

Net income	$12,426	$7,670

Per share data (basic):
Net income	$0.29	$0.19

Weighted average shares of common stock	42,147	41,334

Per share data (diluted):
Net income	$0.29	$0.18

Weighted average shares of common stock	42,599	42,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	October 28, 2006	October 29, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,426	$7,670
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	4,555	3,754
Gain on disposals of property and equipment	5	(9)
Provision for doubtful accounts	660	369
Share-based compensation	954	2,535
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,450)	(17,510)
Inventories	(42,955)	(34,749)
Prepaid expenses and other assets	(6,585)	(625)
Notes receivable, trade	264	(246)
Accounts payable	30,729	30,871
Accrued expenses and other liabilities	(3,914)	2,189
Income taxes payable	4,064	-

Net cash used in operating activities	(17,247)	(5,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,760)	(7,683)
Purchases of acquired businesses, net of cash acquired	(28)	(517)
Proceeds from disposals of property and equipment	19	21

Net cash used in investing activities	(4,769)	(8,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	10,000	-
Net (repayments) borrowings under note payable	(7,004)	15,401
Increase (decrease) in bank overdraft	5,816	(5,898)
Proceeds from exercise of stock options	2,152	1,713
Repayments of long-term debt	(1,458)	(1,131)
Tax effect of stock option exercises	874	1,284
Principal payments of capital lease obligations	(2)	(148)

Net cash provided by financing activities	10,378	11,221

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,638)	(2,709)
Cash and cash equivalents at beginning of period	20,054	12,615

Cash and cash equivalents at end of period	$8,416	$9,906

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$2,996	$2,561

Federal and state income taxes paid, net of refunds	$2,639	$4,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2006 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2006.

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

2. SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock). These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Nonvested stock awards to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years. As of October 28, 2006, we had approximately 1.5 million shares of common stock reserved for future issuance under our stock option plans.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, are recognized in net earnings in the periods after the date of adoption. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized share-based compensation expense for the three months ended October 28, 2006 and October 29, 2005 of $1.0 million and $2.5 million, respectively. The Company also recorded related tax benefits for the three months ended October 28, 2006 and October 29, 2005 of $0.9 million and $1.3 million, respectively. The effect on net income from recognizing share-based compensation for the three-months ended October 28, 2006 and October 29, 2005 was $0.6 million and $1.6 million, or $0.01 and $0.03 per basic and diluted share, respectively.

As of October 28, 2006, there was $4.9 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended October 28, 2006 and October 29, 2005, respectively:

	Three months ended
	October 28, 2006	October 29, 2005

Expected volatility	35.2%	36.5%
Dividend yield	0.0%	0.0%
Risk free interest rate	4.7%	4.2%
Expected life	3.0 years	3.0 years

Our computation of expected volatility for the quarter ended October 28, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average grant-date fair value of options granted during the three months ended October 28, 2006 and October 29, 2005 was $8.59 and $10.29, respectively.

Stock option activity for the three months ended October 28, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 30, 2006	1,531,943	$20.42
Granted	3,000	$29.09
Exercised	(140,868)	$15.28
Forfeited	(10,600)	$22.43
Outstanding at October 28, 2006	1,383,475	$21.11	7.0	$29,202,000
Exercisable at October 28, 2006	886,604	$21.12	6.5	$18,727,000

The following table summarizes our nonvested stock activity for the three months ended October 28, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at July 30, 2006	113,276	$26.34
Granted	15,000	$30.14
Vested	(5,000)	$30.14
Forfeited	(4,200)	$25.37
Nonvested at October 28, 2006	119,076	$26.70

The total fair value of shares vested during the three months ended October 28, 2006 was $0.2 million.

3. EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

(In thousands)	Three months ended
	October 28, 2006	October 29, 2005
Basic weighted average shares outstanding	42,147	41,334
Net effect of dilutive stock options based
upon the treasury stock method	452	816

Diluted weighted average shares outstanding	42,599	42,150

There were 14,500 and 5,200 anti-dilutive stock options for the quarters ended October 28, 2006 and October 29, 2005, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

4. DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 5.32% and 5.40% as of October 28, 2006 and July 29, 2006, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 28, 2006, the Company had two outstanding commodity swap agreements which mature on October 31, 2006 and June 30, 2007.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Company does not enter into derivative agreements for trading purposes.

5. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended October 28, 2006 and October 29, 2005 amounted to $10,649,626 and $7,880,318, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreement and the commodity swap agreements discussed in Note 4. For the three months ended October 28, 2006 and October 29, 2005, the change in fair value of these financial instruments was $2.9 million pre-tax loss ($1.8 million after-tax) and $0.3 million pre-tax gain ($0.2 million after-tax), respectively.

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

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended October 28, 2006:
Net sales	$635,769	$23,981	$(13,317)		$646,433
Operating income (loss)	22,767	365	8		23,140
Interest expense				$2,911	2,911
Other, net				(142)	(142)
Income before income taxes					20,371
Depreciation and amortization	4,326	229	-		4,555
Capital expenditures	4,636	124	-		4,760
Total assets	694,715	63,369	(4,009)		754,075

Three months ended October 29, 2005:
Net sales	$565,897	$18,927	$(9,183)		$575,641
Operating income (loss)	21,223	(6,338)	(276)		14,609
Interest expense				$2,367	2,367
Other, net				(129)	(129)
Income before income taxes					12,371
Depreciation and amortization	3,474	280	-		3,754
Capital expenditures	7,482	201	-		7,683
Total assets	659,187	50,982	(3,883)		706,286

7. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 in fiscal 2008 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. (“SFAS”) 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating this statement and its effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating this statement and its effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below, as well as any cautionary language elsewhere in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward—looking statements. You should be aware that the occurrence of the events described in the risk factors below and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We do not undertake to update any information in this Report until the effective date of our future reports required by applicable laws. Any projections of future results of operations should not be construed in any manner as a guarantee that such results will in fact occur. These projections are subject to change and could differ materially from final reported results. We may from time to time update these publicly announced projections, but we are not obligated to do so.

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share through our high quality service and a broader product selection, and the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

•	our wholesale division, which includes our broadline distribution, Albert’s Organics and Select Nutrition;

•	our retail division, which consists of our 12 retail stores; and

•	our manufacturing division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we are continually:

•	expanding our marketing and customer service programs across regions;

•	expanding our national purchasing opportunities;

•	offering a broader product selection;

•	consolidating systems applications among physical locations and regions;

•	increasing our investment in people, facilities, equipment and technology;

•	integrating administrative and accounting functions; and

•	reducing geographic overlap between regions.

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

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, the change in fair value of certain financial instruments and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $164.5 million and $147.7 million, net of the allowance for doubtful accounts of $5.2 million and $4.6 million, as of October 28, 2006 and July 29, 2006, respectively. Our notes receivable balances were $3.7 million and $4.0 million, net of the allowance of doubtful accounts of $3.6 million and $3.9 million, as of October 28, 2006 and July 29, 2006, respectively.

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

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of October 28, 2006 and July 29, 2006 was $78.0 million.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%
Cost of sales	80.9%	80.8%

Gross profit	19.1%	19.2%

Operating expenses	15.5%	16.6%
Amortization of intangibles	0.0%	0.0%

Total operating expenses	15.5%	16.6%

Operating income	3.6%	2.5%*

Other expense (income):
Interest expense	0.5%	0.4%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%

Total other expense	0.4%*	0.4%

Income before income taxes	3.2%	2.1%
Provision for income taxes	1.2%	0.8%

Net income	1.9%*	1.3%

* Total reflects rounding

Three Months Ended October 28, 2006 Compared To Three Months Ended October 29, 2005

Net Sales

Our net sales increased approximately 12.3%, or $70.8 million, to $646.4 million for the three months ended October 28, 2006, from $575.6 million for the three months ended October 29, 2005. This increase was primarily due to organic growth in our wholesale division. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and value added services, and the opening of new distribution centers, which allows us to carry a broader selection of products.

In the three months ended October 28, 2006, Whole Foods Market, Inc. (“Whole Foods Market”) comprised approximately 25.5% of net sales and Wild Oats Markets, Inc. (“Wild Oats Markets”) comprised approximately 9.2% of net sales. In the three months ended October 29, 2005, Whole Foods Market comprised approximately 25.5% of net sales and Wild Oats Markets comprised approximately 10.1% of net sales.

The following table lists the percentage of sales by customer type for the quarters ended October 28, 2006 and October 29, 2005:

Customer type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	45%	46%
Supernatural chains	35%	36%
Conventional supermarkets	16%	14%
Other	4%	4%

Sales by channel has been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this review, sales to the independents sales channel decreased 1.5% and 0.7% for the quarters ended October 28, 2006 and October 29, 2005, respectively and sales to the supermarket sales channel increased 1.5% and 0.7% for the quarters ended October 28, 2006 and October 29, 2005, respectively.

Gross Profit

Our gross profit increased approximately 12.1%, or $13.3 million, to $123.6 million for the three months ended October 28, 2006, from $110.3 million for the three months ended October 29, 2005. Our gross profit as a percentage of net sales was 19.1 % and 19.2% for the three months ended October 28, 2006 and October 29, 2005, respectively. The decrease in gross profit as a percentage of net sales was due primarily to the low gross margin at our Albert's Organics location in Greenwood, Indiana. Due to the slower than anticipated improvement in results, we elected to close the Albert’s Organics operations at this facility and began serving this market from Albert’s Organics’ Minneapolis, Minnesota facility effective October 31, 2006.

Operating Expenses

Our total operating expenses, excluding special items, increased approximately 9.9%, or $9.0 million, to $100.4 million for the three months ended October 28, 2006, from $91.4 million for the three months ended October 29, 2005. Total operating expenses, including special items, increased approximately 4.9%, or $4.7 million, to $100.4 million for the three months ended October 28, 2006, from $95.7 million for the three months ended October 29, 2005. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the three months ended October 28, 2006 was due to increased spending to improve and expand our infrastructure to support our continued sales growth. In addition, operating expenses during the quarter were negatively impacted by an operating loss of $0.6 million related to the Greenwood, Indiana location of our Albert's Organics division. As a result, management decided to close these operations and we began serving this market from the Albert's Organics' Minneapolis, Minnesota facility, effective October 31, 2006. The three months ended October 28, 2006 includes share-based compensation expense of $1.0 million. Share-based compensation expense for the three months ended October 29, 2005 was $2.5 million, of which $1.5 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer, which was treated as a special item.

As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.5% for the three months ended October 28, 2006, from approximately 15.9% for the three months ended October 29, 2005. As a percentage of net sales, total operating expenses, including special items, decreased to approximately 15.5% for the three months ended October 28, 2006, from approximately 16.6% for the three months ended October 29, 2005. The decrease in operating expenses as a percentage of net sales was primarily attributable to increased efficiencies due to our recent distribution facility openings, offset by operating losses related to the Albert’s Organics Greenwood, Indiana location (which operations were transferred to the Albert’s Organics Minneapolis, Minnesota facility effective October 31, 2006).

There were no special items for the three months ended October 28, 2006. As discussed below under “Special Items,” total operating expenses for the three months ended October 29, 2005 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.7 million, certain incremental costs associated with the opening of our Greenwood, Indiana facility of $0.1 million and certain cash and non-cash expenses of $3.5 million incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 22.5%, or $4.3 million, to $23.1 million for the three months ended October 28, 2006, from $18.9 million for the three months ended October 29, 2005. As a percentage of net sales, operating income, excluding special items, was 3.6% for the three months ended October 28, 2006, compared to 3.3% for the three months ended October 29, 2005. Operating income, including special items, increased approximately 58.4%, or $8.5 million, to $23.1 million, or 3.6% of net sales, for the three months ended October 28, 2006, from $14.6 million, or 2.5% of net sales, for the three months ended October 29, 2005.

Other Expense (Income)

Other expense (income) increased $0.5 million to $2.8 million for the three months ended October 28, 2006 from $2.2 million for the three months ended October 29, 2005. Interest expense for the three months ended October 28, 2006 increased to $2.9 million from $2.4 million in the three months ended October 29, 2005. The increase in interest expense was due to rising interest rates, partially offset by our lower debt levels during the quarter ended October 28, 2006 than during the quarter ended October 29, 2005.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 38.0% for the three months ended October 28, 2006 and October 29, 2005, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective tax rate was primarily due to share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS123(R) provides that the tax effect of the book compensation cost previously recognized for the incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income, excluding special items, increased $2.1 million to $12.4 million, or $0.29 per diluted share, for the three months ended October 28, 2006, compared to $10.3 million, or $0.24 per diluted share, for the three months ended October 29, 2005. Net income, including special items, increased $4.8 million to $12.4 million, or $0.29 per diluted share, for the three months ended October 28, 2006, compared to $7.7 million, or $0.18 per diluted share, for the three months ended October 29, 2005.

Special Items

There were no special items for three months ended October 28, 2006. Special items for three months ended October 29, 2005 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening our Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the quarter with Steven H. Townsend.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the three months ended October 29, 2005:

Three Months Ended October 29, 2005 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share

Income, excluding special items:	$16,646	$10,320	$0.24

Special items – (Expense)
Employment transition agreement costs (included in operating expenses)	(3,512)	(2,177)	(0.05)
Rocklin, CA facility relocation costs (included in operating expenses)	(672)	(416)	(0.01)
Greenwood, IN facility openings costs (included in operating expenses)	(92)	(57)	(0.00)

Income, including special items:	$12,371*	$7,670	$0.18

* Total reflects rounding

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity. The credit facility replaced an existing $150 million revolving credit facility. We further amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of October 28, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $119.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of October 28, 2006, $70 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2007 will be between $40 and $45 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base. We believe that our future capital requirements will be higher than our anticipated fiscal 2007 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions that we may pursue will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $17.2 million for the three months ended October 28, 2006, which reflected a $43.0 million investment in inventory that was partially offset by net income and a change in cash paid to vendors, net of cash collected from customers. Days in inventory decreased to 48 days at October 28, 2006, compared to 50 days at October 29, 2005. Days sales outstanding improved to 22 days at October 28, 2006, compared to 23 days at October 29, 2005. Net cash used in operations was $5.8 million for the three months ended October 29, 2005, primarily due to a $34.7 million investment in inventory that was partially offset by net income and a change in cash paid to vendors, net of cash collected from customers. Working capital increased by $18.6 million, or 10.2%, to $201.5 million at October 28, 2006, compared to working capital of $182.9 million at July 29, 2006.

Net cash used in investing activities decreased $3.4 million to $4.8 million for the three months ended October 28, 2006, compared to $8.2 million for the same period in fiscal 2006. The decrease was primarily due to lower capital expenditures in the three months ended October 28, 2006. The three months ended October 29, 2005 included capital expenditures related to the opening of the Rocklin, California facility.

Net cash provided by financing activities was $10.4 million for the three months ended October 28, 2006, primarily due to $10.0 million in proceeds from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from the exercise of stock options. This increase was offset by $8.5 million in net repayments on our amended and restated credit facility and long-term debt. Net cash provided by financing activities was $11.2 million for the three months ended October 29, 2005, primarily due to $15.4 million in borrowings under our amended and restated credit facility offset by the decrease in our bank overdraft.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we have purchased an aggregate of 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 5.32% as of October 28, 2006. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 28, 2006, we had two outstanding commodity swap agreements which mature on October 31, 2006 and June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 in fiscal 2008 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. (“SFAS”) 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and its effect on our consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently evaluating this statement and its effect on our consolidated financial statements.

Use of Non-GAAP Results

Financial measures included in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not in accordance with GAAP are referred to as “non-GAAP financial measures”. To supplement our financial statements presented on a GAAP basis, we use non-GAAP financial measures of operating results, net income and earnings per share adjusted to exclude special charges and/or share-based compensation. We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future as these special charges are not expected to be part of our ongoing business. The adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance. For example, these adjusted non-GAAP results are among the primary indicators our management uses as a basis for our planning and forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP. A comparison and reconciliation from non-GAAP to GAAP results is included in the tables under “Special Items” above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates on our borrowings. As more fully described in the notes to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006.

Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The statements in this item describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisitions

We continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate our acquisitions and mergers.

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products. Successful integration of merger partners is critical to our future operating and financial performance. Integration requires, among other things:

•	maintaining the customer base;

•	optimizing of delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. We cannot assure you that we will realize any of the anticipated benefits of mergers.

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

Increased Fuel Costs

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can also increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We do not enter into fuel hedge contracts for speculative purposes.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market’s Southern Pacific region, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve. Whole Foods Market accounted for approximately 25.5% of our net sales in the quarter ended October 28, 2006. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. Wild Oats Markets accounted for approximately 9.2% of our net sales in the quarter ended October 28, 2006. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations. We sell products under purchase orders, and we generally have no agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (Executive Vice President, Chief Operating Officer and President of Distribution), Daniel V. Atwood (Executive Vice President, Chief Marketing Officer, and President of United Natural Brands), Michael D. Beaudry (President of the Eastern Region), Thomas A. Dziki (National Vice President of Real Estate and Construction), Michael S. Funk (President and Chief Executive Officer), Gary A. Glenn (Vice President of Information Technology), Randle Lindberg (President of the Western Region), Mark E. Shamber (Vice President, Chief Financial Officer and Treasurer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

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

Union-organizing activities could cause labor relations difficulties

As of October 28, 2006, we had approximately 4,570 full and part-time employees. An aggregate of 8% of our total employees, or approximately 350 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey and Auburn, Washington agreements expire in June 2008 and February 2009, respectively. The Iowa City, Iowa agreement expired in June 2006. We are continuing to negotiate with these employees and expect to reach agreement in the first quarter of calendar 2007. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of one-month LIBOR plus 0.75% maturing on March 31, 2008. As of October 28, 2006, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $119.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we further amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at one-month LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of October 28, 2006, $70 million was outstanding under the term loan agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
10.1*	Distribution Agreement between the Registrant and Whole Foods Market, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

*

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

UNITED NATURAL FOODS, INC.

/s/ Mark E. Shamber
Mark E. Shamber Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 7, 2006