Form 10-Q
period 2007-01-27
UNITED NATURAL FOODS INC
filed 2007-03-06
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2007

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

As of March 2, 2007, there were 42,801,528 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	January 27, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,066	$20,054
Accounts receivable, net	162,954	147,686
Notes receivable, trade, net	1,290	1,254
Inventories	288,989	257,259
Prepaid expenses and other current assets	18,546	12,596
Deferred income taxes	10,911	10,911

Total current assets	499,756	449,760
Property & equipment, net	161,476	163,247
Other assets:
Goodwill	78,044	78,016
Notes receivable, trade, net	2,620	2,760
Intangible assets, net	187	251
Other	10,340	6,561

Total assets	$752,423	$700,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$123,000	$125,005
Accounts payable	116,272	102,146
Accrued expenses and other current liabilities	34,375	34,245
Current portion of long-term debt	5,552	5,433

Total current liabilities	279,199	266,829
Long-term debt, excluding current portion	66,666	59,716
Deferred income taxes	8,827	9,693
Other long-term liabilities	858	883

Total liabilities	355,550	337,121

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares
at January 27, 2007 and July 29, 2006, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares;
43,013 issued and 42,785 outstanding shares at January 27, 2007;
42,477 issued and 42,248 outstanding shares at July 29, 2006	430	425
Additional paid-in capital	161,212	149,840
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(1,298)	(1,380)
Accumulated other comprehensive (loss) income	(338)	1,047
Retained earnings	242,959	219,634

Total stockholders’ equity	396,873	363,474

Total liabilities and stockholders' equity	$752,423	$700,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net sales	$668,545	$601,082	$1,314,978	$1,176,722
Cost of sales	544,477	484,677	1,067,339	950,051

Gross profit	124,068	116,405	247,639	226,671

Operating expenses	101,739	96,057	202,018	191,570
Impairment on assets held for sale	756	—	756	—
Amortization of intangibles	138	142	289	286

Total operating expenses	102,633	96,199	203,063	191,856

Operating income	21,435	20,206	44,576	34,815

Other expense (income):
Interest expense	3,350	3,195	6,261	5,562
Interest income	(180)	(73)	(294)	(141)
Other, net	399	(63)	371	(123)

Total other expense	3,569	3,059	6,338	5,298

Income before income taxes	17,866	17,147	38,238	29,517
Provision for income taxes	6,968	6,516	14,913	11,216

Net income	$10,898	$10,631	$23,325	$18,301

Per share data (basic):
Net income	$0.26	$0.26	$0.55	$0.44

Weighted average shares of common stock	42,438	41,406	42,299	41,395

Per share data (diluted):
Net income	$0.25	$0.25	$0.55	$0.43

Weighted average shares of common stock	42,848	41,952	42,733	42,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	January 27, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,325	$18,301
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	9,378	7,988
Loss (gain) on disposals of property and equipment	1,968	(30)
Impairment on assets held for sale	756	—
Provision for doubtful accounts	815	1,600
Share-based compensation	1,997	3,480
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,083)	(28,333)
Inventories	(31,730)	(28,596)
Prepaid expenses and other assets	(10,675)	1,970
Notes receivable, trade	104	(589)
Accounts payable	11,843	20,571
Accrued expenses and other liabilities	(1,213)	6,510

Net cash (used in) provided by operating activities	(9,515)	2,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,542)	(11,774)
Proceeds from sale of property and equipment	5,441	43
Other investing activities	(1,028)	(575)

Net cash used in investing activities	(10,129)	(12,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing of long-term debt	10,000	—
Proceeds from exercise of stock options	6,663	6,429
Repayments of long-term debt	(2,999)	(2,922)
Tax benefit from exercise of stock options	2,718	2,910
Increase (decrease) in bank overdraft	2,283	(14,053)
Net (repayments) borrowings under note payable	(2,005)	37,428
Principal payments of capital lease obligations	(4)	(273)
Purchases of treasury stock	—	(6,092)

Net cash provided by financing activities	16,656	23,427

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(2,988)	13,993
Cash and cash equivalents at beginning of period	20,054	12,615

Cash and cash equivalents at end of period	$17,066	$26,608

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,280	$5,167

Federal and state income taxes, net of refunds	$17,313	$8,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 27, 2007 (Unaudited)

1.	BASIS OF PRESENTATION

United Natural Foods, Inc. (the “Company”) is a distributor and retailer of natural and organic products. The Company sells its products primarily throughout the United States.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for shipping and handling, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to our wholesale and retail divisions. Other expenses (income) include interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2.	SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock). These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Nonvested stock awards to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years. As of January 27, 2007, we had approximately 1.1 million shares of common stock reserved for future issuance under our stock option plans.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, are recognized in net earnings in the periods after the date of adoption. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized share-based compensation expense for the three months ended January 27, 2007 and January 28, 2006 of $1.0 million and $0.9 million, respectively. In the six months ended January 27, 2007 and January 28, 2006, the Company recognized $2.0 million and $3.5 million, respectively, of share-based compensation expense. During the six months ended January 28, 2006, certain options were accelerated pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with Steven H. Townsend, former President and Chief Executive Officer. This acceleration resulted in $1.0 million of share-based compensation expense for the quarter ended October 29, 2005. The Company recorded related tax benefits for the six months ended January 27, 2007 and January 28, 2006 of $2.7 million and $2.9 million, respectively. The effect on net income from recognizing share-based compensation for each of the three months ended January 27, 2007 and January 28, 2006 was $0.6 million, or $0.01 per basic and diluted share.

As of January 27, 2007, there was $10.1 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months and six months ended January 27, 2007 and January 28, 2006, respectively:

	Three months ended		Six months ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006

Expected volatility	34.6%	36.7%	34.6%	36.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.5%	4.4%	4.5%	4.4%
Expected life	3.0 years	3.0 years	3.0 years	3.0 years

Our computation of expected volatility for the quarter ended January 27, 2007 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average grant-date fair value of options granted during the six months ended January 27, 2007 and January 28, 2006 was $10.55 and $7.65, respectively.

Stock option activity for the six months ended January 27, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 30, 2006	1,531,943	$20.42
Granted	315,540	$36.49
Exercised	(400,807)	$16.98
Canceled	(50,025)	$25.23
Outstanding at January 27, 2007	1,396,651	$24.99	7.7	$34,907,000
Exercisable at January 27, 2007	832,528	$21.26	6.8	$17,701,000

The following table summarizes our nonvested stock activity for the six months ended January 27, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at July 30, 2006	113,276	$26.34
Granted	146,928	$35.90
Vested	(40,456)	$28.14
Canceled	(7,350)	$25.37
Nonvested at January 27, 2007	212,398	$32.57

The total fair value of shares vested during the six months ended January 27, 2007 was $1.1 million.

3.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended
(In thousands)	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Basic weighted average shares outstanding	42,438	41,406	42,299	41,395
Net effect of dilutive stock options based upon the treasury stock method	410	546	434	681

Diluted weighted average shares outstanding	42,848	41,952	42,733	42,076

There were 307,540 and 16,050 anti-dilutive stock options outstanding for the three months ended January 27, 2007 and January 28, 2006, respectively. For the six months ended January 27, 2007 and January 28, 2006, there were 311,040 and 8,200 anti-dilutive stock options outstanding, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). One-month LIBOR was 5.32% and 5.40% as of January 27, 2007 and July 29, 2006, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At January 27, 2007, the Company had one outstanding commodity swap agreement which matures on June 30, 2007.

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

Total comprehensive income for the three months ended January 27, 2007 and January 28, 2006 amounted to approximately $11.3 million and $10.8 million, respectively. Total comprehensive income for the six months ended January 27, 2007 and January 28, 2006 amounted to approximately $21.9 million and $18.7 million, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreement and the commodity swap agreement discussed in Note 4. For the three months ended January 27, 2007 and January 26, 2006, the change in fair value of these financial instruments was $0.6 million pre-tax gain ($0.4 million after-tax gain) and $0.2 million pre-tax gain ($0.1 million after-tax gain), respectively. The change in fair value of these derivative financial instruments was $2.3 million pre-tax loss ($1.4 million after-tax loss) and $0.6 million pre-tax gain ($0.4 million after-tax gain) for the six months ended January 27, 2007 and January 28, 2006, respectively.

6.	ASSETS HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its two Auburn, California facilities to a new facility in Rocklin, California. As a result, the Company reclassified $7.4 million of long-lived assets related to the Auburn facility that were previously included in property and equipment as held for sale, which was included in prepaid expenses and other current assets in the consolidated balance sheet. In June 2006, the Company sold a portion of these long-lived assets for less than $0.1 million, resulting in a loss of $0.5 million, which was recorded in operating expenses in the fourth quarter of fiscal 2006. In January 2007, the Company sold the remaining long-lived assets for $5.4 million, resulting in a loss of $1.5 million which was recorded in operating expenses in the second quarter of fiscal 2007.

In the quarter ended January 27, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, reached a decision to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million. The impairment loss was recognized based on our estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.

7.	BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging nuts, seeds, dried fruit and snack items. “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended January 27, 2007:
Net sales	$657,560	$28,988	$(18,003)		$668,545
Operating income (loss)	22,490	1,058	(2,113)		21,435
Interest expense				$3,350	3,350
Interest income				(180)	(180)
Other, net				399	399
Income before income taxes					17,866
Depreciation and amortization	4,585	238	—		4,823
Capital expenditures	9,565	216	—		9,781
Total assets	681,598	78,452	(7,627)		752,423

Three months ended January 28, 2006:
Net sales	$590,799	$18,526	$(8,243)		$601,082
Operating income (loss)	24,366	(4,252)	92		20,206
Interest expense				$3,195	3,195
Interest income				(73)	(73)
Other, net				(63)	(63)
Income before income taxes					17,147
Depreciation and amortization	3,949	285	—		4,234
Capital expenditures	4,001	90	—		4,091
Total assets	661,031	66,320	(2,750)		724,601

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Six months ended January 27, 2007:
Net sales	$1,293,330	$52,969	$ (31,321)		$1,314,978
Operating income (loss)	45,256	1,423	(2,103)		44,576
Interest expense				$6,261	6,261
Interest income				(294)	(294)
Other, net				371	371
Income before income taxes					38,238
Depreciation and amortization	8,911	467	—		9,378
Capital expenditures	14,202	340	—		14,542
Total assets	681,598	78,452	(7,627)		752,423

Six months ended January 28, 2006:
Net sales	$1,156,696	$37,452	$ (17,426)		$1,176,722
Operating income (loss)	45,589	(10,590)	(184)		34,815
Interest expense				$5,562	5,562
Interest income				(141)	(141)
Other, net				(123)	(123)
Income before income taxes					29,517
Depreciation and amortization	7,423	565	—		7,988
Capital expenditures	11,482	292	—		11,774
Total assets	661,031	66,320	(2,750)		724,601

8.        NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 in fiscal 2008 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in fiscal 2008 and is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating this staff accounting bulletin and its effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning August 1, 2008. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The risk factors listed in Item 1A of Part II of this report, as well as any cautionary language elsewhere in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors in Item 1A of Part II of this report and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We do not undertake any obligation to update any information in this Report until the effective date of our future reports required by applicable laws. Any projections of future results of operations should not be construed in any manner as a guarantee that such results will in fact occur. These projections are subject to change and could differ materially from final reported results. We may from time to time update these publicly announced projections, but we are not obligated to do so.

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, and the acquisition of, or merger with, natural products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

•	our wholesale division, which includes our broadline distribution business, Albert’s Organics and Select Nutrition;

•	our retail division, which consists of our 12 retail stores; and

•	our manufacturing division, which is comprised of Hershey Imports.

In order to maintain our market leadership and improve our operating efficiencies, we continually seek to:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology;

•	integrate administrative and accounting functions; and

•	reduce geographic overlap between regions.

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In February 2007, we announced plans to construct a new 237,000 square foot distribution center in Ridgefield, Washington, to serve as a regional distribution hub for customers in Portland, Oregon and other Northwest states. The distribution center is scheduled to commence operations in the late summer of 2007. In August 2006, we announced plans for new facilities in Florida and Texas in the succeeding 18 to 24 months and in February 2007, we announced that we have entered into a letter of intent to lease warehouse space in central Florida. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities. In October 2005, we opened our Rocklin, California distribution center and have moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California into the Rocklin distribution center to continue to lower operating expenses relative to sales over the long-term. With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,300,000 square feet to our distribution centers since fiscal 2002, representing a 71% increase in our distribution capacity. Our current capacity utilization is approximately 73%.

Our net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for shipping and handling, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales.

On February 21, 2007, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”) announced that the two companies had entered into an agreement and plan of merger under which Whole Foods Market will commence an offer to purchase all the outstanding shares of Wild Oats Markets and following the tender offer, Wild Oats Markets will merge with and into a subsidiary of Whole Foods Market. As discussed below, sales to Wild Oats Markets accounted for approximately 8.8% and 9.0% of our net sales for the three and six-month periods ended January 27, 2007, respectively. Sales to Whole Foods Market accounted for approximately 27.4% and 26.5% of our net sales for the three and six-month periods ended January 27, 2007. At this time, we cannot accurately estimate the impact, if any, that this proposed merger, if completed, will have on our business, financial condition or results of operations.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $163.0 million and $147.7 million, net of the allowance for doubtful accounts of $4.9 million and $4.6 million, as of January 27, 2007 and July 29, 2006, respectively. Our notes receivable balances were $3.9 million and $4.0 million, net of the allowance of doubtful accounts of $3.7 million and $3.9 million, as of January 27, 2007 and July 29, 2006, respectively.

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

Valuation of goodwill and intangible assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of January 27, 2007 and July 29, 2006 was $78.0 million.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4%	80.6%	81.2%	80.7%
Gross profit	18.6%	19.4%	18.8%	19.3%

Operating expenses	15.2%	16.0%	15.4%	16.3%
Impairment on assets held for sale	0.1%	0.0%	0.0%	0.0%
Amortization of intangibles	0.0%	0.0%	0.0%	0.0%
Total operating expenses	15.4%*	16.0%	15.4%	16.3%

Operating income	3.2%	3.4%	3.4%	3.0%

Other expense (income):
Interest expense	0.5%	0.5%	0.5%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.5%	0.5%	0.5%	0.5%

Income before income taxes	2.7	2.9%	2.9%	2.5%

Provision for income taxes	1.0%	1.1%	1.1%	1.0%

Net income	1.6%*	1.8%	1.8%	1.6%*

* Total reflects rounding

Three Months Ended January 27, 2007 Compared To Three Months Ended January 28, 2006

Net Sales

Our net sales increased approximately 11.2%, or $67.5 million, to $668.5 million for the three months ended January 27, 2007, from $601.1 million for the three months ended January 28, 2006. This increase was primarily due to organic growth in our wholesale division. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and value added services, and the opening of new distribution centers, which allows us to carry a broader selection of products.

In the three months ended January 27, 2007, sales to Whole Foods Market comprised approximately 27.4% of net sales and sales to Wild Oats Markets comprised approximately 8.8% of net sales. In the three months ended January 28, 2006, sales to Whole Foods Market comprised approximately 27.2% of net sales and sales to Wild Oats Markets comprised approximately 9.7% of net sales. As discussed above under “Overview,” a merger between Whole Foods Market and Wild Oats Markets was announced in February 2007. At this time, we cannot accurately estimate the impact, if any, that this merger, if completed, will have on our business, financial condition or results of operations.

The following table lists the percentage of sales by customer type for the three months ended January 27, 2007 and January 28, 2006:

Customer type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	45%	46%
Supernatural chains	36%	37%
Conventional supermarkets	15%	14%
Other	4%	3%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 0.9% for the quarter ended January 28, 2006 and sales to the supermarket sales channel increased 0.7% for the quarter ended January 28, 2006.

Gross Profit

Our gross profit increased approximately 6.6%, or $7.7 million, to $124.1 million for the three months ended January 27, 2007, from $116.4 million for the three months ended January 28, 2006. Our gross profit as a percentage of net sales was 18.6% and 19.4% for the three months ended January 27, 2007 and January 28, 2006, respectively. The decrease in gross profit as a percentage of net sales was due primarily to missed forward buying opportunities because of our focus on transitioning into serving as the primary distributor for Whole Foods Market’s Southern Pacific region, which we commenced in November 2006, the full quarter effect of new customer agreements and issues related to certain inventory at our Albert’s Organics division that resulted in inventory adjustments during the quarter.

Operating Expenses

Our total operating expenses, including special items, increased approximately 6.7%, or $6.4 million, to $102.6 million for the three months ended January 27, 2007, from $96.2 million for the three months ended January 28, 2006. Total operating expenses, excluding special items, increased approximately 7.0%, or $6.7 million, to $102.6 million for the three months ended January 27, 2007, from $95.9 million for the three months ended January 28, 2006. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the three months ended January 27, 2007 was due to a loss of $1.5 million related to the sale of one of our Auburn, California facilities, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale, and $0.4 million in termination fees related to the early termination of unused leased space at a facility in Minnesota. In addition, we successfully transitioned the primary supplier relationship in the Southern California region of Whole Foods Market to our facility located in Fontana, California and incurred approximately $0.9 million in incremental expenses. Total operating expenses for the three months ended January 27, 2007 includes share-based compensation expense of $1.0 million. Share-based compensation expense for the three months ended January 28, 2006 was $0.9 million.

As a percentage of net sales, total operating expenses, both including and excluding special items, decreased to approximately 15.4% for the three months ended January 27, 2007, from approximately 16.0% for the three months ended January 28, 2006. The decrease in operating expenses as a percentage of net sales was attributable to a combination of increased efficiencies due to our recent distribution facility openings, improved operations in our Select Nutrition division and improved operations at certain locations within our Albert’s Organics division.

There were no special items for the three months ended January 27, 2007. As discussed below under “Special Items,” total operating expenses for the three months ended January 28, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.3 million.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 4.4%, or $0.9 million, to $21.4 million for the three months ended January 27, 2007, from $20.5 million for the three months ended January 28, 2006. As a percentage of net sales, operating income, excluding special items, was 3.2% for the three months ended January 27, 2007, compared to 3.4% for the three months ended January 28, 2006. Operating income, including special items, increased approximately 6.1%, or $1.2 million, to $21.4 million, or 3.2% of net sales, for the three months ended January 27, 2007, from $20.2 million, or 3.4% of net sales, for the three months ended January 28, 2006.

Other Expense (Income)

Other expense (income) increased $0.5 million to $3.6 million for the three months ended January 27, 2007 from $3.1 million for the three months ended January 28, 2006. Interest expense for the three months ended January 27, 2007 increased to $3.4 million from $3.2 million in the three months ended January 28, 2006. The increase in interest expense was due to rising interest rates and higher average debt levels during the quarter ended January 27, 2007 than during the quarter ended January 28, 2006.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 38.0% for the three months ended January 27, 2007 and January 28, 2006, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective tax rate was primarily due to share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income, excluding special items, increased $0.1 million to $10.9 million, or $0.25 per diluted share, for the three months ended January 27, 2007, compared to $10.8 million, or $0.26 per diluted share, for the three months ended January 28, 2006. Net income, including special items, increased $0.3 million to $10.9 million, or $0.25 per diluted share, for the three months ended January 27, 2007, compared to $10.6 million, or $0.25 per diluted share, for the three months ended January 28, 2006.

Special Items

There were no special items for three months ended January 27, 2007. Special items for three months ended January 28, 2006 included incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the three months ended January 28, 2006:

Three Months Ended January 28, 2006 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share

Income, excluding special items:	$17,398	$10,787	$0.26

Special items – (Expense)
Rocklin, CA facility relocation costs (included in operating expenses)	(251)	(156)	(0.00)

Income, including special items:	$17,147	$10,631	$0.25*

* Total reflects rounding

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Six Months Ended January 27, 2007 Compared To Six Months Ended January 28, 2006

Net Sales

Our net sales increased approximately 11.7%, or $138.3 million, to $1,315 million for the six months ended January 27, 2007, from $1,177 million for the six months ended January 28, 2006. This increase was primarily due to organic growth in our wholesale division of 11.8%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products.

In the six months ended January 27, 2007, sales to Whole Foods Market comprised approximately 26.5% of net sales and sales to Wild Oats Markets comprised approximately 9.0% of net sales. In the six months ended January 28, 2006, sales to Whole Foods Market comprised approximately 26.4% of net sales and sales to Wild Oats Markets comprised approximately 9.9% of net sales. As discussed above under “Overview”, a merger between Whole Foods Market and Wild Oats Markets was announced in February 2007. At this time, we cannot accurately estimate the impact, if any, that this merger, if completed, will have on our business, financial condition or results of operations.

The following table lists the percentage of sales by customer type for the six months ended January 27, 2007 and January 28, 2006:

Customer type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	45%	46%
Supernatural chains	36%	36%
Conventional supermarkets	15%	14%
Other	4%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 0.8% for the six months ended January 28, 2006 and sales to the supermarket sales channel increased 0.7% for the six months ended January 28, 2006.

Gross Profit

Our gross profit increased approximately 9.3%, or $21.0 million, to $247.6 million for the six months ended January 27, 2007, from $226.7 million for the six months ended January 28, 2006. Our gross profit as a percentage of net sales was 18.8% and 19.3% for the six months ended January 27, 2007 and January 28, 2006, respectively. The decrease in gross profit as a percentage of net sales was driven by low gross margin at our former Albert’s Organics operations at our Greenwood, Indiana facility, which operations were transferred to the Albert’s Organics facility in Minneapolis, Minnesota, effective October 31, 2006; missed forward buying opportunities because of our focus on transitioning into serving as the primary distributor for Whole Foods Market’s Southern Pacific region, which we commenced in November 2006; the full quarter effect of new customer agreements and spoilage issues related to certain inventory at our Albert’s Organics division; partially offset by the full implementation of our fuel surcharge program which passes to our customers the increased product costs and fuel surcharges we pay to vendors.

Operating Expenses

Our total operating expenses, including special items, increased approximately 5.8%, or $11.2 million, to $203.1 million for the six months ended January 27, 2007, from $191.9 million for the six months ended January 28, 2006. Total operating expenses, excluding special items, increased approximately 8.4%, or $15.8 million, to $203.1 million for the six months ended January 27, 2007, from $187.3 million for the six months ended January 28, 2006. Special items are discussed below under “Special Items.” The increase in total operating expenses, excluding special items, for the six months ended January 27, 2007 was due to the increase in our infrastructure to support our continued sales growth and share-based compensation expense, a loss of $1.5 million related to the sale of one of our Auburn, California facilities, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale, an operating loss of $0.6 million recorded in the first quarter of fiscal 2007 related to our former Albert’s Organics operations in Greenwood, Indiana; and $0.4 million of write-offs and termination fees related to the early termination of a facility lease in Minnesota. Total operating expenses for the first six months of fiscal 2007 includes share-based compensation expense, excluding special items, of $2.0 million, compared to $2.5 million in the first six months of 2006, resulting from the adoption of SFAS 123(R). See Note 2 to the condensed consolidated financial statements.

As a percentage of net sales, total operating expenses, excluding special items, decreased to approximately 15.4% for the six months ended January 27, 2007, from approximately 15.9% for the six months ended January 28, 2006. As a percentage of net sales, total operating expenses, including special items, decreased to approximately 15.4% for the six months ended January 27, 2007, from approximately 16.3% for the six months ended January 28, 2006. The decrease in operating expenses as a percentage of net sales was primarily attributable to increased efficiencies due to our recent distribution facility openings, offset by operating losses related to the Albert’s Organics Greenwood, Indiana location (which operations were transferred to the Albert’s Organics Minneapolis, Minnesota facility effective October 31, 2006) and improved operations in our Select Nutrition division.

Total operating expenses for the six months ended January 28, 2006 included special items related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.9 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $0.1 million and certain cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer of $3.5 million.

Operating Income

Operating income, excluding the special items discussed below under “Special Items,” increased approximately 13.5%, or $5.3 million, to $44.6 million for the six months ended January 27, 2007 from $39.3 million for the six months ended January 28, 2006. As a percentage of net sales, operating income, excluding special items, was 3.4% for the six months ended January 27, 2007, compared to 3.3% for the six months ended January 28, 2006. Operating income, including special items, increased approximately 28.0%, or $9.8 million, to $44.6 million, or 3.4% of net sales, for the six months ended January 27, 2007, from $34.8 million, or 3.0% of net sales, for the six months ended January 28, 2006.

Other Expense (Income)

Other expense (income) increased $1.0 million to $6.3 million for the six months ended January 27, 2007, from $5.3 million for the six months ended January 28, 2006. Interest expense for the six months ended January 27, 2007 increased to $6.3 million from $5.6 million in the six months ended January 28, 2006. The increase in interest expense was due to an increase in our short-term and long-term borrowings and effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 38.0% for the six months ended January 27, 2007 and January 28, 2006, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective tax rate was primarily due to share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income, excluding special items, increased $2.2 million to $23.3 million, or $0.55 per diluted share, for the six months ended January 27, 2007, compared to $21.1 million, or $0.50 per diluted share, for the six months ended January 28, 2006. Net income, including special items, increased $5.0 million to $23.3 million, or $0.55 per diluted share, for the six months ended January 27, 2007, compared to $18.3 million, or $0.43 per diluted share, for the six months ended January 28, 2006.

Special Items

Special items for the six months ended January 28, 2006 included: (i) incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California, (ii) certain costs associated with opening our Greenwood, Indiana facility, and (iii) non-recurring cash and non-cash expenses incurred in accordance with the employment transition agreement we entered into during the first quarter of fiscal 2006 with Steven H. Townsend.

The following table presents a reconciliation of net income and per share amounts, excluding special items (non-GAAP basis), to net income and per share amounts, including special items (GAAP basis), for the periods presented:

Six months Ended January 28, 2006 (in thousands, except per share data)	Pretax Income	Net of Tax	Per diluted share

Income, excluding special items:	$34,043	$21,107	$0.50

Special items – (Expense)
Employment transition agreement costs (included in operating expenses)	(3,512)	(2,177)	(0.05)
Rocklin, CA facility relocation costs (included in operating expenses)	(925)	(574)	(0.01)
Greenwood, IN facility openings costs (included in operating expenses)	(89)	(55)	(0.00)

Income, including special items:	$29,517	$18,301	$0.43*

* Total reflects rounding

A description of our use of non-GAAP information is provided under “Use of Non-GAAP Results” below.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year, $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. Our amended and restated credit facility provides for improved terms and conditions that provide us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. The credit facility replaced an existing $150 million revolving credit facility. We further amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of January 27, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $114.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to LIBOR plus 1.00%. As of January 27, 2007, $69 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2007 will be between $40 and $45 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base. We believe that our future capital requirements will be similar to our anticipated fiscal 2007 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions that we may pursue will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $9.5 million for the six months ended January 27, 2007, and was the result of net income of $23.3 million and the change in cash collected from customers net of cash paid to vendors and a $31.7 million investment in inventory. Days in inventory decreased to 47 days at January 27, 2007, compared to 48 days at January 28, 2006. Days sales outstanding improved to 22 days at January 27, 2007, compared to 24 days at January 28, 2006. Net cash provided by operations was $2.9 million for the six months ended January 28, 2006, and was the result of net income and the change in cash collected from customers net of cash paid to vendors and a $28.6 million investment in inventory. The increase in inventory levels primarily related to supporting increased sales with wider product assortment and availability. Working capital increased by $37.6 million, or 20.6%, to $220.6 million at January 27, 2007, compared to working capital of $182.9 million at July 29, 2006. The loss on disposals of property and equipment for the six months ended January 27, 2007 relates primarily to the sale of one of our Auburn, California facilities. See Note 6 to the condensed consolidated financial statements.

Net cash used in investing activities decreased $2.2 million to $10.1 million for the six months ended January 27, 2007, compared to $12.3 million for the same period in 2006. This decrease was primarily due to proceeds recorded in the quarter ended January 27, 2007 related to the sale of one of our Auburn, California facilities.

Net cash provided by financing activities was $16.7 million for the six months ended January 27, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt. Net cash provided by financing activities was $23.4 million for the six months ended January 28, 2006, primarily due to $37.4 million in net borrowings under our amended and restated credit facility, proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by purchases of treasury stock, repayments of long-term debt, a decrease in our bank overdraft and repayments of capital lease obligations.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 5.32% as of January 27, 2007. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At January 27, 2007, we had one outstanding commodity swap agreement which matures on June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006.

SEASONALITY

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, demand for natural products, supply shortages and general economic conditions.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 in fiscal 2008 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 in fiscal 2008 and currently are evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently evaluating this staff accounting bulletin and its effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective beginning August 1, 2008. We have not yet determined the impact, if any, of the adoption of SFAS No. 159.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 4 to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt, and commodity swap agreements to hedge a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely reporting material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. See “Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market’s Southern Pacific region, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve. Whole Foods Market accounted for approximately 27.5% of our net sales in the quarter ended January 27, 2007. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. Wild Oats Markets accounted for approximately 8.8% of our net sales in the quarter ended January 27, 2007. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” Whole Foods Market and Wild Oats Markets announced on February 21, 2007 that the two companies have entered into a merger agreement. If the transactions contemplated by the merger agreement are consummated, Wild Oats Markets will become a wholly-owned subsidiary of Whole Foods Market. We cannot assure you that this merger, if consummated, will not have any impact on our future sales to Wild Oats Markets, on our margins, our financial condition or our results of operations.

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

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than us, may have substantially greater financial and other resources than us, and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

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

Access to capital and the cost of that capital

We have an amended and restated $250 million secured revolving credit facility, under which borrowings accrue interest at one-month LIBOR plus 0.75%, which matures on March 31, 2008. As of January 27, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $114.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we further amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million and which reduced the interest rate on borrowings to one-month LIBOR plus 1.00%. The term loan is repayable over seven years from the date of amendment, based on a fifteen-year amortization schedule, and the amendment did not affect any of the other terms and conditions under the loan agreement. As of January 27, 2007, $69 million was outstanding under the term loan agreement.

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

Union-organizing activities could cause labor relations difficulties

As of January 27, 2007, we had approximately 4,600 full and part-time employees. An aggregate of approximately 7% of our total employees, or approximately 330 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey and Auburn, Washington agreements expire in June 2008 and February 2009, respectively. The Iowa City, Iowa agreement expires in July 2009. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 7, 2006, the stockholders of the Company considered and voted on two proposals:

1. Election of Directors. The stockholders elected Richard Antonelli and Joseph M. Cianciolo to serve as Class III directors for the ensuing three years. The terms of office as directors of Michael S. Funk, James P. Heffernan, Gordon D. Barker, Gail A. Graham and Thomas B. Simone continued after the Annual Meeting. The stockholders voted in the following manner:

Name	Votes “FOR”	Votes “WITHHELD”

Richard Antonelli	38,364,940	554,970
Joseph M. Cianciolo	38,346,299	573,611

2. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ended July 28, 2007. The stockholders voted in the following manner: (i) 38,341,797 votes were cast “FOR” the proposal; (ii) 164,086 votes were cast “AGAINST” the proposal; and (iii) 414,027 votes were cast to “ABSTAIN” from the proposal.

Item 5. Other Information

None.

Item 6. Exhibits

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

Dated: March 6, 2007