Form 10-Q
period 2007-04-28
UNITED NATURAL FOODS INC
filed 2007-06-07
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐> No ☒

As of June 1, 2007, there were 42,815,227 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	April 28, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,544	$20,054
Accounts receivable, net of allowance of $4,340 and $4,571, respectively	167,486	147,686
Notes receivable, trade, net of allowance of $2,146 and $2,357, respectively	1,285	1,254
Inventories	302,468	257,259
Prepaid expenses and other current assets	7,887	5,728
Deferred income taxes	10,911	10,911

Total current assets	510,581	442,892
Property and equipment, net	163,365	163,247
Other assets:
Goodwill	79,900	78,016
Notes receivable, trade, net of allowance of $1,552 and $1,505, respectively	2,320	2,760
Intangible assets, net of accumulated amortization of $575 and $484, respectively	5,957	251
Assets held for sale	5,935	6,868
Other	9,535	6,561

Total assets	$777,593	$700,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$114,001	$125,005
Accounts payable	134,221	102,146
Accrued expenses and other current liabilities	33,232	34,245
Current portion of long-term debt	6,269	5,433

Total current liabilities	287,723	266,829
Long-term debt, excluding current portion	67,510	59,716
Deferred income taxes	9,029	9,693
Other long-term liabilities	874	883

Total liabilities	365,136	337,121

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares
at April 28, 2007 and July 29, 2006, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares;
43,042 issued and 42,813 outstanding shares at April 28, 2007;
42,477 issued and 42,248 outstanding shares at July 29, 2006	430	425
Additional paid-in capital	162,730	149,840
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(1,257)	(1,380)
Accumulated other comprehensive (loss) income	(17)	1,047
Retained earnings	256,663	219,634

Total stockholders' equity	412,457	363,474

Total liabilities and stockholders' equity	$777,593	$700,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales	$732,516	$637,068	$2,047,494	$1,813,790
Cost of sales	602,573	516,904	1,669,912	1,466,955

Gross profit	129,943	120,164	377,582	346,835

Operating expenses	104,818	97,460	307,126	289,315
Impairment on assets held for sale	—	—	756	—

Total operating expenses	104,818	97,460	307,882	289,315

Operating income
	25,125	22,704	69,700	57,520

Other expense (income):
Interest expense	3,021	2,747	9,282	8,310
Interest income	(324)	(78)	(618)	(219)
Other, net	(39)	(84)	332	(207)

Total other expense	2,658	2,585	8,996	7,884

Income before income taxes	22,467	20,119	60,704	49,636
Provision for income taxes	8,762	7,819	23,675	19,035

Net income	$13,705	$12,300	$37,029	$30,601

Per share data (basic):
Net income	$0.32	$0.29	$0.87	$0.74

Weighted average shares of common stock	42,595	41,885	42,396	41,568

Per share data (diluted):
Net income	$0.32	$0.29	$0.87	$0.72

Weighted average shares of common stock	42,884	42,446	42,784	42,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	April 28, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,029	$30,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,793	12,557
Loss (gain) on disposals of property and equipment	1,999	(25)
Impairment on assets held for sale	756	—
Provision for doubtful accounts	1,008	2,800
Share-based compensation	2,956	4,712
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,808)	(23,215)
Inventories	(43,391)	(24,479)
Prepaid expenses and other assets	(5,688)	1,067
Notes receivable, trade	409	(763)
Accounts payable	25,829	12,996
Accrued expenses and other liabilities	(2,029)	(3,258)
Income taxes payable	636	—

Net cash provided by operating activities	12,499	12,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,684)	(14,804)
Purchases of acquired businesses, net of cash acquired	(6,470)	(3,292)
Proceeds from sale of property and equipment	5,448	57
Other investing activities	(1,042)	—

Net cash used in investing activities	(22,748)	(18,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under note payable	(11,004)	(6,573)
Proceeds from borrowing of long-term debt	10,000	—
Proceeds from exercise of stock options	7,086	17,879
Repayments of long-term debt	(4,438)	(4,401)
Tax benefit from exercise of stock options	2,853	5,485
Increase (decrease) in bank overdraft	6,246	(7,397)
Principal payments of capital lease obligations	(4)	(409)
Purchases of treasury stock	—	(6,092)

Net cash provided by (used in) financing activities	10,739	(1,508)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	490	(6,554)
Cash and cash equivalents at beginning of period	20,054	12,615

Cash and cash equivalents at end of period	$20,544	$6,061

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,235	$8,021

Federal and state income taxes, net of refunds	$19,771	$14,993

Supplemental disclosure of noncash investing and financing activities:
Fair value of assets acquired	$8,498	$—
Cash paid for assets	(5,498)	—

Liabilities incurred (see Note 3)	$3,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2007 (Unaudited)

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

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for inbound transportation costs and depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to our wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2.	SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock). These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Nonvested stock awards to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years. As of April 28, 2007, we had approximately 1.1 million shares of common stock reserved for future issuance under our stock option plans.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, are recognized in net earnings in the periods after the date of adoption. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized share-based compensation expense for the three months ended April 28, 2007 and April 29, 2006 of $1.0 million and $1.2 million, respectively. In the nine months ended April 28, 2007 and April 29, 2006, the Company recognized $3.0 million and $4.7 million, respectively, of share-based compensation expense. During the nine months ended April 29, 2006, certain options were accelerated pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with the Company's former President and Chief Executive Officer. This acceleration resulted in $1.0 million of share-based compensation expense for the quarter ended October 29, 2005. The Company recorded related tax benefits for the nine months ended April 28, 2007 and April 29, 2006 of $2.9 million and $5.5 million, respectively. The effect on net income from recognizing share-based compensation for the three months ended April 28, 2007 and April 29, 2006 was $0.6 million, or $0.01 per basic and diluted share, and $0.8 million, or $0.02 per basic and diluted share, respectively.

As of April 28, 2007, there was $9.5 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months and nine months ended April 28, 2007 and April 29, 2006, respectively:

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006

Expected volatility	33.7%	36.7%	34.6%	36.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.6%	4.6%	4.5%	4.4%
Expected life	3.0 years	3.0 years	3.0 years	3.0 years

Our computation of expected volatility for the quarter ended April 28, 2007 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average grant-date fair value of options granted during the nine months ended April 28, 2007 and April 29, 2006 was $10.53 and $7.75, respectively.

Stock option activity for the nine months ended April 28, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 29, 2006	1,531,943	$20.42
Granted	322,690	$36.40
Exercised	(427,717)	$16.94
Canceled	(57,900)	$25.85
Outstanding at April 28, 2007	1,369,016	$25.17	7.5	$34,456,000
Exercisable at April 28, 2007	809,493	$21.46	6.6	$17,374,000

The following table summarizes our nonvested stock activity for the nine months ended April 28, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at July 29, 2006	113,276	$26.34
Granted	148,728	$35.46
Vested	(43,306)	$28.39
Canceled	(7,350)	$25.37
Nonvested at April 28, 2007	211,348	$32.29

The total fair value of shares vested during the nine months ended April 28, 2007 was $1.2 million.

3.	ACQUISITIONS

On April 2, 2007, the Company acquired certain assets of Organic Brands LLC (“Organic Brands”) for cash consideration of approximately $5.5 million and notes payable totaling $3.0 million. The cash portion of the purchase price was financed by borrowings against the Company’s line of credit. The operating results of Organic Brands have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $1.8 million, all of which is expected to be deductible for tax purposes. The goodwill recorded is subject to potential future adjustments. Such goodwill was assigned to the Company’s manufacturing division. Other intangible assets acquired were $5.0 million.

During the three months ended April 28, 2007, the Company acquired certain assets related to additional product lines outside of the wholesale segment. The total cash consideration paid for these three product lines was approximately $1.0 million in addition to approximately $0.1 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. The cash paid was financed by borrowings against the Company’s line of credit. The consolidated financial statements of the Company have included operating results of each of these product lines since the respective acquisition dates. Resulting goodwill of $0.1 million is expected to be deductible for tax purposes and is subject to potential future adjustment. Other intangible assets acquired were $0.7 million.

4.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Basic weighted average shares outstanding	42,595	41,885	42,396	41,568

Net effect of dilutive stock options based upon the treasury stock method	289	561	388	642

Diluted weighted average shares outstanding	42,884	42,446	42,784	42,210

There were 321,040 and 6,700 anti-dilutive stock options outstanding for the three months ended April 28, 2007 and April 29, 2006, respectively. For the nine months ended April 28, 2007 and April 29, 2006, there were 309,040 and 17,700 anti-dilutive stock options outstanding, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50.0 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50.0 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). One-month LIBOR was 5.32% and 5.04% as of April 28, 2007 and April 29, 2006, respectively.

The Company entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At April 28, 2007, the Company had one outstanding commodity swap agreement which matures on June 30, 2007.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Company does not enter into derivative agreements for trading purposes.

6.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 28, 2007 and April 29, 2006 amounted to approximately $14.0 million and $12.9 million, respectively. Total comprehensive income for the nine months ended April 28, 2007 and April 29, 2006 amounted to approximately $36.0 million and $31.6 million, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreement and the commodity swap agreement discussed in Note 5. For the three months ended April 28, 2007 and April 29, 2006, the change in fair value of these financial instruments was $0.5 million pre-tax gain ($0.3 million after-tax gain) and $1.0 million pre-tax gain ($0.6 million after-tax gain), respectively. The change in fair value of these derivative financial instruments was $1.7 million pre-tax loss ($1.1 million after-tax loss) and $1.6 million pre-tax gain ($1.0 million after-tax gain) for the nine months ended April 28, 2007 and April 29, 2006, respectively.

7.	ASSETS HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its two Auburn, California facilities to a new facility in Rocklin, California. As a result, the Company reclassified $7.4 million of long-lived assets related to the Auburn facility that were previously included in property and equipment as held for sale, which was included in prepaid expenses and other current assets in the consolidated balance sheet. In June 2006, the Company sold a portion of these long-lived assets for less than $0.1 million, resulting in a loss of $0.5 million, which was recorded in operating expenses in the fourth quarter of fiscal 2006. In January 2007, the Company sold the remaining long-lived assets for $5.4 million, resulting in a loss of $1.5 million, which was recorded in operating expenses in the second quarter of fiscal 2007.

In the nine months ended April 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, reached a decision to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million. The impairment loss was recognized based on management’s estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.

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

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended April 28, 2007:
Net sales	$720,219	$30,486	$(18,189)		$732,516
Operating income (loss)	26,475	196	(1,546)		25,125
Interest expense				$3,021	3,021
Interest income				(324)	(324)
Other, net				(39)	(39)
Income before income taxes					22,467
Depreciation and amortization	4,165	250	—		4,415
Capital expenditures	3,520	2,623	—		6,143
Goodwill	64,032	15,868	—		79,900
Total assets	697,759	87,662	(7,828)		777,593

Three months ended April 29, 2006:
Net sales	$625,823	$19,969	$(8,724)		$637,068
Operating income (loss)	26,368	(3,653)	(11)		22,704
Interest expense				$2,747	2,747
Interest income				(78)	(78)
Other, net				(84)	(84)
Income before income taxes					20,119
Depreciation and amortization	4,324	246	—		4,570
Capital expenditures	2,926	104	—		3,030
Goodwill	62,984	13,977	—		76,961
Total assets	650,469	49,617	(2,960)		697,126

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Nine months ended April 28, 2007:
Net sales	$2,013,548	$83,455	$(49,509)		$2,047,494
Operating income (loss)	71,731	1,619	(3,650)		69,700
Interest expense				$9,282	9,282
Interest income				(618)	(618)
Other, net				332	332
Income before income taxes					60,704
Depreciation and amortization	13,076	717	—		13,793
Capital expenditures	17,721	2,963	—		20,684
Goodwill	64,032	15,868	—		79,900
Total assets	697,759	87,662	(7,828)		777,593

Nine months ended April 29, 2006:
Net sales	$1,782,519	$57,421	$(26,150)		$1,813,790
Operating income (loss)	71,957	(14,243)	(194)		57,520
Interest expense				$8,310	8,310
Interest income				(219)	(219)
Other, net				(207)	(207)
Income before income taxes					49,636
Depreciation and amortization	11,747	810	—		12,557
Capital expenditures	14,408	396	—		14,804
Goodwill	62,984	13,977	—		76,961
Total assets	650,469	49,617	(2,960)		697,126

9.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in fiscal 2009 and is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not believe that this staff accounting bulletin will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 in fiscal 2009 and is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial statements.

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

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, and the acquisition of, or merger with, natural products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

•	our wholesale division, which includes our broadline distribution business, Albert’s Organics and Select Nutrition;

•	our retail division, which consists of our 12 retail stores; and

•	our manufacturing division, which is comprised of Hershey Imports and our branded product lines.

In order to maintain our market leadership and improve our operating efficiencies, we continually seek to:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology;

•	integrate administrative and accounting functions; and

•	reduce geographic overlap between regions.

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In February 2007, we announced plans to construct a new 237,000 square foot distribution center in Ridgefield, Washington, to serve as a regional distribution hub for customers in Portland, Oregon and other Northwest states. The distribution center is scheduled to commence operations in the second quarter of fiscal 2008. In August 2006, we announced plans for new facilities in Florida and Texas in the succeeding 18 to 24 months and, in March 2007, we entered into lease agreement to rent warehouse space in central Florida. The warehouse in central Florida is expected to open in the first quarter of fiscal 2008. This will reduce the geographic area served by the Atlanta, Georgia facility and is expected to contribute to lower transportation costs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities. In October 2005, we opened our Rocklin, California distribution center and have moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a new 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states.

With the opening of the Greenwood and Rocklin facilities, we have added approximately 1,300,000 square feet to our distribution centers since fiscal 2002, representing a 71% increase in our distribution capacity. Our current capacity utilization is approximately 75%.

Our net sales consist primarily of sales of natural and organic products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for inbound transportation costs, depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expense (income) includes interest on our outstanding indebtedness, interest income and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales.

On February 21, 2007, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”) announced that the two companies had entered into an agreement and plan of merger under which Whole Foods Market will commence an offer to purchase all the outstanding shares of Wild Oats Markets and following the tender offer, Wild Oats Markets will merge with and into a subsidiary of Whole Foods Market. As discussed below, sales to Wild Oats Markets accounted for approximately 8.4% and 8.8% of our net sales for the three and nine-month periods ended April 28, 2007, respectively. Sales to Whole Foods Market accounted for approximately 29.1% and 27.4% of our net sales for the three and nine month periods ended April 28, 2007, respectively. At this time, we cannot accurately estimate the impact, if any, that this proposed merger, if completed, will have on our business, financial condition or results of operations.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $167.5 million and $147.7 million, net of the allowance for doubtful accounts of $4.3 million and $4.6 million, as of April 28, 2007 and July 29, 2006, respectively. Our notes receivable balances were $3.6 million and $4.0 million, net of the allowance of doubtful accounts of $3.7 million and $3.9 million, as of April 28, 2007 and July 29, 2006, respectively.

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

Valuation of goodwill and intangible assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. Total goodwill as of April 28, 2007 and July 29, 2006 was $79.9 million and $78.0 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.3%	81.1%	81.6%	80.9%
Gross profit	17.7%	18.9%	18.4%	19.1%

Operating expenses	14.3%	15.3%	15.0%	16.0%
Impairment on assets held for sale	0.0%	0.0%	0.0%	0.0%
Total operating expenses	14.3%	15.3%	15.0%	16.0%

Operating income	3.4%	3.6%	3.4%	3.2%*

Other expense (income):
Interest expense	0.4%	0.4%	0.5%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.4%	0.4%	0.4%*	0.4%*

Income before income taxes	3.1%*	3.2%	3.0%	2.7%

Provision for income taxes	1.2%	1.2%	1.2%	1.0%

Net income	1.9%	1.9%*	1.8%	1.7%

* Total reflects rounding

Three Months Ended April 28, 2007 Compared To Three Months Ended April 29, 2006

Net Sales

Our net sales increased approximately 15.0%, or $95.4 million, to $732.5 million for the three months ended April 28, 2007, from $637.1 million for the three months ended April 29, 2006. This increase was primarily due to organic growth (growth excluding the impact of acquisitions) in our wholesale division of $94.4 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and value added services, the opening of new distribution centers, which allows us to carry a broader selection of products, and approximately 4.0% sales growth as a result of our expanded Whole Foods Market relationship in the Southern Pacific region of the United States.

In the three months ended April 28, 2007, sales to Whole Foods Market comprised approximately 29.1% of net sales and sales to Wild Oats Markets comprised approximately 8.4% of net sales. In the three months ended April 29, 2006, sales to Whole Foods Market comprised approximately 26.6% of net sales and sales to Wild Oats Markets comprised approximately 9.2% of net sales. As discussed above under “Overview,” a merger between Whole Foods Market and Wild Oats Markets was announced in February 2007. At this time, we cannot accurately estimate the impact, if any, that this merger, if completed, will have on our business, financial condition or results of operations.

The following table lists the percentage of sales by customer type for the three months ended April 28, 2007 and April 29, 2006:

Customer type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	44%	46%
Supernatural chains	38%	36%
Conventional supermarkets	15%	14%
Other	3%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 1.0% for the quarter ended April 29, 2006 and sales to the supermarket sales channel increased 1.0% for the quarter ended April 29, 2006.

Gross Profit

Our gross profit increased approximately 8.1%, or $9.8 million, to $129.9 million for the three months ended April 28, 2007, from $120.2 million for the three months ended April 29, 2006. Our gross profit as a percentage of net sales was 17.7% and 18.9% for the three months ended April 28, 2007 and April 29, 2006, respectively. The decrease in gross profit as a percentage of net sales was due primarily to missed forward buying opportunities of approximately $1.9 million because of our focus on our expanded Whole Foods Market relationship in the Southern Pacific region of the United States, which we commenced in January 2007, new customer agreements that were in place during the three months ended April 28, 2007 as compared to the three months ended April 29, 2006, and incremental inventory adjustments in our broadline distribution business amounting to $1.9 million during the three months ended April 28, 2007. We believe that the decline in gross profit as a percent of sales is temporary and we expect to see an increase in the next fiscal quarter. Additionally, our intention is to increase our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 7.5%, or $7.4 million, to $104.8 million for the three months ended April 28, 2007, from $97.5 million for the three months ended April 29, 2006. The increase in total operating expenses for the three months ended April 28, 2007 was due primarily to additional distribution-related costs within our wholesale division of approximately $5.9 million as well as increased administrative expenses within that division of $3.5 million. This was partially offset by lower bad debt expense of $1.0 million in the three months ended April 28, 2007 compared to the three months ended April 29, 2006. The increased distribution costs are a result of increased sales as well as $0.5 million of increased expense related to our fuel hedging program. Total operating expenses for the three months ended April 28, 2007 includes share-based compensation expense of $1.0 million. Share-based compensation expense for the three months ended April 29, 2006 was $1.2 million.

As a percentage of net sales, total operating expenses decreased to approximately 14.3% for the three months ended April 28, 2007, from approximately 15.3% for the three months ended April 29, 2006. The decrease in operating expenses as a percentage of net sales was attributable to further leveraging our fixed operating costs due to our increased sales, improved operations in our Select Nutrition division and improved operations at certain locations within our Albert’s Organics division. We expect these efficiencies to continue to lower operating expenses relative to sales over the long-term. We also expect to open new facilities that will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income increased approximately 10.7%, or $2.4 million, to $25.1 million for the three months ended April 28, 2007, from $22.7 million for the three months ended April 29, 2006. As a percentage of net sales, operating income was 3.4% for the three months ended April 28, 2007, compared to 3.6% for the three months ended April 29, 2006. The decrease in operating income as a percentage of net sales is attributable to the decrease in gross profit as a percentage of net sales for the three months ended April 28, 2007, compared to the three months ended April 29, 2006.

Other Expense (Income)

Other expense (income) increased $0.1 million to $2.7 million for the three months ended April 28, 2007 from $2.6 million for the three months ended April 29, 2006. Interest expense for the three months ended April 28, 2007 increased to $3.0 million from $2.7 million in the three months ended April 29, 2006. The increase in interest expense was due to higher interest rates during the quarter ended April 28, 2007 than during the quarter ended April 29, 2006. Interest income for the three months ended April 28, 2007 increased to $0.3 million from $0.1 million in the three months ended April 29, 2006. The increase in interest income was due to higher average cash levels during the quarter ended April 28, 2007 than during the quarter ended April 29, 2006.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 38.9% for the three months ended April 28, 2007 and April 29, 2006, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective tax rate was primarily due to share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $1.4 million to $13.7 million, or $0.32 per diluted share, for the three months ended April 28, 2007, compared to $12.3 million, or $0.29 per diluted share, for the three months ended April 29, 2006.

Nine Months Ended April 28, 2007 Compared To Nine Months Ended April 29, 2006

Net Sales

Our net sales increased approximately 12.9%, or $233.7 million, to $2,047 million for the nine months ended April 28, 2007, from $1,814 million for the nine months ended April 29, 2006. This increase was primarily due to organic growth (growth excluding the impact of acquisitions) in our wholesale division of $231.0 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, expansion of existing, distribution centers, which allows us to carry a broader selection of products, and approximately 2.0% sales growth as a result of our expanded Whole Foods Market relationship in the Southern Pacific region of the United States.

In the nine months ended April 28, 2007, sales to Whole Foods Market comprised approximately 27.4% of net sales and sales to Wild Oats Markets comprised approximately 8.8% of net sales. In the nine months ended April 29, 2006, sales to Whole Foods Market comprised approximately 26.5% of net sales and sales to Wild Oats Markets comprised approximately 9.7% of net sales. As discussed above under “Overview”, a merger between Whole Foods Market and Wild Oats Markets was announced in February 2007. At this time, we cannot accurately estimate the impact, if any, that this merger, if completed, will have on our business, financial condition or results of operations.

The following table lists the percentage of sales by customer type for the nine months ended April 28, 2007 and April 29, 2006:

Customer type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	45%	46%
Supernatural chains	36%	36%
Conventional supermarkets	15%	14%
Other	4%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 0.9% for the nine months ended April 29, 2006 and sales to the supermarket sales channel increased 0.8% for the nine months ended April 29, 2006.

Gross Profit

Our gross profit increased approximately 8.9%, or $30.7 million, to $377.6 million for the nine months ended April 28, 2007, from $346.8 million for the nine months ended April 29, 2006. Our gross profit as a percentage of net sales was 18.4% and 19.1% for the nine months ended April 28, 2007 and April 29, 2006, respectively. The decrease in gross profit as a percentage of net sales was driven by a reduction resulting from low gross margin at our former Albert’s Organics operations at our Greenwood, Indiana facility of $0.2 million, which operations were transferred to the Albert’s Organics facility in Minneapolis, Minnesota, effective October 31, 2006; missed forward buying opportunities of $1.9 million due to our focus on our expanded Whole Foods Market relationship in the Southern Pacific region of the United States, which we commenced in January 2007; the full quarter effect of new customer agreements; $0.5 million of spoilage issues related to certain inventory at our Albert’s Organics division; $1.9 million of incremental inventory adjustments within our broadline distribution business; partially offset by increases in rates within our fuel surcharge program, which passes to our customers the increased product costs and fuel surcharges we pay to vendors. We believe that the decline in gross profit as a percent of sales is temporary and we expect to see an increase in the next fiscal quarter. Additionally, our intention is to increase our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 6.4%, or $18.6 million, to $307.9 million for the nine months ended April 28, 2007, from $289.3 million for the nine months ended April 29, 2006. The increase in total operating expenses for the nine months ended April 28, 2007 was primarily due to increases in infrastructure and personnel within our wholesale division of $19.6 million to support our continued sales growth; $1.7 million of increased expense related to our fuel hedging program; increased depreciation expense of approximately $1.2 million; a loss of $1.5 million related to the sale of one of our Auburn, California facilities; an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale; an operating loss of $0.6 million related to our former Albert’s Organics operations in Greenwood, Indiana; and $1.0 million of costs to transition the expanded relationship with Whole Foods Market in the Southern Pacific region of the United States to our facility located in Fontana, California, all recorded during the nine months ended April 28, 2007. These increases were offset by reductions of $1.8 million in bad debt expense. Additionally, the nine months ended April 29, 2006 included $3.5 million of expenses incurred in connection with the employment transition agreement entered into during with our former President and Chief Executive Officer, $0.9 million of incremental and redundant costs incurred in connection with the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California and $0.1 million of costs associated with opening the new Greenwood, Indiana facility. Total operating expenses for the first nine months of fiscal 2007 includes share-based compensation expense of $3.0 million, compared to $4.7 million in the first nine months of 2006, resulting from the adoption of SFAS 123(R). The $4.7 million of share-based compensation expense recorded in the first nine months of 2006 included $1.0 million related to the accelerated vesting of certain stock options pursuant to the employment transition agreement entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer. See Note 2 to the condensed consolidated financial statements.

As a percentage of net sales, total operating expenses decreased to approximately 15.0% for the nine months ended April 28, 2007, from approximately 16.0% for the nine months ended April 29, 2006. The decrease in operating expenses as a percentage of net sales was primarily attributable to further leveraging our fixed operating costs due to our increased sales, improved operations in our Select Nutrition division and increased efficiencies due to our recent distribution facility openings, offset by operating losses related to the Albert’s Organics Greenwood, Indiana location (which operations were transferred to the Albert’s Organics Minneapolis, Minnesota facility effective October 31, 2006). We expect these efficiencies to continue to lower operating expenses relative to sales over the long-term. We also expect to open new facilities that will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income increased approximately 21.2%, or $12.2 million, to $69.7 million for the nine months ended April 28, 2007, from $57.5 million for the nine months ended April 29, 2006. As a percentage of net sales, operating income was 3.4% for the nine months ended April 28, 2007, compared to 3.2% for the nine months ended April 29, 2006.

Other Expense (Income)

Other expense (income) increased $1.1 million to $9.0 million for the nine months ended April 28, 2007, from $7.9 million for the nine months ended April 29, 2006. Interest expense for the nine months ended April 28, 2007 increased to $9.3 million from $8.3 million in the nine months ended April 29, 2006. The increase in interest expense was due to an increase in our short-term and long-term borrowings and effective interest rates. Interest income for the nine months ended April 28, 2007 increased to $0.6 million from $0.2 million in the nine months ended April 29, 2006. The increase in interest income was due to higher average cash levels during the nine months ended April 28, 2007 than during the nine months ended April 29, 2006.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 38.3% for the nine months ended April 28, 2007 and April 29, 2006, respectively. The effective rate was higher than the federal statutory rate primarily due to state and local income taxes. The increase in the effective tax rate was primarily due to share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $6.4 million to $37.0 million, or $0.87 per diluted share, for the nine months ended April 28, 2007, compared to $30.6 million, or $0.72 per diluted share, for the nine months ended April 29, 2006.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables, bank indebtedness and the sale of equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year, $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. This credit facility replaced an existing $150 million revolving credit facility. The terms and conditions of our amended and restated credit facility provide us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. We further amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of April 28, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $123.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. As of April 28, 2007, approximately $67.5 million was outstanding under the term loan agreement.

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

Net cash provided by operations was $12.5 million for the nine months ended April 28, 2007, and was the result of net income of $37.0 million and the change in cash collected from customers net of cash paid to vendors and a $43.4 million investment in inventory. The increase in inventory levels primarily related to supporting increased sales with wider product assortment and availability. Days in inventory was 45 days at April 28, 2007 and 46 days at April 29, 2006. Days sales outstanding improved to 21 days at April 28, 2007, compared to 24 days at April 29, 2006. Net cash provided by operations was $13.0 million for the nine months ended April 29, 2006, and was the result of net income and the change in cash collected from customers net of cash paid to vendors and a $24.5 million investment in inventory related to the opening of the Greenwood, Indiana and the Rocklin, California facilities in August 2005 and October 2005, respectively. Working capital increased by $46.8 million, or 26.6%, to $222.9 million at April 28, 2007, compared to working capital of $176.1 million at July 29, 2006. The loss on disposals of property and equipment for the nine months ended April 28, 2007 relates primarily to the sale of one of our Auburn, California facilities. See Note 7 to the condensed consolidated financial statements.

Net cash used in investing activities increased $4.7 million to $22.7 million for the nine months ended April 28, 2007, compared to $18.0 million for the same period in 2006. This increase was primarily due to purchases of acquired businesses of $6.5 million and increased capital expenditures of $5.9 million, offset by proceeds of $5.4 million recorded in the nine months ended April 28, 2007 related to the sale of one of our Auburn, California facilities.

Net cash provided by financing activities was $10.7 million for the nine months ended April 28, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt and notes payable. Net cash used in financing activities was $1.5 million for the nine months ended April 29, 2006, primarily due to $23.4 million in proceeds from, and the tax benefit due to, the exercise of stock options, offset by the decrease in our bank overdraft, purchases of treasury stock and repayments on our amended and restated credit facility and long-term debt.

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

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 5.32% as of April 28, 2007. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At April 28, 2007, we had one outstanding commodity swap agreement which matures on June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006, except for an operating lease signed with respect to warehouse space in central Florida. Commitments related to that lease agreement amount to $0.1 million in fiscal year 2007, $5.2 million in fiscal years 2008 through 2010, $3.9 million in fiscal years 2011 and 2012, and $10.4 million thereafter.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 in fiscal 2009 and currently are evaluating whether the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not believe that this staff accounting bulletin will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 in fiscal 2009 and currently are evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 5 to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt, and commodity swap agreements to hedge a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The statements in this item describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by the occurrence of any of the events or conditions described in any of these risk factors.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See “Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market in the Southern Pacific region of the United States, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve. We began expanding our relationship with Whole Foods Market for this region in January 2007. Whole Foods Market accounted for approximately 29.1% of our net sales in the quarter ended April 28, 2007. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. Wild Oats Markets accounted for approximately 8.4% of our net sales in the quarter ended April 28, 2007. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers including from increased distribution to their own facilities, could materially and adversely affect our business, financial condition or results of operations.

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

We may have difficulty in managing our growth

The growth in the size of our business and operations has placed and is expected to continue to place a significant strain on our management. Our future growth is limited in part by the size and location of our distribution centers. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. In addition, our growth strategy to expand our market presence includes possible additional acquisitions. To the extent our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, consummate and integrate such potential acquisitions or expand into new markets. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations. Our focus on growth may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales.

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

Increased Fuel Costs

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can also increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. Our one existing derivative agreement matures on June 30, 2007. We cannot assure you that we will be able to replace this derivative agreement on terms satisfactory to us. If we do not enter into a replacement derivative agreement, our exposure to volatility in the price of diesel fuel will be increased. We do not enter into fuel hedge contracts for speculative purposes.

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

Access to capital and the cost of that capital

We have an amended and restated $250 million secured revolving credit facility, under which borrowings accrue interest at one-month LIBOR plus 0.75%, which matures on March 31, 2008. As of April 28, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $123.9 million. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we further amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million and which reduced the interest rate on borrowings to one-month LIBOR plus 1.00%. The term loan is repayable over seven years from the date of amendment, based on a fifteen-year amortization schedule, and the amendment did not affect any of the other terms and conditions under the loan agreement. As of April 28, 2007, $67.5 million was outstanding under the term loan agreement.

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

Union-organizing activities could cause labor relations difficulties

As of April 28, 2007, we had approximately 4,700 full and part-time employees. An aggregate of approximately 7% of our total employees, or approximately 350 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, and Iowa City, Iowa agreements expire in June 2008, February 2009 and July 2009, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
10.33	Lease between the Registrant and MERIDIANHUDSON McINTOSH LLC, a Delaware limited liability company, dated March 16, 2007
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated: June 7, 2007