Form 10-K
period 2007-07-28
UNITED NATURAL FOODS INC
filed 2007-09-26
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2007

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,446,973,244 based upon the closing price of the registrant’s common stock on the Nasdaq Stock Market® on January 26, 2007. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 20, 2007 was 42,830,677.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 2007 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I.

ITEM 1.                BUSINESS

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. We believe that we are the primary distributor of natural and organic products to a majority of our customers. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customers, including independently owned natural products retailers, supernatural chains, which are comprised of large chains of natural foods supermarkets, and conventional supermarkets located across the United States. Our other distribution channels include food service, international and buying clubs. We have been the primary distributor to the largest supernatural chain in the United States, Whole Foods Market, Inc. (“Whole Foods Market”), for more than 10 years. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In January 2004, we entered into a five year primary distribution agreement with Wild Oats Markets, Inc. (“Wild Oats Markets”), the second largest supernatural chain in the United States. On February 21, 2007, Whole Foods Market and Wild Oats Markets announced that the two companies had entered into an agreement and plan of merger under which Whole Foods Market would commence an offer to purchase all the outstanding shares of Wild Oats Markets and following the tender offer, Wild Oats Markets would merge with and into a subsidiary of Whole Foods Market. This merger was substantially completed in August 2007 and Wild Oats Markets became a subsidiary of Whole Foods Market. Wild Oats Markets is expected to become a wholly-owned subsidiary of Whole Foods Markets in the near future.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share as a result of our high-quality service and broader product selection, the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 12 natural products retail stores, located primarily in Florida, through our subsidiary, the Natural Retail Group, Inc. (“NRG”). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Import Company, Inc. (“Hershey Imports”), specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items.

Since our formation, we have completed a number of acquisitions of distributors and suppliers, including Hershey Imports, Albert’s Organics, Inc. (“Albert’s”), and NRG, all of which have expanded our distribution network, product selection and customer base. During fiscal 2007, we expanded our line of branded products through our acquisition of Organic Brands LLC (“Organic Brands”), as well as certain additional product lines. Our operations are comprised of three principal divisions:

•       our wholesale division, which includes our broadline distribution business, Albert’s and Select Nutrition;

•       our retail division, which consists of our 12 retail stores; and

•       our manufacturing division, which is comprised of Hershey Imports, and our branded product lines.

Natural Products Industry

Although most natural products are food products, including organic foods, the natural products industry encompasses a number of other categories, including nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to the June 2007 issue of The Natural Foods Merchandiser, a leading trade publication for the natural product industry, sales revenues for all types of natural products rose to $56.8 billion in 2006, an increase of approximately 9.7% over 2005. According to The Natural Foods Merchandiser, this increase in sales, from a total dollar perspective, was driven primarily by growth in the following categories:

•       packaged grocery and fresh produce;

•       frozen and refrigerated meats, poultry and seafood;

•       packaged bulk items;

•       dairy products; and

•       supplements.

The fastest growing categories, although not necessarily the largest dollar volume categories, in the natural and organic products industry were fresh meat/seafood, beer/wine, personal care, and pet products.

According to The Natural Foods Merchandiser, the continuing growth trend is driven by consumer desire for healthy, tasty and low-cost prepared food, as well as ethnic foods and specialty organic produce. More than half of American households represent “mid-level” organic customers, that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns continue to mount about health claims, food safety, irradiation and genetically modified organism issues.

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

Efficient Distributor

In addition to our volume purchasing opportunities, a critical component of our position as an efficient provider is our management of warehouse and distribution costs. Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In February 2007, we announced plans to construct a new 237,000 square foot distribution center in Ridgefield, Washington, to serve as a regional distribution hub for customers in Portland, Oregon and other Northwest states. The distribution center is scheduled to commence operations in the second quarter of fiscal 2008. In March 2007, we entered into lease agreement to secure warehouse space in Sarasota, Florida. The warehouse in central Florida is expected to open in the first quarter of fiscal 2008. This will reduce the geographic area served by the Atlanta, Georgia facility and is expected to contribute to lower transportation costs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. In October 2005, we opened our Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states.

Customer Relationships

We serve more than 17,000 customers across the United States and internationally. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. We have also been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than ten years.

Our average distribution service level for fiscal 2007 was approximately 98%, which we believe is the highest in our industry. Distribution service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers’ “out of stocks.” We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service, including accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

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

Experienced Management Team and Employees with Significant Equity Stake

Our management team has extensive experience in the natural products industry and has been successful in identifying, consummating and integrating multiple acquisitions. Since 2000, we have successfully completed five acquisitions of distributors, manufacturers and suppliers and five acquisitions of branded product lines. In addition, our executive officers and directors and their affiliates, and our Employee Stock Ownership Trust, beneficially own in the aggregate approximately 7.4% of our common stock. Accordingly, senior management and employees have significant incentive to continue to generate strong growth in operating results in the future.

Competition

Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) (“Tree of Life”). In addition to its natural and organic products, Tree of Life distributes specialty food products, thereby diversifying its product selection, and markets its own private label program. Tree of Life has also earned QAI certification and has a European presence. We also compete with over 200 smaller regional and local distributors of natural, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets. Additionally, we compete with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.

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

To implement our growth strategy, we intend to continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers’ business and continuing to expand and further penetrate new distribution territories, particularly in the Mid-Atlantic, Southern California and Florida markets. Key elements of our strategy include:

Expand Customer Base

We currently serve more than 17,000 customers as of July 28, 2007. We plan to continue expanding our coverage of the highly fragmented natural and organic products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

Increase Market Share of Existing Customers’ Business

We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base. We intend to continue seeking to become the primary supplier for a majority of our customers by offering the broadest product selection in our industry at the most competitive prices. As a result of our efforts, in January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States.

Continue to Expand our Branded Products Business

We have launched a number of private label or branded product lines in order to provide our customers with a broader selection of product offerings. In fiscal 2007, our branded product revenues increased to approximately 3.3% of our overall net sales. Our intention is to further expand our branded product revenues to represent 5% of our net sales by the end of fiscal 2008. We plan to achieve this goal through organic growth and through brand acquisitions. We believe this initiative differentiates us from other distributors within our industry, enables us to build long term brand equity for the Company and allows us to generate higher gross margins, as branded product revenues generally yield higher margins than do third party branded product revenues.

Expand into Other Channels of Distribution

We believe that we will be successful in expanding into the food service channel as well as further enhancing our presence in the international channel. We will continue to develop regional relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, and Sodexho Inc. in the food service channel and seek other alliances in the international channel.

Continue to Expand into and Penetrate New Regions of Distribution

As discussed under “Competitive Advantages” above, we have made significant capital expenditures and incurred considerable expenses in connection with the construction of new or the expansion of existing distribution facilities. We will continue to selectively evaluate opportunities to build new facilities or to acquire distributors to better serve existing markets and expand into new markets. As discussed under “Increase Market Share of Existing Customers’ Business,” in January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In March 2007, we entered into a lease agreement to secure warehouse space in Sarasota, Florida. This warehouse is expected to open in the first quarter of fiscal 2008 and is expected to reduce our transportation expenses attributable to serving the Florida market. We are also constructing warehouse space in Ridgefield, Washington which is scheduled to commence operations in the second quarter of fiscal 2008. We expect the addition of this facility to alleviate the current overcapacity in our existing facilities in the northwestern United States.

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

Continue to Provide the Leading Distribution Solution

We believe that we provide the leading distribution solution to the natural and organic products industry through our national presence, regional responsiveness, focus on customer service and breadth of product offerings. We offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services to increase sales and enhance customer satisfaction. These marketing services, many of which are supplier-sponsored, include monthly and thematic circular programs, in-store signage and assistance in product display. Our high service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and our sophisticated warehousing, inventory control and distribution systems. See “Technology” below for more information regarding our use of technology in our warehousing, inventory control and distribution systems. Since 2002, we have had a strategic alliance with Living Naturally, LLC, a leading provider of marketing promotion and electronic ordering systems to the natural and organic products industry. We provide our customers with access to Living Naturally’s suite of products at preferred prices and terms. These products include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits.

Products

Our extensive selection of high-quality natural and organic products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 40,000 high-quality natural and organic products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen, nutritional supplements, bulk and food service products and personal care items. Our branded product lines address certain needs or preferences of our customers, which are not otherwise being met by other suppliers.

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

Suppliers

We purchase our products from approximately 4,300 suppliers. The majority of our suppliers are based in the United States, but we also source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason natural and organic products suppliers seek distribution of their products through us is because we provide access to a large and growing national customer base, distribute the majority of the suppliers’ products and offer a wide variety of marketing programs to our customers to help sell the suppliers’ products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. (“Hain”), accounted for approximately 7.3% of our total purchases in fiscal 2007. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases. We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. We have commodity contracts with certain suppliers to purchase bulk items such as dried fruits, nuts, peas and beans. Our outstanding commitments for the purchase of inventory were approximately $25.5 million as of July 28, 2007.

We believe we are well positioned to respond to regional and local customer preferences for natural and organic products by decentralizing the majority of our purchasing decisions for most of our products. We believe that regional buyers are better suited to identify and to respond to local demands and preferences. Each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers. Each region is able to participate in our company-wide purchasing programs to the extent these programs meet the region’s supply needs. In addition, we have implemented a number of national consumer circular programs, which have resulted in incremental sales growth for our customers, suppliers and ourselves.

Our purchasing staff works closely with suppliers to provide new and existing products. The suppliers assist in training our customer service representatives in marketing new products, identifying industry trends and coordinating advertising and other promotions.

We maintain a comprehensive quality assurance program. All of the products we sell that are represented as “organic” are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certification to us before they are approved as a supplier. In 2003, we became the first organic food distribution network in the United States to gain organic certification coast-to-coast. This certification covers all of our distribution centers.

Customers

We maintain long-standing customer relationships with independently owned natural products retailers, supernatural chains and supermarket chains, and have continued to emphasize our relationships with new customers, such as national conventional supermarkets, mass market outlets and gourmet stores, all of which are continually increasing their natural product offerings. Among our wholesale customers for fiscal 2007 were the following:

•       leading supernatural chains, representing Whole Foods Market (including Harry’s Farmers Market) and Wild Oats Markets (including Capers Community Market, Henry’s Farmers Market and Sun Harvest);

•       conventional supermarket chains, including Kroger, Wegman’s, Haggen’s, Stop and Shop, Giant, Peapod, Quality Food Centers, Hannaford, Food Lion, Bashas’, Lunds, Byerly’s, Rainbow, Lowe’s, Publix, Fred Meyer and United Supermarkets; and

•       mass market chains, including BJ’s Wholesale Club and Costco.

Whole Foods Market accounted for approximately 28% of our net sales in fiscal 2007. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. Wild Oats Markets accounted for approximately 9% of our net sales in fiscal 2007.

On February 21, 2007, Whole Foods Market and Wild Oats Markets announced that the two companies had entered into an agreement and plan of merger under which Whole Foods Market would commence an offer to purchase all the outstanding shares of Wild Oats Markets and following the tender offer, Wild Oats Markets would merge with and into a subsidiary of Whole Foods Market. This merger was substantially completed in August 2007and Wild Oats Markets became a subsidiary of Whole Foods Market. Wild Oats Markets is expected to become a wholly-owned subsidiary of Whole Foods Markets in the near future. At this time, we cannot accurately estimate the impact, if any, that this merger will have on our business, financial condition or results of operations.

The following table lists the percentage of sales by customer type for the years ended July 28, 2007 and July 29, 2006:

Customer Type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	44%	46%
Supernatural chains	37%	36%
Conventional supermarkets	15%	14%
Other	4%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 1.0% for the year ended July 29, 2006 and sales to the supermarket sales channel increased 0.6% for the year ended July 29, 2006.

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

We have increased the number of national marketing programs that we offer in order to maximize our national leverage and utilize our internal marketing resources. Our supplier-focused Most Valued Partner program helps build incremental, mutually profitable sales for vendors and us, while fostering a sense of partnership. We also provide an information-sharing program that helps our suppliers understand their business better, in order to generate mutually beneficial incremental sales in an efficient manner. We also offer a truck advertising program that allows our suppliers to purchase ad space on the sides of our hundreds of trailers nationally, which we believe increases their potential consumer ad impressions.

Other retailer initiative programs, such as a coupon booklet and separate supplement and personal care product-themed sales and educational brochures we offer to independent retailers, allow us to explore new marketing avenues.

We keep current with the latest trends in the industry. Periodically, we conduct focus group sessions with certain key retailers and suppliers in order to ascertain their needs and allow us to better service them. We also:

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

Distribution

We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to our competitors that seek to service these customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors, because our national presence allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers, which helps us ensure products are sold prior to their expiration date and more appropriately balance inventories.

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

We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are shipped by ocean-going containers on a weekly basis.

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

•       expand the number of high-growth, high-margin product categories, such as produce and prepared foods, within these stores; and

•       keep current with the demands of and trends in the retail marketplace, which enables us to better anticipate and serve the needs of our wholesale customers.

Additionally, as the primary natural products distributor to our retail locations, we realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We also are able to test new marketing and promotional programs within our stores prior to offering them to our broader customer base.

Employees

As of July 28, 2007, we had approximately 4,800 full and part-time employees. An aggregate of approximately 7% of our total employees, or approximately 322 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, and Iowa City, Iowa agreements expire in June 2008, February 2009 and July 2009, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

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

We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our website, and is available free of charge by writing to United Natural Foods, Inc., 260 Lake Road, Dayville, CT 06241, Attn: Investor Relations.

ITEM 1A.        RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

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

We depend heavily on our principal customers

Our ability to maintain close, mutually beneficial relationships with our two largest customers, Whole Foods Market and Wild Oats Markets, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. Whole Foods Market accounted for approximately 28% of our net sales in fiscal 2007. In January 2004, we entered into a five-year primary distribution agreement with Wild Oats Markets. We had previously served as primary distributor for Wild Oats Markets through August 2002. Wild Oats Markets accounted for approximately 9% of our net sales in fiscal 2007. As a result of this concentration of our customer base, the loss or cancellation of business from either of these customers, including from increased distribution to their own facilities or the merger of these companies, could materially and adversely affect our business, financial condition or results of operations.

As discussed above under “Business—Overview,” Whole Foods Market and Wild Oats Markets announced on February 21, 2007 that the two companies had entered into a merger agreement. This merger was substantially completed in August 2007 and Wild Oats Markets became a subsidiary of Whole Foods Market. Wild Oats Markets is expected to become a wholly-owned subsidiary of Whole Foods Market in the near future. On a combined basis, Whole Foods Market and Wild Oats Markets accounted for approximately 37% or our net sales in fiscal 2007. Whole Foods Market has announced that it will be selling all thirty-five of Wild Oats Markets’ Henry’s and Sun Harvest store locations to a subsidiary of Smart & Final Inc. following the closing of its merger with Wild Oats Markets. Sales to Henry’s and Sun Harvest stores comprised approximately 20% of our business with Wild Oats Markets in fiscal 2007. Excluding our sales to Henry’s and Sun Harvest stores, sales to Whole Foods Market and Wild Oats Markets accounted for approximately 34.5% of our net sales in fiscal 2007. At this time, we cannot accurately estimate the impact, if any, that the merger of Whole Foods Market and Wild Oats Markets will have on our business, financial condition or results of operations.

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

Our acquisitive nature may adversely affect our business

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

We have significant competition from a variety of sources

We operate in competitive markets, and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

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

Increased fuel costs may adversely affect our results of operations

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

Our operating results are subject to significant fluctuations

Our net sales and operating results may vary significantly from period to period due to:

•       demand for natural products;

•       changes in our operating expenses, including fuel and insurance;

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

Access to capital and the cost of that capital

We have an amended and restated secured revolving credit facility, with available credit under it of $250 million at an interest rate of LIBOR plus 0.75% maturing on March 31, 2008. As of July 28, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $117.9 million. We are currently investigating options for renewing or negotiating our amended and restated credit facility in fiscal 2008, but cannot guarantee that we will be able to do so on terms acceptable to us. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released in accordance with an amendment to the loan and security agreement related to the amended and restated credit facility. The $30 million term loan was repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million. The amended term loan accrues interest at LIBOR plus 1.00%, and is repayable over seven years based on a fifteen-year amortization schedule, with all other terms and conditions remaining unchanged. As of July 28, 2007, $66.3 million was outstanding under the term loan agreement.

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of Richard Antonelli (Executive Vice President, Chief Operating Officer and President of Distribution), Daniel V. Atwood (Executive Vice President, Chief Marketing Officer, and President of United Natural Brands), Michael D. Beaudry (President of the Eastern Region), Thomas A. Dziki (Vice President of Sustainable Development), Michael S. Funk (President and Chief Executive Officer), Gary A. Glenn (Vice President of Information Technology), Randle Lindberg (President of the Western Region), Mark E. Shamber (Vice President, Chief Financial Officer and Treasurer), and other key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

As of July 28, 2007, we had approximately 4,800 full and part-time employees. An aggregate of approximately 7% of our total employees, or approximately 322 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, and Iowa City, Iowa agreements expire in June 2008, February 2009 and July 2009, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We maintained eighteen distribution centers at fiscal year end which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 3.3 million square feet of space, which represents the largest capacity of any distributor in the natural and organic products industry.

Set forth below for each of our distribution facilities is its location and the date when our lease will expire for those distribution facilities that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned(2)
Auburn, Washington	March 2009
Aurora, Colorado	January 2013
Bridgeport, New Jersey	Owned
Chesterfield, New Hampshire	Owned
Dayville, Connecticut	Owned
Fontana, California	February 2012
Greenwood, Indiana	Owned
Iowa City, Iowa	Owned
Mounds View, Minnesota	November 2011
New Oxford, Pennsylvania	Owned
Philadelphia, Pennsylvania	January 2014
Rocklin, California	Owned
Sarasota, Florida	July 2017
Vernon, California	Owned
White Springs, Florida	September 2007(1)
Winter Haven, Florida	October 2007(1)

(1)          Our leases in White Springs, Florida and Winter Haven, Florida will terminate in fiscal 2008 in conjunction with the opening of our Sarasota, Florida facility.

(2)          In the year ended July 28, 2007, we reached a decision to sell our remaining facility in Auburn, California. Operations previously conducted in Auburn, California have been transferred to our Rocklin, California facility.

We rent facilities to operate twelve retail stores in Florida, Maryland and Massachusetts with various lease expiration dates. We also rent a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2010.

We lease office space in Santa Cruz, California, Danielson, Connecticut, and Uniondale, New York. Our leases have been entered into upon terms that we believe to be reasonable and customary. We own office space in Dayville, CT.

We also lease a warehouse facility in Minneapolis, Minnesota. Our operations were moved to this facility from our Mounds View, Minnesota facility in October 2005. The lease for the Minneapolis facility will expire in November 2016.

We lease offsite storage space in Seattle, Washington and Ontario, California. Our lease in Seattle, Washington expires in October 2007 and will continue month-to-month until the opening of our Ridgefield, Washington facility.

We own land in Ridgefield, Washington on which we are constructing a distribution facility.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 28, 2007.

Executive Officers of the Registrant

Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 20, 2007 are listed below:

Name	Age	Position
Richard Antonelli	50	Executive Vice President, Chief Operating Officer, President of Distribution and Director
Daniel V. Atwood	49	Executive Vice President, Chief Marketing Officer, President of United Natural Brands and Secretary
Michael Beaudry	43	President of the Eastern Region
Thomas A. Dziki	46	Vice President of Sustainable Development
Michael S. Funk	53	President and Chief Executive Officer
Gary A. Glenn	56	Vice President of Information Technology
Randle Lindberg	56	President of the Western Region
Mark E. Shamber	38	Vice President, Chief Financial Officer and Treasurer

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

Daniel V. Atwood has served as our Executive Vice President, Chief Marketing Officer and President of United Natural Brands since December 2005 and as our Secretary since January 1998. Mr. Atwood served as our Senior Vice President of Marketing from October 2002 until December 2005 and National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on our Board of Directors from November 1996 until December 1997 and served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, from August 1988 until October. Mr. Atwood served as President of our subsidiary, NRG, from August 1995 until March 2001.

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

Thomas A. Dziki has served as Vice President of Sustainable Development since March 2007. Mr. Dziki served as our National Vice President of Real Estate and Construction from August 2006 until March 2007, President of Hershey Imports and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Hershey Imports, NRG, and Albert’s Organics, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

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

Gary A. Glenn has served as our Vice President of Information Technology since April 2004. Mr. Glenn served as our Vice President—IT East Region from February 2003 until April 2004, as Director—IT East Region from May 2002 until February 2003, and as Assistant Director—IT East Region from February 2000 until May 2002. Prior to joining our company, Mr. Glenn served in various information technology and management positions at Blue Cross Blue Shield of Florida, Gulf Life Insurance Co., American General Life and Accident, and Keane, Inc.

Randle Lindberg has served as our President of the Western Region since January 2006. From 1972 through January 2006, Mr. Lindberg served in various positions of increasing responsibility up to and including President and Chief Executive Officer of Nature’s Best, Inc.

Mark E. Shamber has served as Vice President, Chief Financial Officer and Treasurer since October 2006. Mr. Shamber previously served as our Vice President, Chief Accounting Officer and Acting Chief Financial Officer and Treasurer from January 2006 until October 2006, as Vice President and Corporate Controller from August 2005 to October 2006 and as our Corporate Controller from June 2003 until August 2005. From February 1995 until June 2003, Mr. Shamber served in various positions of increasing responsibility up to and including senior manager within the assurance and advisory business systems practice at the international accounting firm of Ernst & Young LLP.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market® under the symbol “UNFI.”  Our common stock began trading on the Nasdaq Stock Market® on November 1, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Stock Market®:

Fiscal 2006	High	Low
First Quarter	$36.00	$27.50
Second Quarter	31.74	24.60
Third Quarter	35.88	29.97
Fourth Quarter	35.04	29.05

Fiscal 2007
First Quarter	$34.91	$28.70
Second Quarter	38.40	31.17
Third Quarter	35.05	28.10
Fourth Quarter	31.87	26.10

Fiscal 2008
First Quarter (through September 20, 2007)	$33.33	$24.10

On September 20, 2007, we had approximately 90 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by our Board of Directors. Our existing revolving credit facility prohibits the declaration or payment of cash dividends to our stockholders without the written consent of the administrative agent under the facility during the term of the credit agreement and until all of our obligations under the credit agreement have been met.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split, effective April 20, 2004.

	July 28,	July 29,	July 31,	July 31,	July 31,
Consolidated Statement of Income Data:	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net sales	$2,754,280	$2,433,594	$2,059,568	$1,669,952	$1,379,893
Cost of sales	2,244,702	1,967,684	1,664,523	1,339,496	1,099,704
Gross profit	509,578	465,910	395,045	330,456	280,189
Operating expenses	415,337	385,982	322,345	271,972	237,247
Impairment on assets held for sale	756	—	—	—	—
Restructuring and asset impairment charges	—	—	170	—	2,126
Total operating expenses	416,093	385,982	322,515	271,972	239,373
Operating income	93,485	79,928	72,530	58,484	40,816
Other expense (income):
Interest expense	12,089	11,210	6,568	7,265	7,795
Interest income	(975)	(297)	(243)	(151)	(241)
Other, net	156	(381)	(847)	(1,066)	(145)
Total other expense	11,270	10,532	5,478	6,048	7,409
Income before income taxes	82,215	69,396	67,052	52,436	33,407
Provision for income taxes	32,062	26,119	25,480	20,450	13,187
Net income	$50,153	$43,277	$41,572	$31,986	$20,220
Per share data—Basic:
Net income	$1.18	$1.04	$1.02	$0.81	$0.53
Weighted average basic shares of common stock	42,445	41,682	40,639	39,471	38,471
Per share data—Diluted:
Net income	$1.17	$1.02	$1.00	$0.78	$0.51
Weighted average diluted shares of common stock	42,786	42,304	41,607	41,025	39,454

Consolidated Balance Sheet Data:	July 28, 2007	July 29, 2006	July 31, 2005	July 31, 2004	July 31, 2003
	(In thousands)
Working capital	$216,518	$182,931	$119,385	$109,225	$64,299
Total assets	800,898	704,551	651,258	508,767	430,099
Total long term debt and capital leases	65,067	59,716	64,871	44,115	39,119
Total stockholders’ equity	426,795	363,474	295,519	234,929	187,563

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed under Part I. Item IA. Risk Factors, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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

Overview

We are a leading national distributor of natural and organic foods and related products in the United States. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high-quality service and our increasingly broader product selection, and the acquisition of, or merger with, natural products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, NRG. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary, Hershey Imports, specializes in the international importing, roasting and packaging of nuts, seeds, dried fruits and snack items. Our operations are comprised of three principal divisions:

•       our wholesale division, which includes our broadline distribution business, Albert’s and Select Nutrition;

•       our retail division, which consists of our 12 retail stores; and

•       our manufacturing division, which is comprised of Hershey Imports and our branded product lines.

In order to maintain our market leadership and improve our operating efficiencies, we seek to continually:

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In February 2007, we announced plans to construct a new 237,000 square foot distribution center in Ridgefield, Washington, to serve as a regional distribution hub for customers in Portland, Oregon and other Northwest states. The distribution center is scheduled to commence operations in the second quarter of fiscal 2008. In March 2007, we entered into a lease agreement to rent warehouse space in central Florida. The warehouse in central Florida is expected to open in the first quarter of fiscal 2008. This will reduce the geographic area served by the Atlanta, Georgia facility and is expected to contribute to lower transportation costs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. In October 2005, we opened our Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet and serves as a distribution hub for customers in northern California and surrounding states. The Rocklin distribution center is the largest facility in our nationwide distribution network. In August 2005, we expanded our Midwest operations by opening a 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states.

We expect the efficiencies created by opening the Greenwood facility and by relocating from two facilities in Auburn, California into the Rocklin distribution center to continue to lower operating expenses relative to sales over the long-term. Including the opening of the Greenwood and Rocklin facilities, we have added approximately 1,500,000 square feet to our distribution centers since fiscal 2002, representing a 79% increase in our distribution capacity. Our current capacity utilization is approximately 77%.

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

On February 21, 2007, Whole Foods Market and Wild Oats Markets announced that the two companies had entered into an agreement and plan of merger under which Whole Foods Market would commence an offer to purchase all the outstanding shares of Wild Oats Markets and following the tender offer, Wild Oats Markets would merge with and into a subsidiary of Whole Foods Market. This merger was substantially completed in August 2007 and Wild Oats Markets became a subsidiary of Whole Foods Market. Wild Oats Markets is expected to become a wholly-owned subsidiary of Whole Foods Market in the near future. As discussed below, sales to Wild Oats Markets accounted for approximately 9% and 10% of our net sales for the years ended July 28, 2007 and July 29, 2006, respectively. Sales to Whole Foods Market accounted for approximately 28% and 26% of our net sales for the years ended July 28, 2007 and July 29, 2006, respectively. At this time, we cannot accurately estimate the impact, if any, that this merger will have on our business, financial condition or results of operations.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $160.3 million and $151.6 million, net of the allowance for doubtful accounts of $4.4 million and $4.6 million, as of July 28, 2007 and July 29, 2006, respectively. Our notes receivable balances were $4.5 million and $4.0 million, net of the allowance of doubtful accounts of $1.6 million and $3.9 million, as of July 28, 2007 and July 29, 2006, respectively.

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

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicated potential impairment, we determined the implied fair value of that reporting unit using a discounted cash flow analysis and compared such values to the respective reporting units’ carrying amounts. As of July 28, 2007, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 28, 2007 and July 29, 2006 was $79.9 million and $78.0 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	July 28, 2007	July 29, 2006	July 31, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.5%	80.9%	80.8%
Gross profit	18.5%	19.1%	19.2%
Operating expenses	15.1%	15.9%	15.7%
Impairment on assets held for sale	0.0%	0.0%	0.0%
Restructuring and asset impairment charges	0.0%	0.0%	0.0%
Total operating expenses	15.1%	15.9%	15.7%
Operating income	3.4%	3.3%	3.5%
Other expense (income):
Interest expense	0.4%	0.5%	0.3%
Interest income	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%
Total other expense	0.4%	0.4%*	0.3%
Income before income taxes	3.0%	2.9%	3.3%*
Provision for income taxes	1.2%	1.1%	1.2%
Net income	1.8%	1.8%	2.0%*

*                    Total reflects rounding

Year ended July 28, 2007 compared to Year ended July 29, 2006

Net Sales

Our net sales increased approximately 13.2%, or $320.7 million, to $2.75 billion for the year ended July 28, 2007, from $2.43 billion for the year ended July 29, 2006. This increase was primarily due to organic growth (growth excluding the impact of acquisitions) in our wholesale distribution segment of $317.5 million or 13.3%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products, and approximately 2.0% sales growth as a result of our expanded relationship with Whole Foods Market in the Southern Pacific region of the United States. In addition to our organic growth, we also benefited from the inclusion of sales related to our acquisition of Organic Brands LLC (“Organic Brands”) in April 2007 and our acquisitions of other branded product lines, however, these acquisitions impacted our cost of sales and gross profit more than they impacted our net sales.

In the year ended July 28, 2007, Whole Foods Market comprised approximately 28% of net sales and Wild Oats Markets comprised approximately 9% of net sales. In the year ended July 29, 2006, Whole Foods Market comprised approximately 26% of net sales and Wild Oats Markets comprised approximately 10% of net sales.

The following table lists the percentage of sales by customer type for the years ended July 28, 2007 and July 29, 2006:

Customer Type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	44%	46%
Supernatural chains	37%	36%
Conventional supermarkets	15%	14%
Other	4%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 1.0% for the year ended July 29, 2006 and sales to the supermarket sales channel increased 0.6% for the year ended July 29, 2006.

Gross Profit

Our gross profit increased approximately 9.4%, or $43.7 million, to $509.6 million for the year ended July 28, 2007, from $465.9 million for the year ended July 29, 2006. Our gross profit as a percentage of net sales was 18.5% for the year ended July 28, 2007 and 19.1% for the year ended July 29, 2006. The decline in gross profit as a percentage of net sales was driven by missed forward buying opportunities of approximately $1.9 million due to our focus on our expanded Whole Foods Market relationship in the Southern Pacific region of the United States, which we commenced in January 2007; the full year effect of new customer agreements; $0.5 million of spoilage issues related to certain inventory at our Albert’s Organics division; and $1.9 million of incremental inventory adjustments within our broadline distribution business; partially offset by increases in rates within our fuel surcharge program, which passes to our customers the increased fuel costs associated with distributing our products to customers. Our intention is to increase our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Operating Expenses

Our total operating expenses increased approximately 7.8%, or $30.1 million, to $416.1 million for the year ended July 28, 2007, from $386.0 million for the year ended July 29, 2006. The increase in total operating expenses for the year ended July 28, 2007 was due to increases in infrastructure and personnel costs within our wholesale division of $19.9 million to support our continued sales growth; a $3.2 million increase in fuel costs; increased health insurance expenses of approximately $4.9 million; increased depreciation expense of approximately $1.2 million; a loss of $1.5 million related to the sale of one of our Auburn, California facilities; $1.1 million of incremental and redundant costs incurred in connection with the start up of our Sarasota, Florida facility; and $1.0 million of costs to transition the expanded relationship with Whole Foods Market in the Southern Pacific region of the United States to our facility located in Fontana, California, all recorded during the year ended July 28, 2007. These increases were partially offset by reductions of $1.3 million in bad debt expense. Total operating expenses for the year ended July 29, 2006 included $2.5 million of expenses incurred in connection with the employment transition agreement entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer, not including the effect of share-based compensation discussed below, and $0.9 million of incremental and redundant costs incurred in connection with the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California. Total operating expenses for the year ended July 28, 2007 includes share-based compensation expense of $4.0 million, compared to $5.5 million in the year ended July 29, 2006, resulting from the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The $5.5 million of share-based compensation expense recorded in the year ended July 29, 2006 included $1.0 million related to the accelerated vesting of certain stock options pursuant to the employment transition agreement entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer. See Note 3 to the condensed consolidated financial statements.

As a percentage of net sales, total operating expenses decreased to approximately 15.1% for the year ended July 28, 2007, from approximately 15.9% for the year ended July 29, 2006. The decrease in operating expenses as a percentage of net sales was primarily attributable to further leveraging our fixed operating costs due to our increased sales, improved operations in our Select Nutrition division and increased efficiencies due to our recent distribution facility openings, offset by operating losses related to the Albert’s Organics Greenwood, Indiana location (which operations were transferred to the Albert’s Organics Minneapolis, Minnesota facility effective October 31, 2006). We expect these efficiencies to continue to lower operating expenses relative to sales over the long-term. We also expect to open new facilities, including our facilities in Sarasota, Florida and Ridgefield, Washington, that will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income increased approximately 17.0%, or $13.6 million, to $93.5 million for the year ended July 28, 2007, from $79.9 million for the year ended July 29, 2006. As a percentage of net sales, operating income was 3.4% for the year ended July 28, 2007 compared to 3.3% for the year ended July 29, 2006.

Other Expense (Income)

Other expense (income) increased $0.7 million to $11.3 million for the year ended July 28, 2007, from $10.5 million for the year ended July 29, 2006. Interest expense for the year ended July 28, 2007 increased to $12.1 million from $11.2 million in the year ended July 29, 2006. The increase in interest expense was primarily due to an increase in our effective interest rate. Interest income for the year ended July 28, 2007 increased to $1.0 million from $0.3 million in the year ended July 29, 2006. The increase in interest income was due to higher average cash levels during the year ended July 28, 2007 than during the year ended July 29, 2006.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 37.6% for the years ended July 28, 2007 and July 29, 2006, respectively. This increase in the effective tax rate relates to our utilization of certain net operating loss carryforwards during fiscal 2006 as well as share-based compensation for incentive stock options, because certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $6.9 million to $50.2 million, or $1.17 per diluted share for the year ended July 28, 2007, compared to $43.3 million, or $1.02 per diluted share, for the year ended July 29, 2006. We expect earnings per diluted share in the range of $1.40 to $1.45 for fiscal 2008.

Year ended July 29, 2006 compared to Year ended July 31, 2005

Net Sales

Our net sales increased approximately 18.2%, or $374.0 million, to $2.43 billion for the year ended July 29, 2006 from $2.06 billion for the year ended July 31, 2005. This increase was primarily due to organic growth in our wholesale distribution segment, excluding acquisitions, of 17.4%. Our organic growth was due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allowed us to carry a broader selection of products. In addition to our organic growth, we also benefited from the inclusion of sales related to our acquisitions of Roots & Fruits in July 2005 and Select Nutrition in December 2004.

In the year ended July 29, 2006, Whole Foods Market comprised approximately 26% of net sales and Wild Oats Markets comprised approximately 10% of net sales. In the year ended July 31, 2005, Whole Foods Market comprised approximately 26 % of net sales and Wild Oats Markets comprised approximately 11% of net sales.

The following table lists the percentage of sales by customer type for the years ended July 29, 2006 and July 31, 2005:

Customer Type	Percentage of Net Sales
	2006	2005
Independently owned natural products retailers	46%	45%
Supernatural chains	36%	37%
Conventional supermarkets	14%	14%
Other	4%	4%

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel decreased 1.0% for the years ended July 29, 2006 and July 31, 2005 and sales to the supermarket sales channel increased 0.6% for the years ended July 29, 2006 and July 31, 2005.

Gross Profit

Our gross profit increased approximately 17.9%, or $70.9 million, to $465.9 million for the year ended July 29, 2006, from $395.0 million for the year ended July 31, 2005. Our gross profit as a percentage of net sales was 19.1% for the year ended July 29, 2006 and 19.2% for the year ended July 31, 2005. Overall, gross profit was affected by higher inbound freight costs that we were unable to pass along to customers due to timing. These costs were offset by the full year implementation of a fuel surcharge program which passes to our customers the increased fuel costs associated with distributing our products to customers and gross profit improvement experienced at Select Nutrition during the year ended July 29, 2006.

Operating Expenses

Total operating expenses increased approximately 19.7%, or $63.5 million, to $386.0 million for the year ended July 29, 2006, from $322.5 million for the year ended July 31, 2005. The increase in total operating expenses for the year ended July 29, 2006 was due to the increase in our infrastructure to support our continued sales growth, share-based compensation expense, and the inclusion of operating expenses related to our acquisitions of Roots & Fruits and Select Nutrition. Operating expenses for the year ended July 29, 2006 includes share-based compensation expense of $5.5 million, resulting from the adoption of SFAS 123(R). (See Note 3 to the condensed consolidated financial statements.)  During the year ended July 29, 2006, certain options were accelerated pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with its former President and Chief Executive Officer. This acceleration resulted in $1.0 million of share-based compensation expense during the year ended July 29, 2006. In addition, we incurred a loss of $0.5 million during the fourth quarter of fiscal 2006 related to the sale of certain equipment at our vacated Auburn, California facility. These assets had been reclassified to “held-for-sale” during the second quarter of fiscal 2006. Total operating expenses for the year ended July 29, 2006 included expenses related to incremental and redundant costs incurred during the transition from our former warehouses and outside storage facility in Auburn, California into our new larger facility in Rocklin, California of $0.9 million, certain incremental costs associated with the opening of our new Greenwood, Indiana facility of $0.1 million and certain expenses incurred in accordance with the employment transition agreement we entered into our former President and Chief Executive Officer, of $2.5 million, not including the effect of share-based compensation discussed below. Total operating expenses in fiscal 2005 included a $0.2 million restructuring charge related to severance costs, which resulted from our reduced operations at our Mounds View, Minnesota facility, $0.5 million for certain non-recurring labor and other costs associated with the discontinuance of the use of our Mounds View, Minnesota facility for broadline distribution, the closing of our Hawaii facility and $0.3 million in costs related to the opening of the Greenwood, Indiana facility.

As a percentage of net sales, total operating expenses increased to approximately 15.9% for the year ended July 29, 2006, from approximately 15.7% for the year ended July 31, 2005. The increase in operating expenses as a percentage of net sales was primarily attributable to share-based compensation expense of $5.5 million, of which $4.5 million related to the expense for share-based payment awards and $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement we entered into with our former President and Chief Executive Officer.

Operating Income

Operating income increased approximately 10.2%, or $7.4 million, to $79.9 million, or 3.3% of net sales, for the year ended July 29, 2006 from $72.5 million, or 3.5% of net sales, for the year ended July 31, 2005.

Other Expense (Income)

Other expense (income) increased $5.1 million to $10.5 million for the year ended July 29, 2006 from $5.5 million for the year ended July 31, 2005. Interest expense for the year ended July 29, 2006 increased to $11.2 million from $6.6 million in the year ended July 31, 2005. The increase in interest expense was due to an increase in our effective interest rate, combined with higher debt levels during the year. The higher debt levels during the year were due to increased working capital needs related to the opening of our Greenwood, Indiana and Rocklin, California distribution facilities. In the year ended July 31, 2005, other expense (income) included $0.6 million related to the early termination of an interest rate swap agreement on July 29, 2005, which was originally entered into in May 2003.

Provision for Income Taxes

Our effective income tax rate was 37.6% and 38.0% for the years ended July 29, 2006 and July 31, 2005, respectively. This decrease in the effective tax rate relates to our utilization of certain net operating loss carryforwards during fiscal 2006. The decrease was partially offset by the adoption of SFAS 123(R)

and the recognition of share-based compensation for incentive stock options in the income statement, as certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $1.7 million to $43.3 million, or $1.02 per diluted share, for the year ended July 29, 2006, compared to $41.6 million, or $1.00 per diluted share, for the year ended July 31, 2005.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. From time to time, depending on our capital needs and market conditions, we may also sell equity and debt securities to finance our operations and growth.

On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. The credit facility replaced an existing $150 million revolving credit facility. The terms and conditions of our amended and restated credit facility provide us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. We amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%. Our amended and restated credit facility, which matures on March 31, 2008, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. We are currently investigating options for renewing or renegotiating this credit facility in fiscal 2008. As of July 28, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250 million, with remaining availability of $117.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our $150 million revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. As of July 28, 2007, $66.3 million was outstanding under the term loan agreement.

We believe that our capital requirements for fiscal 2008 will be between $50 and $55 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our business. We believe that our future capital requirements will be similar to our anticipated fiscal 2008 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $35.5 million for the year ended July 28, 2007, an increase of $10.3 million from $25.2 million for the year ended July 29, 2006. The increase was primarily due to an increase in net income, non-cash expenses related to deferred income taxes and losses on disposals of property and equipment, increases in accounts payable and decreases in accounts receivable. These increases in net cash provided by operations were partially offset by an increase in inventory levels in order to support increased sales with wider product assortment and availability and to build up inventory to support our Sarasota, Florida facility, and an increase in prepaid expenses and other assets. Days in inventory was 49 days at July 28, 2007 compared to 47 days at July 29, 2006. Days sales outstanding improved to 22 days at July 28, 2007, compared to 23 days at July 29, 2006. Working capital increased by $33.6 million, or 18.4%, to $216.5 million at July 28, 2007 compared to working capital of $182.9 million at July 29, 2006.

Net cash used in investing activities increased $29.3 million to $51.7 million for the year ended July 28, 2007, compared to $22.4 million for the year ended July 29, 2006 and was primarily due to increased purchases of acquired businesses of $6.0 million and increased capital expenditures of $27.5 million, partially offset by increased proceeds of $5.2 million recorded in the year ended July 28, 2007 related to the sale of one of our Auburn, California facilities. Increased capital expenditures were primarily to fund the construction of our new facility in Ridgefield, Washington.

Net cash provided by financing activities was $13.1 million for the year ended July 28, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options; partially offset by repayments of long-term debt and notes payable. Net cash provided by financing activities was $4.6 million for the year ended July 29, 2006, primarily due to $24.0 million in proceeds from, and the tax benefit due to, the exercise of stock options; partially offset by purchases of treasury stock, a decrease in our bank overdraft, repayments on our credit facility and long-term debt.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the year ended July 28, 2007. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. LIBOR was 5.32% as of July 28, 2007. The swap agreement qualifies as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

In May 2003, we entered into an interest rate swap agreement. The agreement provided for us to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap had been entered into as a hedge against LIBOR movements on variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 5.18%. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005, this agreement was terminated and income of $0.6 million was recorded in other expense (income) in our statement of income for the year ended July 31, 2005.

We enter into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedged a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.”  Our commodity swap agreements matured on October 31, 2006 and June 30, 2007. At July 28, 2007, we had no outstanding commodity swap agreements.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of July 28, 2007:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$25,488	$25,488	—	—	—
Notes payable	120,000	120,000	—	—	—
Long-term debt	72,001	6,934	11,209	10,080	43,778
Long-term non-capitalized leases	113,054	22,865	39,522	27,805	22,862
Total	$330,543	$175,287	$50,731	$37,885	$66,640

The notes payable, long-term debt and non-capitalized lease obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

We had outstanding letters of credit of approximately $12.1 million at July 28, 2007.

Assets mortgaged amounted to approximately $100.8 million at July 28, 2007.

Seasonality

In the fiscal years ended July 28, 2007 and July 29, 2006, we experienced a slight sequential decline in sales from the third fiscal quarter to the fourth fiscal quarter. This may indicate that our business is developing some seasonality during late spring and early summer months.

Recently Issued Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 in fiscal 2008. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate fluctuations on our borrowings. As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

We began managing portions of our debt portfolio by using interest rate swaps to achieve a desired mix of fixed rates in 1998. At July 28, 2007, we had one interest rate swap relating to our $75 million term loan agreement. We account for our interest rate swap agreement entered into during August 2005 (“2005 swap”) using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at July 28, 2007, we had recorded an asset of $0.6 million representing the fair value of the swap. We do not enter into derivative agreements for trading purposes.

At July 28, 2007, we had long-term floating rate debt of $66.3 million and long-term fixed rate debt of $5.7 million, representing 92% and 8%, respectively, of our long-term debt. At July 29, 2006, we had long-term floating rate debt of $61.0 million and long-term fixed rate debt of $4.1 million, representing 94% and 6%, respectively, of our long-term debt. Holding other swap terms and debt levels constant, a 25 basis point change in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $29,000 and $137,000 at July 28, 2007 and July 29, 2006, respectively. At July 28, 2007 and July 29, 2006, the after-tax earnings and cash flows impact resulting from a 25 basis point increase in interest rates would be approximately $98,000 and $91,000, respectively, holding other variables constant.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. (the “Company”) as of July 28, 2007 and July 29, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended July 28, 2007. We also have audited the Company’s internal control over financial reporting as of July 28, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 28, 2007 and July 29, 2006, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3 to the consolidated financial statements, effective August 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Providence, Rhode Island
September 21, 2007

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 28, 2007	July 29, 2006
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,010	$20,054
Accounts receivable, net of allowance of $4,416 and $4,571, respectively	160,329	151,642
Notes receivable, trade, net of allowance of $44 and $2,357, respectively	1,836	1,254
Inventories	312,377	257,259
Prepaid expenses and other current assets	8,199	5,728
Assets held for sale	5,935	6,868
Deferred income taxes	9,474	10,911
Total current assets	515,160	453,716
Property & equipment, net	185,083	163,247
Goodwill	79,903	78,016
Notes receivable, trade, net of allowance of $1,521 and $1,505, respectively	2,647	2,760
Intangible assets, net of accumulated amortization of $423 and $484, respectively	8,552	251
Other	9,553	6,561
Total assets	$800,898	$704,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	120,000	125,005
Accounts payable	134,576	102,146
Accrued expenses and other current liabilities	37,132	38,201
Current portion of long-term debt	6,934	5,433
Total current liabilities	298,642	270,785
Long-term debt, excluding current portion	65,067	59,716
Deferred income taxes	9,555	9,693
Other long-term liabilities	839	883
Total liabilities	374,103	341,077
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 43,051 issued and 42,822 outstanding shares at July 28, 2007; 42,477 issued and 42,248 outstanding shares at July 29, 2006	431	425
Additional paid-in capital	163,473	149,840
Unallocated shares of Employee Stock Ownership Plan	(1,203)	(1,380)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive income	399	1,047
Retained earnings	269,787	219,634
Total stockholders’ equity	426,795	363,474
Total liabilities and stockholders’ equity	$800,898	$704,551

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	July 28, 2007	July 29, 2006	July 31, 2005
	(In thousands, except per share data)
Net sales	$2,754,280	$2,433,594	$2,059,568
Cost of sales (Note 1)	2,244,702	1,967,684	1,664,523
Gross profit	509,578	465,910	395,045
Operating expenses	415,337	385,982	322,345
Impairment on assets held for sale	756	—	—
Restructuring charge	—	—	170
Total operating expenses	416,093	385,982	322,515
Operating income	93,485	79,928	72,530
Other expense (income):
Interest expense	12,089	11,210	6,568
Interest income	(975)	(297)	(243)
Other, net	156	(381)	(847)
Total other expense	11,270	10,532	5,478
Income before income taxes	82,215	69,396	67,052
Provision for income taxes	32,062	26,119	25,480
Net income	$50,153	$43,277	$41,572
Basic per share data:
Net income	$1.18	$1.04	$1.02
Weighted average basic shares of common stock	42,445	41,682	40,639
Diluted per share data:
Net income	$1.17	$1.02	$1.00
Weighted average diluted shares of common stock	42,786	42,304	41,607

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	ESOP	Income	Earnings	Equity
	(In thousands)
Balances at July 31, 2004	40,118	$401	—	$—	$101,118	$(1,768)	$240	$134,785	$234,776
Allocation of shares to ESOP						163			163
Issuance of common stock, net	1,169	12			11,141				11,153
Tax benefit associated with stock plans					8,095				8,095
Fair value of swap agreement, net of tax							(240)		(240)
Net income								41,572	41,572
Total comprehensive income									41,332
Balances at July 31, 2005	41,287	$413	—	$—	$120,354	$(1,605)	$—	$176,357	$295,519
Allocation of shares to ESOP						225			225
Issuance of common stock and restricted stock, net	1,190	12			18,667				18,679
Purchases of treasury stock			229	(6,092)					(6,092)
Share-based compensation					5,507				5,507
Tax benefit associated with stock plans					5,312				5,312
Fair value of swap agreement, net of tax							1,047		1,047
Net income								43,277	43,277
Total comprehensive income									44,324
Balances at July 29, 2006	42,477	$425	229	$(6,092)	$149,840	$(1,380)	$1,047	$219,634	$363,474
Allocation of shares to ESOP						177			177
Issuance of common stock and restricted stock, net	574	6			7,121				7,127
Share-based compensation					3,994				3,994
Tax benefit associated with stock plans					2,518				2,518
Fair value of swap agreements, net of tax							(648)		(648)
Net income								50,153	50,153
Total comprehensive income									49,505
Balances at July 28, 2007	43,051	$431	229	$(6,092)	$163,473	$(1,203)	$399	$269,787	$426,795

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 28,	July 29,	July 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,153	$43,277	$41,572
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	18,376	17,099	13,573
Loss (gain) on disposals of property and equipment	1,997	(140)	(29)
Impairment on assets held for sale	756	—	—
Deferred income tax expense	1,707	(1,355)	1,763
Provision for doubtful accounts	1,528	2,829	2,471
Share-based compensation	3,994	5,507	162
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(10,216)	(17,934)	(27,437)
Inventories	(52,975)	(21,242)	(34,645)
Prepaid expenses and other assets	(5,772)	4,349	(3,291)
Notes receivable, trade	(469)	(1,335)	(306)
Accounts payable	27,739	(8,936)	4,893
Accrued expenses	(1,308)	3,069	4,199
Net cash provided by operating activities	35,510	25,188	2,925
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,804)	(19,290)	(65,951)
Purchases of acquired businesses, net of cash acquired	(9,303)	(3,286)	(16,615)
Proceeds from disposals of property and equipment	5,452	224	242
Other investing activities	(1,010)	—	—
Net cash used in investing activities	(51,665)	(22,352)	(82,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under note payable	(5,005)	1,431	10,850
Proceeds from borrowing of long-term debt	10,000	—	30,288
Proceeds from exercise of stock options	7,127	18,679	10,991
Repayments of long-term debt	(6,216)	(5,854)	(8,438)
Tax benefit from exercise of stock options	2,518	5,312	8,095
Increase (decrease) in bank overdraft	4,691	(8,300)	27,326
Principal payments of capital lease obligations	(4)	(573)	(731)
Purchases of treasury stock	—	(6,092)	—
Net cash provided by financing activities	13,111	4,603	78,381
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,044)	7,439	(1,018)
Cash and cash equivalents at beginning of period	20,054	12,615	13,633
Cash and cash equivalents at end of period	$17,010	$20,054	$12,615
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,877	$10,352	$7,006
Federal and state income taxes, net of refunds	$28,607	$21,485	$16,609
Supplemental disclosure of noncash investing and financing activities:
Fair value of assets acquired	$8,498	$—	$—
Cash paid for assets	(5,498)	—	—
Liabilities incurred (see Note 2)	$3,000	$—	$—

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

Effective August 1, 2005, the Company changed the fiscal periods in its fiscal year to end on the Saturday closest to July 31. As such, fiscal 2007 and fiscal 2006 ended on July 28, 2007 and July 29, 2006, respectively, compared to fiscal 2005, which ended on July 31, 2005. This change in fiscal year end did not have a material impact on the Company’s operations.

Net sales consist primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts due to the Company from customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for inbound transportation costs, depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”) and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail segments. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

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

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities is capitalized as one of the elements of cost and is amortized over the assets’ estimated useful lives. Interest capitalized for each of the years ended July 28, 2007, July 29, 2006, and July 31, 2005 was $0.2 million, $0.5 million and $0.5 million, respectively.

Property and equipment consisted of the following at July 28, 2007 and July 29, 2006:

	Estimated Useful Lives (Years)	2007	2006
	(In thousands, except years)
Land		$12,304	$8,453
Buildings and improvements	20-40	109,893	115,987
Leasehold improvements	5-20	15,432	15,981
Warehouse equipment	3-30	62,762	56,663
Office equipment	3-10	45,758	43,448
Motor vehicles	3-7	4,552	4,892
Equipment under capital leases	5	5,570	5,570
Construction in progress		28,186	2,443
		284,457	253,437
Less accumulated depreciation and amortization		99,374	90,190
Net property and equipment		$185,083	$163,247

The increase in construction in progress from the fiscal year ended July 29, 2006 to the fiscal year ended July 28, 2007 relates primarily to the construction of a new facility in Ridgefield, Washington.

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

(g) Intangible Assets and Other Long-Lived Assets

Intangible assets consist principally of goodwill, covenants not to compete, trademarks and tradenames. Goodwill represents the excess purchase price over fair value of net assets acquired in connection with purchase business combinations. Covenants not to compete are initially recorded at fair value and are amortized using the straight-line method over the lives of the respective agreements, generally three to five years. Trademarks and tradenames are initially recorded at fair value and are amortized using the straight-line method over their respective useful lives, if applicable. Trademarks and tradenames that are determined to be indefinite lived are recorded at fair value.

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

As of July 28, 2007, the Company’s annual assessment of each of its reporting units indicated that no impairment of goodwill existed. Total goodwill as of July 28, 2007 was $79.9 million. The Company recorded additional goodwill in the manufacturing division of approximately $1.8 million during the year ended July 28, 2007 due to the acquisitions of Organic Brands LLC (“Organic Brands”) and other branded product lines.

Other intangibles consist of covenants not to compete with a weighted average amortization period of 3.17 years and indefinite lived trademarks and tradenames that are not subject to amortization. The Company had covenants not to compete and related accumulated amortization of $0.7 million and $0.4 million, respectively at July 28, 2007, and $0.7 million and $0.5 million, respectively, at July 29, 2006. The Company had trademarks and tradenames of $8.3 million at July 28, 2007. Amortization expense was $0.1 million, $0.6 million, and $0.7 million for the years ended July 28, 2007, July 29, 2006, and July 31, 2005, respectively.

Estimated amortization expense for the next three fiscal years is as follows:

Fiscal Year:	(In thousands)
2008	$146
2009	98
2010	34
$278

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

In the year ended July 28, 2007, one customer, Whole Foods Market, Inc. (“Whole Foods Market”) generated 10% or more of the Company’s net sales. In the years ended July 29, 2006 and July 31, 2005, two customers, Whole Foods Market and Wild Oats Markets, Inc. (“Wild Oats Markets”), generated 10% or more of the Company’s net sales. Net sales to Whole Foods Market were approximately 28% of net sales in fiscal 2007 and approximately 26% of net sales in fiscal 2006 and 2005. Wild Oats Markets represented approximately 9%, 10% and 11% of net sales in fiscal 2007, 2006, and 2005, respectively.

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

	July 28, 2007		July 29, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$17,010	$17,010	$20,054	$20,054
Accounts receivable	160,329	160,329	151,642	151,642
Notes receivable	4,483	4,483	4,014	4,014
Liabilities:
Notes payable	120,000	120,000	125,005	125,005
Long term debt, including current portion	72,001	72,092	65,149	65,204
Capital leases, including current portion	—	—	4	4
Swap agreements:
Interest rate swap	643	643	1,178	1,178
Heating oil swaps	—	—	521	521

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

(k) Notes Receivable, Trade

The Company issues trade notes receivable to certain customers under two basic circumstances; inventory purchases for initial store openings and overdue accounts receivable. Initial store opening notes are generally receivable over a period not to exceed twelve months. The overdue accounts receivable notes may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

(l) Share-Based Compensation

The Company adopted Financial Accounting Standards Board (the “FASB”) SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective August 1, 2005. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options and restricted stock awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and restricted stock granted to employees vest ratably over the four years from the grant date. The Company recognizes share-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to August 1, 2005 the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no share-based compensation expense was reflected in net income for stock option grants. For the effects on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to share-based compensation, see Note 3.

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

	Years ended
	July 28, 2007	July 29, 2006	July 31, 2005
	(In thousands)
Basic weighted average shares outstanding	42,445	41,682	40,639
Net effect of dilutive stock options based upon the treasury stock method	341	622	968
Diluted weighted average shares outstanding	42,786	42,304	41,607
Potential anti-dilutive common shares excluded from the computation above	311	14	10

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

(p) Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for outbound freight are recorded in operating expenses.

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

(r) Operating Lease Expenses

The Company records lease payments via the straight-line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.

(s) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 in fiscal 2008 and believes that the adoption of FIN 48 will not have a material effect on its consolidated financial statements.

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

(2) ACQUISITIONS

On April 2, 2007, the Company acquired certain assets of Organic Brands for cash consideration of approximately $5.5 million and notes payable totaling $3.0 million. The cash portion of the purchase price was financed by borrowings against the Company’s line of credit. The operating results of Organic Brands have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $1.8 million, all of which is expected to be deductible for tax purposes. The goodwill recorded is subject to potential future adjustments. Such goodwill was assigned to the Company’s manufacturing division. Other intangible assets acquired were $5.0 million.

During the year ended July 28, 2007, the Company acquired certain assets related to additional product lines outside of the wholesale segment. The total cash consideration paid for these product lines was approximately $3.8 million in addition to approximately $0.2 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. The cash paid was financed by borrowings against the

Company’s line of credit. The consolidated financial statements of the Company have included operating results of each of these product lines since the respective acquisition dates. Resulting goodwill of $0.1 million is expected to be deductible for tax purposes and is subject to potential future adjustment. Other intangible assets acquired were $3.4 million.

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

(3) STOCK OPTION PLANS

Prior to August 1, 2005, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Share-Based Compensation (“SFAS 123”). The Company, applying the intrinsic value method, did not record share-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to August 1, 2005.

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

The Company recognized share-based compensation expense of $4.0 million, or $0.06 per diluted share, for the year ended July 28, 2007. The Company recognized share-based compensation expense of $5.5 million, or $0.08 per diluted share, for the year ended July 29, 2006, of which $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with its former President and Chief Executive Officer. In the year ended July 31, 2005, the Company recognized $0.2 million of share-based compensation expense, primarily related to restricted stock awards.

As of July 28, 2007, there was $8.7 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for the year ended July 31, 2005:

Year Ended
July 31, 2005
(In thousands, except per share data)
Net income—as reported	$41,572
Add: Share-based compensation expense from restricted stock grant included in net income	162
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,748)
Net income—pro forma	$33,986
Basic earnings per share
As reported	$1.02
Pro forma	$0.84
Diluted earnings per share
As reported	$1.00
Pro forma	$0.82

For stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2007 grants is derived from historical information and other factors.

The following summary presents the weighted average assumptions used for grants in fiscal 2007, 2006, and 2005:

	Year ended
	July 28, 2007	July 29, 2006	July 31, 2005
Expected volatility	34.6%	36.6%	41.4%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.5%	4.4%	3.2%
Expected life	3.0 years	3.0 years	3.25 years

As of July 28, 2007, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the “Plans”). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be “non-statutory stock options.” Vesting requirements for awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company’s Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of July 28, 2007, 381,104 shares were available for grant under the 2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

The following summary presents the weighted-average remaining contractual term of options outstanding at July 28, 2007 by range of exercise prices.

Exercise Price Range	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$11.00 - $21.00	496,123	$15.66	5.7	409,434	$15.04
$21.01 - $31.00	536,778	$27.22	7.7	378,773	$27.85
$31.01 - $40.00	318,540	$36.36	9.3	7,169	$34.28
	1,351,441	$25.13	7.4	795,376	$21.32

The following summary presents information regarding outstanding stock options as of July 28, 2007 and changes during the year then ended with regard to options under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,531,943	$20.42
Granted	329,190	$36.27
Exercised	(430,167)	$16.93
Forfeited	(79,525)	$26.53
Outstanding at end of year	1,351,441	$25.13	7.4	$33,963,000
Exercisable at end of year	795,376	$21.32	6.5	$16,954,000

The weighted average grant-date fair value of options granted during the years ended July 28, 2007, July 29, 2006, and July 31, 2005 was $10.48, $7.76, and $9.23, respectively. The aggregate intrinsic value of options exercised during the years ended July 28, 2007, July 29, 2006, and July 31, 2005 was $7.7 million, $15.6 million and $23.6 million, respectively.

At July 28, 2007, the Company also had the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 1,000,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share awards under the Plans are at the discretion of the Company’s Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. At July 28, 2007, 705,594 shares were available for grant under the 2004 Plan.

The following summary presents information regarding nonvested (restricted) share awards as of July 28, 2007 and changes during the year then ended with regard to nonvested share awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at July 29, 2006	113,276	$26.34
Granted	155,928	$35.48
Vested	(45,206)	$28.38
Forfeited	(7,350)	$25.37
Nonvested at July 28, 2007	216,648	$32.45

The total fair value of shares vested during the year ended July 28, 2007 was $1.3 million. The total fair value of shares vested during the year ended July 29, 2006 was $0.9 million.

(4) TREASURY STOCK

On December 1, 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the year ended July 28, 2007.

(5) RESTRUCTURING CHARGE

In the first quarter of fiscal 2005, the Company’s management approved and implemented plans to restructure the broadline distribution operations at its Mounds View, Minnesota distribution facility because the facility was not large enough to accommodate the needs of customers relative to product selection and availability. The $0.2 million restructuring charge in the first quarter of fiscal 2005 was associated primarily with severance costs related to the termination of approximately 85 employees at this facility. This restructuring was completed in the third quarter of fiscal 2005. The accruals related to the restructuring were utilized by the end of fiscal 2005.

(6) ASSETS HELD FOR SALE

In November 2005, the Company transitioned all remaining operations at one of its two Auburn, California facilities to a new facility in Rocklin, California. As a result, the Company reclassified $7.4 million of long-lived assets related to the Auburn facility that were previously included in property and equipment as held for sale in the consolidated balance sheet. In June 2006, the Company sold a portion of these long-lived assets for less than $0.1 million, resulting in a loss of $0.5 million, which was recorded in operating expenses in the fourth quarter of fiscal 2006. In January 2007, the Company sold the remaining long-lived assets for $5.4 million, resulting in a loss of $1.5 million, which was recorded in operating expenses in the second quarter of fiscal 2007.

In the nine months ended April 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, reached a decision to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million. The impairment loss was recognized based on management’s estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale within the Wholesale segment, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.

(7) NOTES PAYABLE

On April 30, 2004, the Company entered into an amended and restated four-year $250 million secured revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent (the “amended credit facility”). The amended credit facility increased the amount available for borrowing from $150 million to $250 million, on which interest accrues, at the Company’s option, at the New York Prime Rate (8.25% at July 28, 2007 and July 29, 2006) or at the London Interbank Offered Rate (“LIBOR”) plus 1.25%. The $250 million credit facility matures on March 31, 2008. The Company is currently investigating options for renewing or renegotiating this credit facility. The Company amended this facility effective in January 2006, reducing the rate at which interest accrues on LIBOR borrowing to LIBOR plus 0.75%. The weighted average interest rate on the amended credit facility was 6.07% as of July 28, 2007. As of July 28, 2007, the Company’s outstanding borrowings under the amended credit facility totaled $120.0 million with an availability of $117.9 million. As more fully discussed in Note 9, the Company entered into certain interest rate swap agreements to hedge this indebtedness which were assigned and transferred to a third party in December 2003.

The amended credit facility contains certain restrictive covenants. The Company was in compliance with all restrictive covenants at July 28, 2007. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended credit facility.

(8) LONG-TERM DEBT

The Company entered into a $30 million term loan agreement with a financial institution effective April 30, 2003. The term loan was repayable over seven years based on a fifteen year amortization schedule. Interest accrued at 30 day LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. In July 2005, the Company amended the term loan agreement with the financial institution, increasing the principal amount available up to $75 million, decreasing the interest rate to 30 day LIBOR plus 1.0%, and extending the maturity date to July 2012.

As of July 28, 2007 and July 29, 2006, the Company’s long-term debt consisted of the following:

	July 28, 2007	July 29, 2006
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (6.32% at July 28, 2007 and 6.40% at July 29, 2006)	$66,348	$61,028
Equipment financing loan payable to bank, secured by the underlying assets, due monthly and maturing at July 2008, at an interest rate of 6.49%	254	908
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing at June 1, 2015, at an interest rate of 8.60%	1,330	1,587
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing at May 1, 2015, at an interest rate of 10.00%	1,203	1,380
Notes payable relating to an acquisition, due quarterly and maturing at March 1, 2009, at an interest rate of 5.25%	2,642	—
Other	224	246
	$72,001	$65,149
Less: current installments	6,934	5,433
Long-term debt, excluding current installments	$65,067	$59,716

Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants at July 28, 2007.

Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 28, 2007:

Year	(In thousands)
2008	$6,934
2009	6,189
2010	5,020
2011	5,033
2012	5,047
2013 and thereafter	43,778
$72,001

(9) FINANCIAL INSTRUMENTS

The Company’s interest rate swap agreement at July 28, 2007 is designated as a cash flow hedge and is reflected at fair value in its consolidated balance sheet and the related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that any such contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At July 28, 2007, the Company did not have any ineffectiveness in its derivatives requiring current income recognition.

Interest Rate Swap Agreements

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At July 28, 2007, the Company had one outstanding interest rate swap agreement with a fair value of $0.6 million. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $65 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). LIBOR was 5.32% and 5.40% as of July 28, 2007 and July 29, 2006, respectively.

In May 2003, the Company entered into an interest rate swap agreement. The agreement provided for the Company to pay interest for a seven-year period at a fixed rate of 3.68% on a notional principal amount of $30 million while receiving interest for the same period at LIBOR on the same notional principal amount. The swap had been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $30 million at LIBOR plus 1.50%, thereby fixing the effective rate on the notional amount at 5.18%. The swap agreement qualified as an “effective” hedge under SFAS 133. On July 29, 2005, this agreement was terminated and income of $0.6 million was recorded in other expense (income) in the Company’s statement of income for the year ended July 31, 2005.

Commodity Swap Agreements

The Company has entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.”  At July 28, 2007, the Company had no outstanding commodity swap agreements. During the year ended July 28, 2007, the Company had two commodity swaps which commenced and expired on November 1, 2005 and October 31, 2006, respectively and July 1, 2006 and June 30, 2007, respectively.

(10) COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

Rent and other lease expense for the years ended July 28, 2007, July 29, 2006, and July 31, 2005 totaled approximately $23.2 million, $14.0 million, and $14.9 million, respectively.

Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 28, 2007 are as follows:

Fiscal Year:	(In thousands)
2008	$22,865
2009	20,812
2010	18,710
2011	15,949
2012	11,856
Thereafter	22,862
$113,054

Outstanding commitments as of July 28, 2007 for the purchase of inventory were approximately $25.5 million. The Company had outstanding letters of credit of approximately $12.1 million at July 28, 2007.

Assets mortgaged amounted to approximately $100.8 million at July 28, 2007.

The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11) RETIREMENT PLAN

The Company has one defined contribution retirement plan, the United Natural Foods, Inc. Retirement Plan (the “Plan”). During fiscal 2006, the Company merged the defined contribution plans of Select Nutrition and Roots & Fruits into the Plan. Under the Plan, employees may elect to contribute a percentage of their pay to the Plan on a before-tax basis. In order to become a participant in the Plan, employees must meet certain eligibility requirements as described in the Plans document. In addition to amounts contributed to the Plan by employees, the Company makes contributions to the Plan on behalf of the employees. The Company contributions to the Plan were approximately $2.3 million, $2.1 million, and $2.0 million, for the years ended July 28, 2007, July 29, 2006, and July 31, 2005, respectively.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, (“SOP 93-6”), in November 1993. The statement provides guidance on employers’ accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992 that have not been committed to be released as of the beginning of the year of adoption. As allowed under SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. As a result, the Company continues to follow the guidance of SOP 76-3, Accounting Practices for Certain Employee Stock Ownership Plans (“SOP 76-3”). Under SOP 76-3, unreleased shares of the ESOP are considered to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended July 28, 2007, July 29, 2006, and July 31, 2005, contributions totaling approximately $0.3 million, $0.4 million, and $0.3 million, respectively, were made to the Trust. Of these contributions, approximately $0.1 million represented interest in fiscal 2007 and approximately $0.2 million represented interest in fiscal 2006 and 2005.

The ESOP shares were classified as follows:

	July 28, 2007	July 29, 2006
	(In thousands)
Total ESOP shares—beginning of year	2,905	3,077
Shares distributed to employees	(148)	(172)
Total ESOP shares—end of year	2,757	2,905
Allocated shares	1,460	1,432
Unreleased shares	1,297	1,473
Total ESOP shares	2,757	2,905

During the years ended July 28, 2007 and July 29, 2006, 176,000 and 227,980 shares were released for allocation, respectively. The fair value of unreleased shares was approximately $35.4 million and $45.1 million at July 28, 2007 and July 29, 2006, respectively.

(13) INCOME TAXES

Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 28, 2007:
U.S. Federal	$23,279	$1,003	$24,282
State and local	7,076	704	7,780
	$30,355	$1,707	$32,062

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 29, 2006:	$25,025	$(710)	$24,315
U.S. Federal	2,449	(645)	1,804
State and local	$27,474	$(1,355)	$26,119

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 31, 2005:	$20,684	$1,609	$22,293
U.S. Federal	3,033	154	3,187
State and local	$23,717	$1,763	$25,480

Total income tax expense was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended
	July 28,	July 29,	July 31,
	2007	2006	2005
	(In thousands)
Computed “expected” tax expense	$28,775	$24,288	$23,468
State and local income tax, net of Federal income tax expense	2,794	1,848	1,953
Non-deductible expenses	577	621	70
Non-deductible share-based compensation	383	508	—
(Decrease) increase in valuation allowance	—	(757)	123
General business credits	(365)	(208)	(177)
Other, net	(102)	(181)	43
	$32,062	$26,119	$25,480

Total income tax expense for the years ended July 28, 2007, July 29, 2006, and July 31, 2005 was allocated as follows:

	2007	2006	2005
	(In thousands)
Income tax expense	$32,062	$26,119	$25,480
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(2,518)	(5,312)	(8,095)
Other comprehensive income	(407)	651	—
	$29,137	$21,458	$17,385

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 28, 2007 and July 29, 2006 are presented below:

	2007	2006
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$3,212	$4,211
Compensation and benefit related	5,237	4,265
Accounts receivable, principally due to allowances for uncollectible accounts	2,359	3,349
Accrued expenses	1,060	1,125
Net operating loss carryforward	2,327	2,931
Other	191	3
Total gross deferred tax assets	14,386	15,884
Less valuation allowance	501	518
Net deferred tax assets	13,885	15,366
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	7,100	8,201
Intangible assets	6,596	5,237
Other comprehensive income	244	651
Other	26	59
Total deferred tax liabilities	13,966	14,148
Net deferred tax assets (liabilities)	$(81)	$1,218
Net current deferred income tax assets	$9,474	$10,911
Net non-current deferred income tax liabilities	(9,555)	(9,693)
	$(81)	$1,218

At July 28, 2007, the Company had net operating loss carryforwards of approximately $4.2 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of $249 thousand under Internal Revenue Code Section 382. The carryforwards expire at various times between 2020 and 2024. In addition, the company had net operating loss carryforwards of approximately $18.2 million for state income tax purposes that expire in years 2007 through 2025.

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes, with the exception of certain state operating loss carryforwards, appears more likely than not at July 28, 2007.

(14) BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and our branded product lines. “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Year ended July 28, 2007
Net sales	$2,709,656	$114,843	$(70,219)		$2,754,280
Operating income (loss)	95,269	987	(2,771)		93,485
Interest expense				$12,089	12,089
Interest income				(975)	(975)
Other, net				156	156
Income before income taxes					82,215
Depreciation and amortization	17,334	1,042			18,376
Capital expenditures	42,423	4,381			46,804
Goodwill	64,032	15,871			79,903
Assets	718,490	90,482	(8,074)		800,898
Year ended July 29, 2006
Net sales	2,392,126	77,285	(35,817)		2,433,594
Operating income (loss)	96,432	(16,048)	(456)		79,928
Interest expense				11,210	11,210
Interest income				(297)	(297)
Other, net				(381)	(381)
Income before income taxes					69,396
Depreciation and amortization	16,075	1,024			17,099
Capital expenditures	18,824	466			19,290
Goodwill	64,032	13,984			78,016
Assets	640,888	66,889	(3,226)		704,551
Year ended July 31, 2005
Net sales	2,020,251	73,254	(33,937)		2,059,568
Operating income (loss)	79,914	(7,056)	(328)		72,530
Interest expense				6,568	6,568
Interest income				(243)	(243)
Other, net				(847)	(847)
Income before income taxes					67,052
Depreciation and amortization	12,483	1,090			13,573
Capital expenditures	65,302	649			65,951
Goodwill	62,131	11,677			73,808
Assets	605,268	48,835	(2,845)		651,258

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain key interim financial information for the years ended July 28, 2007 and July 29, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2007
Net sales	$646,433	$668,545	$732,516	$706,786	$2,754,280
Gross profit	123,572	124,068	129,943	131,995	509,578
Income before income taxes	20,371	17,866	22,467	21,511	82,215
Net income	12,426	10,898	13,705	13,124	50,153
Per common share income
Basic:	$0.29	$0.26	$0.32	$0.31	$1.18
Diluted:	$0.29	$0.25	$0.32	$0.31	$1.17
Weighted average basic Shares outstanding	42,147	42,438	42,595	42,602	42,445
Weighted average diluted Shares outstanding	42,599	42,848	42,884	42,847	42,786
Market Price
High	$34.91	$38.40	$35.05	$31.87	$38.40
Low	$28.70	$31.17	$28.10	$26.10	$26.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2006
Net sales	$575,641	$601,082	$637,068	$619,804	$2,433,594
Gross profit	110,267	116,405	120,164	119,075	465,910
Income before income taxes	12,371	17,147	20,119	19,759	69,396
Net income	7,670	10,631	12,300	12,675	43,277
Per common share income
Basic:	$0.19	$0.26	$0.29	$0.30	$1.04
Diluted:	$0.18	$0.25	$0.29	$0.30	$1.02
Weighted average basic Shares outstanding	41,334	41,406	41,885	42,103	41,682
Weighted average diluted Shares outstanding	42,150	41,952	42,446	42,572	42,304
Market Price
High	$36.00	$31.74	$35.88	$35.04	$36.00
Low	$27.50	$24.60	$29.97	$29.05	$24.60

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 28, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management concluded that, as of July 28, 2007, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of July 28, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c)           Report of the Independent Registered Public Accounting Firm.

See report of KPMG LLP in Item 8 on pages 33 and 34.

(d)          Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended July 28, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 6, 2007 (the “2007 Proxy Statement”) under the captions “PROPOSAL 1—ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this Annual Report on Form 10-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is contained in the 2007 Proxy Statement under the captions “Non-Employee Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in part in the 2007 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the 2007 Proxy Statement under the caption “Fees Paid to KPMG LLP” and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ MICHAEL S. FUNK	President, Chief Executive Officer and	September 26, 2007
Michael S. Funk	Director (Principal Executive Officer)
/s/ THOMAS B. SIMONE	Chair of the Board and Lead Independent	September 26, 2007
Thomas B. Simone	Director
/s/ MARK E. SHAMBER	Vice President, Chief Financial Officer and	September 26, 2007
Mark E. Shamber	Treasurer (Principal Financial and Accounting Officer)
/s/ RICHARD ANTONELLI	Chief Operating Officer and Director	September 26, 2007
Richard Antonelli
/s/ GORDON D. BARKER	Director	September 26, 2007
Gordon D. Barker
/s/ JOSEPH M. CIANCIOLO	Director	September 26, 2007
Joseph M. Cianciolo
/s/ GAIL A. GRAHAM	Director	September 26, 2007
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	September 26, 2007
James P. Heffernan
/s/ PETER ROY	Director	September 26, 2007
Peter Roy

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended July 28, 2007	$8,433	$1,528	$3,980	$5,981
Year ended July 29, 2006	$9,472	$2,829	$3,868	$8,433
Year ended July 31, 2005	$9,733	$2,296	$2,557	$9,472

EXHIBIT INDEX

Exhibit No.	Description
3.1(15)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.3(19)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4(23)	Amended and Restated By-Laws of the Registrant, as amended on September 13, 2007.
4.1(13)	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant.
10.1(1)	1996 Employee Stock Purchase Plan.
10.2(13)	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)

Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven H. Townsend, Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.

10.5(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)	Amended and Restated 1996 Stock Option Plan.
10.8(2)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.16(9)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.17(10)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.18(11)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.

10.19(12)	Employment Agreement between the Registrant and Steven H. Townsend, dated December 5, 2003.
10.20(3)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., dated August 1, 1998.
10.21(15)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., dated January 1, 2005.
10.22(6)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc., dated January 12, 2004.
10.23(13)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.24(14)	2004 Equity Incentive Plan.
10.25(15)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.26(16)	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.27(17)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.28(18)	Employment Transition Agreement and Release for Steven H. Townsend, dated October 23, 2005.
10.29(20)	Second Amendment to Amended and Restated Loan and Security Agreement as of January 31, 2006.
10.30(21)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., effective September 26, 2006.
10.31(22)	Lease between the Registrant and MERIDIANHUDSON McINTOSH LLC, a Delaware limited liability company, dated March 16, 2007.
10.32*	Third Amendment to Term Loan Agreement with Fleet Capital Corporation, dated April 30, 2004.
10.33*	Fourth Amendment to Term Loan Agreement with Fleet Capital Corporation dated June 15, 2005.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Report of Independent Registered Public Accounting Firm.
Schedule II—Valuation and Qualifying Accounts
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

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

       (1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-11349).

       (2) Incorporated by reference to the Registrant’s Definitive Proxy Statement for the year ended July 31, 2000.

       (3) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2003.

       (4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

       (5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

       (6) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

       (7) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2000.

       (8) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1999.

       (9) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1997.

(10) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2001.

(11) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(12) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(13) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2004.

(14) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

(15) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(16) Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-123462).

(17) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2005.

(18) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

(19) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

(20) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

(21) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.

(22) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2007.

(23) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 19, 2007.