Form 10-K/A
period 2007-07-28
UNITED NATURAL FOODS INC
filed 2007-10-30
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended July 28, 2007 of United Natural Foods, Inc. (the “Company”) is being filed in order to furnish the stock performance graph required to be included under Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007, which was filed with the Securities and Exchange Commission on September 26, 2007 (the “Original Filing”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Item 5 in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than the amendment of Item 5 of the Original Filing and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

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

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock for the period from July 31, 2002 through July 28, 2007 with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 31, 2002 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The index of Food Service Distributors and Grocery Wholesalers (referred to below as the “Peer Group”) includes:

•       Performance Food Group Co.;

•       Nash Finch Company;

•       SuperValu, Inc.; and

•       SYSCO Corporation.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	7/31/02	7/31/03	7/31/04	7/31/05	7/29/06	7/28/07
United Natural Foods, Inc.	$100	$165.96	$235.29	$366.12	$332.68	$296.63
NASDAQ Composite Index	$100	$130.60	$142.25	$165.61	$159.47	$193.99
Index of Food Distributors and Wholesalers	$100	$116.46	$132.53	$146.49	$115.58	$142.38

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as a part of this Annual Report on Form 10-K.

1.                Financial Statements.   The Financial Statements listed in the Index to Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007 were filed with the Securities and Exchange Commission on September 26, 2007 as part of such Annual Report on Form 10-K.

2.                Financial Statement Schedules.   Schedule II Valuation and Qualifying Accounts was filed with the Securities and Exchange Commission on September 26, 2007 as part of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007. All other schedules have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

3.                Exhibits.   The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: October 30, 2007

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

10.5(1)	Trust Agreement among Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood, Theodore Cloutier and Steven H. Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven H. Townsend as Trustee for Norman A. Cloutier, Steven H. Townsend, Daniel V. Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)	Amended and Restated 1996 Stock Option Plan.
10.8(2)	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.16(9)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.17(10)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.18(11)	Employment Transition Agreement and Release for Norman A. Cloutier, dated December 8, 1999.
10.19(12)	Employment Agreement between the Registrant and Steven H. Townsend, dated December 5, 2003.

10.20(3)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., dated August 1, 1998.
10.21(15)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., dated January 1, 2005.
10.22(6)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc., dated January 12, 2004.
10.23(13)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.24(14)	2004 Equity Incentive Plan.
10.25(15)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.26(16)	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.27(17)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.28(18)	Employment Transition Agreement and Release for Steven H. Townsend, dated October 23, 2005.
10.29(20)	Second Amendment to Amended and Restated Loan and Security Agreement as of January 31, 2006.
10.30(21)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., effective September 26, 2006.
10.31(22)	Lease between the Registrant and MERIDIANHUDSON McINTOSH LLC, a Delaware limited liability company, dated March 16, 2007.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Report of Independent Registered Public Accounting Firm.
Schedule II—Valuation and Qualifying Accounts
31.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

                 * Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2007, which was filed on September 26, 2007.

          ** Filed herewith.

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