Form 10-Q
period 2007-10-27
UNITED NATURAL FOODS INC
filed 2007-12-06
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2007

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

As of November 30, 2007 there were 42,840,427 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	October 27, 2007	July 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,446	$17,010
Accounts receivable, net of allowance of $4,473 and $4,416, respectively	174,021	160,329
Notes receivable, trade, net of allowance of $89 and $44, respectively	6,965	1,836
Inventories	364,876	312,377
Prepaid expenses and other current assets	11,050	8,199
Assets held for sale	5,935	5,935
Deferred income taxes	9,474	9,474

Total current assets	591,767	515,160

Property & equipment, net	193,195	185,083

Goodwill	79,903	79,903
Notes receivable, trade, net of allowance of $1,265 and $1,521, respectively	2,129	2,647
Intangible assets, net of accumulated amortization of $462 and $423, respectively	9,121	8,552
Other assets	8,649	9,553

Total assets	$884,764	$800,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	152,500	120,000
Accounts payable	173,118	134,576
Accrued expenses and other current liabilities	37,511	37,132
Current portion of long-term debt	6,702	6,934

Total current liabilities	369,831	298,642

Long-term debt, excluding current portion	63,458	65,067

Deferred income taxes	9,273	9,555
Other long-term liabilities	1,094	839

Total liabilities	443,656	374,103

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 43,059 issued and 42,831 outstanding shares at October 27, 2007; 43,051 issued and 42,822 outstanding
shares at July 28, 2007	431	431
Additional paid-in capital	164,649	163,473
Unallocated shares of Employee Stock Ownership Plan	(1,162)	(1,203)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive (loss) income	(66)	399
Retained earnings	283,348	269,787

Total stockholders' equity	441,108	426,795

Total liabilities and stockholders' equity	$884,764	$800,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	October 27, 2007	October 28, 2006
Net sales	$736,389	$646,433
Cost of sales	600,918	522,861

Gross profit	135,471	123,572

Operating expenses	111,266	100,432

Total operating expenses	111,266	100,432

Operating income	24,205	23,140

Other expense (income):
Interest expense	2,891	2,911
Interest income	(179)	(114)
Other, net	69	(28)

Total other expense	2,781	2,769

Income before income taxes	21,424	20,371
Provision for income taxes	7,863	7,945

Net income	$13,561	$12,426

Basic per share data:
Net income	$0.32	$0.29

Weighted average basic shares of common stock	42,610	42,147

Diluted per share data:
Net income	$0.32	$0.29

Weighted average diluted shares of common stock	42,829	42,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
(In thousands)	October 27, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,561	$12,426
Adjustments to reconcile net income to net cash used in operating activites:
Depreciation and amortization	4,678	4,555
Loss on disposals of property and equipment	8	5
Deferred income tax expense	(101)	—
Provision for doubtful accounts	472	660
Share-based compensation	1,004	954
Gain on forgiveness of loan	(157)	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(14,164)	(17,450)
Inventories	(52,246)	(42,955)
Prepaid expenses and other assets	(2,693)	(6,585)
Notes receivable, trade	389	264
Accounts payable	29,828	30,729
Accrued expenses	462	150

Net cash used in operating activities	(18,959)	(17,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,623)	(4,760)
Purchases of acquired businesses, net of cash acquired	(686)	(28)
Proceeds from disposals of property and equipment	—	19
Payment for loans receivable	(5,000)	—

Net cash used in investing activities	(18,309)	(4,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under note payable	32,500	(7,004)
Proceeds from borrowing of long-term debt	—	10,000
Proceeds from exercise of stock options	134	2,152
Repayments of long-term debt	(1,684)	(1,458)
Tax benefit from exercise of stock options	40	874
Increase in bank overdraft	8,714	5,816
Principal payments of capital lease obligations	—	(2)

Net cash provided by financing activities	39,704	10,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,436	(11,638)
Cash and cash equivalents at beginning of period	17,010	20,054

Cash and cash equivalents at end of period	$19,446	$8,416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,779	$2,996

Federal and state income taxes, net of refunds	$7,956	$2,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 27, 2007 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.

Net sales consists primarily of sales of natural and organic products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consists of amounts due to the Company from customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company for inbound transportation costs and depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to our wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2.	SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock awards). These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Restricted stock awards to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years. As of October 27, 2007, we had approximately 1.1 million shares of common stock reserved for future issuance under our share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized share-based compensation expense of $1.0 million for both the three months ended October 27, 2007 and October 28, 2006. The effect on net income from recognizing share-based compensation for both the three months ended October 27, 2007 and October 28, 2006 was $0.6 million, or $0.01 per basic and diluted share. The Company also recorded related tax benefits from exercises of stock options for the three months ended October 27, 2007 and October 28, 2006 of $40 thousand and $0.9 million, respectively.

As of October 27, 2007, there was $7.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and restricted stock awards). This cost is expected to be recognized over a weighted-average period of 1.4 years.

There were no options granted during the three months ended October 27, 2007. The weighted average grant-date fair value of options granted during the three months ended October 28, 2006 was $8.59. The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended October 28, 2006:

Three months ended
October 28, 2006

Expected volatility	35.2%
Dividend yield	0.0%
Risk free interest rate	4.7%
Expected life	3.0 years

Our computation of expected volatility is based on the historical volatility of the Company’s stock price. Our computation of expected life is based on historical exercise patterns and other factors. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.	ACQUISITIONS

During the three months ended October 27, 2007, the Company acquired certain assets related to a product line outside of the wholesale segment. The total cash consideration paid for this product line was approximately $0.7 million in addition to approximately $0.2 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. The cash paid was financed by borrowings against the Company’s line of credit. The consolidated financial statements of the Company have included operating results of this product line since the acquisition date. No goodwill was recorded as part of this acquisition. Other intangible assets acquired were $0.6 million.

4.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended
(In thousands)	October 27, 2007	October 28, 2006
Basic weighted average shares outstanding	42,610	42,147
Net effect of dilutive stock options based upon
the treasury stock method	219	452

Diluted weighted average shares outstanding	42,829	42,599

There were 665,839 and 14,500 anti-dilutive stock options outstanding for the three months ended October 27, 2007 and October 28, 2006, respectively. These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50.0 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50.0 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). One-month LIBOR was 5.12% and 5.32% as of October 27, 2007 and October 28, 2006, respectively.

The Company may from time to time enter into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 27, 2007, the Company had no outstanding commodity swap agreements. At October 28, 2006, the Company had two outstanding commodity swap agreements, which matured on October 31, 2006 and June 30, 2007.

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

Total comprehensive income for the three months ended October 27, 2007 and October 28, 2006 amounted to approximately $13.1 million and $10.6 million, respectively. Comprehensive income is comprised of net income plus the increase/decrease in the fair value of the interest rate swap agreement and for the three months ended October 28, 2006, the commodity swap agreements discussed in Note 5. For the three months ended October 27, 2007 and October 28, 2006, the change in fair value of these financial instruments was $0.7 million pre-tax loss ($0.5 million after-tax loss) and $2.9 million pre-tax loss ($1.8 million after-tax loss), respectively.

7.	ASSETS HELD FOR SALE

In the year ended July 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, reached a decision to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million. The impairment loss was recognized based on management’s estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.

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

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended October 27, 2007:
Net sales	$724,728	$31,778	$(20,117)		$736,389
Operating income (loss)	23,059	1,275	(129)		24,205
Interest expense				$2,891	2,891
Interest income				(179)	(179)
Other, net				69	69
Income before income taxes					21,424
Depreciation and amortization	4,382	296			4,678
Capital expenditures	12,348	275			12,623
Goodwill	64,032	15,871			79,903
Total assets	791,340	102,106	(8,682)		884,764

Three months ended October 28, 2006:
Net sales	$635,769	$23,981	$(13,317)		$646,433
Operating income (loss)	22,767	365	8		23,140
Interest expense				$2,911	2,911
Interest income				(114)	(114)
Other, net				(28)	(28)
Income before income taxes					20,371
Depreciation and amortization	4,326	229	—		4,555
Capital expenditures	4,636	124	—		4,760
Goodwill	64,033	14,011	—		78,044
Total assets	694,715	63,369	(4,009)		754,075

9.	NEW ACCOUNTING PRONOUNCEMENTS

On July 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. We did not have any unrecognized tax benefits and there was no effect on our consolidated financial statements as a result of adopting FIN 48.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2003. The tax years that remain subject to examination by state jurisdictions range from fiscal 2003 to fiscal 2006. In the normal course of business, the Company is regularly audited by U.S. federal, state and local tax authorities in various tax jurisdictions. The ultimate resolution of these matters, including those that may be resolved within the next twelve months, is not yet determinable.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

10.	SUBSEQUENT EVENTS

On November 2, 2007, the Company acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”). The maximum consideration payable in connection with the merger is $84.0 million, subject to certain adjustments set forth in the merger agreement. This acquisition was financed through borrowings under the Company’s existing credit facility. Millbrook is headquartered in Leicester, Massachusetts and distributes specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to more than 9,000 retail locations. Millbrook operates four distribution centers, over 200 fleet vehicles and has approximately 1,300 employees located throughout the United States. Millbrook’s distribution centers are located in Massachusetts, New Jersey, Florida and Arkansas. During the three months ended October 27, 2007, the Company entered into a note receivable with Millbrook in the amount of $5.0 million, which was assumed by the Company as part of the purchase price.

On November 27, 2007, the Company amended its $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent. The amendments increased the maximum borrowing base under the credit facility from $250 million to $400 million and provide the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial condition or state other “forward-looking” information. The risk factors listed in Item 1A of Part II of this report, as well as any cautionary language elsewhere in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors in Item 1A of Part II of this report and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial condition.

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. In February 2007, we announced plans to construct a new 237,000 square foot distribution center in Ridgefield, Washington, to serve as a regional distribution hub for customers in Portland, Oregon and other Northwest states. The distribution center is scheduled to commence operations in the second quarter of fiscal 2008. In August 2006, we announced plans for new facilities in Florida and Texas in the succeeding 18 to 24 months and, in March 2007, we entered into a lease agreement to rent warehouse space in central Florida. Our Sarasota, Florida warehouse opened in the first quarter of fiscal 2008. This warehouse will reduce the geographic area served by our Atlanta, Georgia facility and is expected to contribute to lower transportation costs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities.

With the opening of the Sarasota facility, we have added approximately 1,900,000 square feet to our distribution centers since fiscal 2002, representing a 100% increase in our distribution capacity. Our current capacity utilization is approximately 76%.

Net sales consists primarily of sales of natural and organic products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consists of amounts due to us from customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us for inbound transportation costs and depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expense (income) includes interest on our outstanding indebtedness, interest income and miscellaneous income and expenses. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include costs to support the purchasing department and outbound transportation expenses within our operating expenses rather than in our cost of sales.

In August 2007, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”) completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry’s and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007. On a combined basis and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 36% and 33% of our net sales for the three months ended October 27, 2007 and October 28, 2006, respectively.

On November 2, 2007, after the close of the first fiscal quarter of 2008, the Company acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”). The maximum consideration payable in connection with the merger is $84.0 million, subject to certain adjustments set forth in the merger agreement. Millbrook is headquartered in Leicester, Massachusetts and distributes specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to more than 9,000 retail locations. Millbrook operates four distribution centers, over 200 fleet vehicles and has approximately 1,300 employees located throughout the United States. Millbrook’s distribution centers are located in Massachusetts, New Jersey, Florida and Arkansas. During the three months ended October 27, 2007, the Company entered into a note receivable with Millbrook in the amount of $5.0 million, which was assumed by the Company as part of the purchase price.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $174.0 million and $160.3 million, net of the allowance for doubtful accounts of $4.5 million and $4.4 million, as of October 27, 2007 and July 28, 2007, respectively. Our notes receivable balances were $9.1 million and $4.5 million, net of the allowance of doubtful accounts of $1.4 million and $1.6 million, as of October 27, 2007 and July 28, 2007, respectively.

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

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved. For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts. Total goodwill as of October 27, 2007 and July 28, 2007 was $79.9 million.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 27, 2007	October 28, 2006
Net sales	100.0%	100.0%
Cost of sales	81.6%	80.9%

Gross profit	18.4%	19.1%

Operating expenses	15.1%	15.5%

Total operating expenses	15.1%	15.5%

Operating income	3.3%	3.6%

Other expense (income):
Interest expense	0.4%	0.5%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%

Total other expense	0.4%	0.4%*

Income before income taxes	2.9%	3.2%
Provision for income taxes	1.1%	1.2%

Net income	1.8%	1.9%*

* Total reflects rounding

Three Months Ended October 27, 2007 Compared To Three Months Ended October 28, 2006

Net Sales

Our net sales increased approximately 13.9%, or $90.0 million, to $736.4 million for the three months ended October 27, 2007, from $646.4 million for the three months ended October 28, 2006. This increase was primarily due to organic growth (growth excluding the impact of acquisitions) in our wholesale division of $89.0 million. Our organic growth is due to the continued growth of the natural products industry in general and the opening of new distribution centers, which allows us to carry a broader selection of products. In addition, 4.2% of our 13.9% increase in net sales was a result of our expanded Whole Foods Market relationship in the Southern Pacific region of the United States.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 36% and 33% of our net sales for the three months ended October 27, 2007 and October 28, 2006, respectively. The Henry’s and Sun Harvest locations divested by Whole Foods Market remain as our customers.

The following table lists the percentage of sales by customer type for the three months ended October 27, 2007 and October 28, 2006:

Customer type	Percentage of Net Sales
	2007	2006
Independently owned natural products retailers	43%	45%
Supernatural chains	36%	33%
Conventional supermarkets	16%	18%
Other	5%	4%

Sales to Henry’s and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward. This reclassification resulted in an increase in sales in the supermarket channel of 2% and a decrease in sales in the supernatural channel of 2% for the three months ended October 28, 2006. Sales in the supermarket channel were negatively impacted for the three months ended October 27, 2007 by the loss of a key customer.

Gross Profit

Our gross profit increased approximately 9.6%, or $11.9 million, to $135.5 million for the three months ended October 27, 2007, from $123.6 million for the three months ended October 28, 2006. Our gross profit as a percentage of net sales was 18.4% and 19.1% for the three months ended October 27, 2007 and October 28, 2006, respectively. The decrease in gross profit as a percentage of net sales was due primarily to the impact of new customer contracts and changes in our sales channel mix. We intend to increase our emphasis on sales of branded products, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 10.8%, or $10.8 million, to $111.3 million for the three months ended October 27, 2007, from $100.4 million for the three months ended October 28, 2006. The increase in total operating expenses for the three months ended October 27, 2007 was due primarily to increases in infrastructure and personnel costs within our wholesale division of approximately $6.3 million to support our continued sales growth as well as $2.3 million of costs associated with starting up the Sarasota, Florida and Ridgefield, Washington facilities. Total operating expenses for both the three months ended October 27, 2007 and October 28, 2006 includes share-based compensation expense of $1.0 million.

As a percentage of net sales, total operating expenses decreased to approximately 15.1% for the three months ended October 27, 2007, from approximately 15.5% for the three months ended October 28, 2006. The decrease in operating expenses as a percentage of net sales was attributable to further leveraging our fixed operating costs due to our increased sales, improved operations in our Select Nutrition division and improved operations at certain locations within our Albert’s Organics division. We expect these efficiencies to continue to lower operating expenses relative to sales over the long-term. We also expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income increased approximately 4.6%, or $1.1 million, to $24.2 million for the three months ended October 27, 2007, from $23.1 million for the three months ended October 28, 2006. As a percentage of net sales, operating income was 3.3% for the three months ended October 27, 2007, compared to 3.6% for the three months ended October 28, 2006. The decrease in operating income as a percentage of net sales is attributable to the decrease in gross profit as a percentage of net sales for the three months ended October 27, 2007, compared to the three months ended October 28, 2006 and $2.3 million of start up costs within operating expenses for the three months ended October 27, 2007.

Other Expense (Income)

Other expense (income) was $2.8 million for the three months ended October 27, 2007 and October 28, 2006. Interest expense of $2.9 million for the three months ended October 27, 2007 represented a nominal decrease from the three months ended October 28, 2006 due to lower interest rates during the quarter which were partially offset by higher average debt levels.

Provision for Income Taxes

Our effective income tax rate was 36.7% and 39.0% for the three months ended October 27, 2007 and October 28, 2006, respectively. The decrease in the effective tax rate was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities. Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $1.1 million to $13.6 million, or $0.32 per diluted share, for the three months ended October 27, 2007, compared to $12.4 million, or $0.29 per diluted share, for the three months ended October 28, 2006.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities.

On April 30, 2004, we entered into an amended and restated four-year, $250 million revolving credit facility with a bank group that was led by Bank of America Business Capital (formerly Fleet Capital Corporation) as the administrative agent. This credit facility replaced an existing $150 million revolving credit facility. The terms and conditions of our amended and restated credit facility provide us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. We further amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%. We further amended this facility effective as of November 27, 2007, after the end of the first quarter of fiscal 2008, to increase the maximum borrowing base to $400 million, with a one-time option, subject to approval by the lenders under the facility, to increase the borrowing base by up to an additional $50 million. Our amended and restated credit facility, which, as a result of the recent amendments, matures on November 27, 2012, supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of October 27, 2007 (prior to the most recent amendments to the credit facility), our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $85.4 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement to increase the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. In connection with the amendments to our amended and restated revolving credit facility, effective November 27, 2007, we amended the term loan agreement to conform certain covenants to the corresponding covenants in our amended and restated revolving credit facility. As of October 27, 2007, approximately $65.2 million was outstanding under the term loan agreement.

We believe that our capital expenditure requirements for fiscal 2008 will be between $50 and $55 million. We expect to finance these requirements with cash generated from operations and the use of our existing credit facilities. These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base. We believe that our future capital expenditure requirements will be similar to our anticipated fiscal 2008 requirements, as a percentage of net sales, as we plan to continue to invest in our growth by upgrading our infrastructure and expanding our facilities. Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $19.0 million for the three months ended October 27, 2007, and was the result of net income of $13.6 million, the change in cash collected from customers net of cash paid to vendors and a $52.2 million investment in inventory. The increase in accounts payable and inventory levels primarily related to increased sales and building inventory in anticipation of the planned opening of our Ridgefield, Washington facility in December 2007, as well as high inventory levels in our Atlanta, Georgia facility, which will be reduced over time following the opening of our Sarasota, Florida facility at the end of September 2007. Days in inventory was 51 days at October 27, 2007 and 48 days at October 28, 2006. Days sales outstanding improved to 21 days at October 27, 2007, compared to 22 days at October 28, 2006. Net cash used in operations was $17.2 million for the three months ended October 28, 2006, which reflected a $43.0 million investment in inventory that was partially offset by an increase in net income and a change in cash paid to vendors, net of cash collected from customers. Working capital increased by $5.4 million, or 2.5%, to $221.9 million at October 27, 2007, compared to working capital of $216.5 million at July 28, 2007.

Net cash used in investing activities increased $13.5 million to $18.3 million for the three months ended October 27, 2007, compared to $4.8 million for the same period in 2006. This increase was primarily due to purchases of acquired businesses of $0.7 million and increased capital expenditures of $7.9 million related to our Sarasota, Florida and Ridgefield, Washington facilities as well as solar power projects at our Rocklin, California and Dayville, Connecticut facilities, and a $5.0 million loan receivable recorded in the three months ended October 27, 2007. This loan receivable was assumed by the Company as part of the purchase price for our acquisition of Millbrook, which closed on November 2, 2007.

Net cash provided by financing activities was $39.7 million for the three months ended October 27, 2007, primarily due to the increase in our bank overdraft and proceeds from borrowings under notes payable, offset partially by repayments on long-term debt. Net cash provided by financing activities was $10.4 million for the three months ended October 28, 2006, primarily due to $10.0 million in proceeds from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from the exercise of stock options. This increase was partially offset by $8.5 million in net repayments on our amended and restated credit facility and long-term debt.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion. We did not make any such common stock repurchases in the three months ended October 27, 2007 or October 28, 2006.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 5.12% as of October 27, 2007. The swap agreement qualifies as an “effective” hedge under SFAS 133.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At October 27, 2007, we had no outstanding commodity swap agreements. At October 28, 2006, we had two outstanding commodity swap agreements, which matured on October 31, 2006 and June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2007.

SEASONALITY

In the fiscal years ended July 28, 2007 and July 29, 2006, we experienced a slight sequential decline in sales from the third fiscal quarter to the fourth fiscal quarter. This may indicate that our business is developing some seasonality during late spring and early summer months. Additionally, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, demand for natural products, supply shortages and general economic conditions.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We adopted FIN 48 on July 29, 2007. The cumulative effect of our adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 5 to the condensed consolidated financial statements, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations for a portion of our debt, and from time to time use commodity swap agreements to hedge a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2007.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)	Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Quarterly Report on Form 10-Q. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

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

We depend heavily on our principal customer

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market in the Southern Pacific region of the United States, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve. We began expanding our relationship with Whole Foods Market for this region in January 2007. In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We are currently in the process of extending the terms of the distribution agreement with Whole Foods Market to Wild Oats Market stores. Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry’s and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007. On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 36% and 33% of our net sales for the three months ended October 27, 2007 and October 28, 2006, respectively. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations.

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

Our acquisition strategy poses risks to our business

We continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies acquired in our acquisitions and mergers.

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

We may have difficulty managing our growth

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

Increased fuel costs may have a negative impact on our results of operations

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We have no existing derivative agreements at October 27, 2007 and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes.

Our access to capital and the cost of that capital may have a material adverse effect on our business, financial condition or results of operations

As of October 27, 2007, we had an amended and restated $250 million secured revolving credit facility, under which borrowings accrues interest, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or one-month LIBOR plus 0.75%, which was scheduled to mature on March 31, 2008. As of October 27, 2007, our borrowing base, based on accounts receivable and inventory levels, was $250.0 million, with remaining availability of $85.4 million. As of November 27, 2007, we amended our revolving credit facility to increase the maximum borrowing base to $400 million with a one-time option, subject to approval by the lenders under the facility, to increase the borrowing base by up to an additional $50 million. As of November 30, 2007, we have borrowed an additional $79 million under the facility to fund our acquisition of Distribution Holdings, Inc. on November 2, 2007, as well as additional amounts to fund working capital needs. In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement to increase the principal amount from $30 million to $40 million under the existing terms and conditions. In July 2005, we further amended the term loan agreement, which further increased the principal amount from $40 million to a maximum of up to $75 million and which reduced the interest rate on borrowings to one-month LIBOR plus 1.00%. The term loan is repayable over seven years from the date of amendment, based on a fifteen-year amortization schedule, and the amendment did not affect any of the other terms and conditions under the loan agreement. As of October 27, 2007, $65.2 million was outstanding under the term loan agreement.

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

Our operating results are subject to significant fluctuations

Our operating results may vary significantly from period to period due to:

•	demand for natural products;
•	changes in our operating expenses, including in fuel and insurance;
•	management’s ability to execute our business and growth strategies;
•	changes in customer preferences and demands for natural products, including levels of enthusiasm for health, fitness and environmental issues;
•	fluctuation of natural product prices due to competitive pressures;
•	personnel changes;
•	general economic conditions;

•	supply shortages, including due to a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;
•	volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise; and
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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services certain key management employees. Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

As of October 27, 2007, we had approximately 5,000 full and part-time employees. An aggregate of approximately 6% of our total employees, or approximately 300 of the employees at our Auburn, Washington, Iowa City, Iowa and Edison, New Jersey facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, and Iowa City, Iowa agreements expire in June 2008, February 2009 and July 2009, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
10.34	Merger Agreement, dated as of October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated: December 6, 2007