Form 10-Q
period 2008-03-03
UNITED NATURAL FOODS INC
filed 2008-03-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of February 29, 2008, there were 43,099,618 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	January 26,	July 28,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$25,183	$17,010
Accounts receivable, net of allowance of $5,715 and $4,416, respectively	184,409	160,329
Notes receivable, trade, net of allowance of $68 and $44, respectively	1,338	1,836
Inventories	393,745	312,377
Prepaid expenses and other current assets	16,757	8,199
Assets held for sale	-	5,935
Deferred income taxes	9,474	9,474
Total current assets	630,906	515,160

Property & equipment, net	210,925	185,083

Other assets:
Goodwill	179,969	79,903
Notes receivable, trade, net of allowance of $1,268 and $1,521, respectively	3,410	2,647
Intangible assets, net of accumulated amortization of $317 and $423, respectively	28,962	8,552
Other assets	10,457	9,553
Total assets	$1,064,629	$800,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	297,009	120,000
Accounts payable	171,914	134,576
Accrued expenses and other current liabilities	66,690	37,132
Current portion of long-term debt	5,068	6,934
Total current liabilities	540,681	298,642

Long-term debt, excluding current portion	61,454	65,067
Deferred income taxes	1,027	9,555
Other long-term liabilities	10,306	839
Total liabilities	613,468	374,103

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,099 issued and 42,871 outstanding shares at January 26, 2008; 43,051 issued and 42,822 outstanding shares at July 28, 2007	431	431
Additional paid-in capital	166,830	163,473
Unallocated shares of Employee Stock Ownership Plan	(1,121)	(1,203)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive (loss) income	(1,335)	399
Retained earnings	292,448	269,787
Total stockholders' equity	451,161	426,795
Total liabilities and stockholders' equity	$1,064,629	$800,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Net sales	$830,656	$668,545	$1,567,045	$1,314,978
Cost of sales	675,984	544,477	1,276,902	1,067,339
Gross profit	154,672	124,068	290,143	247,639

Operating expenses	135,100	101,877	246,366	202,307
Impairment on assets held for sale	-	756	-	756
Total operating expenses	135,100	102,633	246,366	203,063

Operating income	19,572	21,435	43,777	44,576

Other expense (income):
Interest expense	5,059	3,350	7,950	6,261
Interest income	(153)	(180)	(332)	(294)
Other, net	6	399	75	371
Total other expense	4,912	3,569	7,693	6,338

Income before income taxes	14,660	17,866	36,084	38,238
Provision for income taxes	5,561	6,968	13,423	14,913
Net income	$9,099	$10,898	$22,661	$23,325

Basic per share data:
Net income	$0.21	$0.26	$0.53	$0.55

Weighted average basic shares of common stock	42,676	42,438	42,645	42,299

Diluted per share data:
Net income	$0.21	$0.25	$0.53	$0.55

Weighted average diluted shares of common stock	42,884	42,848	42,860	42,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	January 26	January 27,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,661	$23,325
Adjustments to reconcile net income to net cash used in operating activites:
Depreciation and amortization	10,160	9,378
Loss on disposals of property and equipment	8	1,968
Impairment on assets held for sale	-	756
Provision for doubtful accounts	1,286	815
Share-based compensation	2,387	1,997
Gain on forgiveness of loan	(157)	-
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(13,565)	(16,083)
Inventories	(57,392)	(31,730)
Prepaid expenses and other assets	(5,727)	(10,675)
Notes receivable, trade	(265)	104
Accounts payable	(2,729)	11,843
Accrued expenses	4,371	(1,213)
Net cash used in operating activities	(38,962)	(9,515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,466)	(14,542)
Purchases of acquired businesses, net of cash acquired	(107,235)	-
Proceeds from disposals of property and equipment	165	5,441
Other investing activities	-	(1,028)
Net cash used in investing activities	(128,536)	(10,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under note payable	177,009	(2,005)
Repayments of long-term debt	(6,411)	(2,999)
Increase in bank overdraft	4,102	2,283
Proceeds from exercise of stock options	810	6,663
Tax benefit from exercise of stock options	161	2,718
Proceeds from borrowing of long-term debt	-	10,000
Principal payments of capital lease obligations	-	(4)
Net cash provided by financing activities	175,671	16,656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,173	(2,988)
Cash and cash equivalents at beginning of period	17,010	20,054
Cash and cash equivalents at end of period	$25,183	$17,066

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,146	$6,280
Federal and state income taxes, net of refunds	$15,862	$17,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 26, 2008 (Unaudited)

1.           BASIS OF PRESENTATION

United Natural Foods, Inc. (the “Company”) is a distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States.

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

Net sales consists primarily of sales of natural, organic and specialty products to retailers adjusted for customer volume discounts, returns and allowances.  Net sales also includes amounts due to the Company from customers for shipping and handling and fuel surcharges.  The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities.  Cost of sales also includes amounts incurred by the Company for inbound transportation costs and depreciation for manufacturing equipment at the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”), and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products.  Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation and amortization expense.  Operating expenses also includes depreciation expense related to our wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2.           SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (consisting of restricted stock awards and restricted stock units).  These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Awards of restricted stock and restricted stock units to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years. As of January 26, 2008, we had approximately 0.8 million shares of common stock reserved for future issuance under our share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period.  The Company recognized share-based compensation expense for the three months ended January 26, 2008 and January 27, 2007 of $1.4 million and $1.0 million, respectively.  For the six months ended January 26, 2008 and January 27, 2007, the Company recognized $2.4 million and $2.0 million, respectively, of share-based compensation expense.  The effect on net income from recognizing share-based compensation for the three months ended January 26, 2008 and January 27, 2007 was $0.9 million, or $0.02 per basic and diluted share, and $0.6 million, or $0.01 per basic and diluted share, respectively.  The effect on net income from recognizing share-based compensation for the six months ended January 26, 2008 and January 27, 2007 was $1.5 million, or $0.035 per basic and diluted share, and $1.2 million, or $0.03 per basic and diluted share, respectively.  The Company recorded related tax benefits for the six months ended January 26, 2008 and January 27, 2007 of $0.2 million and $2.7 million, respectively.

As of January 26, 2008, there was $12.3 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option, restricted stock and restricted stock unit awards).  This cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average grant-date fair value of options granted during the six months ended January 26, 2008 and January 27, 2007 was $7.35 and $10.55, respectively.  The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months and six months ended January 26, 2008 and January 27, 2007, respectively:

	Three months ended		Six months ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Expected volatility	32.7%	34.6%	32.7%	34.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	3.1%	4.5%	3.1%	4.5%
Expected life	3.0 years	3.0 years	3.0 years	3.0 years

Our computation of expected volatility is based on the historical volatility of the Company’s stock price.  Our computation of expected life is based on historical exercise patterns and other factors.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.           ACQUISITIONS

During the six months ended January 26, 2008, the Company acquired substantially all of the assets and liabilities of three companies outside of the wholesale segment.  The total cash consideration paid for these product lines was approximately $21.5 million, in addition to approximately $0.9 million of holdbacks and other contingent payments recorded in accrued expenses in the consolidated balance sheets.  No goodwill was recorded in connection with these acquisitions.  Other intangible assets acquired were $20.5 million.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

On November 2, 2007, the Company acquired Distribution Holdings, Inc. (“DHI”) and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”).  Total cash consideration paid in connection with the merger was $85.4 million, subject to certain adjustments set forth in the merger agreement.  During the three months ended October 27, 2007, the Company entered into a note receivable from DHI in the amount of $5.0 million, which was assumed by the Company as part of the purchase price.  This acquisition was financed through borrowings under the Company’s existing revolving credit facility, which was amended in November 2007 to increase the Company’s maximum borrowing base thereunder.  See “Note 8: Long-Term Debt” for a description of these amendments.

The Company is in the process of making the final purchase price allocation for the Millbrook acquisition and plans to engage a third party valuation firm to independently appraise the fair value of certain assets acquired.  The following table presents the preliminary allocation of fair values of assets and liabilities recorded in connection with the Millbrook acquisition (in thousands):

Cash	$(142)
Accounts receivable	10,466
Inventories	22,714
Prepaid expenses and other current assets	2,280
Property & equipment, net	8,097
Goodwill	100,066
Other assets	1,048
144,529
Accounts payable	35,485
Accrued expenses and other current liabilities	22,044
Other long-term liabilities	1,618
Cash consideration paid	$85,382

Results of operations of the acquired companies have been included in the Company’s consolidated statements of income since the respective dates of acquisition.  The following table presents the Company’s unaudited pro forma results of operations assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2007 (in thousands). These pro forma results are not necessarily indicative of the results that will occur in future periods.

	Three months ended		Six months ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Net sales	$833,505	$757,240	$1,639,789	$1,487,655
Income before income taxes	15,167	17,585	26,103	37,224
Net income	9,414	10,775	16,290	22,810

Earnings per common share:
Basic	$0.22	$0.25	$0.38	$0.54
Diluted	$0.22	$0.25	$0.38	$0.53

4.           EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended

(In thousands)	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Basic weighted average shares outstanding	42,676	42,438	42,645	42,299
Net effect of dilutive stock options based upon the treasury stock method	208	410	215	434

Diluted weighted average shares outstanding	42,884	42,848	42,860	42,733

There were 740,814 and 307,540 anti-dilutive stock options outstanding for the three months ended January 26, 2008 and January 27, 2007, respectively. For the six months ended January 26, 2008 and January 27, 2007, there were 742,314 and 311,040 anti-dilutive stock options outstanding, respectively.  These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

5.           DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50.0 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50.0 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  One-month LIBOR was 4.60% and 5.32% as of January 26, 2008 and January 27, 2007, respectively.

The Company may from time to time enter into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At January 26, 2008, the Company had no outstanding commodity swap agreements.  At January 27, 2007, the Company had one outstanding commodity swap agreement which matured on June 30, 2007.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss).  The Company does not enter into derivative agreements for trading purposes.

6.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended January 26, 2008 and January 27, 2007 amounted to approximately $7.8 million and $11.3 million, respectively.  Total comprehensive income for the six months ended January 26, 2008 and January 27, 2007 was approximately $20.9 million and $21.9 million, respectively.  Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement and for the three months ended January 27, 2007, the commodity swap agreement discussed in Note 5.  For the three months ended January 26, 2008 and January 27, 2007, the change in fair value of these financial instruments was $2.0 million pre-tax loss ($1.3 million after-tax loss) and $0.6 million pre-tax gain ($0.4 million after-tax gain), respectively. The change in fair value of these derivative financial instruments was $2.8 million pre-tax loss ($1.7 million after-tax loss) and $2.3 million pre-tax loss ($1.4 million after-tax loss) for the six months ended January 26, 2008 and January 27, 2007, respectively.

7.           ASSETS HELD FOR SALE

In the year ended July 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, determined to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million with respect to that facility.   The impairment loss was recognized based on management’s estimate of fair value of the facility, less costs of disposal.  As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.  During the three months ended January 26, 2008, the Company decided not to sell the second Auburn, California facility and related assets due to a need for additional warehouse space in northern California.  This resulted in the recording of catch up depreciation of $0.2 million during the three months ended January 26, 2008 and the reclassification of $5.9 million of assets held for sale to property and equipment, net.

8.           LONG-TERM DEBT

On November 2, 2007 and on November 27, 2007, the Company amended its $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendments entered into on November 2, 2007 temporarily increased the maximum borrowing base under the credit facility from $250 million to $270 million.  The amendments entered into on November 27, 2007 increased the maximum borrowing base under the credit facility from $270 million to $400 million and provide the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at the Company’s option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.

9.           BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment.  These operating divisions have similar products and services, customer channels, distribution methods and historical margins.  The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce, and related products in the United States.  The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments.  Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions.  Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.”  “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging nuts, seeds, dried fruit and snack items.  “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended January 26, 2008:
Net sales	$819,278	$31,122	$(19,744)		$830,656
Operating income (loss)	20,333	(433)	(328)		19,572
Interest expense				$5,059	5,059
Interest income				(153)	(153)
Other, net				6	6
Income before income taxes					14,660
Depreciation and amortization	5,196	286			5,482
Capital expenditures	8,700	142			8,842
Goodwill	164,098	15,871			179,969
Total assets	943,336	129,962	(8,669)		1,064,629

Three months ended January 27, 2007:
Net sales	$657,560	$28,988	$(18,003)		$668,545
Operating income (loss)	22,490	1,058	(2,113)		21,435
Interest expense				$3,350	3,350
Interest income				(180)	(180)
Other, net				399	399
Income before income taxes					17,866
Depreciation and amortization	4,585	238	-		4,823
Goodwill	64,032	14,012			78,044
Capital expenditures	9,565	216	-		9,781
Total assets	681,598	78,452	(7,627)		752,423

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Six months ended January 26, 2008:
Net sales	$1,544,007	$62,900	$(39,862)		$1,567,045
Operating income (loss)	43,393	841	(457)		43,777
Interest expense				$7,950	7,950
Interest income				(332)	(332)
Other, net				75	75
Income before income taxes					36,084
Depreciation and amortization	9,578	582			10,160
Capital expenditures	21,048	418			21,466
Goodwill	164,098	15,871			179,969
Total assets	943,336	129,962	(8,669)		1,064,629

Six months ended January 27, 2007:
Net sales	$1,293,330	$52,969	$(31,321)		$1,314,978
Operating income (loss)	45,256	1,423	(2,103)		44,576
Interest expense				$6,261	6,261
Interest income				(294)	(294)
Other, net				371	371
Income before income taxes					38,238
Depreciation and amortization	8,911	467	-		9,378
Capital expenditures	14,202	340	-		14,542
Goodwill	64,032	14,012			78,044
Total assets	681,598	78,452	(7,627)		752,423

10.           NEW ACCOUNTING PRONOUNCEMENTS

On July 29, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return.  The first step is a determination of whether the tax position should be recognized in the financial statements.  The second step determines the measurement of the tax position. FIN 48 also provides guidance on de-recognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure.  We did not have any unrecognized tax benefits and there was no effect on our consolidated financial statements as a result of adopting FIN 48.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions.  The Company is no longer subject to U.S. federal tax examinations for years before 2003.  The tax years that remain subject to examination by state jurisdictions range from 2001 to 2006.  In the normal course of business, the Company is regularly audited by U.S. federal, state and local tax authorities in various tax jurisdictions.  The ultimate resolution of these matters, including those that may be resolved within the next twelve months, is not yet determinable.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

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

Overview

We are a leading national distributor of natural, organic and specialty foods and related products in the United States.  In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, and the acquisition of, or merger with, natural products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products.

On November 2, 2007, we acquired Distribution Holdings, Inc. (“DHI”) and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”) for total cash consideration of $85.4 million, subject to certain adjustments set forth in the merger agreement.  Millbrook operates four distribution centers in Massachusetts, New Jersey, Florida and Arkansas and has approximately 1,100 employees located throughout the United States.  Through our Millbrook division’s four distribution centers, which provide approximately 1.6 million square feet of warehouse space, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to more than 9,000 retail locations.

We believe that the acquisition of Millbrook accomplishes several of the Company’s strategic objectives, including accelerating the Company’s expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market.  We believe that Millbrook’s customer base enhances the Company’s conventional supermarket business channel and that the organizations’ complementary product lines present opportunities for cross-selling.

We also own and operate 12 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group.  We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.  In addition, our subsidiary, Hershey Import Company, Inc. (“Hershey Imports”), specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.  Our operations are comprised of three principal divisions:

•	our wholesale division, which includes our broadline distribution business, Albert’s Organics, Millbrook and Select Nutrition;

•	our retail division, which consists of our 12 retail stores; and

•	our manufacturing division, which is comprised of Hershey Imports and our branded product lines.

In order to maintain our market leadership and improve our operating efficiencies, we continually seek to:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology; and

•	reduce geographic overlap between regions.

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs.  In January 2008, we announced plans to lease a new, 613,000 square foot distribution center in Moreno Valley, California to serve our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.  Operations are scheduled to commence during the summer of 2008.  Our new 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest states.  We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility, which we believe will contribute to lower transportation costs.  We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities.

With the opening of the Sarasota and Ridgefield facilities as well as our acquisition of four Millbrook facilities, we have added approximately 3,700,000 square feet to our distribution centers since fiscal 2002, representing a 200% increase in our distribution capacity.  Our current capacity utilization is approximately 72%.

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances.  Net sales also includes amounts due to us from customers for shipping and handling and fuel surcharges.  The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities.  Cost of sales also includes amounts incurred by us for inbound transportation costs and depreciation for manufacturing equipment at our manufacturing subsidiary, Hershey Imports, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products.  Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense.  Other expense (income) includes interest on our outstanding indebtedness, interest income and miscellaneous income and expenses.  Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include costs to support the purchasing department and outbound transportation expenses within our operating expenses rather than in our cost of sales.

In August 2007, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”) completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007.  On a combined basis and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 33.2% and 34.3% of our net sales for the three months and six months ended January 26, 2008, respectively.  On a combined basis and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 34.6% and 33.8% of our net sales for the three months and six months ended January 27, 2007, respectively.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders.  Our accounts receivable balance was $184.4 million and $160.3 million, net of the allowance for doubtful accounts of $5.7 million and $4.4 million, as of January 26, 2008 and July 28, 2007, respectively.  Our notes receivable balances were $4.7 million and $4.5 million, net of the allowance of doubtful accounts of $1.3 million and $1.6 million, as of January 26, 2008 and July 28, 2007, respectively.

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

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year.  Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.  Total goodwill as of January 26, 2008 and July 28, 2007 was $180.0 million and $79.9 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4%	81.4%	81.5%	81.2%
Gross profit	18.6%	18.6%	18.5%	18.8%

Operating expenses	16.3%	15.2%	15.7%	15.4%
Impairment on assets held for sale	0.0%	0.1%	0.0%	0.0%
Total operating expenses	16.3%	15.4%*	15.7%	15.4%

Operating income	2.4%*	3.2%	2.8%	3.4%

Other expense (income):
Interest expense	0.6%	0.5%	0.5%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.1%	0.0%	0.0%
Total other expense	0.6%	0.5%*	0.5%	0.5%

Income before income taxes	1.8%	2.7%	2.3%	2.9%

Provision for income taxes	0.7%	1.0%	0.9%	1.1%

Net income	1.1%	1.6%*	1.4%	1.8%

* Total reflects rounding

Three Months Ended January 26, 2008 Compared To Three Months Ended January 27, 2007

Net Sales

Our net sales increased approximately 24.2%, or $162.1 million, to $830.7 million for the three months ended January 26, 2008, from $668.5 million for the three months ended January 27, 2007.   This increase was primarily due to sales from our newly acquired Millbrook business of $72.3 million as well as organic growth (growth excluding the impact of acquisitions) in our wholesale division of $89.4 million.  Our organic growth is due to the continued growth of the natural products industry in general and the opening of new distribution centers, which allows us to carry a broader selection of products and reduce the distances traveled to our customers.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 33.2% and 34.6% of our net sales for the three months ended January 26, 2008 and January 27, 2007, respectively.  The Henry’s and Sun Harvest locations divested by Whole Foods Market remain our customers.

The following table lists the percentage of sales by customer type for the three months ended January 26, 2008 and January 27, 2007:

Customer type	Percentage of Net Sales
	2008	2007
Independently owned natural products retailers	41%	45%
Supernatural chains	33%	34%
Conventional supermarkets	22%	17%
Other	4%	4%

Sales to Henry’s and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward.  This reclassification resulted in an increase in sales in the supermarket channel of 1.7% and a decrease in sales in the supernatural channel of 1.7% for the three months ended January 27, 2007.  Sales in the supermarket channel were positively impacted for the three months ended January 26, 2008 by our acquisition of Millbrook and negatively impacted for the three months ended January 26, 2008 by the loss of a key customer.

Gross Profit

Our gross profit increased approximately 24.7%, or $30.6 million, to $154.7 million for the three months ended January 26, 2008, from $124.1 million for the three months ended January 27, 2007.  Our gross profit as a percentage of net sales was 18.6% for the three months ended January 26, 2008 and January 27, 2007.  Gross profit as a percentage of net sales during the three months ended January 26, 2008 was positively impacted by sales from our Millbrook business.  We expect Millbrook's full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Gross profit as a percentage of net sales during the three months ended January 26, 2008 was negatively impacted by missed forward buying opportunities that are considered temporary.  We intend to increase our emphasis on sales of branded products, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 31.6%, or $32.5 million, to $135.1 million for the three months ended January 26, 2008, from $102.6 million for the three months ended January 27, 2007.  The increase in total operating expenses for the three months ended January 26, 2008 was due primarily to increases in infrastructure and personnel costs within our wholesale division of approximately $29.5 million as a result of the Millbrook acquisition and to support our continued sales growth.  Operating expenses for the three months ended January 26, 2008 also included $0.7 million of costs associated with opening the Ridgefield, Washington facility.  Total operating expenses for the three months ended January 27, 2007 included a loss of $1.5 million related to the sale of one of our Auburn, California facilities, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale, and $0.4 million in termination fees related to the early termination of unused leased space at a facility in Minnesota.  Total operating expenses for the three months ended January 26, 2008 includes share-based compensation expense of $1.4 million.  Share-based compensation expense for the three months ended January 27, 2007 was $1.0 million.

As a percentage of net sales, total operating expenses increased to approximately 16.3% for the three months ended January 26, 2008, from approximately 15.4% for the three months ended January 27, 2007.  The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of Millbrook as well as $0.7 million of costs associated with opening the Ridgefield, Washington facility.  We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income decreased approximately 8.7%, or $1.9 million, to $19.6 million for the three months ended January 26, 2008 from $21.4 million for the three months ended January 27, 2007.  As a percentage of net sales, operating income was 2.4% for the three months ended January 26, 2008, compared to 3.2% for the three months ended January 27, 2007.  The decrease in operating income as a percentage of net sales is attributable to the increase in operating expenses as a percentage of net sales for the three months ended January 26, 2008, compared to the three months ended January 27, 2007.

Other Expense (Income)

Other expense (income) increased $1.3 million to $4.9 million for the three months ended January 26, 2008, from $3.6 million for the three months ended January 27, 2007.  Interest expense of $5.1 million for the three months ended January 26, 2008 represented an increase of 51% from the three months ended January 27, 2007 due primarily to the increase in debt levels required to fund our acquisitions of Millbrook and two branded product companies.

Debt levels also increased for the three months ended January 26, 2008 compared to the three months ended January 27, 2007 as a result of Millbrook’s working capital needs and increased inventory levels in preparation for the opening of the Sarasota, Florida and Ridgefield, Washington facilities.

Provision for Income Taxes

Our effective income tax rate was 37.9% and 39.0% for the three months ended January 26, 2008 and January 27, 2007, respectively.  The decrease in the effective income tax rate was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  This decrease was offset by an increase in our effective income tax rate due to the acquisition of Millbrook.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income decreased $1.8 million to $9.1 million, or $0.21 per diluted share, for the three months ended January 26, 2008, compared to $10.9 million, or $0.25 per diluted share, for the three months ended January 27, 2007.

Six Months Ended January 26, 2008 Compared To Six Months Ended January 27, 2007

Net Sales

Our net sales increased approximately 19.2%, or $252 million, to $1,567 million for the six months ended January 26, 2008, from $1,315 million for the six months ended January 27, 2007.  This increase was primarily due to sales from our newly acquired Millbrook business of $72.3 million as well as organic growth in our wholesale division of $178.4.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 34.3% and 33.8% of our net sales for the six months ended January 26, 2008 and January 27, 2007, respectively.  The Henry’s and Sun Harvest locations divested by Whole Foods Market remain our customers.

The following table lists the percentage of sales by customer type for the six months ended January 26, 2008 and January 27, 2007:

Customer type	Percentage of Net Sales
	2008	2007
Independently owned natural products retailers	42%	45%
Supernatural chains	34%	34%
Conventional supermarkets	20%	17%
Other	4%	4%

Sales to Henry’s and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward.  This reclassification resulted in an increase in sales in the supermarket channel of 1.6% and a decrease in sales in the supernatural channel of 1.6% for the six months ended January 27, 2007.  Sales in the supermarket channel were positively impacted for the six months ended January 26, 2008 by our acquisition of Millbrook and negatively impacted for the six months ended January 26, 2008 by the loss of a key customer.

Gross Profit

Our gross profit increased approximately 17.2%, or $42.5 million, to $290.1 million for the six months ended January 26, 2008, from $247.6 million for the six months ended January 27, 2007.  Our gross profit as a percentage of net sales was 18.5% and 18.8% for the six months ended January 26, 2008 and January 27, 2007, respectively.  Gross profit as a percentage of net sales during the six months ended January 26, 2008 was positively impacted by sales from our Millbrook business.  We expect Millbrook's full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we expect to incur higher operating expenses in providing those services.  Gross profit as a percentage of net sales during the six months ended January 26, 2008 was negatively impacted by missed forward buying opportunities that are considered temporary.  We intend to increase our emphasis on sales of branded products, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 21.3%, or $43.3 million, to $246.4 million for the six months ended January 26, 2008, from $203.1 million for the six months ended January 27, 2007.  The increase in total operating expenses for the six months ended January 26, 2008 was primarily due to increases in infrastructure and personnel costs within our wholesale division of approximately $35.2 million as a result of the Millbrook acquisition and to support our continued sales growth.  Operating expenses for the six months ended January 26, 2008 also included $3.1 million of costs associated with opening the Sarasota, Florida and Ridgefield, Washington facilities.  Total operating expenses for the three months ended January 27, 2007 included a loss of $1.5 million related to the sale of one of our Auburn, California facilities, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale, and $0.4 million in termination fees related to the early termination of unused leased space at a facility in Minnesota.  Total operating expenses for the first six months of fiscal 2008 includes share-based compensation expense of $2.4 million, compared to $2.0 million in the first six months of 2007, resulting from the adoption of SFAS 123(R).  See Note 2 to the condensed consolidated financial statements.

As a percentage of net sales, total operating expenses, increased to approximately 15.7% for the six months ended January 26, 2008, from approximately 15.4% for the six months ended January 27, 2007.  The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of Millbrook as well as $3.1 million of costs associated with starting up the Sarasota, Florida and Ridgefield, Washington facilities.  We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income decreased approximately 1.8%, or $0.8 million, to $43.8 million for the six months ended January 26, 2008, from $44.6 million for the six months ended January 27, 2007.  As a percentage of net sales, operating income was 2.8% for the six months ended January 26, 2008, compared to 3.4% for the six months ended January 27, 2007.  The decrease in operating income as a percentage of net sales is attributable to the increase in operating expenses as a percentage of net sales for the six months ended January 26, 2008, compared to the six months ended January 27, 2007.

Other Expense (Income)

Other expense (income) increased $1.4 million to $7.7 million for the six months ended January 26, 2008, from $6.3 million for the six months ended January 27, 2007.  Interest expense for the six months ended January 26, 2008 increased to $8.0 million from $6.3 million for the six months ended January 28, 2006.  The increase in interest expense was due primarily to the increase in debt levels required to fund our acquisitions of Millbrook and three branded product companies.  Debt levels also increased for the six months ended January 26, 2008 compared to the six months ended January 27, 2007 as a result of Millbrook’s working capital needs and increased inventory levels in preparation for the opening of the Ridgefield, Washington facility.

Provision for Income Taxes

Our effective income tax rate was 37.2% and 39.0% for the six months ended January 26, 2008 and January 27, 2007, respectively.  The decrease in the effective income tax rate was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  This decrease was offset by an increase in our effective income tax rate due to the acquisition of Millbrook.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income decreased $0.7 million to $22.7 million, or $0.53 per diluted share, for the six months ended January 26, 2008, compared to $23.3 million, or $0.55 per diluted share, for the six months ended January 27, 2007.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities.

On November 2, 2007 and on November 27, 2007, the Company amended its $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendments entered into on November 2, 2007 temporarily increased the maximum borrowing base under the credit facility from $250 million to $270 million.  The amendments entered into on November 27, 2007 increased the maximum borrowing base under the credit facility from $270 million to $400 million and provide the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012. Our amended credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  As of January 26, 2008, our borrowing base, based on accounts receivable and inventory levels, was $377.5 million, with remaining availability of $61.3 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  In December 2003, we amended this term loan agreement to increase the principal amount from $30 million to $40 million under the existing terms and conditions.  On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in our amended and restated revolving credit facility.  As of January 26, 2008, approximately $64.4 million was outstanding under the term loan agreement.

We believe that our capital expenditure requirements for fiscal 2008 will be between $50 and $55 million.  We expect to finance these requirements with cash generated from operations and the use of our existing credit facilities.  These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base.  We believe that our future capital expenditure requirements will be similar to our anticipated fiscal 2008 requirements, as a percentage of net sales, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $39.0 million for the six months ended January 26, 2008, and was the result of net income of $22.7 million, the change in cash collected from customers net of cash paid to vendors and a $57.4 million investment in inventory.  The increase in inventory levels primarily related to increased sales, restoring Millbrook’s inventory levels and building inventory in anticipation of the opening of our Sarasota, Florida and Ridgefield, Washington facilities in September 2007 and December 2007, respectively.  Net cash used in operations was $9.5 million for the six months ended January 27, 2007, as the result of net income of $23.3 million, the change in cash collected from customers net of cash paid to vendors and a $31.7 million investment in inventory.  Days in inventory was 52 days at January 26, 2008 and 49 days at January 27, 2007.  Days sales outstanding improved to 21 days at January 26, 2008, compared to 23 days at January 27, 2007.  Working capital decreased by $126.3 million, or 58%, to $90.2 million at January 26, 2008, compared to working capital of $216.5 million at July 28, 2007.

Net cash used in investing activities increased $118.4 million to $128.5 million for the six months ended January 26, 2008, compared to $10.1 million for the same period in 2007.  This increase was primarily due to purchases of acquired businesses, net of cash.

Net cash provided by financing activities was $175.7 million for the six months ended January 26, 2008, primarily due to new debt incurred related to our acquisition of Millbrook, the increase in our bank overdraft and proceeds from borrowings under notes payable, partially offset by repayments on long-term debt.  Net cash provided by financing activities was $16.7 million for the six months ended January 27, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million.  All shares were purchased at prevailing market prices.  We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.  We did not make any such common stock repurchases in the six months ended January 26, 2008 or January 27, 2007.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 4.6% as of January 26, 2008.  The swap agreement qualifies as an “effective” hedge under SFAS 133.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements.  We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.”  At January 26, 2008, we had no outstanding commodity swap agreements.  At January 27, 2007, we had one outstanding commodity swap agreement which matured on June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2007 except for an operating lease signed with respect to warehouse space in Moreno Valley, California.  Commitments related to that lease agreement amount to $0.2 million in fiscal year 2008, $7.0 million in fiscal years 2009 through 2011, $5.1 million in fiscal years 2012 and 2013, and $14.0 million, thereafter.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

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

(b)
Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Fair and Accurate Credit Transactions Act Litigation

The Company and its subsidiary Natural Retail Group are defendants in a purported class action filed in January 2008 in the U.S. District Court for the Middle District of Florida.  The lawsuit alleges that the Company and Natural Retail Group violated the Fair and Accurate Credit Transactions Act by printing certain information on customer sales receipts for the Company’s retail stores. The court has not set a discovery schedule in this early stage case.  The parties will file class certification briefs in the spring and summer of 2008.

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

We depend heavily on our principal customer

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth.  In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served.  In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market in the Southern Pacific region of the United States, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve.  We began expanding our relationship with Whole Foods Market for this region in January 2007.  In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  We are currently in the process of extending the terms of the distribution agreement with Whole Foods Market to Wild Oats Markets stores.  Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007.  On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 34.3% and 33.8% of our net sales for the six months ended January 26, 2008 and January 27, 2007, respectively.  As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations.

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

A significant portion of our historical growth has been achieved through acquisitions of or mergers with other distributors of natural products.  Successful integration of merger partners is critical to our future operating and financial performance.  Integration requires, among other things:

•	maintaining the customer base;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations.  In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.  For example, our acquisition of Millbrook has not yet produced the purchasing efficiencies and other synergies we expect to result from the acquisition.  Although we expect to achieve these efficiencies in future periods, we cannot assure you that we will realize any of the anticipated benefits of this or other mergers.

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

Increased fuel costs may have a negative impact on our results of operations

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results.   To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements.  Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel.  We are not party to any commodity swap agreements at January 26, 2008 and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts.  We do not enter into fuel hedge contracts for speculative purposes.

Our access to capital and the cost of that capital may have a material adverse effect on our business, financial condition or results of operations

We have an amended $400 million secured revolving credit facility, under which borrowings accrue interest, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or one-month LIBOR plus 0.75%, which matures on November 27, 2012.  As of January 26, 2007, our borrowing base, based on accounts receivable and inventory levels, was $377.5 million, with remaining availability of $61.3 million.   We have a term loan agreement in the principal amount of $75 million secured by certain real property.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan accrues at one-month LIBOR plus 1.0%.  In connection with the amendments to our amended and restated revolving credit facility, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in our amended and restated revolving credit facility.  As of January 26, 2007, $64.4 million was outstanding under the term loan agreement.

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

Union-organizing activities could cause labor relations difficulties

As of January 26, 2008, we had approximately 6,200 full and part-time employees.  An aggregate of approximately 6% of our total employees, or approximately 350 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements.  The Edison, New Jersey, Auburn, Washington, East Brunswick, New Jersey, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2008, February 2009, June 2009, March 2008 and July 2009, respectively.  We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 6, 2007, the stockholders of the Company considered and voted on two proposals:

1. Election of Directors. The stockholders elected Gordon D. Barker, Gail A. Graham and Thomas B. Simone, to serve as Class II directors until the Company’s 2010 annual meeting of stockholders. The terms of office as directors of Michael S. Funk, James P. Heffernan, Richard Antonelli and Joseph M. Cianciolo continued after the Annual Meeting. The stockholders voted in the following manner:

Name	Votes “FOR”	Votes “WITHHELD”

Gordon D. Barker	38,575,927	343,983
Gail A. Graham	38,661,693	258,217
Thomas B. Simone	37,533,250	1,386,660

2. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ended August 2, 2008. The stockholders voted in the following manner: (i) 38,532,164 votes were cast “FOR” the proposal; (ii) 270,761 votes were cast “AGAINST” the proposal; and (iii) 116,985 votes were cast to “ABSTAIN” from the proposal.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.35	Lease between Cactus Commerce, LLC, and the Registrant, dated December 3, 2007.
10.36	Third Amendment to Amended and Restated Loan and Security Agreement as of November 2, 2007.
10.37	Fourth Amendment to Amended and Restated Loan and Security Agreement as of November 27, 2007.
10.38	Sixth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 2, 2007.
10.39	Seventh Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 27, 2007.
10.40	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Richard Antonelli.
10.41	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Daniel V. Atwood.
10.42	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas A. Dziki.
10.43	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Funk.
10.44	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Carl Koch.
10.45	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Mark Shamber.
10.46	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gordon Barker.
10.47	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Joseph Cianciolo.
10.48	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gail Graham.
10.49	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and James Heffernan.
10.50	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Peter Roy.
10.51	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas Simone.
10.52	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Beaudry.
10.53	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Randle Lindberg.
10.54	Severance Agreement by and between the Registrant and Robert Sigel.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated:  March 6, 2008