Form 10-Q
period 2008-04-26
UNITED NATURAL FOODS INC
filed 2008-06-05
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2008

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

As of June 2, 2008 there were 42,873,930 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	April 26,	July 28,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$19,481	$17,010
Accounts receivable, net of allowance of $5,694 and $4,416, respectively	185,680	160,329
Notes receivable, trade, net of allowance of $68 and $44, respectively	1,544	1,836
Inventories	413,539	312,377
Prepaid expenses and other current assets	12,296	8,199
Assets held for sale	-	5,935
Deferred income taxes	9,474	9,474
Total current assets	642,014	515,160

Property & equipment, net	218,899	185,083

Other assets:
Goodwill	181,692	79,903
Notes receivable, trade, net of allowance of $1,157 and $1,521, respectively	2,870	2,647
Intangible assets, net of accumulated amortization of $425 and $423, respectively	28,877	8,552
Other assets	10,258	9,553
Total assets	$1,084,610	$800,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$295,000	$120,000
Accounts payable	182,097	134,576
Accrued expenses and other current liabilities	64,880	37,132
Current portion of long-term debt	4,995	6,934
Total current liabilities	546,972	298,642

Long-term debt, excluding current portion	60,231	65,067
Deferred income taxes	1,201	9,555
Other long-term liabilities	10,454	839
Total liabilities	618,858	374,103

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,103 issued and 42,874 outstanding shares at April 26, 2008; 43,051 issued and 42,822 outstanding shares at July 28, 2007	431	431
Additional paid-in capital	168,088	163,473
Unallocated shares of Employee Stock Ownership Plan	(1,081)	(1,203)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive (loss) income	(1,041)	399
Retained earnings	305,447	269,787
Total stockholders' equity	465,752	426,795
Total liabilities and stockholders' equity	$1,084,610	$800,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007

Net sales	$886,962	$732,516	$2,454,007	$2,047,494
Cost of sales	721,119	602,573	1,998,021	1,669,912
Gross profit	165,843	129,943	455,986	377,582

Operating expenses	141,018	104,818	387,384	307,126
Impairment on assets held for sale	-	-	-	756
Total operating expenses	141,018	104,818	387,384	307,882

Operating income	24,825	25,125	68,602	69,700

Other expense (income):
Interest expense	4,186	3,021	12,137	9,282
Interest income	(140)	(324)	(472)	(618)
Other, net	80	(39)	154	332
Total other expense	4,126	2,658	11,819	8,996

Income before income taxes	20,699	22,467	56,783	60,704
Provision for income taxes	7,700	8,762	21,123	23,675
Net income	$12,999	$13,705	$35,660	$37,029

Basic per share data:
Net income	$0.30	$0.32	$0.84	$0.87

Weighted average basic shares of common stock	42,727	42,595	42,678	42,396

Diluted per share data:
Net income	$0.30	$0.32	$0.83	$0.87

Weighted average diluted shares of common stock	42,847	42,884	42,858	42,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	April 26,	April 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,660	$37,029
Adjustments to reconcile net income to net cash (used in) provided by operating activites:
Depreciation and amortization	15,694	13,793
Loss on disposals of property and equipment	8	1,999
Impairment on assets held for sale	-	756
Provision for doubtful accounts	1,665	1,008
Share-based compensation	3,503	2,956
Gain on forgiveness of loan	(157)	-
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(15,215)	(20,808)
Inventories	(77,007)	(43,391)
Prepaid expenses and other assets	(1,080)	(5,688)
Notes receivable, trade	69	409
Accounts payable	2,074	25,829
Accrued expenses	(1,663)	(2,029)
Income taxes payable	923	636
Net cash (used in) provided by operating activities	(35,526)	12,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,024)	(20,684)
Purchases of acquired businesses, net of cash acquired	(107,726)	(6,470)
Proceeds from disposals of property and equipment	-	5,448
Other investing activities	-	(1,042)
Net cash used in investing activities	(139,750)	(22,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under note payable	175,000	(11,004)
Repayments of long-term debt	(7,754)	(4,438)
Increase in bank overdraft	9,482	6,246
Proceeds from exercise of stock options	848	7,086
Tax benefit from exercise of stock options	171	2,853
Proceeds from borrowing of long-term debt	-	10,000
Principal payments of capital lease obligations	-	(4)
Net cash provided by financing activities	177,747	10,739
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,471	490
Cash and cash equivalents at beginning of period	17,010	20,054
Cash and cash equivalents at end of period	$19,481	$20,544

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,431	$9,235
Federal and state income taxes, net of refunds	$18,877	$19,771
Supplemental disclosure of noncash investing and financing activities:
Fair value of assets acquired	$-	$8,498
Cash paid for assets	-	(5,498)
Liabilities incurred	$-	$3,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 26, 2008 (Unaudited)

1.      BASIS OF PRESENTATION

United Natural Foods, Inc. (the “Company”) is a distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Net sales consists primarily of sales of natural, organic and specialty products to retailers adjusted for customer volume discounts, returns and allowances.  Net sales also includes amounts due to the Company from customers for shipping and handling and fuel surcharges.  The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities.  Cost of sales also includes amounts incurred by the Company’s manufacturing segment, Hershey Import Company, Inc. (“Hershey Imports”) for inbound transportation costs and depreciation for manufacturing equipment, and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products.  Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery (including shipping and handling), selling, occupancy, insurance, administrative, share-based compensation and amortization expense.  Operating expenses also includes depreciation expense related to our wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, and miscellaneous income and expenses.

2.      SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (consisting of awards of restricted stock and restricted stock units).  These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Awards of restricted stock and restricted stock units to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years.  As of April 26, 2008, we had approximately 0.8 million shares of common stock reserved for future issuance under our share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period.  The Company recognized share-based compensation expense for the three months ended April 26, 2008 and April 28, 2007 of $1.1 million and $1.0 million, respectively.  For the nine months ended April 26, 2008 and April 28, 2007, the Company recognized $3.5 million and $3.0 million, respectively, of share-based compensation expense.  The effect on net income from recognizing share-based compensation for the three months ended April 26, 2008 and April 28, 2007 was $0.7 million, or $0.02 per basic and diluted share, and $0.6 million, or $0.01 per basic and diluted share, respectively.  The effect on net income from recognizing share-based compensation for the nine months ended April 26, 2008 and April 28, 2007 was $2.2 million, or $0.05 per basic and diluted share, and $1.8 million, or $0.04 per basic and diluted share, respectively.  The Company recorded related tax benefits for the nine months ended April 26, 2008 and April 28, 2007 of $0.2 million and $2.9 million, respectively.

As of April 26, 2008, there was $11.0 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option, restricted stock and restricted stock unit awards).  This cost is expected to be recognized over a weighted-average period of 1.8 years.

There were no option awards granted during the three months ended April 26, 2008.  The weighted average grant-date fair value of options granted during the nine months ended April 26, 2008 and April 28, 2007 was $7.34 and $10.53, respectively.  The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months and nine months ended April 26, 2008 and April 28, 2007, respectively:

	Three months ended		Nine months ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Expected volatility	-	33.7%	32.7%	34.6%
Dividend yield	-	0.0%	0.0%	0.0%
Risk free interest rate	-	4.6%	3.1%	4.5%
Expected life	-	3.0 years	3.0 years	3.0 years

Our computation of expected volatility is based on the historical volatility of the Company’s stock price.  Our computation of expected life is based on historical exercise patterns and other factors.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.      ACQUISITIONS

During the nine months ended April 26, 2008, the Company acquired substantially all of the assets and liabilities of three companies and one retail store outside of the wholesale segment.  The total cash consideration paid for these product lines and retail store was approximately $22.2 million, in addition to approximately $1.1 million of holdbacks recorded in accrued expenses in the consolidated balance sheets.  No goodwill was recorded in connection with the product line acquisitions.  Goodwill of $0.6 million was recorded in connection with the retail store acquisition.  Other intangible assets acquired were $20.5 million.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

On November 2, 2007, the Company acquired Distribution Holdings, Inc. (“DHI”) and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”).  Total cash consideration paid in connection with the merger was $85.4 million, including the $84.0 million purchase price and $1.4 million of related transaction fees incurred, subject to certain adjustments set forth in the merger agreement.  Prior to the acquisition and during the three months ended October 27, 2007, the Company entered into a note receivable from DHI in the amount of $5.0 million, which was assumed by the Company as part of the purchase price.  This acquisition was financed through borrowings under the Company’s existing revolving credit facility, which was amended in November 2007 to increase the Company’s maximum borrowing base thereunder.  See Note 8 for a description of these amendments.

The Company is in the process of making the final purchase price allocation for the Millbrook acquisition and has engaged a third party valuation firm to independently appraise the fair value of certain assets acquired.  The following table presents the preliminary allocation of fair values of assets and liabilities recorded in connection with the Millbrook acquisition (in thousands):

Cash	$(142)
Accounts receivable	10,466
Inventories	22,714
Prepaid expenses and other current assets	2,280
Property & equipment, net	8,097
Goodwill	101,171
Other assets	8,548
153,134
Accounts payable	35,485
Accrued expenses and other current liabilities	23,062
Other long-term liabilities	9,205
Cash consideration paid	$85,382

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

	Three months ended		Nine months ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Net sales	$887,011	$817,314	$2,828,640	$2,606,732
Income before income taxes	20,699	20,913	47,522	58,077
Net income	12,918	12,815	29,657	35,588

Earnings per common share:
Basic	$0.30	$0.30	$0.69	$0.84
Diluted	$0.30	$0.30	$0.69	$0.83

4.      EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended

(In thousands)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Basic weighted average shares outstanding	42,727	42,595	42,678	42,396

Net effect of dilutive stock options based upon the treasury stock method	120	289	180	388

Diluted weighted average shares outstanding	42,847	42,884	42,858	42,784

There were 895,218 and 321,040 anti-dilutive stock options outstanding for the three months ended April 26, 2008 and April 28, 2007, respectively.  For the nine months ended April 26, 2008 and April 28, 2007, there were 892,218 and 309,040 anti-dilutive stock options outstanding, respectively.  These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

5.      DERIVATIVE FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness totaling $50.0 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  One-month LIBOR was 2.70% and 5.32% as of April 26, 2008 and April 28, 2007, respectively.

The Company may from time to time enter into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of the Company’s expected fuel usage for the periods set forth in the agreements. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” At April 26, 2008, the Company had no outstanding commodity swap agreements.  At April 28, 2007, the Company had one outstanding commodity swap agreement which matured on June 30, 2007.

Interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss).  The Company does not enter into derivative agreements for trading purposes.

6.      COMPREHENSIVE INCOME

Total comprehensive income for the three months ended April 26, 2008 and April 28, 2007 amounted to approximately $13.3 million and $14.0 million, respectively.  Total comprehensive income for the nine months ended April 26, 2008 and April 28, 2007 was approximately $34.2 million and $36.0 million, respectively.  Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement and for the three months ended April 28, 2007, the commodity swap agreement discussed in Note 5.  For both the three months ended April 26, 2008 and April 28, 2007, the change in fair value of these financial instruments was a $0.5 million pre-tax gain ($0.3 million after-tax gain).  The change in fair value of these derivative financial instruments was a $2.3 million pre-tax loss ($1.4 million after-tax loss) and a $1.7 million pre-tax loss ($1.1 million after-tax loss) for the nine months ended April 26, 2008 and April 28, 2007, respectively.

7.      ASSETS HELD FOR SALE

In the year ended July 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, determined to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million with respect to that facility.   The impairment loss was recognized based on management’s estimate of fair value of the facility, less costs of disposal.  As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.  During the nine months ended April 26, 2008, the Company decided not to sell the second Auburn, California facility and related assets due to a need for additional warehouse space in northern California.  This resulted in the recording of catch up depreciation of $0.2 million during the nine months ended April 26, 2008 and the reclassification of $5.9 million of assets held for sale to property and equipment, net.

8.      DEBT

On November 2, 2007, the Company amended its $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendment temporarily increased the maximum borrowing base under the credit facility from $250 million to $270 million.

On November 27, 2007, the Company amended its $270 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendment increased the maximum borrowing base under the credit facility from $270 million to $400 million and provides the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at the Company’s option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012.

In connection with the amendments to the amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, the Company amended its term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes the amended and restated revolving credit facility (the “Amended Credit Agreement”).

The Company further amended the Amended Credit Agreement and the term loan agreement following the end of its fiscal quarter ended April 26, 2008.  See Note 11 for additional information regarding these amendments.

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

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended April 26, 2008:
Net sales	$870,188	$39,026	$(22,252)		$886,962
Operating income (loss)	27,496	(1,890)	(781)		24,825
Interest expense				$4,186	4,186
Interest income				(140)	(140)
Other, net				80	80
Income before income taxes					20,699
Depreciation and amortization	5,246	289			5,535
Capital expenditures	10,135	424			10,559
Goodwill	165,203	16,489			181,692
Total assets	975,827	118,780	(9,997)		1,084,610

Three months ended April 28, 2007:
Net sales	$720,219	$30,486	$(18,189)		$732,516
Operating income (loss)	26,475	196	(1,546)		25,125
Interest expense				$3,021	3,021
Interest income				(324)	(324)
Other, net				(39)	(39)
Income before income taxes					22,467
Depreciation and amortization	4,165	250	-		4,415
Goodwill	64,032	15,868			79,900
Capital expenditures	3,520	2,623	-		6,143
Total assets	697,759	87,662	(7,828)		777,593

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Nine months ended April 26, 2008:
Net sales	$2,414,195	$101,926	$(62,114)		$2,454,007
Operating income (loss)	70,890	(1,050)	(1,238)		68,602
Interest expense				$12,137	12,137
Interest income				(472)	(472)
Other, net				154	154
Income before income taxes					56,783
Depreciation and amortization	14,823	871			15,694
Capital expenditures	31,183	841			32,024
Goodwill	165,203	16,489			181,692
Total assets	975,827	118,780	(9,997)		1,084,610

Nine months ended April 28, 2007:
Net sales	$2,013,548	$83,455	$(49,509)		$2,047,494
Operating income (loss)	71,731	1,619	(3,650)		69,700
Interest expense				$9,282	9,282
Interest income				(618)	(618)
Other, net				332	332
Income before income taxes					60,704
Depreciation and amortization	13,076	717	-		13,793
Capital expenditures	17,721	2,963	-		20,684
Goodwill	64,032	15,868			79,900
Total assets	697,759	87,662	(7,828)		777,593

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

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions.  The Company is no longer subject to U.S. federal tax examinations for years before the Company's fiscal 2004.  The tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2002 to 2007.  In the normal course of business, the Company is regularly audited by U.S. federal, state and local tax authorities in various tax jurisdictions.  The ultimate resolution of these matters, including those that may be resolved within the next twelve months, is not yet determinable.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted.  The Company does not expect the adoption of SFAS 161 to have a material effect on the disclosures that accompany its consolidated financial statements.

11.      SUBSEQUENT EVENTS

Amendments to credit facilities

On June 4, 2008, the Company entered into amendments, which were effective as of May 28, 2008, to the Amended Credit Agreement and the term loan agreement in order to (i) waive events of default as a result of the Company’s noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the Amended Credit Agreement and the term loan agreement (the “Fixed Charge Coverage Ratio Covenants”), (ii) increase the interest rate applicable to borrowings under each of the Company’s amended and restated revolving credit facility and term loan by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the applicable Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the Amended Credit Agreement and the term loan agreement.  The Amended Credit Agreement and the term loan agreement, as amended, require the Company to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of the Company’s fiscal quarters on a rolling four quarter basis.  The principal reason for the Company’s noncompliance with the Fixed Charge Coverage Ratio Covenants was the Company’s high level of capital expenditures in the trailing twelve month period ending April 26, 2008.

Mediation of lawsuit

United Natural Foods West, Inc., a subsidiary of the Company, has been named as a defendant in a purported class action brought by a former employee in the Superior Court of California, Placer County.  The lawsuit alleges that United Natural Foods West violated certain provisions of California state employment law.  The parties have submitted the matter to mediation for possible settlement and settlement discussions are ongoing.  The Company does not believe that the ultimate settlement of this matter will have a material effect on the Company’s consolidated financial statements.

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

Overview

We are a leading national distributor of natural, organic and specialty foods and related products in the United States.  In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products.

On November 2, 2007, we acquired Distribution Holdings, Inc. (“DHI”) and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”) for total cash consideration of $85.4 million, including the $84.0 million purchase price and $1.4 million of related transaction fees, subject to certain adjustments set forth in the merger agreement.  Millbrook operates three distribution centers in Massachusetts, New Jersey, and Arkansas and has approximately 950 employees located throughout the United States.  Through our Millbrook division’s three distribution centers, which provide approximately 1.6 million square feet of warehouse space, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to more than 9,000 retail locations.

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

We also own and operate 13 retail natural products stores, located primarily in Florida, through our subsidiary, the Natural Retail Group.  We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.  In addition, our subsidiary, Hershey Import Company, Inc. (“Hershey Imports”), specializes in the importing, roasting and packaging of nuts, seeds, dried fruits and snack items.  Our operations are comprised of three principal divisions:

•	our wholesale division, which includes our broadline distribution business, Albert’s Organics, Millbrook and Select Nutrition;

•	our retail division, which consists of our 13 retail stores; and

•	our manufacturing division, which is comprised of Hershey Imports and our branded product lines.

In order to maintain our market leadership and improve our operating efficiencies, we continually seek to:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology; and

•	reduce geographic overlap between regions.

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs.  In April 2008, we announced plans to lease a new 675,000 square foot distribution center in York, Pennsylvania to serve our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia.  Operations are scheduled to commence near the end of calendar year 2008.  In January 2008, we announced plans to lease a new, 613,000 square foot distribution center in Moreno Valley, California to serve our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.  Operations are scheduled to commence during the summer of 2008.  Our new 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest states.  We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility, which we believe will contribute to lower transportation costs.  We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of facilities.

With the opening of the Sarasota and Ridgefield facilities as well as our acquisition of four Millbrook facilities, we have added approximately 3,700,000 square feet to our distribution centers since fiscal 2002, representing a 200% increase in our distribution capacity.  Our current capacity utilization is approximately 71%.

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

In August 2007, Whole Foods Market, Inc. (“Whole Foods Market”) and Wild Oats Markets, Inc. (“Wild Oats Markets”) completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007.  On a combined basis and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 32.0% and 33.5% of our net sales for the three months and nine months ended April 26, 2008, respectively.  On a combined basis and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 35.9% and 34.5% of our net sales for the three months and nine months ended April 28, 2007, respectively.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders.  Our accounts receivable balance was $185.7 million and $160.3 million, net of the allowance for doubtful accounts of $5.7 million and $4.4 million, as of April 26, 2008 and July 28, 2007, respectively.  Our notes receivable balances were $4.4 million and $4.5 million, net of the allowance of doubtful accounts of $1.2 million and $1.6 million, as of April 26, 2008 and July 28, 2007, respectively.

Insurance reserves

It is our policy to record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in the consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $13.0 million and $8.5 million as of April 26, 2008 and July 28, 2007, respectively.

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year.  Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.  Total goodwill as of April 26, 2008 and July 28, 2007 was $181.7 million and $79.9 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3%	82.3%	81.4%	81.6%
Gross profit	18.7%	17.7%	18.6%	18.4%

Operating expenses	15.9%	14.3%	15.8%	15.0%
Impairment on assets held for sale	0.0%	0.0%	0.0%	0.0%
Total operating expenses	15.9%	14.3%	15.8%	15.0%

Operating income	2.8%	3.4%	2.8%	3.4%

Other expense (income):
Interest expense	0.5%	0.4%	0.5%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.5%	0.4%	0.5%	0.4%*

Income before income taxes	2.3%	3.1%*	2.3%	3.0%

Provision for income taxes	0.9%	1.2%	0.9%	1.2%

Net income	1.5%*	1.9%	1.5%*	1.8%

* Total reflects rounding

Three Months Ended April 26, 2008 Compared To Three Months Ended April 28, 2007

Net Sales

Our net sales increased approximately 21.1%, or $154.4 million, to $887.0 million for the three months ended April 26, 2008, from $732.5 million for the three months ended April 28, 2007.   This increase was primarily due to sales from our newly acquired Millbrook business of $77.2 million as well as organic sales growth (sales growth excluding the impact of acquisitions) in our wholesale division of $72.7 million.  Our organic growth is due to the continued growth of the natural products industry in general and the opening of new distribution centers, which allows us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 32.0% and 35.9% of our net sales for the three months ended April 26, 2008 and April 28, 2007, respectively.  The Henry’s and Sun Harvest locations divested by Whole Foods Market remain our customers.

The following table lists the percentage of sales by customer type for the three months ended April 26, 2008 and April 28, 2007:

Customer type	Percentage of Net Sales
	2008	2007
Independently owned natural products retailers	41%	45%
Supernatural chains	32%	36%
Conventional supermarkets	22%	15%
Other	5%	4%

Sales to Henry’s and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward.  This reclassification resulted in an increase in sales in the supermarket channel of 1.6% and a decrease in sales in the supernatural channel of 1.6% for the three months ended April 28, 2007.

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists.  As a result of this adjustment, sales to the independents and other channels increased 1.1% and 0.5%, respectively, for the three months ended April 28, 2007 and sales to the supermarket channel decreased 1.6% for the three months ended April 28, 2007.

Compared to sales for the three months ended April 28, 2007, sales in the supermarket channel were positively impacted for the three months ended April 26, 2008 by our acquisition of Millbrook and negatively impacted for the three months ended April 26, 2008 by the loss of a key customer in the first quarter of fiscal 2008.

Gross Profit

Our gross profit increased approximately 27.6%, or $35.9 million, to $165.8 million for the three months ended April 26, 2008, from $129.9 million for the three months ended April 28, 2007.  Our gross profit as a percentage of net sales was 18.7% and 17.7% for the three months ended April 26, 2008 and April 28, 2007, respectively.  Gross profit as a percentage of net sales during the three months ended April 26, 2008 was positively impacted by sales from our Millbrook business and sales through our branded product lines.  We have worked to take advantage of forward buying opportunities during the three months ended April 26, 2008 in order to improve Millbrook’s gross margin.  We expect Millbrook's full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Gross profit as a percentage of net sales during the three months ended April 28, 2007 was negatively impacted by missed forward buying opportunities and $1.9 million of incremental inventory adjustments in our broadline distribution business. We intend to increase our emphasis on sales of branded products, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 34.5%, or $36.2 million, to $141.0 million for the three months ended April 26, 2008, from $104.8 million for the three months ended April 28, 2007.  The increase in total operating expenses for the three months ended April 26, 2008 was due primarily to increases in infrastructure, fuel and personnel costs within our wholesale division of approximately $29.7 million, as a result of the Millbrook acquisition and to support our continued sales growth.  We have been able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduce the total distance traveled to customers.  We also incurred higher operating expenses during the three months ended April 26, 2008 related to our branded product lines as we have built our infrastructure to support anticipated growing business.  Operating expenses for the three months ended April 28, 2007 included $0.5 million of increased expense related to our fuel hedging program.    The last of our fuel hedges expired in June 2007 and we have not entered into any fuel hedges during fiscal 2008.  Total operating expenses for the three months ended April 26, 2008 includes share-based compensation expense of $1.1 million.  Share-based compensation expense for the three months ended April 28, 2007 was $1.0 million.  See Note 2 to our condensed consolidated financial statements.

As a percentage of net sales, total operating expenses increased to approximately 15.9% for the three months ended April 26, 2008, from approximately 14.3% for the three months ended April 28, 2007.  The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of Millbrook, our investment in infrastructure for our branded product lines, and continued operating inefficiencies related to the opening of our Sarasota, Florida and Ridgefield, Washington distribution facilities.  Despite these inefficiencies, we expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income decreased approximately 1.2%, or $0.3 million, to $24.8 million for the three months ended April 26, 2008 from $25.1 million for the three months ended April 28, 2007.  As a percentage of net sales, operating income was 2.8% for the three months ended April 26, 2008, compared to 3.4% for the three months ended April 28, 2007.  The decrease in operating income as a percentage of net sales is attributable to the increase in operating expenses as a percentage of net sales for the three months ended April 26, 2008, compared to the three months ended April 28, 2007, which is primarily attributable to our acquisition of Millbrook.

Other Expense (Income)

Other expense (income) increased $1.5 million to $4.1 million for the three months ended April 26, 2008, from $2.7 million for the three months ended April 28, 2007.  Interest expense of $4.2 million for the three months ended April 26, 2008 represented an increase of 38.6% from the three months ended April 28, 2007 due primarily to the increase in debt levels required to fund our acquisitions of Millbrook and branded product companies.  Debt levels also increased for the three months ended April 26, 2008 compared to the three months ended April 28, 2007 as a result of Millbrook’s working capital needs and increased inventory levels in preparation for the opening of the Sarasota, Florida and Ridgefield, Washington facilities in the first and second quarters of fiscal 2008, respectively, and capital expenditures related to the future opening of our Moreno Valley, California facility.

Provision for Income Taxes

Our effective income tax rate was 37.2% and 39.0% for the three months ended April 26, 2008 and April 28, 2007, respectively.  The decrease in the effective income tax rate was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  This decrease was offset by an increase in our effective income tax rate due to the acquisition of Millbrook.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income decreased $0.7 million to $13.0 million, or $0.30 per diluted share, for the three months ended April 26, 2008, compared to $13.7 million, or $0.32 per diluted share, for the three months ended April 28, 2007.

Nine Months Ended April 26, 2008 Compared To Nine Months Ended April 28, 2007

Net Sales

Our net sales increased approximately 19.9%, or $406.5 million, to $2,454.0 million for the nine months ended April 26, 2008, from $2,047.0 million for the nine months ended April 28, 2007.  This increase was primarily due to sales from our newly acquired Millbrook distribution business of $149.6 million as well as organic growth in our wholesale division of $251.1 million.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share through our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allows us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 33.5% and 34.5% of our net sales for the nine months ended April 26, 2008 and April 28, 2007, respectively.  The Henry’s and Sun Harvest locations divested by Whole Foods Market remain our customers.

The following table lists the percentage of sales by customer type for the nine months ended April 26, 2008 and April 28, 2007:

Customer type	Percentage of Net Sales
	2008	2007
Independently owned natural products retailers	42%	45%
Supernatural chains	34%	35%
Conventional supermarkets	20%	16%
Other	4%	4%

Sales to Henry’s and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward.  This reclassification resulted in an increase in sales in the supermarket channel of 1.5% and a decrease in sales in the supernatural channel of 1.5% for the nine months ended April 28, 2007.

Sales by channel have been adjusted to properly reflect changes in customer types resulting from a review of our customer lists.  As a result of this adjustment, sales to the independents channel increased 0.4% for the nine months ended April 28, 2007 and sales to the supermarket channel decreased 0.4% for the three months ended April 28, 2007.

Compared to sales for the nine months ended April 28, 2007, sales in the supermarket channel were positively impacted for the nine months ended April 26, 2008 by our acquisition of Millbrook and negatively impacted for the nine months ended April 26, 2008 by the loss of a key customer in the first quarter of fiscal 2008.

Gross Profit

Our gross profit increased approximately 20.8%, or $78.4 million, to $456.0 million for the nine months ended April 26, 2008, from $377.6 million for the nine months ended April 28, 2007.  Our gross profit as a percentage of net sales was 18.6% and 18.4% for the nine months ended April 26, 2008 and April 28, 2007, respectively.  Gross profit as a percentage of net sales during the nine months ended April 26, 2008 was positively impacted by sales from our Millbrook business and sales through our branded product lines.  We have worked to take advantage of forward buying opportunities during the nine months ended April 26, 2008 in order to improve Millbrook’s gross margin.  We expect Millbrook’s full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Gross profit as a percentage of net sales during the nine months ended April 28, 2007 was negatively impacted by missed forward buying opportunities and $1.9 million of incremental inventory adjustments in our broadline distribution business. We intend to increase our emphasis on sales of branded products, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield relatively higher margins.

Operating Expenses

Our total operating expenses increased approximately 25.8%, or $79.5 million, to $387.4 million for the nine months ended April 26, 2008, from $307.9 million for the nine months ended April 28, 2007.  The increase in total operating expenses for the nine months ended April 26, 2008 was primarily due to increases in infrastructure, fuel and personnel costs within our wholesale division of approximately $66.2 million, as a result of the Millbrook acquisition and to support our continued sales growth.  We have been able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduce the total distance traveled to customers.  We also incurred higher operating expenses during the nine months ended April 26, 2008 related to our branded product lines as we have built our infrastructure to support anticipated growing business and $3.3 million of costs associated with opening the Sarasota, Florida and Ridgefield, Washington facilities.  Total operating expenses for the nine months ended April 28, 2007 included a loss of $1.5 million related to the sale of one of our Auburn, California facilities, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale, $0.4 million in termination fees related to the early termination of unused leased space at a facility in Minnesota, and $0.5 million of increased expense related to our fuel hedging program.  The last of our fuel hedges expired in June 2007 and we have not entered into any fuel hedges in fiscal 2008.  Total operating expenses for the first nine months of fiscal 2008 includes share-based compensation expense of $3.5 million, compared to $3.0 million in the first nine months of 2007, resulting from the adoption of SFAS 123(R).  See Note 2 to our condensed consolidated financial statements.

As a percentage of net sales, total operating expenses increased to approximately 15.8% for the nine months ended April 26, 2008, from approximately 15.0% for the nine months ended April 28, 2007.  The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of Millbrook, $3.3 million of initial costs associated with starting up the Sarasota, Florida and Ridgefield, Washington facilities as well as operating inefficiencies related to the recent opening of these facilities, and our investment in infrastructure for our branded product lines.  We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term.

Operating Income

Operating income decreased approximately 1.6%, or $1.1 million, to $68.6 million for the nine months ended April 26, 2008, from $69.7 million for the nine months ended April 28, 2007.  As a percentage of net sales, operating income was 2.8% for the nine months ended April 26, 2008, compared to 3.4% for the nine months ended April 28, 2007.  The decrease in operating income as a percentage of net sales is attributable to the increase in operating expenses as a percentage of net sales for the nine months ended April 26, 2008, compared to the nine months ended April 28, 2007, which is primarily attributable to our acquisition of Millbrook.

Other Expense (Income)

Other expense (income) increased $2.8 million to $11.8 million for the nine months ended April 26, 2008, from $9.0 million for the nine months ended April 28, 2007.  Interest expense for the nine months ended April 26, 2008 increased to $12.1 million from $9.3 million for the nine months ended April 28, 2007.  The increase in interest expense was due primarily to the increase in debt levels required to fund our acquisitions of Millbrook and branded product companies.  Debt levels also increased for the nine months ended April 26, 2008 compared to the nine months ended April 28, 2007 as a result of Millbrook’s working capital needs and increased inventory levels in preparation for the opening of the Sarasota, Florida and Ridgefield, Washington facilities in the first and second quarters of fiscal 2008, respectively, and capital expenditures related to the future opening of our Moreno Valley, California facility.

Provision for Income Taxes

Our effective income tax rate was 37.2% and 39.0% for the nine months ended April 26, 2008 and April 28, 2007, respectively.  The decrease in the effective income tax rate was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  This decrease was offset by an increase in our effective income tax rate due to the acquisition of Millbrook.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income decreased $1.4 million to $35.7 million, or $0.83 per diluted share, for the nine months ended April 26, 2008, compared to $37.0 million, or $0.87 per diluted share, for the nine months ended April 28, 2007.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendment temporarily increased the maximum borrowing base under the credit facility from $250 million to $270 million.

On November 27, 2007, we amended our $270 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent.  The amendment increased the maximum borrowing base under the credit facility from $270 million to $400 million and provides the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.   The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  As of April 26, 2008, our borrowing base, based on accounts receivable and inventory levels, was $393.5 million, with remaining availability of $72.3 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  In December 2003, we amended this term loan agreement to increase the principal amount from $30 million to $40 million under the existing terms and conditions.  On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility (the “Amended Credit Agreement”).  As of April 26, 2008, approximately $62.8 million was outstanding under the term loan agreement.

On June 4, 2008, we further amended the Amended Credit Agreement and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the Amended Credit Agreement and our term loan agreement (the “Fixed Charge Coverage Ratio Covenants”), (ii) increase the interest rate applicable to borrowings under each of our amended and restated revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the Amended Credit Agreement and the term loan agreement.  The Amended Credit Agreement and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis.  The principal reason for our noncompliance with the Fixed Charge Coverage Ratio Covenants was the high level of capital expenditures we have made in the trailing twelve month period ended April 26, 2008.  We expect to be in compliance with the Fixed Charge Coverage Ratio Covenants as of the close of our fourth quarter of fiscal 2008.

We believe that our capital expenditure requirements for fiscal 2008 will be between $50 and $55 million.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base.  We believe that our future capital expenditure requirements will be similar to our anticipated fiscal 2008 requirements, as a percentage of net sales, as we continue to invest in our growth by upgrading our infrastructure and expanding our facilities.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $35.5 million for the nine months ended April 26, 2008, and was the result of net income of $35.7 million, the change in cash collected from customers net of cash paid to vendors and a $77.0 million investment in inventory.  The increase in inventory levels primarily related to increased sales, restoring Millbrook’s inventory levels by taking advantage of forward buying opportunities to improve Millbrook’s gross profit and building inventory in anticipation of the opening of our Sarasota, Florida and Ridgefield, Washington facilities in September 2007 and December 2007, respectively.  Net cash provided by operations was $12.5 million for the nine months ended April 28, 2007, as the result of net income of $37.0 million, the change in cash collected from customers net of cash paid to vendors and a $43.4 million investment in inventory.  Days in inventory was 51 days at April 26, 2008 and 45 days at April 28, 2007.  This increase was due primarily to inventory purchased in anticipation of the opening of our Sarasota, Florida and Ridgefield, Washington distribution facilities while we worked to reduce inventory levels at the Atlanta, Georgia and Auburn, Washington facilities.  Days sales outstanding improved to 20 days at April 26, 2008, compared to 21 days at April 28, 2007.  Working capital decreased by $121.5 million, or 56%, to $95.0 million at April 26, 2008, compared to working capital of $216.5 million at July 28, 2007.

Net cash used in investing activities increased $117.0 million to $139.8 million for the nine months ended April 26, 2008, compared to $22.7 million for the same period in 2007.  This increase was primarily due to purchases of acquired businesses, net of cash.

Net cash provided by financing activities was $177.7 million for the nine months ended April 26, 2008, primarily due to new debt incurred related to our acquisition of Millbrook, the increase in our bank overdraft and proceeds from borrowings under notes payable, partially offset by repayments on long-term debt.  Net cash provided by financing activities was $10.7 million for the nine months ended April 28, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million.  All shares were purchased at prevailing market prices.  We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.  We did not make any such common stock repurchases in the nine months ended April 26, 2008 or April 28, 2007.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on a notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 2.70% as of April 26, 2008.  The swap agreement qualifies as an “effective” hedge under SFAS 133.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements.  We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.”  At April 26, 2008, we had no outstanding commodity swap agreements.  At April 28, 2007, we had one outstanding commodity swap agreement which matured on June 30, 2007.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2007 except for operating leases signed with respect to warehouse space in Moreno Valley, California and York, Pennsylvania.  Commitments related to the Moreno Valley, California lease agreement amount to $0.2 million in fiscal year 2008, $7.0 million in fiscal years 2009 through 2011, $5.1 million in fiscal years 2012 and 2013, and $14.0 million, thereafter.  Commitments related to the York, Pennsylvania lease agreement amount to $0.4 million in fiscal year 2008, $7.9 million in fiscal years 2009 through 2011, $5.6 million in fiscal years 2012 and 2013, and $21.3 million, thereafter.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted.  We do not expect the adoption of SFAS 161 to have a material effect on the disclosures that accompany our consolidated financial statements.

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

(b)
Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Fair and Accurate Credit Transactions Act Litigation

The Company and its subsidiary Natural Retail Group are defendants in a purported class action filed in January 2008 in the U.S. District Court for the Middle District of Florida.  The lawsuit alleges that the Company and Natural Retail Group violated the Fair and Accurate Credit Transactions Act by printing expiration dates on customer sales receipts for the Company’s retail stores. On May 21, 2008, the Court stayed the case for 90 days pending resolution of legislation that will limit liability in cases involving the printing of expiration dates on sales receipts.  The President signed this legislation into law on June 3, 2008.  The case remains subject to the stay pending further action by the parties.

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

We depend heavily on our principal customer

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth.  In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we will continue to serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served.  In November 2006, we entered into an amendment to that distribution agreement, under which we were named the primary wholesale natural grocery distributor to Whole Foods Market in the Southern Pacific region of the United States, which includes Southern California, Arizona and Southern Nevada, and is a region we did not previously serve.  We began expanding our relationship with Whole Foods Market for this region in January 2007.  In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  All stores previously owned by Wild Oats Markets and now owned by Whole Foods Market are subject to the terms of the distribution agreement with Whole Foods Market.  Whole Foods Market sold all thirty-five of Wild Oats Markets’ Henry’s and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007.  On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 33.5% and 34.5% of our net sales for the nine months ended April 26, 2008 and April 28, 2007, respectively.  As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations.

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

The integration process has and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations.  In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.  For example, our acquisition of Millbrook has diverted the attention of management away from our core business, not yet produced the purchasing efficiencies and other synergies we expect to result from the acquisition and negatively affected our operating expenses.  Although we expect to achieve efficiencies from this acquisition in future periods, we cannot assure you that we will realize any of the anticipated benefits of this or other mergers.

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

Increased fuel costs may have a negative impact on our results of operations

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results.   To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements.  Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel.  We are not party to any commodity swap agreements at April 26, 2008 and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts.  We do not enter into fuel hedge contracts for speculative purposes.  We also have maintained a fuel surcharge program since fiscal 2005 which allows us to pass some of our higher fuel costs through to our customers.  We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future.

The cost of the capital available to us and any limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations

We have an amended $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) plus, during the period from June 1, 2008 through the date on which we demonstrate compliance with the Fixed Charge Coverage Ratio Covenant thereunder (the “Credit Facility Noncompliance Period”), 0.25%, or (ii) one-month LIBOR plus 1.0% during the Credit Facility Noncompliance Period and one-month LIBOR plus 0.75% thereafter.  As of April 26, 2008, our borrowing base, based on accounts receivable and inventory levels, was $393.5 million, with remaining availability of $72.3 million. We have a term loan agreement in the principal amount of $75 million secured by certain real property.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan accrues at one-month LIBOR plus 1.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the Fixed Charge Coverage Ratio Covenant thereunder and one-month LIBOR plus 1.0% thereafter.  As of April 26, 2008, $62.8 million was outstanding under the term loan agreement.

In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital.  In the event that our cost of capital increases, such as during the period in which we are not in compliance with the Fixed Charge Coverage Ratio Covenants, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations

Our operating results may vary significantly from period to period due to:

•	demand for natural products;

•	changes in our operating expenses, including in fuel and insurance;

•	management’s ability to execute our business and growth strategies;

•	changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

•	fluctuation of natural product prices due to competitive pressures;

•	personnel changes;

•	general economic conditions;

•	supply shortages, including due to a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;

•	volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise; and

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

We are dependent on a number of key executives

Management of our business is substantially dependent upon the services of certain key management employees.  Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties

As of April 26, 2008, we had approximately 6,200 full and part-time employees.  An aggregate of approximately 5% of our total employees, or approximately 335 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements.  The Edison, New Jersey, Auburn, Washington, East Brunswick, New Jersey, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2008, February 2009, June 2009, March 2008 and July 2009, respectively.  We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of April 26, 2008, we were not in compliance with the Fixed Charge Coverage Ratio Covenants, and we were unable to obtain a waiver of compliance with these covenants within 30 days thereafter.  The principal reason for our noncompliance with these covenants was our high level of capital expenditures in the trailing twelve month period ended April 26, 2008.  As of April 26, 2008, we had a gross borrowing base of $393.5 million, with remaining availability of $72.3 million under our amended and restated revolving credit facility and $62.8 million of outstanding indebtedness under our term loan agreement.  On June 4, 2008, we entered into amendments to our Amended Credit Agreement and our term loan agreement, effective as of May 28, 2008, that include waivers of these events of default.  We expect to be in compliance with the Fixed Charge Coverage Ratio Covenants as of the close of our fourth quarter of fiscal 2008.  However, there can be no assurance that we will regain compliance with these covenants as of the close of our fourth quarter of fiscal 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.55	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated:  June 5, 2008