Form 10-K
period 2008-08-02
UNITED NATURAL FOODS INC
filed 2008-10-01
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2008 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Lake Road Dayville, CT 06241 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (860) 779-2800
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant was $1,028,862,216 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 25, 2008. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 25, 2008 was 42,902,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 2008 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.    BUSINESS

Overview

        We are a leading national distributor of natural, organic and specialty foods and non-food products in the United States. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customers primarily located across the United States, the majority of which can be classified into one of the following categories: independently owned natural products retailers; supernatural chains, which consists of Whole Foods Market, Inc. ("Whole Foods Market"); and conventional supermarkets. Our other distribution channels include food service, international and buying clubs.

        We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers, except for our specialty distribution centers.

        We have been the primary distributor to Whole Foods Market, for more than 10 years. Our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets, Inc. ("Wild Oats Market") stores retained by Whole Foods Market following Whole Foods Market's merger with Wild Oats Markets in August 2007. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Market prior to the merger. The Henry's and Sun Harvest stores divested by Whole Foods Market, and acquired by a subsidiary of Smart & Final, Inc., remain our customers.

        On November 2, 2007, we acquired Distribution Holdings, Inc. ("DHI") and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("Millbrook"), which we now refer to as UNFI Specialty Distribution. Through UNFI Specialty Distribution, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to more than 9,000 retail locations. We believe that the acquisition of DHI and Millbrook accomplishes certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that UNFI Specialty Distribution's customer base enhances our conventional supermarket business channel and that the organizations' complementary product lines present opportunities for cross-selling. See "—Our Operating Structure—Wholesale Division" for further information regarding this acquisition and our new specialty distribution business.

        In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share as a result of our high-quality service and broader product selection, the acquisition of, or merger with, natural and specialty products distributors, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. We also own and operate 13 natural products retail stores, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary, Natural Retail Group, Inc. ("NRG"). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary Hershey Imports Company, Inc. ("Hershey Imports") specializes in the international importation, roasting and packaging of nuts, seeds, dried fruits and snack items.

        We are a Delaware corporation based in Dayville, Connecticut and we conduct business through our various wholly owned subsidiaries. We operated twenty distribution centers at 2008 fiscal year end. We believe that our distribution centers provide us with the largest capacity of any distributor in the natural, organic and specialty products industry. In the past six years, we have invested over $175 million in distribution capacity and infrastructure improvements. We have increased our distribution capacity to approximately 5.8 million square feet.

        Unless otherwise specified, references to "United Natural Foods," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K include our consolidated subsidiaries. We operate in one reportable segment, the wholesale segment. See the financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Report for information regarding our financial performance.

The Natural Products Industry

        The natural products industry encompasses a wide range of products in addition to food products (including organic foods). These other product categories include nutritional, herbal and sports supplements; toiletries and personal care items; naturally-based cosmetics; natural/homeopathic medicines; pet products and cleaning agents. According to the June 2008 issue of The Natural Foods Merchandiser, a leading trade publication for the natural products industry, sales revenues for all types of natural products rose to $62.4 billion in 2007, an increase of approximately 9.8% over 2006. According to The Natural Foods Merchandiser, this increase in sales, from a total dollar perspective, was driven primarily by growth in the following categories:

  •
  personal care products;

  •
  packaged grocery;

  •
  fresh produce;

  •
  dairy products; and

  •
  pet products.

        The fastest growing categories, although not necessarily the largest dollar volume categories, in the natural products industry were pet products, housewares, books, fresh meat/seafood and beer/wine.

        According to The Natural Foods Merchandiser, the continuing growth trend is driven by consumer demand for a healthy lifestyle, food safety concerns and concerns about sustainability. More than half of American households represent "mid-level" organic customers; that is, they regularly purchase organic and natural products and want to learn more about nutrition as concerns about health claims, food safety, irradiation and genetically modified organisms continue to mount.

Our Operating Structure

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline distribution business; our specialty distribution business; Albert's Organics, Inc. ("Albert's"), a distributor of organically grown produce and perishable items; and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of NRG, which operates our 13 retail stores; and

  •
  our manufacturing division, which is comprised of Hershey Imports, one of the leading importers, processors, packagers, and wholesale distributors of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections in the United States, and our branded product lines.

  Wholesale Division

        Our broadline distribution business is organized into two regions—our Eastern Region and our Western Region. We distribute natural and organic products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the western and central portions of the United States through our Western Region. Seven of our twenty distribution centers at 2008 fiscal year end, which provide approximately 2.6 million square feet of warehouse space, were operated in our Eastern Region, and five of our distribution centers, which provide approximately 1.5 million square feet of warehouse space, were operated in our Western Region.

        We acquired our specialty distribution business through our acquisition of DHI and Millbrook on November 2, 2007. Our UNFI Specialty Distribution division operates distribution centers located in Massachusetts, New Jersey, and Arkansas, with customers throughout the United States. Through our specialty distribution division's three distribution centers, which provide approximately 1.6 million square feet of warehouse space, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

        Through Albert's, we distribute organically grown produce and non-produce perishables, such as organic milk, dressings, eggs, juices, poultry and various other refrigerated specialty items. Albert's operates out of six distribution centers strategically located in all regions of the United States, and is designated as a "Certified Organic Distributor" by QAI.

        Through Select Nutrition, we distribute more than 14,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in California and Pennsylvania.

        Certain of our distribution centers are shared by multiple operations in our wholesale division.

  Retail Division

        We own and operate 13 natural products retail stores, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through NRG. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.

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

  Manufacturing Division

        Our subsidiary Hershey Imports specializes in the international importation, roasting and packaging of nuts, seeds, dried fruits and snack items. We sell these items in bulk in our own packaged snack lines, EXPRESSnacks, Woodfield Farms and Woodstock Farms, and through private label packaging arrangements we have established with large health food, supermarket and convenience store chains. We operate our manufacturing operations out of packaging, roasting, and processing facilities in New Jersey and a warehouse in Los Angeles, California.

        Our branded product lines address certain needs or preferences of customers of our wholesale division, which are not otherwise being met by other suppliers. We carry over 20 brand names, representing over 700 unique products.

Our Competitive Advantages

        We believe that we benefit from a number of significant competitive advantages, including the following.

  We are a market leader with a nationwide presence.

        We are one of the few distributors capable of serving local and regional customers as well as the rapidly growing national supernatural and supermarket chains. We believe we have significant advantages over smaller, regional natural, organic and specialty products distributors as a result of our ability to:

  •
  expand marketing and customer service programs across regions;

  •
  expand national purchasing opportunities;

  •
  offer a broader product selection;

  •
  consolidate systems applications among physical locations and regions;

  •
  invest in people, facilities, equipment and technology; and

  •
  reduce geographic overlap between regions.

  We are an efficient distributor.

        In addition to our volume purchasing opportunities, a critical component of being an efficient distributor is our management of warehouse and distribution costs. Our continued growth has created the need to expand our existing facilities and open new facilities to achieve maximum operating efficiencies, including by reducing fuel and other transportation costs, and to assure adequate space for future needs. We have made significant capital expenditures and have incurred considerable expenses in connection with the opening and expansion of distribution facilities, and we expect to continue to do so. In August 2005, we expanded our Midwest operations by opening a 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In October 2005, we opened our Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet in size and serves as a distribution hub for customers in California and surrounding states. Our new 237,000 square foot distribution center in Ridgefield, Washington commenced operations in

December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets. We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility. Our new, 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Finally, in April 2008, we announced plans to lease a new 675,000 square foot distribution center in York, Pennsylvania to serve our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia. Operations are scheduled to commence in January 2009.

  We have extensive and long-standing customer relationships and provide superior service.

        We serve more than 17,000 customers primarily located across the United States. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than ten years.

        Our average distribution service level for fiscal 2008 was approximately 97%, which we believe is the highest in our industry. Distribution service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers' "out of stocks." We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service, including accurate fulfillment of orders, timely product delivery, low prices and a high level of product marketing support.

  We have an experienced management team and our employees are incentivized to perform through equity ownership.

        Our management team has extensive experience in the natural and specialty products industries and has been successful in identifying, consummating and integrating multiple acquisitions. Since 2000, we have successfully completed seven acquisitions of distributors, manufacturers and suppliers, two acquisitions of retail stores and eight acquisitions of branded product lines. In addition, our executive officers and directors, and our Employee Stock Ownership Trust, beneficially own in the aggregate approximately 6.7% of our common stock. Accordingly, our senior management and employees have a significant incentive to continue to generate strong growth in operating results in the future.

Our Growth Strategy

        Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural and organic industry and to increase our market share in the specialty products industry. Since our formation, we have grown our business through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, NRG and Hershey Imports businesses and, during fiscal 2008, we acquired DHI and Millbrook, which comprise our specialty distribution business, and three branded product lines.

        To implement our growth strategy, we intend to continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Mid-Atlantic, Southern Pennsylvania and South Central United States markets. We plan to expand out presence within the specialty industry by offering new and existing customers a single wholesale distributor capable of meeting their specialty, natural and organic product needs on a national or regional basis. Key elements of our strategy include:

  Expanding Our Customer Base

        As of August 2, 2008, we served more than 17,000 customers primarily located throughout the United States. We plan to continue expanding our coverage of the highly fragmented natural and organic products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

  Increasing Our Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and add to the number of customers to which we serve as primary supplier, by offering the broadest product selection in our industry at competitive prices. With the acquisition of UNFI Specialty Distribution, we further believe that we have the ability to meet our customers' needs for specialty foods and products as well as certain general merchandise. We believe this represents an opportunity to accelerate our sales growth within the supermarket channel and potentially our supernatural and independent channels.

  Continuing to Expand Our Branded Products Business

        We have launched a number of private label or branded product lines in order to provide our customers with a broader selection of product offerings. In fiscal 2008, our branded product revenues were approximately 3.3% of our overall net sales. We plan to increase our branded product business through organic growth and through brand acquisitions. We believe this initiative differentiates us from other distributors within our industry, enables us to build long-term brand equity for the Company and allows us to generate higher gross margins, as branded product revenues generally yield higher margins than do third party branded product revenues.

  Expanding into Other Distribution Channels

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

  Continuing to Expand into and Penetrate New Regions of Distribution and Improve the Efficiency of Our Nationwide Distribution Network

        As discussed under "—Our Competitive Advantages" above, we have made significant capital expenditures and incurred considerable expenses in connection with the construction of new or the expansion of existing distribution facilities. We will continue to selectively evaluate opportunities to build new facilities or to acquire distributors to better serve existing markets and expand into new markets. Further, we will maintain our focus on integrating these new or acquired facilities into our nationwide distribution network in order to improve our economies of scale in purchasing, warehousing, transportation and general and administrative functions, which we believe will lead to continued improvements in our operating margin.

  Continuing to Provide the Leading Distribution Solution

        We believe that we provide the leading distribution solution to the natural, organic and specialty products industry through our national presence, regional responsiveness, focus on customer service and breadth of product offerings. Our service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and our sophisticated warehousing, inventory control and distribution systems. See "—Our Focus on Technology" below for more information regarding our use of technology in our warehousing, inventory control and distribution systems.

        Among the benefits we provide to our customers is access, at preferred rates and terms, to the suite of products developed by Living Naturally, LLC, a leading provider of marketing promotion and electronic ordering systems to the natural and organic products industry. We have maintained a strategic alliance with Living Naturally since 2002. The products provided by Living Naturally include an intelligent electronic ordering system and turnkey retailer website services, which create new opportunities for our retailers to increase their inventory turns, reduce their costs and enhance their profits. We also offer our customers a selection of inventory management, merchandising, marketing, promotional and event management services designed to increase sales and enhance customer satisfaction. These marketing services, which primarily are utilized by customers in our independently owned natural products retailers channel and many of which are co-sponsored with suppliers, include monthly and thematic circular programs, in-store signage and assistance in product display.

Our Customers

        We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as national conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2008:

  •
  Whole Foods Market, the largest supernatural chain in the United States;

  •
  conventional supermarket chains, including Kroger, Wegman's, Haggen's, Stop and Shop, Giant, Peapod, Quality Food Centers, Hannaford, Food Lion, Bashas', Lunds, Byerly's, Rainbow, Lowe's, Publix, Fred Meyer and United Supermarkets; and

  •
  mass market chains, including BJ's Wholesale Club and Costco.

        On a combined basis and excluding sales to Henry's and Sun Harvest store locations (which remain our customers), Whole Foods Market and Wild Oats Markets accounted for approximately 31.0% of our net sales in fiscal 2008. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. Our relationship with Whole Foods Market was further expanded in August 2007, when Whole Foods Market completed its merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger, and we continue to serve the former Wild Oats Markets stores retained by Whole Foods Market under our distribution arrangement with Whole Foods Market. We also continue to serve as a primary distributor to the Henry's and Sun Harvest store locations previously owned by Wild Oats Markets and sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007.

        The following table lists the percentage of sales by customer type for the years ended August 2, 2008 and July 28, 2007:

	Percentage of Net Sales
Customer Type	2008	2007
Independently owned natural products retailers	42%	45%
Supernatural chains	31%	35%
Conventional supermarkets	23%	16%
Other	4%	4%

        Sales to Henry's and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both fiscal years 2008 and 2007 and will continue in this classification going forward. This reclassification resulted in an increase in sales in the supermarket channel of 1.7% and a decrease in sales in the supernatural channel of 1.7% for the year ended July 28, 2007. In addition, sales by channel have been adjusted to reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel increased 0.9% for the year ended July 28, 2007 and sales to the supermarket sales channel decreased 0.9% for the year ended July 28, 2007.

        We distribute natural, organic and specialty foods and non-food products to customers internationally, as well as to customers located in the United States. Our sales to international customers represent a de minimis portion of our business.

Our Marketing Services

        We have developed a variety of supplier-sponsored marketing services, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently

        Our marketing programs include:

  •
  multiple, monthly, region-specific, consumer circular programs, which feature the logo and address of the participating retailer imprinted on a circular that advertises products sold by the retailer to its customers. The monthly circular programs are structured to pass through to the retailer the benefit of our negotiated discounts and advertising allowances, and also provide retailers with posters, window banners and shelf tags to coincide with each month's promotions;

  •
  our supplier-focused Most Valued Partner program, which we believe helps build incremental, mutually profitable sales for suppliers and us, while fostering a sense of partnership;

  •
  other retailer initiative programs, such as a coupon booklet and separate supplement and personal care product-themed sales and educational brochures we offer to independent retailers, which allow us to explore new marketing avenues;

  •
  an information-sharing program that helps our suppliers better understand our customers' businesses, in order to generate mutually beneficial incremental sales in an efficient manner; and

  •
  a truck advertising program that allows our suppliers to purchase ad space on the sides of our hundreds of trailers nationally, which we believe increases their potential consumer ad impressions;

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

  •
  provide product data information such as best seller lists, store usage reports and easy-to-use product catalogs; and

  •
  maintain a website on which retailers can access various individual retailer-specific reports and product information.

Our Products

        Our extensive selection of high-quality natural, organic and specialty products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We carry more than 60,000 high-quality natural, organic and specialty products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. Our branded product lines address certain needs or preferences of our customers, which are not otherwise being met by other suppliers.

        We continuously evaluate potential new private branded and other products based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our decentralized purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

        We maintain a comprehensive quality assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on all organic commodities and produce in order to verify the authenticity of the product. All potential suppliers of organic products are required to provide such third-party certifications to us before they are approved as suppliers.

Our Suppliers

        We purchase our products from approximately 4,300 suppliers. The majority of our suppliers are based in the United States, but we also source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason suppliers of natural and organic products seek to distribute their products through us is because we provide access to a large and growing national customer base, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 7.5% of our total purchases in fiscal 2008. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases.

        We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. As described under "—Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $31.8 million as of August 2, 2008.

Our Distribution System

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors, because our national presence allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite staging facilities using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers, which helps us ensure products are sold prior to their expiration date and more appropriately balance inventories.

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

Our Focus on Technology

        We have made a significant investment in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry in order to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads.

Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our trucks.

Competition

        Our major national competitor is Tree of Life Distribution, Inc. (a subsidiary of Koninklijke Wessanen N.V.) ("Tree of Life"). In addition to its natural and organic products, Tree of Life distributes specialty food products, thereby diversifying its product selection, and markets its own private label program. Tree of Life has also earned QAI certification and has a European presence. We also compete with over 200 smaller regional and local distributors of natural, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.

        We believe that distributors in the natural and specialty products industries primarily compete on distribution service levels, product quality, depth of inventory selection, price and quality of customer service. We believe that we currently compete effectively with respect to each of these factors.

        Our retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location. We believe that we currently compete effectively with respect to each of these factors.

Government Regulation

        Our operations and products are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation. Our facilities generally are inspected at least once annually by state or federal authorities.

        The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

        We generally are not subject to many of the federal, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. However, certain of our distribution facilities have above-ground storage tanks for diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks.

        We believe that we are in material compliance with all federal, state and local laws applicable to our operations.

Employees

        As of August 2, 2008, we had approximately 6,300 full and part-time employees. An aggregate of approximately 6.6% of our total employees, or approximately 415 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, East Brunswick, New Jersey, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2009, June 2009, March 2013 and July 2009, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

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

        We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our website, and is available free of charge by writing to United Natural Foods, Inc., 260 Lake Road, Dayville, Connecticut 06241, Attn: Investor Relations.

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

        We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements."

  We depend heavily on our principal customer

        Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market. On a combined basis, and excluding sales to Wild Oats Markets' former Henry's and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market and Wild Oats Markets accounted for approximately 31.0% of our net sales in fiscal 2008. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations.

  Our customers generally are not obligated to continue purchasing products from us

        We generally sell products under purchase orders, and we generally do not have agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers' sales volumes or orders for products supplied by us may have an adverse affect on our business, financial condition or results of operations.

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

  Our acquisition strategy may adversely affect our business

        We continually evaluate opportunities to acquire other companies. To the extent that our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, consummate such potential acquisitions, integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies acquired in our acquisitions and mergers.

        A significant portion of our past growth has been achieved through acquisitions of or mergers with other distributors of natural products. The successful integration of any acquired entity is critical to our future operating and financial performance. Integration requires, among other things:

  •
  maintaining the customer base;

  •
  optimizing delivery routes;

  •
  coordinating administrative, distribution and finance functions; and

  •
  integrating management information systems and personnel.

        The integration process has diverted and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. For example, our acquisition of Millbrook has diverted the attention of management away from our core business, not yet produced the purchasing efficiencies and other synergies we expect to result from the acquisition and negatively affected our operating expenses. Although we expect to achieve efficiencies from this acquisition in future periods, we cannot assure you that we will realize any of the anticipated benefits of this or other mergers.

  We may have difficulty managing our growth

        The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution facilities or expand our existing distribution facilities, make acquisitions, successfully integrate acquired entities, implement information systems or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

  We have significant competition from a variety of sources

        We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market. These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

  Our operations are sensitive to economic downturns

        The grocery industry is sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of organic products that consumers purchase where there are non-organic (or "conventional") alternatives, given that many organic products, and particularly organic foods, often have higher retail prices than do their conventional counterparts.

        In addition, our operating results are particularly sensitive to, and may be materially adversely affected by:

  •
  difficulties with the collectability of accounts receivable;

  •
  difficulties with inventory control;

  •
  competitive pricing pressures; and

  •
  unexpected increases in fuel or other transportation-related costs.

        We cannot assure you that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

  Increased fuel costs may adversely affect our results of operations

        Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We also have maintained a fuel surcharge program since fiscal 2005 which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future.

  The cost of the capital available to us and any limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations

        We have a $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) plus, during the period from June 1, 2008 through the date on which we demonstrate compliance with the fixed charge coverage ratio covenant thereunder (the "Credit Facility Noncompliance Period"), 0.25%, or (ii) the one-month London Interbank Offered Rate ("LIBOR") plus 1.0% during the Credit Facility Noncompliance Period and one-month LIBOR plus 0.75% thereafter. As of August 2, 2008, our borrowing base, based on accounts receivable and inventory levels, was $370.9 million, with remaining availability of $65.0 million. We have a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at one-month LIBOR plus 1.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the fixed charge coverage ratio covenant under the term loan agreement and one-month LIBOR plus 1.0% thereafter. As of August 2, 2008, $61.2 million was outstanding under the term loan agreement.

        In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that our cost of capital increases, such as during the period in which we are not in compliance with the fixed charge coverage ratio covenants under our revolving credit facility and our term loan agreement, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

  Our operating results are subject to significant fluctuations

        Our operating results may vary significantly from period to period due to:

  •
  demand for natural products;

  •
  changes in our operating expenses, including fuel and insurance expenses;

  •
  management's ability to execute our business and growth strategies;

  •
  changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

  •
  fluctuation of natural product prices due to competitive pressures;

  •
  personnel changes;

  •
  general economic conditions;

  •
  supply shortages, including a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;

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

  Union-organizing activities could cause labor relations difficulties

        As of August 2, 2008, we had approximately 6,300 full and part-time employees. An aggregate of approximately 6.6% of our total employees, or approximately 415 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, East Brunswick, New Jersey, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2009, June 2009, March 2013 and July 2009, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We maintained twenty distribution centers at fiscal year end which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 5.8 million square feet of space, which represents the largest capacity of any distributor in the natural, organic and specialty products industry.

        Set forth below for each of our distribution facilities is its location and the date on which our lease will expire for those distribution facilities that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned
Auburn, Washington	March 2009
Aurora, Colorado	January 2013
Bridgeport, New Jersey	Owned
Chesterfield, New Hampshire	Owned
Dayville, Connecticut	Owned
East Brunswick, New Jersey	March 2009
Fontana, California	February 2012
Greenwood, Indiana	Owned
Harrison, Arkansas	Owned
Iowa City, Iowa	Owned
Leicester, Massachusetts	November 2011
Mounds View, Minnesota	November 2011
New Oxford, Pennsylvania	Owned
Philadelphia, Pennsylvania	January 2014
Ridgefield, Washington	Owned
Rocklin, California	Owned
Sarasota, Florida	July 2017
Vernon, California	Owned

        We lease facilities to operate thirteen retail stores in Florida, Maryland and Massachusetts with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2010.

        We lease office space in Santa Cruz, California, Danielson, Connecticut, Chesterfield, New Hampshire and Uniondale, New York. Our leases have been entered into upon terms that we believe to be reasonable and customary. We own office space in Dayville, Connecticut.

        We also lease a warehouse facility in Minneapolis, Minnesota. Our operations were moved to this facility from our Mounds View, Minnesota facility in October 2005. The lease for the Minneapolis facility will expire in November 2016.

        We lease the Moreno Valley, California warehouse facility that opened in September 2008 and the warehouse facility in York, Pennsylvania that is expected to open in January 2009. These leases expire in July 2023 and May 2020, respectively. We also lease offsite storage space in Aurora, Colorado.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 2, 2008.

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 25, 2008 are listed below:

Name	Age	Position
Daniel V. Atwood	50	Executive Vice President, Chief Marketing Officer, President of Blue Marble Brands and Secretary
Michael Beaudry	44	President of the Eastern Region
Thomas A. Dziki	47	Vice President of Sustainable Development
Carl F. Koch III	40	Vice President of Human Resources
Randle Lindberg	57	President of the Western Region
Mark E. Shamber	39	Vice President, Chief Financial Officer and Treasurer
Steven L. Spinner	48	President and Chief Executive Officer
John Stern	41	Chief Information Officer

        Daniel V. Atwood has served as our Executive Vice President, Chief Marketing Officer and President of Blue Marble Brands since December 2005 and as our Secretary since January 1998. Mr. Atwood served as our Senior Vice President of Marketing from October 2002 until December 2005 and National Vice President of Marketing from April 2001 until October 2002. Mr. Atwood served on our Board of Directors from November 1996 until December 1997 and served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, Inc., from August 1988 until October 1996. Mr. Atwood served as President of our subsidiary, NRG, from August 1995 until March 2001.

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

        Thomas A. Dziki has served as Vice President of Sustainable Development since March 2007. Mr. Dziki served as our National Vice President of Real Estate and Construction from August 2006 until March 2007, President of Hershey Imports and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Hershey Imports, NRG, and Albert's Organics, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

        Carl F. Koch III has served as our Vice President of Human Resources since December 2007. Mr. Koch previously served as Vice President of Risk and Compliance from August 2006 until December 2007, as Director of Risk Management from June 2004 until August 2006 and as the Corporate Risk Manager from June 2001 until May 2004. Prior to joining us, Mr. Koch held various management positions at Liberty Mutual Group.

        Randle Lindberg has served as our President of the Western Region since January 2006. From 1972 through January 2006, Mr. Lindberg served in various positions of increasing responsibility up to and including President and Chief Executive Officer of Nature's Best, Inc.

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

        Steven L. Spinner has served as our President and Chief Executive Officer and as a member of our Board of Directors since September 2008. Prior to joining the Company in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company ("PFG") from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG's President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG's Senior Vice President and Chief Executive Officer—Broadline Division from February 2002 to May 2005 and as PFG's Broadline Division President from August 2001 to February 2002.

        John Stern has served as our Chief Information Officer since January 2008. Prior to joining us, Mr. Stern served in various positions of increasing responsibility up to and including Chief Information Officer at Take Two Interactive Software Inc. from October 2003 to September 2007 and Deloitte & Touche LLP from December 1999 to October 2003.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Select Market® under the symbol "UNFI." Our common stock began trading on the Nasdaq Stock Market® on November 1, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2007	High	Low
First Quarter	$34.91	$28.70
Second Quarter	38.40	31.17
Third Quarter	35.05	28.10
Fourth Quarter	31.87	26.10

Fiscal 2008
First Quarter	$33.33	$24.10
Second Quarter	31.87	23.16
Third Quarter	25.17	15.60
Fourth Quarter	22.25	17.09

Fiscal 2009
First Quarter (through September 25, 2008)	$28.70	$16.57

        On September 25, 2008, we had approximately 90 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

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

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 31, 2003 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

        The index of Food Service Distributors and Grocery Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation. Performance Food Group Co. was removed from the peer group in 2008 as it was acquired by another company.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 invested in 7/3/03 stock & index-including reinvestment of dividends. Nasdaq calculated on month-end basis.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm. Certain prior year amounts have been reclassified to conform to the current year's presentation. The historical results are not necessarily indicative of results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with and is qualified by reference to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Income Data:	August 2, 2008	July 28, 2007	July 29, 2006	July 31, 2005	July 31, 2004
	(In thousands, except per share data)
Net sales	$3,365,857	$2,754,280	$2,433,594	$2,059,568	$1,669,952
Cost of sales	2,731,965	2,244,702	1,967,684	1,664,523	1,339,496

Gross profit	633,892	509,578	465,910	395,045	330,456
Operating expenses	541,413	415,337	385,982	322,345	271,972
Impairment on assets held for sale	—	756	—	—	—
Restructuring and asset impairment charges	—	—	—	170	—

Total operating expenses	541,413	416,093	385,982	322,515	271,972

Operating income	92,479	93,485	79,928	72,530	58,484
Other expense (income):
Interest expense	16,133	12,089	11,210	6,568	7,265
Interest income	(768)	(975)	(297)	(243)	(151)
Other, net	(82)	156	(381)	(847)	(1,066)

Total other expense	15,283	11,270	10,532	5,478	6,048

Income before income taxes	77,196	82,215	69,396	67,052	52,436
Provision for income taxes	28,717	32,062	26,119	25,480	20,450

Net income	$48,479	$50,153	$43,277	$41,572	$31,986

Per share data—Basic:
Net income	$1.14	$1.18	$1.04	$1.02	$0.81

Weighted average basic shares of common stock	42,690	42,445	41,682	40,639	39,471

Per share data—Diluted:
Net income	$1.13	$1.17	$1.02	$1.00	$0.78

Weighted average diluted shares of common stock	42,855	42,786	42,304	41,607	41,025

Consolidated Balance Sheet Data:	August 2, 2008	July 28, 2007	July 29, 2006	July 31, 2005	July 31, 2004
	(In thousands)
Working capital	$110,897	$216,518	$182,931	$119,385	$109,225
Total assets	$1,084,483	800,898	704,551	651,258	508,767
Total long term debt and capital leases, excluding current portion	$58,485	65,067	59,716	64,871	44,115
Total stockholders' equity	$480,050	426,795	363,474	295,519	234,929

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed under "Part I. Item 1A. Risk Factors," as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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

Overview

        We are a leading national distributor of natural, organic and specialty foods and non-food products in the United States. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customers primarily located across the United States, the majority of which can be classified into one of the following categories: independently owned natural products retailers; supernatural chains, which are comprised of large chains of natural foods supermarkets; and conventional supermarkets. Our other distribution channels include food service, international and buying clubs.

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural and organic distribution business, our specialty distribution business, Albert's, which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of NRG, which operates our 13 natural products retail stores; and

  •
  our manufacturing division, which is comprised of Hershey Imports, which specializes in the international importation, roasting and packaging of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our branded product lines.

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

        We have been the primary distributor to Whole Foods Market, our largest customer, for more than 10 years. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We had served as the primary distributor of natural and organic foods and non-food products for Wild Oats Markets prior to the merger, and our relationship with Whole Foods Market expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following the merger. On a combined basis, and excluding sales to Wild Oats Markets' former Henry's and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market and Wild Oats Markets accounted for approximately 31.0% and 34.7% of our net sales for the years ended August 2, 2008 and July 28, 2007, respectively.

        On November 2, 2007, we acquired DHI and Millbrook for total cash consideration of $85.5 million, consisting of the $84.0 million purchase price and $1.5 million of related transaction fees, subject to certain adjustments set forth in the merger agreement. Our UNFI Specialty Distribution division is comprised of DHI and Millbrook. Our specialty distribution division operates distribution centers located in Massachusetts, New Jersey, and Arkansas, with customers throughout the United States. Through our specialty distribution division's three distribution centers, which provide approximately 1.6 million square feet of warehouse space, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

        We believe that the acquisition of DHI and Millbrook accomplishes several of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that Millbrook's customer base enhances our conventional supermarket business channel and that the organizations' complementary product lines present opportunities for cross-selling.

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

        Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities, and we expect to continue to do so. In the past six years, we have invested over $175 million in distribution capacity and infrastructure improvements. We have increased our distribution capacity to approximately 5.8 million square feet. In August 2005, we expanded our Midwest operations by opening a 311,000 square foot distribution center in Greenwood, Indiana, which serves as a distribution hub for our customers in Illinois, Indiana, Ohio and other Midwest states. In October 2005, we opened our Rocklin, California distribution center and moved our Auburn, California operations to this facility. The Rocklin distribution center is 487,000 square feet in size and serves as a distribution hub for customers in California and surrounding states. Our new 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets. We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility, which we believe will contribute to lower transportation costs. Our new, 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Finally, in April 2008, we announced plans to lease a new 675,000 square foot distribution center in York, Pennsylvania to serve our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia. Operations are scheduled to commence in January 2009.

        Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Hershey Imports, for inbound transportation costs and depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses.

Critical Accounting Policies

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies are: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers' compensation and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $179.1 million and $160.3 million, net of the allowance for doubtful accounts of $5.5 million and $4.4 million, as of August 2, 2008 and July 28, 2007, respectively. Our notes receivable balances were $3.8 million and $4.5 million, net of the allowance of doubtful accounts of $1.6 million and $1.6 million, as of August 2, 2008 and July 28, 2007, respectively.

  Insurance reserves

        It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $12.5 million and $8.5 million as of August 2, 2008 and July 28, 2007, respectively.

  Valuation of goodwill and intangible assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units' carrying amounts. As of August 2, 2008, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of August 2, 2008 and July 28, 2007 was $170.6 million and $79.9 million, respectively.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. There was no impairment to our indefinite lived intangible assets during 2008. Total indefinite lived intangible assets as of August 2, 2008 and July 28, 2007 were $25.9 million and $8.3 million, respectively.

        Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There were no indicators of impairment during 2008. Total finite-lived intangible assets as of August 2, 2008 and July 28, 2007 were $7.8 million and $0.3 million, respectively.

        The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	August 2, 2008	July 28, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.2%	81.5%	80.9%

Gross profit	18.8%	18.5%	19.1%

Operating expenses	16.1%	15.1%	15.9%
Impairment on assets held for sale	0.0%	0.0%	0.0%

Total operating expenses	16.1%	15.1%	15.9%

Operating income	2.7%	3.4%	3.3%

Other expense (income):
Interest expense	0.5%	0.4%	0.5%
Interest income	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%

Total other expense	0.5%	0.4%	0.4%*

Income before income taxes	2.3%*	3.0%	2.9%
Provision for income taxes	0.9%	1.2%	1.1%

Net income	1.4%	1.8%	1.8%

*
Total reflects rounding

        Note: Our 2008 fiscal year included 53 weeks of operations while our 2007 and 2006 fiscal years included 52 weeks of operations.

Year ended August 2, 2008 compared to year ended July 28, 2007

Net Sales

        Our net sales increased approximately 22.2%, or $611.6 million, to $3.4 billion for the year ended August 2, 2008, from $2.8 billion for the year ended July 28, 2007. This increase was primarily due to sales from our newly acquired UNFI Specialty Distribution business of $211.4 million as well as organic growth (sales growth excluding the impact of acquisitions) in our wholesale distribution division of $389.1 million, or 14.4%. Further, approximately 2% of the increase in net sales was attributable to the extra week included in fiscal 2008. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. In addition to net sales growth attributable to UNFI Specialty Distribution and our organic growth, we also benefited from the inclusion of sales of products we acquired from Organic Brands, LLC ("Organic Brands") and acquisitions of and other branded product lines during fiscal 2007 and fiscal 2008. However, these acquisitions impacted our cost of sales and gross profit more than they impacted our net sales.

        On a combined basis, and excluding sales to Henry's and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 31.0% and 34.7% of our net sales for the years ended August 2, 2008 and July 28, 2007, respectively. The Henry's and Sun Harvest locations divested by Whole Foods Market remain our customers.

        The following table lists the percentage of sales by customer type for the years ended August 2, 2008 and July 28, 2007:

	Percentage of Net Sales
Customer Type	2008	2007
Independently owned natural products retailers	42%	45%
Supernatural chains	31%	35%
Conventional supermarkets	23%	16%
Other	4%	4%

        Sales to Henry's and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both fiscal years 2008 and 2007 and will continue in this classification going forward. This reclassification resulted in an increase in sales in the supermarket channel of 1.7% and a decrease in sales in the supernatural channel of 1.7% for the year ended July 28, 2007. In addition, sales by channel have been adjusted to reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel increased 0.9% for the year ended July 28, 2007 and sales to the supermarket sales channel decreased 0.9% for the year ended July 28, 2007. The overall decrease in sales to the independents and supernatural channels and the increase in sales to the supermarket channel was primarily due to the acquisition of Millbrook in November 2007, as our specialty distribution division primarily distributes to the supermarket channel.

  Gross Profit

        Our gross profit increased approximately 24.4%, or $124.3 million, to $633.9 million for the year ended August 2, 2008, from $509.6 million for the year ended July 28, 2007. Our gross profit as a percentage of net sales was 18.8% for the year ended August 2, 2008 and 18.5% for the year ended July 28, 2007. Gross profit as a percentage of net sales during the year ended August 2, 2008 was positively impacted by sales from the UNFI Specialty Distribution business and sales of our branded product lines. We worked to take advantage of forward buying opportunities during the year ended August 2, 2008 in order to improve UNFI Specialty Distribution's gross margin. We expect UNFI Specialty Distribution's full service supermarket model, to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services. Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products. We continue to focus on increasing our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

        Gross profit as a percentage of net sales during the year ended July 28, 2007 was negatively impacted by missed forward buying opportunities, the full year effect of new customer agreements, $0.5 million of spoilage issues related to certain inventory of Albert's, and $1.9 million of incremental inventory adjustments in our broadline distribution business; partially offset by increases in rates within our fuel surcharge program, which passes to our customers the increased fuel costs associated with distributing our products to customers.

  Operating Expenses

        Our total operating expenses increased approximately 30.1%, or $125.3 million, to $541.4 million for the year ended August 2, 2008, from $416.1 million for the year ended July 28, 2007. The increase in total operating expenses for the year ended August 2, 2008 was primarily due to increases in infrastructure, fuel and other distribution expenses in our wholesale division to support our sales growth of approximately $31.2 million and a $60.1 million increase in operating expenses as a result of the Millbrook acquisition. We have been able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduce the total distance traveled to customers. We also incurred higher operating expenses during the year ended August 2, 2008 related to our branded product lines, as we have built our infrastructure to support anticipated new business, and $6.3 million in labor and start-up expenses related to our new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania.

        Total operating expenses for the year ended July 28, 2007 included a loss of $1.5 million related to the sale of one of our Auburn, California facilities, $1.1 million of incremental and redundant costs incurred in connection with the start up of our Sarasota, Florida facility, $1.0 million of costs to transition our expanded relationship with Whole Foods Market in the Southern Pacific region of the United States to our facility located in Fontana, California, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale and $0.5 million of increased expense related to our fuel hedging program. The last of our fuel hedges expired in June 2007 and we have not entered into any fuel hedges in fiscal 2008. Total operating expenses for fiscal 2008 includes share-based compensation expense of $4.7 million, compared to $4.0 million in fiscal 2007. See Note 3 "Stock Option Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses increased to approximately 16.1% for the year ended August 2, 2008, from approximately 15.1% for the year ended July 28, 2007. The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of Millbrook, which has higher operating expenses due to the additional in store services provided to supermarket customers, $6.3 million in labor and start-up expenses related to our new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania as well as operating inefficiencies related to the recent opening of the Sarasota, Florida and Ridgefield, Washington facilities, and our investment in infrastructure for our branded product lines. We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term. As noted above, however, we expect to continue to incur operating expenses higher than we historically have experienced as a result of UNFI Specialty Distribution's full service supermarket model.

  Operating Income

        Operating income decreased approximately 1.1%, or $1.0 million, to $92.5 million for the year ended August 2, 2008, from $93.5 million for the year ended July 28, 2007. As a percentage of net sales, operating income was 2.7% for the year ended August 2, 2008 compared to 3.4% for the year ended July 28, 2007.

  Other Expense (Income)

        Other expense (income) increased $4.0 million to $15.3 million for the year ended August 2, 2008, from $11.3 million for the year ended July 28, 2007. Interest expense for the year ended August 2, 2008 increased to $16.1 million from $12.1 million in the year ended July 28, 2007. The increase in interest expense was due primarily to the increase in debt levels required to fund our acquisitions of DHI and Millbrook and three branded product companies. Debt levels also increased for the year ended August 2, 2008 compared to the year ended July 28, 2007 as a result of UNFI Specialty Distribution's working capital needs and increased inventory levels in preparation for the opening of the Sarasota,

Florida and Ridgefield, Washington facilities in the first and second quarters of fiscal 2008, respectively, and capital expenditures related to the future opening of our Moreno Valley, California and York, Pennsylvania facilities. Interest income for the year ended August 2, 2008 decreased to $0.8 million from $1.0 million in the year ended July 28, 2007.

  Provision for Income Taxes

        Our effective income tax rate was 37.2% and 39.0% for the years ended August 2, 2008 and July 28, 2007, respectively. The decrease in the effective income tax rate for the year ended August 2, 2008 was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities. This decrease was offset by an increase in our effective income tax rate due to the acquisition of DHI and Millbrook. Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. In fiscal 2009 we expect our effective tax rate to be in the range of 39.5% to 40.0%.

  Net Income

        Net income decreased $1.7 million to $48.5 million, or $1.13 per diluted share, for the year ended August 2, 2008, compared to $50.2 million, or $1.17 per diluted share, for the year ended July 28, 2007.

Year ended July 28, 2007 compared to year ended July 29, 2006

  Net Sales

        Our net sales increased approximately 13.2%, or $320.7 million, to $2.75 billion for the year ended July 28, 2007, from $2.43 billion for the year ended July 29, 2006. This increase was primarily due to organic growth (growth excluding the impact of acquisitions) in our wholesale distribution division of $317.5 million or 13.3%. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products, and approximately 2.0% sales growth as a result of our expanded relationship with Whole Foods Market in the Southern Pacific region of the United States. In addition to our organic growth, we also benefited from the inclusion of sales related to our acquisition of certain assets of Organic Brands in April 2007 and our acquisitions of other branded product lines; however, these acquisitions impacted our cost of sales and gross profit more than they impacted our net sales.

        In the years ended July 28, 2007 and July 29, 2006, sales to Whole Foods Market and Wild Oats Markets were approximately 34.7% and 34.1% of net sales, respectively.

        The following table lists the percentage of sales by customer type for the years ended July 28, 2007 and July 29, 2006:

	Percentage of Net Sales
Customer Type	2007	2006
Independently owned natural products retailers	45%	47%
Supernatural chains	35%	34%
Conventional supermarkets	16%	15%
Other	4%	4%

        Sales to Henry's and Sun Harvest store locations have been reclassified from our supernatural channel into our supermarket channel in both the current and prior year and will continue in this classification going forward. This reclassification resulted in an increase in sales in the supermarket channel and a decrease in sales in the supernatural channel of 1.7% for each of the years ended July 28, 2007 and July 29, 2006. In addition, sales by channel have been adjusted to reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel increased and sales to the supermarket sales channel decreased 0.9% and 0.4% for the years ended July 28, 2007 and July 29, 2006, respectively.

  Gross Profit

        Our gross profit increased approximately 9.4%, or $43.7 million, to $509.6 million for the year ended July 28, 2007, from $465.9 million for the year ended July 29, 2006. Our gross profit as a percentage of net sales was 18.5% for the year ended July 28, 2007 and 19.1% for the year ended July 29, 2006. The decline in gross profit as a percentage of net sales was driven by missed forward buying opportunities of approximately $1.9 million due to our focus on our expanded Whole Foods Market relationship in the Southern Pacific region of the United States, which we commenced in January 2007; the full year effect of new customer agreements; $0.5 million of spoilage issues related to certain inventory at our Albert's Organics division; and $1.9 million of incremental inventory adjustments within our broadline distribution business; partially offset by increases in rates within our fuel surcharge program, which passes to our customers the increased fuel costs associated with distributing our products to customers.

  Operating Expenses

        Our total operating expenses increased approximately 7.8%, or $30.1 million, to $416.1 million for the year ended July 28, 2007, from $386.0 million for the year ended July 29, 2006. The increase in total operating expenses for the year ended July 28, 2007 was due to increases in infrastructure and personnel costs within our wholesale division of $19.9 million to support our continued sales growth; a $3.2 million increase in fuel costs; increased health insurance expenses of approximately $4.9 million; increased depreciation expense of approximately $1.2 million; a loss of $1.5 million related to the sale of one of our Auburn, California facilities; $1.1 million of incremental and redundant costs incurred in connection with the start up of our Sarasota, Florida facility; and $1.0 million of costs to transition the expanded relationship with Whole Foods Market in the Southern Pacific region of the United States to our facility located in Fontana, California, all recorded during the year ended July 28, 2007. These increases were partially offset by reductions of $1.3 million in bad debt expense. Total operating expenses for the year ended July 29, 2006 included $2.5 million of expenses incurred in connection with the employment transition agreement entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer, not including the effect of share-based compensation discussed below, and $0.9 million of incremental and redundant costs incurred in connection with the transition from our former warehouses and outside storage facility in Auburn, California into our new facility in Rocklin, California. Total operating expenses for the year ended July 28, 2007 includes share-

based compensation expense of $4.0 million, compared to $5.5 million in the year ended July 29, 2006. The $5.5 million of share-based compensation expense recorded in the year ended July 29, 2006 included $1.0 million related to the accelerated vesting of certain stock options pursuant to the employment transition agreement entered into during the first quarter of fiscal 2006 with our former President and Chief Executive Officer. See Note 3 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 15.1% for the year ended July 28, 2007, from approximately 15.9% for the year ended July 29, 2006. The decrease in operating expenses as a percentage of net sales was primarily attributable to further leveraging our fixed operating costs due to our increased sales, improved operations in our Select Nutrition division and increased efficiencies due to our recent distribution facility openings, offset by operating losses related to the Albert's Organics Greenwood, Indiana location (which operations were transferred to the Albert's Organics Minneapolis, Minnesota facility effective October 31, 2006). We expect these efficiencies to continue to lower operating expenses relative to sales over the long-term.

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

        On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility secured by, among other things, our accounts receivable, inventory and general intangibles, with a bank group that was led by Bank of America Business Capital as the administrative agent. The credit facility replaced an existing $150 million revolving credit facility. The terms and conditions of our amended and restated credit facility provide us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. We amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%.

        On November 2, 2007, we amended our $250 million revolving credit facility to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI and Millbrook.

        On November 27, 2007, we amended our $270 million revolving credit facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million. This amendment also provides the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of August 2, 2008, our borrowing base, based on accounts receivable and inventory levels, was $370.9 million, with remaining availability of $65.0 million.

        In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our former $150 million revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of August 2, 2008, $61.2 million was outstanding under the term loan agreement.

        On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the "Fixed Charge Coverage Ratio Covenants"), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. The principal reason for our noncompliance with the Fixed Charge Coverage Ratio Covenants was the high level of capital expenditures we made in the trailing twelve month period ended April 26, 2008. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the close of our fourth quarter of fiscal 2008, and expect to be able to demonstrate this compliance in accordance with the terms of the revolving credit facility and the term loan agreement.

        We believe that our capital requirements for fiscal 2009 will be between $55 and $62 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our business. We believe that our future capital requirements will be lower than our anticipated fiscal 2009 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $9.1 million for the year ended August 2, 2008, a decrease of $26.4 million from $35.5 million in the year ended July 28, 2007. The primary reasons for the decrease in cash flows from operations were a decrease in net income for the year ended August 2, 2008 compared to the year ended July 28, 2007, an increase in inventories and a decrease in accounts payable. These cash outflows were partially offset by an increase in accrued expenses. The increase in inventory levels primarily relates to increased sales, restoring UNFI Specialty Distribution's inventory levels by taking advantage of forward buying opportunities to improve UNFI Specialty Distribution's gross profit and building inventory for the opening of our Sarasota, Florida, Ridgefield, Washington and Moreno Valley, California facilities in September 2007, December 2007 and September 2008, respectively. Net cash provided by operations was $35.5 million for the year ended July 28, 2007, as the result of net income of $50.2 million, the change in cash collected from customers net of cash paid to vendors and a $53.0 million investment in inventory. Days in inventory was 53 days at August 2, 2008 and 49 days at July 28, 2007. This increase was due primarily to inventory purchased in anticipation of the opening of our Sarasota, Florida, Ridgefield, Washington and Moreno Valley, California distribution facilities while we worked to reduce inventory levels at the Atlanta, Georgia and Auburn, Washington facilities. Days sales outstanding improved to 20 days at August 2, 2008, compared to 22 days at July 28, 2007. Working capital decreased by $105.6 million, or 48.8%, to $110.9 million at August 2, 2008, compared to working capital of $216.5 million at July 28, 2007.

        Net cash used in investing activities increased $107.2 million to $158.9 million for the year ended August 2, 2008, compared to $51.7 million for the year ended July 28, 2007. This increase was primarily due to purchases of acquired businesses, net of cash.

        Net cash provided by financing activities was $158.1 million for the year ended August 2, 2008, primarily due to proceeds from borrowings under notes payable related to our acquisition of DHI and Millbrook, partially offset by repayments on long-term debt. Net cash provided by financing activities was $13.1 million for the year ended July 28, 2007, primarily due to $10.0 million in proceeds received from the increase in borrowings under our term loan agreement, the increase in our bank overdraft and proceeds from, and the tax benefit due to, the exercise of stock options, partially offset by repayments of long-term debt and notes payable.

        On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the years ended August 2,

2008 or July 28, 2007. We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.

        In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven-year term with an amortizing notional amount which adjusts down on the dates payment are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $61.2 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 2.46% as of August 2, 2008. The swap agreement qualifies as an "effective" hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

        We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." At August 2, 2008 and July 28, 2007, we had no outstanding commodity swap agreements.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of August 2, 2008:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$31,848	$31,848	$—	$—	$—
Notes payable	288,050	—	—	288,050	—
Long-term debt	63,512	5,027	10,053	10,110	38,322
Deferred compensation	14,938	859	2,392	2,389	9,298
Long-term non-capitalized leases	178,758	29,622	52,139	34,771	62,226

Total	$577,106	$67,356	$64,584	$335,320	$109,846

        The notes payable, long-term debt and non-capitalized lease obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

        We had outstanding letters of credit of approximately $16.6 million at August 2, 2008.

        Assets mortgaged amounted to approximately $102.0 million at August 2, 2008.

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

Recently Issued Financial Accounting Standards

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. We do not expect the adoption of SFAS 161 will have a material effect on the disclosures that accompany our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which is a revision of SFAS No. 141, "Business Combinations." SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a "fair value" model rather than a "cost allocation" model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a "bargain" purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as "negative goodwill") in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after August 2, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect that our adoption of SFAS 160 will have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 in fiscal 2009. We do not expect that our adoption of SFAS 159 will have a material effect on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 in fiscal 2009. We do not expect that our adoption of SFAS 157 will have a material effect on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 on July 29, 2007 and there was no material effect on our consolidated financial statements. As a result, we did not record any cumulative effect adjustment related to adopting FIN 48. Our policy of including interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of the adoption of FIN 48.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 8 "Financial Instruments" to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

        At August 2, 2008, we were a party to one interest rate swap agreement, which relates to our $75 million term loan agreement and which we entered into during August 2005 (the "2005 swap"). We account for the 2005 swap using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The 2005 swap requires us to pay interest for a seven-year period at a fixed rate of 4.70% on an amortizing notional principal amount of $50 million, while receiving interest for the same period at one-month LIBOR on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $61.2 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at August 2, 2008, we recorded a liability of $1.2 million representing the fair value of the 2005 swap. We do not enter into derivative agreements for trading purposes.

        At August 2, 2008, we had long-term floating rate debt of $61.2 million and long-term fixed rate debt of $2.3 million, representing 96% and 4%, respectively, of our long-term debt. At July 28, 2007, we had long-term floating rate debt of $66.3 million and long-term fixed rate debt of $5.7 million, representing 92% and 8%, respectively, of our long-term debt. Holding other swap terms and debt levels constant, a 25 basis point change in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $19,000 and $29,000 at August 2, 2008 and July 28, 2007, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the "Company") as of August 2, 2008 and July 28, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended August 2, 2008. We also have audited the Company's internal control over financial reporting as of August 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 2, 2008 and July 28, 2007, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2008, based on criteria established in Internal Control-

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        On November 2, 2007, the Company acquired Distribution Holdings, Inc. ("DHI") and its wholly-owned subsidiary, Millbrook Distribution Services, Inc. ("Millbrook"), and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of August 2, 2008, DHI and Millbrook's internal control over financial reporting with associated assets of $171,090,000 (of which $95,016,000 represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $211,385,000 generated by DHI and Millbrook that was included in the Company's consolidated financial statements as of and for the year ended August 2, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DHI and Millbrook.

Providence, Rhode Island
September 29, 2008

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 2, 2008	July 28, 2007
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,333	$17,010
Accounts receivable, net of allowance of $5,535 and $4,416, respectively	179,063	160,329
Notes receivable, trade, net of allowance of $130 and $44, respectively	1,412	1,836
Inventories	394,364	312,377
Prepaid expenses and other current assets	13,307	8,199
Assets held for sale	—	5,935
Deferred income taxes	14,221	9,474

Total current assets	627,700	515,160
Property & equipment, net	234,115	185,083
Goodwill	170,609	79,903
Intangible assets, net of accumulated amortization of $1,671 and $423, respectively	33,689	8,552
Notes receivable, trade, net of allowance of $1,423 and $1,521, respectively	2,349	2,647
Other	16,021	9,553

Total assets	$1,084,483	$800,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	288,050	120,000
Accounts payable	160,418	134,576
Accrued expenses and other current liabilities	63,308	37,132
Current portion of long-term debt	5,027	6,934

Total current liabilities	516,803	298,642
Long-term debt, excluding current portion	58,485	65,067
Deferred income taxes	9,058	9,555
Other long-term liabilities	20,087	839

Total liabilities	604,433	374,103

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 43,100 issued and 42,871 outstanding shares at August 2, 2008; 43,051 issued and 42,822 outstanding shares at July 28, 2007	431	431
Additional paid-in capital	169,238	163,473
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(1,040)	(1,203)
Accumulated other comprehensive (loss) income	(753)	399
Retained earnings	318,266	269,787

Total stockholders' equity	480,050	426,795

Total liabilities and stockholders' equity	$1,084,483	$800,898

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended
	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands, except per share data)
Net sales	$3,365,857	$2,754,280	$2,433,594
Cost of sales (Note 1)	2,731,965	2,244,702	1,967,684

Gross profit	633,892	509,578	465,910

Operating expenses	541,413	415,337	385,982
Impairment on assets held for sale	—	756	—

Total operating expenses	541,413	416,093	385,982

Operating income	92,479	93,485	79,928

Other expense (income):
Interest expense	16,133	12,089	11,210
Interest income	(768)	(975)	(297)
Other, net	(82)	156	(381)

Total other expense	15,283	11,270	10,532

Income before income taxes	77,196	82,215	69,396
Provision for income taxes	28,717	32,062	26,119

Net income	$48,479	$50,153	$43,277

Basic per share data:
Net income	$1.14	$1.18	$1.04

Weighted average basic shares of common stock	42,690	42,445	41,682

Diluted per share data:
Net income	$1.13	$1.17	$1.02

Weighted average diluted shares of common stock	42,855	42,786	42,304

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid in Capital			Unallocated Shares of ESOP		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
					(In thousands)
Balances at July 31, 2005	41,287	$413	$120,354	—	$—	$(1,605)	$—	$176,357	$295,519

Allocation of shares to ESOP						225			225
Issuance of common stock and restricted stock, net	1,190	12	18,667						18,679
Purchases of treasury stock				229	(6,092)				(6,092)
Share-based compensation			5,507						5,507
Tax benefit associated with stock plans			5,312						5,312
Fair value of swap agreements, net of tax							1,047		1,047
Net income								43,277	43,277

Total comprehensive income									44,324

Balances at July 29, 2006	42,477	$425	$149,840	229	$(6,092)	$(1,380)	$1,047	$219,634	$363,474

Allocation of shares to ESOP						177			177
Issuance of common stock and restricted stock, net	574	6	7,121						7,127
Share-based compensation			3,994						3,994
Tax benefit associated with stock plans			2,518						2,518
Fair value of swap agreements, net of tax							(648)		(648)
Net income								50,153	50,153

Total comprehensive income									49,505

Balances at July 28, 2007	43,051	$431	$163,473	229	$(6,092)	$(1,203)	$399	$269,787	$426,795

Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	49	—	920						920
Share-based compensation			4,674						4,674
Tax benefit associated with stock plans			171						171
Fair value of swap agreement, net of tax							(1,152)		(1,152)
Net income								48,479	48,479

Total comprehensive income									47,327

Balances at August 2, 2008	43,100	$431	$169,238	229	$(6,092)	$(1,040)	$(753)	$318,266	$480,050

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,479	$50,153	$43,277
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	22,544	18,376	17,099
Loss (gain) on disposals of property and equipment	158	1,997	(140)
Impairment on assets held for sale	—	756	—
Deferred income tax expense (benefit)	2,257	1,707	(1,355)
Provision for doubtful accounts	2,707	1,528	2,829
Share-based compensation	4,674	3,994	5,507
Gain on forgiveness of loan	(157)	—	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(8,339)	(10,216)	(17,934)
Inventories	(58,112)	(52,975)	(21,242)
Prepaid expenses and other assets	(6,434)	(5,772)	4,349
Notes receivable, trade	713	(469)	(1,335)
Accounts payable	(8,319)	27,739	(8,936)
Accrued expenses	8,958	(1,308)	3,069

Net cash provided by operating activities	9,129	35,510	25,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,083)	(46,804)	(19,290)
Purchases of acquired businesses, net of cash acquired	(107,812)	(9,303)	(3,286)
Proceeds from disposals of property and equipment	—	5,452	224
Other investing activities	—	(1,010)	—

Net cash used in investing activities	(158,895)	(51,665)	(22,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under notes payable	168,050	(5,005)	1,431
Proceeds from borrowing of long-term debt	—	10,000	—
Proceeds from exercise of stock options	920	7,127	18,679
Repayments of long-term debt	(8,332)	(6,216)	(5,854)
Tax benefit from exercise of stock options	171	2,518	5,312
Increase (decrease) in bank overdraft	(1,435)	4,691	(8,300)
Principal payments of capital lease obligations	—	(4)	(573)
Purchases of treasury stock	—	—	(6,092)
Capitalized debt issuance costs	(1,285)	—	—

Net cash provided by financing activities	158,089	13,111	4,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,323	(3,044)	7,439
Cash and cash equivalents at beginning of period	17,010	20,054	12,615

Cash and cash equivalents at end of period	$25,333	$17,010	$20,054

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,469	$11,877	$10,352

Federal and state income taxes, net of refunds	$27,618	$28,607	$21,485

Supplemental disclosure of noncash investing and financing activities:
Fair value of assets acquired	$—	$8,498	$—
Cash paid for assets	—	(5,498)	—

Liabilities incurred (see Note 2)	$—	$3,000	$—

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SIGNIFICANT ACCOUNTING POLICIES

  (a)
  Nature of Business

        United Natural Foods, Inc. and subsidiaries (the "Company") is a distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States.

  (b)
  Basis of Presentation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        The fiscal year of the Company ends on the Saturday closest to July 31. As such, fiscal 2008, fiscal 2007 and fiscal 2006 ended on August 2, 2008, July 28, 2007 and July 29, 2006, respectively. Fiscal 2008 is a 53 week year, and fiscal 2007 and 2006 are 52 week years. Our interim quarters consist of 13 weeks, except for the fourth quarter of fiscal 2008, which consists of 14 weeks.

        Net sales consist primarily of sales of natural, organic and specialty products to retailers adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing division, Hershey Import Company, Inc. ("Hershey Imports") for inbound transportation costs, depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail divisions. Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

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

  (e)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities is capitalized as one of the elements of cost and is amortized over the assets' estimated useful lives. Interest capitalized for each of the years ended August 2, 2008, July 28, 2007 and July 29, 2006 was $0.7 million, $0.2 million and $0.5 million, respectively.

        Property and equipment consisted of the following at August 2, 2008 and July 28, 2007:

	Estimated Useful Lives (Years)	2008	2007
	(In thousands, except years)
Land		$14,910	$12,304
Buildings and improvements	20-40	160,317	109,893
Leasehold improvements	5-20	22,681	15,432
Warehouse equipment	3-30	72,153	68,332
Office equipment	3-10	47,436	45,758
Motor vehicles	3-7	4,773	4,552
Construction in progress		27,807	28,186

		350,077	284,457
Less accumulated depreciation and amortization		115,962	99,374

Net property and equipment		$234,115	$185,083

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

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on July 29, 2007 and there was no material effect on the consolidated financial statements. As a result, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48. The Company's policy of including interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of the adoption of FIN 48.

  (g)
  Long-Lived Assets

        Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets' useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.

  (h)
  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	5 years
Non-compete agreements	2-4 years
Trademarks and tradenames	5-27 years

        Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. The recoverability of goodwill and indefinite-lived intangible assets is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value. Goodwill is assessed by determining whether the fair values of the applicable reporting units exceed their carrying values. For reporting units that indicate potential impairment, the goodwill impairment is measured based on the implied fair value of the reporting unit and related residual goodwill. If the carrying value of the reporting unit goodwill exceeds the implied value, an impairment charged is recorded. Impairment of other indefinite lived intangible assets is measured as the difference between the fair value of the asset and its carrying value. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. As of August 2, 2008, the Company's annual assessment of each of its reporting units and indefinite lived intangible assets indicated that no impairment existed.

        The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of July 29, 2006	$64,032	$13,984	$78,016
Goodwill arising from business combinations	—	1,887	1,887
Goodwill as of July 28, 2007	64,032	15,871	79,903
Goodwill arising from business combinations	90,088	618	90,706

Goodwill as of August 2, 2008	$154,120	$16,489	$170,609

        The following table presents details of the Company's other intangible assets (in thousands):

	August 2, 2008			July 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$5,070	$760	$4,310	$—	$—	$—
Non-compete agreements	2,132	863	1,269	700	423	277
Trademarks and tradenames	2,233	48	2,185	—	—	—

Total amortized intangible assets	9,435	1,671	7,764	700	423	277
Unamortized intangible assets:
Trademarks and tradenames	25,925	—	25,925	8,275	—	8,275

Total	$35,360	$1,671	$33,689	$8,975	$423	$8,552

        Amortization expense was $1.5 million, $0.1 million, and $0.6 million for the years ended August 2, 2008, July 28, 2007, and July 29, 2006, respectively. The estimated future amortization expense for the next five fiscal years on intangible assets outstanding as of August 2, 2008 is shown below:

Fiscal Year:	(In thousands)
2009	$1,903
2010	1,471
2011	1,177
2012	1,094
2013	334

$5,979

  (i)
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

        Whole Foods Market, Inc. ("Whole Foods Market") and Wild Oats Markets, Inc. ("Wild Oats Markets") were the Company's largest two customers in fiscal 2008, 2007 and 2006. In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Whole Foods Market sold all thirty-five of Wild Oats Markets' Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007. On a combined basis and excluding sales to Henry's and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 31.0%, 34.7% and 34.1% of our net sales for the years ended August 2, 2008, July 28, 2007 and July 29, 2006, respectively. There were no other customers that generated 10% or more of the Company's net sales.

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

  (j)
  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable and long-term are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

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

	August 2, 2008		July 28, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$25,333	$25,333	$17,010	$17,010
Accounts receivable	179,063	179,063	160,329	160,329
Notes receivable	3,761	3,761	4,483	4,483
Liabilities:
Notes payable	288,050	288,050	120,000	120,000
Long term debt, including current portion	63,512	63,765	72,001	72,092
Swap agreements:
Interest rate swap	(1,199)	(1,199)	643	643
  (k)
  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

  (l)
  Notes Receivable, Trade

        The Company issues trade notes receivable to certain customers under two basic circumstances; inventory purchases for initial store openings and overdue accounts receivable. Notes issued in connection with store openings are generally receivable over a period not to exceed twelve months. Notes issued in connection with overdue accounts receivable may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

  (m)
  Share-Based Compensation

        The Company adopted Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), effective August 1, 2005. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards and restricted stock units. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options and restricted stock granted to employees vest ratably over four years from the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.

        SFAS 123(R) also requires that compensation expense be recognized for only that portion of stock based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

        The Company receives an income tax deduction for grants of restricted stock grants and restricted stock units when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits

(tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statement of Cash Flows in accordance with SFAS 123(R).

  (n)
  Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted stock awards and restricted stock units are considered common stock equivalents, using the treasury stock method. A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

	Years ended
	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands)
Basic weighted average shares outstanding	42,690	42,445	41,682
Net effect of dilutive common stock equivalents based upon the treasury stock method	165	341	622

Diluted weighted average shares outstanding	42,855	42,786	42,304

Potential anti-dilutive common shares excluded from the computation above	851	311	14

  (o)
  Comprehensive Income

        Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges. For all periods presented, we display comprehensive income and its components as part of the consolidated statements of stockholders' equity.

  (p)
  Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates and fuel costs. The Company uses derivatives principally in the management of interest rate and fuel price exposure. The Company does not utilize derivatives that contain leverage features. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

  (q)
  Shipping and Handling Fees and Costs

        The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for outbound freight are recorded in operating expenses.

  (r)
  Reserves for Self Insurance

        The Company is primarily self-insured for workers' compensation, and general and automobile liability insurance. It is the Company's policy to record the self-insured portion of workers' compensation and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.

  (s)
  Operating Lease Expenses

        The Company records lease payments via the straight-line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.

  (t)
  Recently Issued Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"); and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. The Company does not expect the adoption of SFAS 161 to have a material effect on the disclosures that accompany its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which is a revision of SFAS No. 141, Business Combinations. SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a "fair value" model rather than a "cost allocation" model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a "bargain" purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as "negative goodwill") in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after August 2, 2009.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ("SFAS 160"). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 in fiscal 2009. The Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in fiscal 2009. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements.

(2)   ACQUISITIONS

  Wholesale Segment

        On November 2, 2007, the Company acquired Distribution Holdings, Inc. ("DHI") and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("Millbrook"), a distributor of specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items from distribution centers located in Massachusetts, New Jersey, and Arkansas, to customers throughout the United States. The Company believes that the acquisition of DHI and Millbrook accomplishes certain strategic objectives, including accelerating the expansion into a number of high-growth business channels and establishing immediate market share in the fast-growing specialty foods market. The Company believes that the acquisition of Millbrook provides valuable strategic opportunities enabling the Company to further leverage its existing and future relationships in the supermarket business channel and that Millbrook's complementary product lines present opportunities for cross-selling which will further grow the Company's wholesale distribution business. These factors contributed to the purchase price that resulted in goodwill, as further noted below. Of the total amount of goodwill recorded, approximately, $8.4 million is deductible for tax purposes.

        Total cash consideration paid in connection with the merger was $85.5 million, comprised of $84.0 million of purchase price and $1.5 million of related transaction fees incurred, subject to certain adjustments set forth in the merger agreement. Prior to the acquisition and during the three months ended October 27, 2007, the Company entered into a note receivable from DHI in the amount of $5.0 million, which was assumed by the Company as part of the purchase price. This acquisition was financed through borrowings under the Company's existing revolving credit facility, which was amended in November 2007 to increase the Company's maximum borrowing base thereunder. See Note 6 for a description of these amendments.

        The Company is in the process of making the final purchase price allocation for the Millbrook acquisition and has engaged a third-party valuation firm to independently appraise the fair value of certain assets acquired. The following table presents the preliminary allocation of fair values of assets and liabilities recorded in connection with the Millbrook acquisition (in thousands):

Total current assets	$42,239
Property & equipment	12,516
Customer relationships and other intangible assets	6,060
Goodwill	90,088
Other assets	3,542

154,445
Liabilities	68,927

Cash consideration paid	$85,518

        The Company has undertaken certain restructuring activities at Millbrook. These activities, which include reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $7.6 million was included in accrued expenses in the accompanying balance sheet. In accordance with EITF Issue No. 95-3, the Company will finalize its restructuring plans within one year from the date of the acquisition.

  Other Segment

        During the year ended August 2, 2008, the Company acquired substantially all of the assets and liabilities of three branded product companies and one retail store outside of the wholesale segment. The total cash consideration paid for these branded product companies and retail store was approximately $22.2 million, in addition to approximately $1.1 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. No goodwill was recorded in connection with the branded product company acquisitions. Goodwill of $0.6 million was recorded in connection with the retail store acquisition. Other intangible assets acquired in the amount of $20.5 million, were acquired during the year ended August 2, 2008, which included $19.9 million in trademarks and tradenames and $0.6 million in non-compete agreements. The cash paid was financed by borrowings under the Company's existing revolving credit facility.

        On April 2, 2007, the Company acquired certain assets of Organic Brands, LLC ("Organic Brands") for cash consideration of approximately $5.5 million and notes payable totaling $3.0 million. The cash portion of the purchase price was financed by borrowings against the Company's line of credit. The operating results of Organic Brands have been included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $1.8 million, all of which is deductible for tax purposes. Such goodwill was assigned to the Company's manufacturing division. Other intangible assets acquired were $5.0 million.

        During the year ended July 28, 2007, the Company acquired certain assets related to additional product lines outside of the wholesale segment. The total cash consideration paid for these product lines was approximately $3.8 million in addition to approximately $0.2 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. The cash paid was financed by borrowings against the Company's line of credit. The consolidated financial statements of the Company have included operating results of each of these product lines since the respective acquisition dates. Resulting goodwill of $0.1 million is deductible for tax purposes. Other intangible assets acquired were $3.4 million.

  Pro Forma Financial Information

        Results of operations of the acquired companies have been included in the Company's consolidated statements of income since the respective dates of acquisition. The following table presents the Company's unaudited pro forma results of operations assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2006 (in thousands). The following pro forma results do not include any cost savings that may result from the combination of the acquired companies and the Company.

	Years Ended
	August 2, 2008	July 28, 2007
Net Sales	$3,438,903	$3,098,821
Income before Income taxes	68,070	74,085
Net Income	42,748	45,302
Earnings per common share:
Basic	$1.00	$1.06
Diluted	$1.00	$1.06

(3)   STOCK OPTION PLANS

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

        The Company recognized share-based compensation expense of $4.7 million, or $0.07 per diluted share, for the year ended August 2, 2008. The Company recognized share-based compensation expense of $4.0 million, or $0.06 per diluted share, for the year ended July 28, 2007. The Company recognized share-based compensation expense of $5.5 million, or $0.08 per diluted share, for the year ended July 29, 2006, of which $1.0 million related to the accelerated vesting of certain options pursuant to the employment transition agreement the Company entered into during the first quarter of fiscal 2006 with its former President and Chief Executive Officer.

        As of August 2, 2008, there was $9.7 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and nonvested share awards). This cost is expected to be recognized over a weighted-average period of 1.4 years.

        For stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company's stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected term is derived from historical information and other factors. The fair value of restricted stock and restricted stock units is determined based on the number of shares or units, as applicable, granted and the quoted price of the Company's common stock as of the grant date.

        The following summary presents the weighted average assumptions used for stock options granted in fiscal 2008, 2007, and 2006:

	Year ended
	August 2, 2008	July 28, 2007	July 29, 2006
Expected volatility	32.7%	34.6%	36.6%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.1%	4.5%	4.4%
Expected term (in years)	3.0	3.0	3.0

        As of August 2, 2008, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of August 2, 2008, 367,829 shares were available for grant under the 2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

        The following summary presents the weighted-average remaining contractual term of options outstanding at August 2, 2008 by range of exercise prices.

Exercise Price Range	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$11.00 - $18.00	223,172	$12.29	4.0	223,172	$12.29
$18.01 - $24.00	222,888	$18.67	5.3	222,888	$18.67
$24.01 - $30.00	573,065	$27.46	7.2	387,211	$27.60
$30.01 - $37.00	278,065	$36.23	8.3	78,264	$36.08

	1,297,190	$25.22	6.5	911,535	$22.40

        The following summary presents information regarding outstanding stock options as of August 2, 2008 and changes during the year then ended with regard to options under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,351,441	$25.13
Granted	116,100	$28.28
Exercised	(64,513)	$19.93
Forfeited	(105,838)	$30.67

Outstanding at end of year	1,297,190	$25.22	6.5 years	$32,713,000

Exercisable at end of year	911,535	$22.40	5.7 years	$20,417,000

        The weighted average grant-date fair value of options granted during the years ended August 2, 2008, July 28, 2007, and July 29, 2006 was $7.34, $10.48 and $7.76, respectively. The aggregate intrinsic value of options exercised during the years ended August 2, 2008, July 28, 2007, and July 29, 2006 was $1.3 million, $7.7 million and $15.6 million, respectively.

        At August 2, 2008, the Company also had the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,000,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share and unit awards under the 2004 Plan are at the discretion of the Company's Board of Directors and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. At August 2, 2008, 495,059 shares were available for grant under the 2004 Plan.

        The following summary presents information regarding nonvested (restricted) share and unit awards as of August 2, 2008 and changes during the year then ended with regard to nonvested share and unit awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at July 28, 2007	216,648	$32.45
Granted	231,640	$27.95
Vested	(97,312)	$30.87
Forfeited	(21,105)	$29.73

Nonvested at August 2, 2008	329,871	$29.94

        The total fair value of shares vested during the year ended August 2, 2008 was $2.6 million. The total fair value of shares vested during the year ended July 28, 2007 was $1.3 million.

(4)   TREASURY STOCK

        On December 1, 2004, the Company's Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the years ended July 28, 2007 or August 2, 2008.

(5)   ASSETS HELD FOR SALE

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

        In the year ended July 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, determined to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million with respect to that facility. The impairment loss was recognized based on management's estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. During the year ended August 2, 2008, the Company decided not to sell the second Auburn, California facility and related assets due to a need for additional warehouse space in northern California. This resulted in the recording of catch up depreciation of $0.2 million during the year ended August 2, 2008 and the reclassification of $5.9 million of assets held for sale to property and equipment, net.

(6)   NOTES PAYABLE

        On April 30, 2004, the Company entered into an amended and restated four-year $250 million revolving credit facility secured by, among other things, the Company's accounts receivable, inventory and general intangibles, with a bank group that was led by Bank of America Business Capital as the administrative agent (the "amended credit facility"). The amended credit facility increased the amount available for borrowing from $150 million to $250 million. On November 2, 2007, the Company amended the amended credit facility to temporarily increase the maximum borrowing base from $250 million to $270 million. On November 27, 2007, the Company again amended the amended credit facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million. The November 27, 2007 amendment also provided the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the amended credit facility, at the Company's option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) (5.00% at August 2, 2008 and 8.25% at July 28, 2007) or at the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. The amended credit facility matures on November 27, 2012. The weighted average interest rate on the amended credit facility was 3.46% as of August 2, 2008. An annual commitment fee in the amount of 0.125% is payable monthly based on the average daily unused portion of the amended credit facility. As of August 2, 2008, the Company's outstanding borrowings under the amended credit facility totaled $288.1 million with an availability of $65.0 million.

        On June 4, 2008, the Company entered into an amendment, which was effective as of May 28, 2008, to the amended credit facility in order to (i) waive events of default as a result of the Company's noncompliance at April 26, 2008 with the fixed charge coverage ratio covenant under amended credit facility (the "Fixed Charge Coverage Ratio Covenant"), (ii) increase the interest rate applicable to borrowings under the amended credit facility by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined under the amended credit facility) in connection with the calculation of the fixed charge coverage ratio under the amended credit facility. The amended credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis. The principal reason for the Company's noncompliance with the Fixed Charge Coverage Ratio Covenant was the Company's high level of capital expenditures in the trailing twelve month period ending April 26, 2008.

        The Company was in compliance with all restrictive covenants at August 2, 2008 and July 28, 2007. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended credit facility.

(7)   LONG-TERM DEBT

        The Company entered into a $30 million term loan agreement with a financial institution effective April 30, 2003. The term loan was repayable over seven years based on a fifteen year amortization schedule. Interest accrued at 30 day LIBOR plus 1.50%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement. In July 2005, the Company amended the term loan agreement with the financial institution, increasing the principal amount available up to $75 million, decreasing the interest rate to 30-day LIBOR plus 1.0%, and extending the maturity date to July 2012. In connection with the amendments to the amended credit facility described in Note 6, effective November 2, 2007 and November 27, 2007, the Company amended its term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under the amended credit facility.

        On June 4, 2008, the Company entered into an amendment, which was effective as of May 28, 2008, to the term loan agreement in order to (i) waive events of default as a result of the Company's noncompliance at April 26, 2008 with the fixed charge coverage ratio covenant under the term loan agreement (the "Term Loan Fixed Charge Coverage Ratio Covenant"), (ii) increase the interest rate applicable to borrowings under the Company's term loan by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the Term Loan Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the term loan agreement) in connection with the calculation of the fixed charge coverage ratio under the term loan agreement. The term loan agreement, as amended, requires the Company to maintain a minimum fixed charge coverage ratio of 1.45 to 1.0, calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis. The principal reason for the Company's noncompliance with the Term Loan Fixed Charge Coverage Ratio Covenant was the Company's high level of capital expenditures in the trailing twelve month period ending April 26, 2008.

        As of August 2, 2008 and July 28, 2007, the Company's long-term debt consisted of the following:

	August 2, 2008	July 28, 2007
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (3.46% at August 2, 2008 and 6.32% at July 28, 2007)	$61,244	$66,348
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing at June 1, 2015, at an interest rate of 8.60%	1,208	1,330
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing at May 1, 2015, at an interest rate of 10.00%	1,040	1,203
Notes payable relating to an acquisition, due quarterly and maturing at March 1, 2009, at an interest rate of 5.25%	—	2,642
Equipment financing loan payable to bank, secured by the underlying assets, due monthly and maturing in July 2008, at an interest rate of 6.49%	—	254
Other	20	224

	$63,512	$72,001
Less: current installments	5,027	6,934

Long-term debt, excluding current installments	$58,485	$65,067

        Certain debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants, including the Term Loan Fixed Charge Coverage Ratio Covenant, at August 2, 2008.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at August 2, 2008:

Year	(In thousands)
2009	$5,027
2010	5,020
2011	5,033
2012	5,047
2013	5,063
2014 and thereafter	38,322

$63,512

(8)   FINANCIAL INSTRUMENTS

        The Company's interest rate swap agreement at August 2, 2008 is designated as a cash flow hedge and is reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on this contract are deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any changes in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. At August 2, 2008, the Company did not have any ineffectiveness requiring current income recognition.

  Interest Rate Swap Agreement

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At August 2, 2008, the Company had one outstanding interest rate swap agreement with a fair value liability of $1.2 million. The interest rate swap agreement has an initial amortizing notional amount of $50 million and provides for the Company to pay interest at a fixed rate of 4.7% while receiving interest for the same period at LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $61.2 million at LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.7%. The swap agreement qualified as an "effective" hedge under SFAS 133. LIBOR was 2.46% and 5.32% as of August 2, 2008 and July 28, 2007, respectively.

  Commodity Swap Agreements

        The Company has entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These swap agreements hedge a portion of the Company's expected fuel usage for the periods set forth in the agreements. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." At August 2, 2008, the Company had no outstanding commodity swap agreements. During the year ended July 28, 2007, the Company was a party to two commodity swap agreements that commenced and expired on November 1, 2005 and October 31, 2006, respectively and July 1, 2006 and June 30, 2007, respectively.

(9)   COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the years ended August 2, 2008, July 28, 2007, and July 29, 2006 totaled approximately $30.1 million, $23.2 million, and $14.0 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of August 2, 2008 are as follows:

Fiscal Year:	(In thousands)
2009	$29,622
2010	27,822
2011	24,317
2012	19,167
2013	15,604
Thereafter	62,226

$178,758

        As of August 2, 2008, outstanding commitments for the purchase of inventory were approximately $31.8 million. The Company had outstanding letters of credit of approximately $16.6 million at August 2, 2008.

        Assets mortgaged amounted to approximately $102.0 million at August 2, 2008.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(10) RETIREMENT PLANS

  Retirement Plan

        The Company has a defined contribution retirement plan, the United Natural Foods, Inc. Retirement Plan (the "Plan"). In order to become a participant in the Plan, employees must meet certain eligibility requirements as described in the Plan document. In addition to amounts contributed to the Plan by employees, the Company makes contributions to the Plan on behalf of the employees. During fiscal 2008, the Company assumed the Millbrook Retirement and Savings Plan following its acquisition of DHI on November 2, 2007. The Company's contributions to these Plans were approximately $2.7 million, $2.3 million, and $2.1 million, for the years ended August 2, 2008, July 28, 2007, and July 29, 2006, respectively.

  Deferred Compensation and Supplemental Retirement Plans

        The Millbrook Deferred Compensation Plan and the Millbrook Supplemental Retirement Plan were assumed by the Company as part of the purchase of DHI and Millbrook. Deferred compensation relates to a compensation arrangement implemented in 1984 by a predecessor of Millbrook in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation to earn specified maximum benefits upon retirement. The future obligations, which are fixed in accordance with the plans, have been recorded at a discount rate of 5.7%. These plans do not allow new participants.

        In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies of approximately $4.7 million is included in Other Long Term Assets in the Consolidated Balance Sheet. At August 2, 2008, future obligations, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Year	(In thousands)
2009	$859
2010	1,182
2011	1,210
2012	1,196
2013	1,193
2014 and thereafter	9,298

$14,938

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

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, ("SOP 93-6"), in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992 that have not been committed to be released as of the beginning of the year of adoption. As allowed under SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. As a result, the Company continues to follow the guidance of SOP 76-3, Accounting Practices for Certain Employee Stock Ownership Plans ("SOP 76-3"). Under SOP 76-3, unreleased shares of the ESOP are considered to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended August 2, 2008, July 28, 2007, and July 29, 2006, contributions totaling approximately $0.3 million, $0.3 million, and $0.4 million, respectively, were made to the Trust. Of these contributions, approximately $0.1 million, $0.2 million and $0.2 million represented interest in fiscal 2008, 2007 and 2006, respectively.

        The ESOP shares were classified as follows:

	August 2, 2008	July 28, 2007
	(In thousands)
Total ESOP shares—beginning of year	2,757	2,905
Shares distributed to employees	(117)	(148)

Total ESOP shares—end of year	2,640	2,757

Allocated shares	1,519	1,460
Unreleased shares	1,121	1,297

Total ESOP shares	2,640	2,757

        During each of the years ended August 2, 2008 and July 28, 2007, 176,000 shares were released for allocation. The fair value of unreleased shares was approximately $21.0 million and $35.4 million at August 2, 2008 and July 28, 2007, respectively.

(12) INCOME TAXES

        Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended August 2, 2008:
U.S. Federal	$22,106	$1,979	$24,085
State and local	4,354	278	4,632

	$26,460	$2,257	$28,717

Fiscal year ended July 28, 2007:
U.S. Federal	$23,279	$1,003	$24,282
State and local	7,076	704	7,780

	$30,355	$1,707	$32,062

Fiscal year ended July 29, 2006:
U.S. Federal	$25,025	$(710)	$24,315
State and local	2,449	(645)	1,804

	$27,474	$(1,355)	$26,119

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Years ended
	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands)
Computed "expected" tax expense	$27,019	$28,775	$24,288
State and local income tax, net of Federal income tax benefit	3,011	2,794	1,848
Non-deductible expenses	862	577	621
Non-deductible share-based compensation	464	383	508
General Business Credits	(3,825)	(365)	(208)
Decrease in valuation allowance	(490)	—	(757)
Other, net	1,676	(102)	(181)

	$28,717	$32,062	$26,119

        Total income tax expense (benefit) for the years ended August 2, 2008 July 28, 2007, July 29, 2006, was allocated as follows:

	Aug 2, 2008	July 28, 2007	July 29, 2006
	(In thousands)
Income tax expense	$28,717	$32,062	$26,119
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(171)	(2,518)	(5,312)
Other comprehensive income	(690)	(407)	651

	$27,856	$29,137	$21,458

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 2, 2008 and July 28, 2007 are presented below:

	2008	2007
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$4,384	$3,212
Compensation and benefit related	12,328	5,237
Accounts receivable, principally due to allowances for uncollectible accounts	2,740	2,359
Accrued expenses	4,223	1,060
Other comprehensive income	446	—
Net operating loss carryforwards	10,655	2,327
Other deferred tax assets	121	191

Total gross deferred tax assets	34,897	14,386
Less valuation allowance	2,732	501

Net deferred tax assets	$32,165	$13,885

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$14,235	$7,100
Intangible assets	10,838	6,596
Other comprehensive income	0	244
Other deferred tax liabilities	1,929	26

Total deferred tax liabilities	27,002	13,966

Net deferred tax (liabilities) assets	$5,163	$(81)

Current deferred income tax assets	$14,221	$9,474
Non-current deferred income tax liabilities	(9,058)	(9,555)

	$5,163	$(81)

        At August 2, 2008, the Company had net operating loss carryforwards of approximately $22.6 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $4.4 million under Internal Revenue Code Section 382. The carryforwards expire at various times between 2020 and 2027. In addition, the company had net operating loss carryforwards of approximately $45.1 million for state income tax purposes that expire in years 2011 through 2025.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at August 2, 2008, with the exception of certain state deferred tax assets.

        Valuation allowances were established against approximately $2.7 million of state deferred tax assets in connection with the acquisition of Millbrook. The subsequent release of this valuation allowance will reduce goodwill, if such release occurs prior to fiscal year 2010 and will reduce income tax expense thereafter.

        As of July 29, 2007 and for the year ended August 2, 2008, the Company did not have any material unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before the Company's fiscal 2004. The tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2003 to 2007.

(13) BUSINESS SEGMENTS

        The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other" with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses." "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company's headquarters located in Dayville, Connecticut. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Year ended August 2, 2008
Net sales	$3,310,104	$139,941	$(84,188)		$3,365,857
Operating income (loss)	99,616	(6,046)	(1,091)		92,479
Interest expense				$16,133	16,133
Interest income				(768)	(768)
Other, net				(82)	(82)
Income before income taxes					77,196
Depreciation and amortization	21,306	1,238			22,544
Capital expenditures	48,168	2,915			51,083
Goodwill	154,120	16,489			170,609
Assets	969,630	123,673	(8,820)		1,084,483
Year ended July 28, 2007
Net sales	$2,709,656	$114,843	$(70,219)		$2,754,280
Operating income (loss)	95,269	987	(2,771)		93,485
Interest expense				$12,089	12,089
Interest income				(975)	(975)
Other, net				156	156
Income before income taxes					82,215
Depreciation and amortization	17,334	1,042			18,376
Capital expenditures	42,423	4,381			46,804
Goodwill	64,032	15,871			79,903
Assets	718,490	90,482	(8,074)		800,898
Year ended July 29, 2006
Net sales	$2,392,126	$77,285	$(35,817)		$2,433,594
Operating income (loss)	96,432	(16,048)	(456)		79,928
Interest expense				$11,210	11,210
Interest income				(297)	(297)
Other, net				(381)	(381)
Income before income taxes					69,396
Depreciation and amortization	16,075	1,024			17,099
Capital expenditures	18,824	466			19,290
Goodwill	64,032	13,984			78,016
Assets	640,888	66,889	(3,226)		704,551

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended August 2, 2008 and July 28, 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2008
Net sales	$736,389	$830,656	$886,962	$911,850	$3,365,857
Gross profit	135,471	154,672	165,843	177,906	633,892
Income before income taxes	21,424	14,660	20,699	20,413	77,196
Net income	13,561	9,099	12,999	12,820	48,479
Per common share income
Basic:	$0.32	$0.21	$0.30	$0.30	$1.14
Diluted:	$0.32	$0.21	$0.30	$0.30	$1.13
Weighted average basic
Shares outstanding	42,610	42,676	42,727	42,737	42,690
Weighted average diluted
Shares outstanding	42,829	42,884	42,847	42,860	42,855
Market Price
High	$33.33	$31.87	$25.17	$22.25	$33.33
Low	$24.10	$23.16	$15.60	$17.09	$15.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2007
Net sales	$646,433	$668,545	$732,516	$706,786	$2,754,280
Gross profit	123,572	124,068	129,943	131,995	509,578
Income before income taxes	20,371	17,866	22,467	21,511	82,215
Net income	12,426	10,898	13,705	13,124	50,153
Per common share income
Basic:	$0.29	$0.26	$0.32	$0.31	$1.18
Diluted:	$0.29	$0.25	$0.32	$0.31	$1.17
Weighted average basic
Shares outstanding	42,147	42,438	42,595	42,602	42,445
Weighted average diluted
Shares outstanding	42,599	42,848	42,884	42,847	42,786
Market Price
High	$34.91	$38.40	$35.05	$31.87	$38.40
Low	$28.70	$31.17	$28.10	$26.10	$26.10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)   Management's Annual Report on Internal Control Over Financial Reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of August 2, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. On November 2, 2007, the Company acquired DHI and Millbrook, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of August 2, 2008, DHI and Millbrook's internal control over financial reporting with associated assets of $171,090,000 (of which $95,016,000 represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $211,385,000 generated by DHI and Millbrook that was included in the Company's consolidated financial statements as of and for the year ended August 2, 2008.

        Based on its assessment, our management concluded that, as of August 2, 2008, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

        The effectiveness of our internal control over financial reporting as of August 2, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  (c)   Report of the Independent Registered Public Accounting Firm.

        See the report of KPMG LLP included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  (d)   Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended August 2, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is contained in part in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 4, 2008 (the "2008 Proxy Statement") under the captions "PROPOSAL 1—ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. Our code of ethics is publicly available on our website at www.unfi.com. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained in the 2008 Proxy Statement under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is contained in part in the 2008 Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Table," and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is contained in the 2008 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is contained in the 2008 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

 PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as a part of this Annual Report on Form 10-K.

  1.
  Financial Statements.    The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules.    Schedule II Valuation and Qualifying Accounts. All other schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.

  3.
  Exhibits.    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER Mark E. Shamber Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 1, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER Steven L. Spinner	President, Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2008
/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	October 1, 2008
/s/ THOMAS B. SIMONE Thomas B. Simone	Vice-Chair of the Board and Lead Independent Director	October 1, 2008
/s/ MARK E. SHAMBER Mark E. Shamber	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 1, 2008
Gordon D. Barker	Director	October 1, 2008
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	October 1, 2008
/s/ GAIL A. GRAHAM Gail A. Graham	Director	October 1, 2008
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	October 1, 2008
/s/ PETER ROY Peter Roy	Director	October 1, 2008

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Notes Receivable Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Charged to Other Accounts(a)	Balance at end of period
Year ended August 2, 2008	$5,981	$2,707	$2,765	$1,165	$7,088
Year ended July 28, 2007	$8,433	$1,528	$3,980	—	$5,981
Year ended July 29, 2006	$9,472	$2,829	$3,868	—	$8,433

(a)
Relates to acquisitions

EXHIBIT INDEX

Exhibit No.	Description
3.1(14)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(14)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(18)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.4(22)	Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007.
4.1(12)	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant.
10.1(1)**	1996 Employee Stock Ownership Plan, effective November 1, 1988.
10.2(12)**	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)	Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven Townsend, Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.5(1)	Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)**	Amended and Restated 1996 Stock Option Plan.
10.8(2)**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)**	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.16(9)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.17(10)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.19(11)**	Employment Agreement between the Registrant and Steven H. Townsend, dated December 5, 2002.
10.20(3)+	Distribution Agreement between the Registrant and Whole Foods Market, Inc., dated August 1, 1998.

10.21(14)+	Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., dated January 1, 2005.
10.22(6)+	Distribution Agreement between the Registrant and Wild Oats Market, Inc., dated January 9, 2004.
10.23(12)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.24(13)**	2004 Equity Incentive Plan.
10.25(14)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.26(15)**	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.27(16)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.28(17)**	Employment Transition Agreement and Mutual Release for Steven H. Townsend, dated October 23, 2005.
10.29(19)	Second Amendment to Amended and Restated Loan and Security Agreement dated January 31, 2006.
10.30(20)+	Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006.
10.31(21)	Lease between the Registrant and Meridian-Hudson McIntosh, LLC, dated March 16, 2007.
10.32(23)	Third Amendment to Term Loan Agreement with Fleet Capital Corporation, dated April 30, 2004.
10.33(23)	Fourth Amendment to Term Loan Agreement with Fleet Capital Corporation dated June 15, 2005.
10.34(24)	Merger Agreement, dated October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc.
10.35(25)	Lease between Cactus Commerce, LLC, and the Registrant, dated December 3, 2007.
10.36(25)	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 2, 2007.
10.37(25)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 27, 2007.
10.38(25)	Sixth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 2, 2007.
10.39(25)	Seventh Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 27, 2007.
10.40(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Richard Antonelli.
10.41(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Daniel V. Atwood.
10.42(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas A. Dziki.

10.43(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Funk.
10.44(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Carl Koch.
10.45(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Mark Shamber.
10.46(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gordon Barker.
10.47(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Joseph Cianciolo.
10.48(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gail Graham.
10.49(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and James Heffernan.
10.50(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Peter Roy.
10.51(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas Simone.
10.52(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Beaudry.
10.53(25)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Randle Lindberg.
10.54(25)**	Severance Agreement by and between the Registrant and Robert Sigel, effective December 5, 2007.
10.55(26)	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.
10.56*	Fifth Amendment to Amended and Restated Loan and Security Agreement as of June 4, 2008.
10.57*	Eighth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated June 4, 2008.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Report of Independent Registered Public Accounting Firm.
Schedule II—Valuation and Qualifying Accounts
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

*
Filed herewith.

**
Denotes a management contract or compensatory plan or arrangement.

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

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

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

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2004.

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(15)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-123462).

(16)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2005.

(17)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 29, 2005.

(18)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

(19)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

(20)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2006.

(21)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2007.

(22)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 19, 2007.

(23)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 28, 2007.

(24)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2007.

(25)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2008.

(26)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.