Form 10-Q
period 2008-11-01
UNITED NATURAL FOODS INC
filed 2008-12-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

As of December 5, 2008 there were 42,899,597 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	November 1,	August 2,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$7,474	$25,333
Accounts receivable, net of allowance of $5,322 and $5,535, respectively	191,522	179,063
Notes receivable, trade, net of allowance of $162 and $130, respectively	1,354	1,412
Inventories	468,547	394,364
Prepaid expenses and other current assets	12,352	13,307
Deferred income taxes	14,221	14,221
Total current assets	695,470	627,700

Property & equipment, net	239,995	234,115

Other assets:
Goodwill	166,465	170,609
Notes receivable, trade, net of allowance of $1,464 and $1,423, respectively	2,179	2,349
Intangible assets, net of accumulated amortization of $2,434 and $1,671, respectively	38,669	33,689
Other assets	18,771	16,021
Total assets	$1,161,549	$1,084,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$299,198	$288,050
Accounts payable	197,498	160,418
Accrued expenses and other current liabilities	75,119	63,308
Current portion of long-term debt	4,989	5,027
Total current liabilities	576,804	516,803

Long-term debt, excluding current portion	57,705	58,485
Deferred income taxes	11,002	9,058
Other long-term liabilities	20,588	20,087
Total liabilities	666,099	604,433

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,128 issued and 42,900 outstanding shares at November 1, 2008; 43,100 issued and 42,871 outstanding shares at August 2, 2008	431	431
Additional paid-in capital	171,624	169,238
Unallocated shares of Employee Stock Ownership Plan	(999)	(1,040)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive loss	(1,029)	(753)
Retained earnings	331,515	318,266
Total stockholders' equity	495,450	480,050
Total liabilities and stockholders' equity	$1,161,549	$1,084,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended
	November 1,	October 27,
	2008	2007

Net sales	$864,236	$736,389
Cost of sales	696,648	600,918
Gross profit	167,588	135,471

Operating expenses	142,543	111,266
Total operating expenses	142,543	111,266

Operating income	25,045	24,205

Other expense (income):
Interest expense	3,410	2,891
Interest income	(252)	(179)
Other, net	(48)	69
Total other expense	3,110	2,781

Income before income taxes	21,935	21,424
Provision for income taxes	8,686	7,863
Net income	$13,249	$13,561

Basic per share data:
Net income	$0.31	$0.32

Weighted average basic shares of common stock	42,764	42,610

Diluted per share data:
Net income	$0.31	$0.32

Weighted average diluted shares of common stock	42,919	42,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended
	November 1,	October 27,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,249	$13,561
Adjustments to reconcile net income to net cash used in operating activites:
Depreciation and amortization	6,369	4,678
Loss on disposals of property and equipment	53	8
Deferred income tax expense	-	(101)
Provision for doubtful accounts	842	472
Share-based compensation	1,686	1,004
Gain on forgiveness of loan	-	(157)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(13,350)	(14,164)
Inventories	(73,646)	(52,246)
Prepaid expenses and other assets	3,536	(2,693)
Notes receivable, trade	228	389
Accounts payable	20,527	29,828
Accrued expenses	9,307	462
Net cash used in operating activities	(31,199)	(18,959)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,415)	(12,623)
Purchases of acquired businesses, net of cash acquired	(190)	(686)
Payment for loans receivable	-	(5,000)
Net cash used in investing activities	(11,605)	(18,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under note payable	11,148	32,500
Repayments of long-term debt	(818)	(1,684)
Increase in bank overdraft	16,989	8,714
Payments on life insurance policy loans	(3,072)	-
Proceeds from exercise of stock options	565	134
Tax benefit from exercise of stock options	133	40
Net cash provided by financing activities	24,945	39,704
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,859)	2,436
Cash and cash equivalents at beginning of period	25,333	17,010
Cash and cash equivalents at end of period	$7,474	$19,446

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,271	$2,779
Federal and state income taxes, net of refunds	$1,169	$7,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2008 (Unaudited)

1.     BASIS OF PRESENTATION

United Natural Foods, Inc. (the “Company”) is a leading national distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 2, 2008.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances.  Net sales also includes amounts charged by the Company to customers for shipping and handling and fuel surcharges.  The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities.  Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, Hershey Import Company, Inc. (“Hershey Imports”) for inbound transportation costs, depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products.  Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense.  Other expenses (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

2.     SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, nonvested stock awards (consisting of awards of restricted stock and restricted stock units), and performance-based shares and units.  These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Awards of restricted stock and restricted stock units to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years.  Awards of performance shares and performance share units vest upon the satisfaction of the relevant performance criteria over the performance period established by the Compensation Committee of the Board of Directors when the award is made.  As of November 1, 2008, the Company had approximately 0.4 million shares of common stock reserved for future issuance under its share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period.  The Company recognized share-based compensation expense for the three months ended November 1, 2008 and October 27, 2007 of $1.7 million and $1.0 million, respectively. The effect on net income from recognizing share-based compensation for the three months ended November 1, 2008 and October 27, 2007 was $1.0 million, or $0.02 per basic and diluted share, and $0.6 million, or $0.01 per basic and diluted share, respectively.  The Company recorded related tax benefits of $0.1 million for each of the three months ended November 1, 2008 and October 27, 2007.

As of November 1, 2008, there was $17.5 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option, restricted stock and restricted stock unit awards).  This cost is expected to be recognized over a weighted-average period of 1.6 years.

The weighted average grant-date fair value of options granted during the three months ended November 1, 2008 was $6.93.  There were no option awards granted during the three months ended October 27, 2007.  The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended November 1, 2008:

Three months ended
November 1, 2008

Expected volatility	38.1%
Dividend yield	0.0%
Risk free interest rate	2.1%
Expected life	3.0 years

The computation of expected volatility is based on the historical volatility of the Company’s stock price.  The computation of expected life is based on historical exercise patterns and other factors.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.      ACQUISITIONS

During the three months ended November 1, 2008, the Company acquired substantially all of the assets and liabilities of one branded products company in the other category.  See Note 7 “Business Segments” for a description of the Company’s reportable segment and the “other” category.  The total cash consideration paid for this product line was approximately $0.5 million.  No goodwill was recorded in connection with the acquisition.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

The Company has completed the final purchase price allocation for its acquisition of Distribution Holdings, Inc. (“DHI”) and its wholly owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”) based upon a third-party valuation firm’s independent appraisal of the fair value of certain assets acquired.  As a result of the final purchase price allocation, during the three months ended November 1, 2008 goodwill decreased by approximately $4.1 million, due primarily to an increase of $5.6 million in the valuation of customer list intangibles offset by an increase in related deferred tax liabilities.

4.      EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended

(In thousands)	November 1, 2008	October 27, 2007

Basic weighted average shares outstanding	42,764	42,610

Net effect of dilutive stock options based upon the treasury stock method	155	219

Diluted weighted average shares outstanding	42,919	42,829

There were 915,625 and 665,839 anti-dilutive stock options outstanding for the three months ended November 1, 2008 and October 27, 2007, respectively.  These anti-dilutive stock options were excluded from the calculation of diluted earnings per share.

5.      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR interest rate movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  One-month LIBOR was 2.58% and 4.79% as of November 1, 2008 and October 27, 2007, respectively.

The interest rate swap is designated as a cash flow hedge and is reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive loss.  The Company does not enter into derivative agreements for trading purposes

As of August 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and for non-financial assets and liabilities that we recognize or disclose at fair value on at least an annual basis.  SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

•
Level 3 Inputs – One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

The following table provides the fair values hierarchy for financial assets and liabilities (in millions) measured on a recurring basis:

	Fair Value at November 1, 2008
	Level 1	Level 2	Level 3
Description
Liabilities
Interest Rate Swap	-	$1.7	-
Total	-	$1.7	-

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company had no commodity swap agreements as of November 1, 2008.

6.      COMPREHENSIVE INCOME

Total comprehensive income for the three months ended November 1, 2008 and October 27, 2007 amounted to approximately $13.0 million and $13.1 million, respectively.  Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended November 1, 2008 and October 27, 2007, the change in fair value of this financial instrument was a $0.5 million pre-tax loss ($0.3 million after-tax loss) and a $0.7 million pre-tax loss ($0.5 million after-tax loss), respectively.

7.      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment.  These operating divisions have similar products and services, customer channels, distribution methods and historical margins.  The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce, and related products in the United States.  The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments.  Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions.  Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.”  “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, and a manufacturing division, which engages in importing, roasting and packaging nuts, seeds, dried fruit and snack items through our Blue Marble branded product lines.  “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended November 1, 2008:
Net sales	$849,725	$36,019	$(21,508)		$864,236
Operating income (loss)	29,419	(3,386)	(988)		25,045
Interest expense				$3,410	3,410
Interest income				(252)	(252)
Other, net				(48)	(48)
Income before income taxes					21,935
Depreciation and amortization	6,023	346			6,369
Capital expenditures	10,009	1,406			11,415
Goodwill	149,976	16,489			166,465
Total assets	1,063,484	108,103	(10,038)		1,161,549

Three months ended October 27, 2007:
Net sales	$724,728	$31,778	$(20,117)		$736,389
Operating income (loss)	23,059	1,275	(129)		24,205
Interest expense				$2,891	2,891
Interest income				(179)	(179)
Other, net				69	69
Income before income taxes					21,424
Depreciation and amortization	4,382	296			4,678
Capital expenditures	12,348	275			12,623
Goodwill	64,032	15,871			79,903
Total assets	791,340	102,106	(8,682)		884,764

8.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Company has adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and it did not have a material effect on its consolidated financial statements.  In accordance with FSP 157-2, the Company has delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until its 2010 fiscal year.  The Company does not expect the full adoption of SFAS 157 in accordance with FSP 157-2 to have a material effect on the disclosures that accompany its consolidated financial statements.  Refer to Note 5 for further discussion regarding the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of November 1, 2008, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS No. 141, Business Combinations.  SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after August 2, 2009.

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

In April 2008, the FASB staff issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R).  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial statements.

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

Our operations are comprised of three principal operating divisions.  These operating divisions are:

•
our wholesale division, which includes our broadline natural and organic distribution business, our specialty distribution business, Albert’s Organics, Inc., which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of the Natural Retail Group, which operates our 13 natural products retail stores; and

•
our manufacturing division, which is comprised of Hershey Imports Company, Inc. (“Hershey Imports”), which specializes in the international importation, roasting and packaging of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our Blue Marble branded product lines.

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

We have been the primary distributor to Whole Foods Market, Inc. (“Whole Foods Market”), our largest customer, for more than 10 years.  In August 2007, Whole Foods Market acquired Wild Oats Markets, Inc. (“Wild Oats Markets”).  We had served as the primary distributor of natural and organic foods and non-food products for Wild Oats Markets prior to the acquisition, and our relationship with Whole Foods Market expanded to cover the former

Wild Oats Markets stores retained by Whole Foods Market following the acquisition.  On a combined basis, and excluding sales to Wild Oats Markets’ former Henry’s and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market and Wild Oats Markets accounted for approximately 32% and 36% of our net sales for the three months ended November 1, 2008, and October 27, 2007, respectively.

On November 2, 2007, we acquired Distribution Holdings, Inc. (“DHI”) and its wholly owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”), which we now refer to as UNFI Specialty Distribution.  Through UNFI Specialty Distribution, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

We believe that our acquisition of UNFI Specialty Distribution accomplishes several of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market.  We believe that UNFI Specialty Distribution’s customer base enhances our conventional supermarket business channel and that the organizations’ complementary product lines present opportunities for cross-selling.

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs.  Our new, 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.  In April 2008, we announced plans to lease a new 675,000 square foot distribution center in York, Pennsylvania to serve our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia.  Operations at the York, Pennsylvania facility are scheduled to commence in January 2009.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $191.5 million and $179.1 million, net of the allowance for doubtful accounts of $5.3 million and $5.5 million, as of November 1, 2008 and August 2, 2008, respectively. Our notes receivable balances were $3.5 million and $3.8 million, net of the allowance for doubtful accounts of $1.6 million and $1.6 million, as of November 1, 2008 and August 2, 2008, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $15.4 million and $12.5 million as of November 1, 2008 and August 2, 2008, respectively.

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year.  Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.  Total goodwill as of November 1, 2008 and August 2, 2008 was $166.5 million and $170.6 million, respectively.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired.  Impairment is measured as the difference between the fair value of the asset and its carrying value.  Total indefinite lived intangible assets as of November 1, 2008 and August 2, 2008 were $26.1 million and $25.9 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.  Total finite-lived intangible assets as of November 1, 2008 and August 2, 2008 were $12.6 million and $7.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	November 1,	October 27,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	80.6%	81.6%
Gross profit	19.4%	18.4%

Operating expenses	16.5%	15.1%
Total operating expenses	16.5%	15.1%

Operating income	2.9%	3.3%

Other expense (income):
Interest expense	0.4%	0.4%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%
Total other expense	0.4%	0.4%

Income before income taxes	2.5%	2.9%

Provision for income taxes	1.0%	1.1%

Net income	1.5%	1.8%

Three Months Ended November 1, 2008 Compared To Three Months Ended October 27, 2007

Net Sales

Our net sales increased approximately 17.4%, or $127.8 million, to $864.2 million for the three months ended November 1, 2008, from $736.4 million for the three months ended October 27, 2007.   This increase was primarily due to sales from UNFI Specialty Distribution of $53.1 million as well as organic sales growth (sales growth excluding the impact of acquisitions) in our wholesale division of $71.9 million.  We acquired UNFI Specialty Distribution (formerly DHI and Millbrook) on November 2, 2007, and our results for the three months ended October 27, 2007, therefore, do not include any amounts attributable to this business.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 32% and 36% of our net sales for the three months ended November 1, 2008 and October 27, 2007, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended November 1, 2008 and October 27, 2007:

Customer type	Percentage of Net Sales

	2008	2007

Independently owned natural products retailers	43%	43%

Supernatural chains	32%	36%

Conventional supermarkets	20%	16%

Other	5%	5%

Compared to sales for the three months ended October 27, 2007, sales in the conventional supermarket channel in the three months ended November 1, 2008 were positively impacted by our acquisition of UNFI Specialty Distribution.  Sales in the supermarket channel were negatively impacted for the three months ended October 27, 2007 by the loss of a key customer.

Gross Profit

Our gross profit increased approximately 23.7%, or $32.1 million, to $167.6 million for the three months ended November 1, 2008, from $135.5 million for the three months ended October 27, 2007. Our gross profit as a percentage of net sales was 19.4% and 18.4% for the three months ended November 1, 2008 and October 27, 2007, respectively. Gross profit as a percentage of net sales during the three months ended November 1, 2008 was positively impacted by sales from our UNFI Specialty Distribution business as well as increased fuel surcharge revenues and increased focus on efficiencies such as forward buying by our purchasing teams.  We expect UNFI Specialty Distribution’s full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.  We continue to focus on increasing our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Gross profit as a percentage of net sales during the three months ended October 27, 2007 was negatively impacted by new customer contracts and changes in our sales channel mix.

Operating Expenses

Our total operating expenses increased approximately 28.0%, or $31.2 million, to $142.5 million for the three months ended November 1, 2008, from $111.3 million for the three months ended October 27, 2007. The increase in total operating expenses for the three months ended November 1, 2008 was primarily due to increases of approximately $9.4 million in infrastructure, fuel and other distribution expenses in our wholesale division to support our sales growth and an increase in operating expenses as a result of the UNFI Specialty Distribution acquisition.  We incurred $2.5 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the planned relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania, scheduled to occur in January 2009. Total operating expenses for the three months ended November 1, 2008 and October 27, 2007 includes share-based compensation expense of $1.7 million and $1.0 million, respectively. See Note 2 to our condensed consolidated financial statements.

As a percentage of net sales, total operating expenses increased to approximately 16.5% for the three months ended November 1, 2008, from approximately 15.1% for the three months ended October 27, 2007. The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of UNFI Specialty Distribution in November 2007, increased fuel expenses and labor and other duplicate expenses related to the opening of our Moreno Valley, California and York, Pennsylvania distribution facilities.  Despite the inefficiencies associated with opening our Moreno Valley, California and York, Pennsylvania distribution facilities, we expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses as a percentage of sales over the long-term.

Operating Income

Operating income increased approximately 3.5%, or $0.8 million, to $25.0 million for the three months ended November 1, 2008 from $24.2 million for the three months ended October 27, 2007.  As a percentage of net sales, operating income was 2.9% for the three months ended November 1, 2008, compared to 3.3% for the three months ended October 27, 2007.  The decrease in operating income as a percentage of net sales is attributable to the increase in operating expenses as a percentage of net sales for the three months ended November 1, 2008, compared to the three months ended October 27, 2007, which is primarily attributable to our acquisition of UNFI Specialty Distribution.

Other Expense (Income)

Other expense (income) increased $0.3 million to $3.1 million for the three months ended November 1, 2008, from $2.8 million for the three months ended October 27, 2007. Interest expense of $3.4 million for the three months ended November 1, 2008 represented an increase of 18.0% from the three months ended October 27, 2007 due primarily to higher debt levels associated with the November 2007 acquisition of UNFI Specialty Distribution, partially offset by lower interest rates during the three months ended November 1, 2008.

Provision for Income Taxes

Our effective income tax rate was 39.6% and 36.7% for the three months ended November 1, 2008 and October 27, 2007, respectively.  The increase in the effective income tax rate was primarily due to the prior year benefit of tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income decreased $0.3 million to $13.2 million, or $0.31 per diluted share, for the three months ended November 1, 2008, compared to $13.6 million, or $0.32 per diluted share, for the three months ended October 27, 2007.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million.  We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty Distribution.  On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.   The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  As of November 1, 2008, our borrowing base, based on accounts receivable and inventory levels, was $398.8 million, with remaining availability of $77.1 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility (the “Amended Credit Agreement”).  As of November 1, 2008, approximately $60.5 million was outstanding under the term loan agreement.  As of November 1, 2008, we were in compliance with covenants under the Amended Credit Agreement and our term loan agreement.

We believe that our capital expenditure requirements for fiscal 2009 will be between $55 and $62 million.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base.  We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2009 requirements, both in dollars and as a percentage of net sales.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $31.2 million for the three months ended November 1, 2008, and was the result of net income of $13.2 million, the change in cash collected from customers net of cash paid to vendors and a $73.6 million investment in inventory. The increase in inventory levels primarily related to increased sales, as well as building inventory in anticipation of the opening of our Moreno Valley, California and our York, Pennsylvania facilities in September 2008 and January 2009, respectively. Net cash used in operations was $19.0 million for the three months ended October 27, 2007, as the result of net income of $13.6 million, the change in cash collected from customers net of cash paid to vendors and a $52.2 million investment in inventory.  Days in inventory was 56 days at November 1, 2008 and 51 days at October 27, 2007.  This increase was due primarily to inventory purchased in anticipation of the opening of our Moreno Valley, California and our York, Pennsylvania facilities.  Days sales outstanding improved to 20 days at November 1, 2008, compared to 21 days at October 27, 2007.  Working capital increased by $7.8 million, or 7%, to $118.7 million at November 1, 2008, compared to working capital of $110.9 million at August 2, 2008.

Net cash used in investing activities decreased $6.7 million to $11.6 million for the three months ended November 1, 2008, compared to $18.3 million for the three months ended October 27, 2007.  This decrease was primarily due to the recording in the three months ended October 27, 2007 of a $5.0 million loan receivable we assumed as part of the purchase price for our acquisition of UNFI Specialty Distribution.

Net cash provided by financing activities was $24.9 million for the three months ended November 1, 2008 compared to $39.7 million for the three months ended October 27, 2007.  The decrease was primarily due to lower borrowings under notes payable, partially offset by lower repayments on long-term debt and additional proceeds from our bank overdraft.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million.  All shares were purchased at prevailing market prices.  We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.  We did not make any such common stock repurchases in the three months ended November 1, 2008 or October 27, 2007.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 2.58% as of November 1, 2008.  The swap agreement qualifies as an “effective” hedge under SFAS 133.

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2008 except for an operating lease signed with respect to office space for our new corporate headquarters in Providence, Rhode Island.  Commitments related to the Providence, Rhode Island lease agreement amount to $0.2 million in fiscal year 2009, $0.8 million in fiscal year 2010, $1.1 million in fiscal year 2011, $1.2 million in fiscal years 2012 and 2013, and $7.1 million in the aggregate thereafter.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  We adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and it did not have a material effect on our consolidated financial statements.  In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until our fiscal year beginning August 2, 2009.  We do not expect the full adoption of SFAS 157 in accordance with FSP 157-2 to have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of November 1, 2008, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS No. 141, Business Combinations.  SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will apply SFAS 141(R) to any acquisitions that are made on or after August 2, 2009.

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

In April 2008, the FASB staff issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R).  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 5 to the condensed consolidated financial statements, we use an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt.  In addition, from time to time we use commodity swap agreements to hedge a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2008.

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

(b)
Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend heavily on our principal customer.

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth.  In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served.  In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States.  In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market.  On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 32% and 36% of our net sales for the three months ended November 1, 2008 and October 27, 2007, respectively.  As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations.

Our operations are sensitive to economic downturns.

The grocery industry is sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits.  Among these changes could be a reduction in the number of organic products that consumers purchase where there are non-organic (or “conventional”) alternatives, given that many organic products, and particularly organic foods, often have higher retail prices than do their conventional counterparts.  In addition, consumers may choose to purchase private label organic products rather than branded organic products, which have higher retail prices than do their private label counterparts.

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

Our customers generally are not obligated to continue purchasing products from us.

We generally sell products under purchase orders, and we generally do not have agreements with or commitments from our customers for the purchase of products.  We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.  Decreases in our customers’ sales volumes or orders for products supplied by us may have an adverse affect on our business, financial condition or results of operations.

Our profit margins may decrease due to consolidation in the grocery industry.

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

Our acquisition strategy may adversely affect our business.

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

The integration process has diverted and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations.  In particular, the integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales.  In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.  For example, our acquisition of UNFI Specialty Distribution has diverted the attention of management away from our core business, not yet produced the purchasing efficiencies and other synergies we expect to result from the acquisition and negatively affected our operating expenses.  Although we expect to achieve efficiencies from this acquisition in future periods, we cannot assure you that we will realize any of the anticipated benefits of this or other mergers.

We may have difficulty managing our growth.

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

We have significant competition from a variety of sources.

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

We have an amended $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or (ii) one-month LIBOR plus 0.75%.  As of November 1, 2008, our borrowing base, based on accounts receivable and inventory levels, was $398.8 million, with remaining availability of $77.1 million.

We have a term loan agreement in the principal amount of $75 million secured by certain real property.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan accrues at one-month LIBOR plus 1.0%.  As of November 1, 2008, $60.5 million was outstanding under the term loan agreement.

In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital.  In the event that our cost of capital increases, such as during the Credit Facility Noncompliance Period under our revolving credit facility and our term loan agreement, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations.

Our operating results may vary significantly from period to period due to:

•	demand for natural products;

•	changes in our operating expenses, including in fuel and insurance expenses;

•	management’s ability to execute our business and growth strategies;

•	changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

•	fluctuation of natural product prices due to competitive pressures;

•	personnel changes;

•	general economic conditions;

•	supply shortages, including a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;

•	volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise; and

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

We are subject to significant governmental regulation.

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

We are dependent on a number of key executives.

Management of our business is substantially dependent upon the services of certain key management employees.  Loss of the services of any officers or any other key management employee could have a material adverse effect on our business, financial condition or results of operations.

Union-organizing activities could cause labor relations difficulties.

As of November 1, 2008, we had approximately 6,200 full and part-time employees.  An aggregate of approximately 7% of our total employees, or approximately 417 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey; Auburn, Washington; East Brunswick, New Jersey; Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2009, June 2009, March 2013 and July 2009, respectively.  We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.58	Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008.
10.59*	Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008.
10.60	Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008. (Included within Exhibit 10.59)
10.61	Form of Performance Unit Agreement under the 2004 Equity Incentive Plan
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated:  December 10, 2008