Form 10-Q
period 2009-01-31
UNITED NATURAL FOODS INC
filed 2009-03-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of February 24, 2009 there were 42,938,771 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	January 31,	August 2,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$24,636	$25,333
Accounts receivable, net of allowance of $6,133 and $5,535, respectively	193,128	179,063
Notes receivable, trade, net of allowance of $77 and $130, respectively	1,260	1,412
Inventories	406,594	394,364
Prepaid expenses and other current assets	17,042	13,307
Deferred income taxes	14,221	14,221
Total current assets	656,881	627,700

Property & equipment, net	239,334	234,115

Other assets:
Goodwill	166,471	170,609
Notes receivable, trade, net of allowance of $1,462 and $1,423, respectively	2,388	2,349
Intangible assets, net of accumulated amortization of $2,734 and $1,671, respectively	40,199	33,689
Other assets	18,655	16,021
Total assets	$1,123,928	$1,084,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$297,000	$288,050
Accounts payable	151,457	160,418
Accrued expenses and other current liabilities	69,627	63,308
Current portion of long-term debt	4,951	5,027
Total current liabilities	523,035	516,803

Long-term debt, excluding current portion	56,486	58,485
Deferred income taxes	10,437	9,058
Other long-term liabilities	24,513	20,087
Total liabilities	614,471	604,433

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,168 issued and 42,939 outstanding shares at January 31, 2009; 43,100 issued and 42,871 outstanding shares at August 2, 2008	432	431
Additional paid-in capital	172,832	169,238
Unallocated shares of Employee Stock Ownership Plan	(958)	(1,040)
Treasury stock	(6,092)	(6,092)
Accumulated other comprehensive loss	(1,891)	(753)
Retained earnings	345,134	318,266
Total stockholders' equity	509,457	480,050
Total liabilities and stockholders' equity	$1,123,928	$1,084,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Net sales	$847,635	$830,656	$1,711,871	$1,567,045
Cost of sales	685,570	675,984	1,382,217	1,276,902
Gross profit	162,065	154,672	329,654	290,143

Operating expenses	136,212	135,100	278,755	246,366
Total operating expenses	136,212	135,100	278,755	246,366

Operating income	25,853	19,572	50,899	43,777

Other expense (income):
Interest expense	3,200	5,059	6,611	7,950
Interest income	(92)	(153)	(343)	(332)
Other, net	196	6	147	75
Total other expense	3,304	4,912	6,415	7,693

Income before income taxes	22,549	14,660	44,484	36,084
Provision for income taxes	8,929	5,561	17,616	13,423
Net income	$13,620	$9,099	$26,868	$22,661

Basic per share data:
Net income	$0.32	$0.21	$0.63	$0.53

Weighted average basic shares of common stock	42,821	42,676	42,803	42,645

Diluted per share data:
Net income	$0.32	$0.21	$0.63	$0.53

Weighted average diluted shares of common stock	42,910	42,884	42,931	42,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	January 31,	January 26,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,868	$22,661
Adjustments to reconcile net income to net cash provided by (used in) operating activites:
Depreciation and amortization	13,288	10,160
Loss on disposals of property and equipment	68	8
Provision for doubtful accounts	1,776	1,286
Share-based compensation	3,312	2,387
Gain on forgiveness of loan	-	(157)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(15,102)	(13,565)
Inventories	(9,666)	(57,392)
Prepaid expenses and other assets	(3,392)	(5,727)
Notes receivable, trade	113	(265)
Accounts payable	(9,078)	(2,729)
Accrued expenses	8,370	4,371
Net cash provided by (used in) operating activities	16,557	(38,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,012)	(21,466)
Purchases of acquired businesses, net of cash acquired	(4,301)	(107,235)
Proceeds from disposals of property and equipment	-	165
Net cash used in investing activities	(21,313)	(128,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under note payable	8,950	177,009
Repayments of long-term debt	(2,075)	(6,411)
(Decrease) increase in bank overdraft	(27)	4,102
Payments on life insurance policy loans	(3,072)	-
Proceeds from exercise of stock options	150	810
Tax benefit from exercise of stock options	133	161
Net cash provided by financing activities	4,059	175,671
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(697)	8,173
Cash and cash equivalents at beginning of period	25,333	17,010
Cash and cash equivalents at end of period	$24,636	$25,183

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,216	$7,146
Federal and state income taxes, net of refunds	$17,621	$15,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009 (Unaudited)

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

The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, nonvested stock awards (consisting of awards of restricted stock and restricted stock units), and performance-based shares and units.  These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Awards of restricted stock and restricted stock units to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years.  Awards of performance shares and performance share units vest upon the satisfaction of the relevant performance criteria over the performance period established by the Compensation Committee of the Board of Directors when the award is made.  As of January 31, 2009, the Company had approximately 0.5 million shares of common stock reserved for future issuance under its share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period.  The Company recognized share-based compensation expense for the three months ended January 31, 2009 and January 26, 2008 of $1.6 million and $1.4 million, respectively. For the six months ended January 31, 2009 and January 26, 2008, the Company recognized $3.3 million and $2.4 million, respectively, of share-based compensation expense.  The effect on net income from recognizing share-based compensation expense for the three months ended January 31, 2009 and January 26, 2008 was $1.0 million, or $0.02 per basic and diluted share, and $0.9 million, or $0.02 per basic and diluted share, respectively.  The effect on net income from recognizing share-based compensation expense for the six months ended January 31, 2009 and January 26, 2008 was $2.0 million, or $0.05 per basic and diluted share, and $1.5 million, or $0.03 per basic and diluted share, respectively.  The Company recorded related tax benefits for the six months ended January 31, 2009 and January 26, 2008 of $0.1 million and $0.2 million, respectively.

As of January 31, 2009, there was $15.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option, restricted stock and restricted stock unit awards).  This cost is expected to be recognized over a weighted-average period of 1.5 years.

There were no option awards granted during the three months ended January 31, 2009.  The weighted average grant-date fair value of options granted during the six months ended January 31, 2009 and January 26, 2008 was $6.93 and $7.35, respectively.  The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months and six months ended January 31, 2009 and January 26, 2008, respectively:

	Three months ended		Six months ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Expected volatility	-	32.7%	38.1%	32.7%
Dividend yield	-	0.0%	0.0%	0.0%
Risk free interest rate	-	3.1%	2.1%	3.1%
Expected life	-	3.0 years	3.0 years	3.0 years

The computation of expected volatility is based on the historical volatility of the Company’s stock price.  The computation of expected life is based on historical exercise patterns and other factors.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.	ACQUISITIONS

During the six months ended January 31, 2009, the Company acquired substantially all of the assets and liabilities of three branded products companies, which the Company includes in the other category.  See Note 7 “Business Segments” for a description of the Company’s reportable segment and the “other” category.  The total cash consideration paid for these product lines was approximately $4.3 million, in addition to approximately $0.5 million of holdbacks recorded in accrued expenses in the consolidated balance sheets.  No goodwill was recorded in connection with the acquisitions.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

The Company has completed the final purchase price allocation for its acquisition of Distribution Holdings, Inc. and its wholly owned subsidiary Millbrook Distribution Services, Inc. with the assistance of a third-party valuation firm’s independent appraisal of the fair value of certain assets acquired.  As a result of the final purchase price allocation, during the six months ended January 31, 2009 goodwill decreased by approximately $4.1 million, due primarily to a reclassification of $5.6 million to the valuation of customer list intangibles offset by an increase in related deferred tax liabilities.

4.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended

(In thousands)	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Basic weighted average shares outstanding	42,821	42,676	42,803	42,645

Net effect of dilutive stock awards based upon the treasury stock method	89	208	128	215

Diluted weighted average shares outstanding	42,910	42,884	42,931	42,860

There were 1,636,358 and 740,814 anti-dilutive stock awards outstanding for the three months ended January 31, 2009 and January 26, 2008, respectively.  For the six months ended January 31, 2009 and January 26, 2008, there were 1,435,320 and 742,314 anti-dilutive stock awards outstanding, respectively.  These anti-dilutive stock awards were excluded from the calculation of diluted earnings per share.

5.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  One-month LIBOR was 0.42% and 3.31% as of January 31, 2009 and January 26, 2008, respectively.

The interest rate swap is designated as a cash flow hedge and is reflected at fair value in the Company’s consolidated balance sheet and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive loss.  The Company does not enter into derivative agreements for trading purposes.

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

The following table provides the fair values hierarchy for financial assets and liabilities (in millions) measured on a recurring basis:

	Fair Value at January 31, 2009
	Level 1	Level 2	Level 3
Description
Liabilities
Interest Rate Swap	-	$3.1	-
Total	-	$3.1	-

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company had no commodity swap agreements during the six months ended January 31, 2009 or January 26, 2008.

6.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended January 31, 2009 and January 26, 2008 amounted to approximately $12.8 million and $7.8 million, respectively.  Total comprehensive income for the six months ended January 31, 2009 and January 26, 2008 was approximately $25.7 million and $20.9 million, respectively. Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended January 31, 2009 and January 26, 2008, the change in fair value of this financial instrument was a $1.4 million pre-tax loss ($0.9 million after-tax loss) and a $2.0 million pre-tax loss ($1.3 million after-tax loss), respectively.  The change in fair value of this derivative financial instrument was a $1.9 million pre-tax loss ($1.1 million after-tax loss) and a $2.8 million pre-tax loss ($1.7 million after-tax loss) for the six months ended January 31, 2009 and January 26, 2008, respectively.

7.	BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment.  These operating divisions have similar products and services, customer channels, distribution methods and historical margins.  The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce, and related products in the United States.  The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments.  Therefore, these operating divisions are aggregated under the caption of “Other” with corporate operating expenses that are not allocated to operating divisions.  Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.”  “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging nuts, seeds, dried fruit and snack items through  Hershey Imports, and our Blue Marble branded product lines.  “Other” also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company’s headquarters located in Dayville, Connecticut.

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended January 31, 2009:
Net sales	$833,223	$32,459	$(18,047)		$847,635
Operating income (loss)	28,907	(5,000)	1,946		25,853
Interest expense				$3,200	3,200
Interest income				(92)	(92)
Other, net				196	196
Income before income taxes					22,549
Depreciation and amortization	6,178	741			6,919
Capital expenditures	5,011	586			5,597
Goodwill	149,982	16,489			166,471
Total assets	995,859	135,168	(7,099)		1,123,928

Three months ended January 26, 2008:
Net sales	$819,278	$31,122	$(19,744)		$830,656
Operating income (loss)	20,333	(433)	(328)		19,572
Interest expense				$5,059	5,059
Interest income				(153)	(153)
Other, net				6	6
Income before income taxes					14,660
Depreciation and amortization	5,196	286			5,482
Capital expenditures	8,700	142			8,842
Goodwill	164,098	15,871			179,969
Total assets	943,336	129,962	(8,669)		1,064,629

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Six months ended January 31, 2009:
Net sales	$1,682,948	$68,478	$(39,555)		$1,711,871
Operating income (loss)	57,677	(7,737)	959		50,899
Interest expense				$6,611	6,611
Interest income				(343)	(343)
Other, net				147	147
Income before income taxes					44,484
Depreciation and amortization	12,201	1,087			13,288
Capital expenditures	15,020	1,992			17,012
Goodwill	149,982	16,489			166,471
Total assets	995,859	135,168	(7,099)		1,123,928

Six months ended January 26, 2008:
Net sales	$1,544,007	$62,900	$(39,862)		$1,567,045
Operating income (loss)	43,393	841	(457)		43,777
Interest expense				$7,950	7,950
Interest income				(332)	(332)
Other, net				75	75
Income before income taxes					36,084
Depreciation and amortization	9,578	582			10,160
Capital expenditures	21,048	418			21,466
Goodwill	164,098	15,871			179,969
Total assets	943,336	129,962	(8,669)		1,064,629

8.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Company has adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and it did not have a material effect on its consolidated financial statements.  In accordance with FSP 157-2, the Company has delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until its 2010 fiscal year.  The Company does not expect the full adoption of SFAS 157 in accordance with FSP 157-2 to have a material effect on the disclosures that accompany its consolidated financial statements.  Refer to Note 5 for further discussion regarding the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of January 31, 2009, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted.  The Company does not expect the adoption of SFAS 161 to have a material effect on the disclosures that accompany its consolidated financial statements.

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

•
our manufacturing division, which is comprised of Hershey Import Company, Inc. (“Hershey Imports”), which specializes in the international importation, roasting and packaging of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our Blue Marble branded product lines.

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

We have been the primary distributor to Whole Foods Market, Inc. (“Whole Foods Market”), our largest customer, for more than 10 years.  In August 2007, Whole Foods Market acquired Wild Oats Markets, Inc. (“Wild Oats Markets”).  We had served as the primary distributor of natural and organic foods and non-food products for Wild Oats Markets prior to the acquisition, and our relationship with Whole Foods Market expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following the acquisition.  Whole Foods Market accounted for approximately 34% and 33% of our net sales for the three months ended January 31, 2009, and January 26, 2008, respectively.  On a combined basis and excluding sales to Wild Oats Markets’ former Henry’s and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market and Wild Oats Markets accounted for approximately 33% and 34% of our net sales for the six months ended January 31, 2009 and January 26, 2008, respectively.

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs.  Our new, 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.  Our newly leased, 675,000 square foot distribution center in York, Pennsylvania commenced operations in January 2009 and serves our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $193.1 million and $179.1 million, net of the allowance for doubtful accounts of $6.1 million and $5.5 million, as of January 31, 2009 and August 2, 2008, respectively. Our notes receivable balances were $3.6 million and $3.8 million, net of the allowance for doubtful accounts of $1.5 million and $1.6 million, as of January 31, 2009 and August 2, 2008, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $15.8 million and $12.5 million as of January 31, 2009 and August 2, 2008, respectively.

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year.  Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.  Total goodwill as of January 31, 2009 and August 2, 2008 was $166.5 million and $170.6 million, respectively.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired.  Impairment is measured as the difference between the fair value of the asset and its carrying value.  Total indefinite-lived intangible assets as of January 31, 2009 and August 2, 2008 were $28.2 million and $25.9 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.  Total finite-lived intangible assets as of January 31, 2009 and August 2, 2008 were $12.0 million and $7.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9%	81.4%	80.7%	81.5%
Gross profit	19.1%	18.6%	19.3%	18.5%

Operating expenses	16.0%	16.3%	16.2%	15.7%
Amortization of intangible assets	0.1%	0.0%	0.1%	0.0%
Total operating expenses	16.1%	16.3%	16.3%	15.7%

Operating income	3.1%*	2.4%*	3.0%	2.8%

Other expense (income):
Interest expense	0.4%	0.6%	0.4%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.4%	0.6%	0.4%	0.5%

Income before income taxes	2.7%	1.8%	2.6%	2.3%

Provision for income taxes	1.1%	0.7%	1.0%	0.9%

Net income	1.6%	1.1%	1.6%	1.4%

* Total reflects rounding

Three Months Ended January 31, 2009 Compared To Three Months Ended January 26, 2008

Net Sales

Our net sales increased approximately 2.0%, or $17.0 million, to $847.6 million for the three months ended January 31, 2009, from $830.7 million for the three months ended January 26, 2008.  This increase was primarily due to organic sales growth (sales growth excluding the impact of acquisitions) in our wholesale segment of $30.9 million.  We acquired UNFI Specialty Distribution (formerly DHI and Millbrook) on November 2, 2007, and amounts attributable to this business were first included in our financial statements for the three months ended January 26, 2008.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

Whole Foods Market accounted for approximately 34% and 33% of our net sales for the three months ended January 31, 2009 and January 26, 2008, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended January 31, 2009 and January 26, 2008:

Customer type	Percentage of Net Sales
	2009	2008
Independently owned natural products retailers	41%	41%
Supernatural chains	34%	33%
Conventional supermarkets	20%	22%
Other	5%	4%

Compared to sales for the three months ended January 26, 2008, sales in the conventional supermarket channel in the three months ended January 31, 2009 were negatively impacted by customer losses within UNFI Specialty Distribution that were in process before our acquisition of Millbrook.

Gross Profit

Our gross profit increased approximately 4.8%, or $7.4 million, to $162.1 million for the three months ended January 31, 2009, from $154.7 million for the three months ended January 26, 2008. Our gross profit as a percentage of net sales was 19.1% and 18.6% for the three months ended January 31, 2009 and January 26, 2008, respectively. Gross profit as a percentage of net sales during the three months ended January 31, 2009 was positively impacted by sales from our UNFI Specialty Distribution as well as increased fuel surcharge revenues.  We expect UNFI Specialty Distribution’s full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.  We continue to focus on increasing our branded product revenues through our Blue Marble Brands division, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Operating Expenses

Our total operating expenses increased approximately 0.8%, or $1.1 million, to $136.2 million for the three months ended January 31, 2009, from $135.1 million for the three months ended January 26, 2008. The increase in total operating expenses for the three months ended January 31, 2009 was primarily due to increases in our wholesale division to support our sales growth.  During the quarter ended January 31, 2009, we incurred $2.6 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania.  Operating expenses for the three months ended January 26, 2008 included $0.7 million of costs associated with opening the Ridgefield, Washington facility.  Total operating expenses for the three months ended January 31, 2009 and January 26, 2008 includes share-based compensation expense of $1.6 million and $1.4 million, respectively. See Note 2 to our condensed consolidated financial statements.

As a percentage of net sales, total operating expenses decreased to approximately 16.1% for the three months ended January 31, 2009, from approximately 16.3% for the three months ended January 26, 2008. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower fuel expenses and expense control programs across all of our divisions.

Operating Income

Operating income increased approximately 32.1%, or $6.3 million, to $25.9 million for the three months ended January 31, 2009 from $19.6 million for the three months ended January 26, 2008.  As a percentage of net sales, operating income was 3.1% for the three months ended January 31, 2009, compared to 2.4% for the three months ended January 26, 2008.  The increase in operating income as a percentage of net sales is attributable to the smaller operating loss within UNFI Specialty as well as the decrease in total operating expenses as a percentage of net sales for the three months ended January 31, 2009, compared to the three months ended January 26, 2008.

Other Expense (Income)

Other expense (income) decreased $1.6 million to $3.3 million for the three months ended January 31, 2009, from $4.9 million for the three months ended January 26, 2008. Interest expense of $3.2 million for the three months ended January 31, 2009 represented a decrease of 36.7% from the three months ended January 26, 2008 due primarily to lower interest rates, partially offset by higher average debt levels during the three months ended January 31, 2009.

Provision for Income Taxes

Our effective income tax rate was 39.6% and 37.9% for the three months ended January 31, 2009 and January 26, 2008, respectively.  The increase in the effective income tax rate was primarily due to the prior year benefit of tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $4.5 million to $13.6 million, or $0.32 per diluted share, for the three months ended January 31, 2009, compared to $9.1 million, or $0.21 per diluted share, for the three months ended January 26, 2008.

Six Months Ended January 31, 2009 Compared To Six Months Ended January 26, 2008

Net Sales

Our net sales increased approximately 9.2%, or $144.8 million, to $1,712 million for the six months ended January 31, 2009, from $1,567 million for the six months ended January 26, 2008.  This increase was primarily due to organic sales growth (sales growth excluding the impact of acquisitions) in our wholesale segment of $102.8 million.  Additionally, net sales from UNFI Specialty Distribution were $108.5 million for the six months ended January 31, 2009, as compared to net sales of $72.3 million for the six months ended January 26, 2008.  We acquired UNFI Specialty Distribution (formerly DHI and Millbrook) on November 2, 2007, and our results for the six months ended January 26, 2008 include amounts attributable to this business for only approximately three months.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 33% and 34% of our net sales for the six months ended January 31, 2009 and January 26, 2008, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the six months ended January 31, 2009 and January 26, 2008:

Customer type	Percentage of Net Sales
	2009	2008
Independently owned natural products retailers	42%	42%
Supernatural chains	33%	34%
Conventional supermarkets	20%	20%
Other	5%	4%

Compared to sales for the six months ended January 26, 2008, sales in the conventional supermarket channel grew by 13.3% in the six months ended January 31, 2009 due primarily to the acquisition of UNFI Specialty Distribution.

Gross Profit

Our gross profit increased approximately 13.6%, or $39.5 million, to $329.7 million for the six months ended January 31, 2009, from $290.1 million for the six months ended January 26, 2008. Our gross profit as a percentage of net sales was 19.3% and 18.5% for the six months ended January 31, 2009 and January 26, 2008, respectively. Gross profit as a percentage of net sales during the six months ended January 31, 2009 was positively impacted by sales from our UNFI Specialty Distribution as well as increased fuel surcharge revenues and increased focus on efficiencies such as forward buying by our purchasing teams.  We expect UNFI Specialty Distribution’s full service supermarket model to continue to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.  We continue to focus on increasing our branded product revenues through our Blue Marble Brands division, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Gross profit as a percentage of net sales during the six months ended January 26, 2008 was negatively impacted by missed forward buying opportunities that were temporary.

Operating Expenses

Our total operating expenses increased approximately 13.1%, or $32.4 million, to $278.8 million for the six months ended January 31, 2009, from $246.4 million for the six months ended January 26, 2008. The increase in total operating expenses for the six months ended January 31, 2009 was primarily due to increases of approximately $22.2 million in infrastructure, fuel and other distribution expenses in our wholesale segment to support our sales growth and the increase in operating expenses as a result of UNFI Specialty Distribution’s higher cost supermarket model.   During the six months ended January 31, 2009, we incurred $5.1 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania. Total operating expenses for the six months ended January 26, 2008 included $35.2 million of infrastructure and personnel costs within our wholesale segment as a result of our acquisition of UNFI Specialty Distribution and our continued sales growth, and $3.1 million of costs associated with opening our Sarasota, Florida and Ridgefield, Washington facilities.  Total operating expenses for the six months ended January 31, 2009 and January 26, 2008 includes share-based compensation expense of $3.3 million and $2.4 million, respectively. See Note 2 to our condensed consolidated financial statements.

As a percentage of net sales, total operating expenses increased to approximately 16.3% for the six months ended January 31, 2009, from approximately 15.7% for the six months ended January 26, 2008. The increase in total operating expenses as a percentage of net sales was primarily attributable to UNFI Specialty Distribution, as well as increased fuel expenses and labor and other duplicate expenses related to the opening of our Moreno Valley, California and York, Pennsylvania distribution facilities.  Despite the inefficiencies associated with opening our Moreno Valley, California and York, Pennsylvania distribution facilities, we expect that the opening of these new facilities will contribute efficiencies and lead to lower operating expenses as a percentage of sales over the long-term.

Operating Income

Operating income increased approximately 16.3%, or $7.1 million, to $50.9 million for the six months ended January 31, 2009 from $43.8 million for the six months ended January 26, 2008.  As a percentage of net sales, operating income was 3.0% for the six months ended January 31, 2009, compared to 2.8% for the six months ended January 26, 2008.  The increase in operating income as a percentage of net sales is attributable to the increase in gross margin as a percentage of net sales for the six months ended January 31, 2009, compared to the six months ended January 26, 2008, as well as a smaller operating loss within UNFI Specialty Distribution.

Other Expense (Income)

Other expense (income) decreased $1.3 million to $6.4 million for the six months ended January 31, 2009, from $7.7 million for the six months ended January 26, 2008. Interest expense of $6.6 million for the six months ended January 31, 2009 represented a decrease of 16.8% from interest expense of $8.0 million for the six months ended January 26, 2008.  This decrease was due primarily to lower interest rates, partially offset by higher debt levels during the six months ended January 31, 2009.

Provision for Income Taxes

Our effective income tax rate was 39.6% and 37.2% for the six months ended January 31, 2009 and January 26, 2008, respectively.  The increase in the effective income tax rate was primarily due to the prior year benefit of tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $4.2 million to $26.9 million, or $0.63 per diluted share, for the six months ended January 31, 2009, compared to $22.7 million, or $0.53 per diluted share, for the six months ended January 26, 2008.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million.  We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty Distribution.  On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.   The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  As of January 31, 2009, our borrowing base, based on accounts receivable and inventory levels, was $388.4 million, with remaining availability of $69.4 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility.  As of January 31, 2009, approximately $59.2 million was outstanding under the term loan agreement.

We believe that our capital expenditure requirements for fiscal 2009 will be between $40 and $45 million.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth and expansion of our customer base.  We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2009 requirements, both in dollars and as a percentage of net sales.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $16.6 million for the six months ended January 31, 2009, and was the result of net income of $26.9 million, the change in cash collected from customers net of cash paid to vendors and a $9.7 million investment in inventory. The increase in inventory levels primarily related to continued elevated inventory levels related to the opening of our Moreno Valley, California and our York, Pennsylvania facilities in September 2008 and January 2009, respectively. Net cash used in operations was $39.0 million for the six months ended January 26, 2008, as the result of net income of $22.7 million, the change in cash collected from customers net of cash paid to vendors and a $57.4 million investment in inventory.  Days in inventory was 58 days at January 31, 2009 and 52 days at January 26, 2008.  This increase was due primarily to inventory purchased in anticipation of the opening of our Moreno Valley, California and our York, Pennsylvania facilities.  Days sales outstanding improved to 20 days at January 31, 2009, compared to 21 days at January 26, 2008.  Working capital increased by $22.9 million, or 21%, to $133.8 million at January 31, 2009, compared to working capital of $110.9 million at August 2, 2008.

Net cash used in investing activities decreased $107.2 million to $21.3 million for the six months ended January 31, 2009, compared to $128.5 million for the six months ended January 26, 2008.  This decrease was primarily due to the cash paid for the acquisition of UNFI Specialty Distribution in the six months ended January 26, 2008.

Net cash provided by financing activities was $4.1 million for the six months ended January 31, 2009 compared to $175.7 million for the six months ended January 26, 2008.  The decrease was primarily due to the increase in borrowings under our credit facility related to our acquisition of UNFI Specialty Distribution during the six months ended January 26, 2008.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we have purchased 228,800 shares of our common stock for our treasury at an aggregate cost of approximately $6.1 million.  All shares were purchased at prevailing market prices.  We may continue or, from time to time, suspend repurchases of shares under our stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in our complete discretion.  We did not make any such common stock repurchases in the six months ended January 31, 2009 or January 26, 2008.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 0.42% as of January 31, 2009.  The swap agreement qualifies as an “effective” hedge under SFAS 133.

Contractual Obligations

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2008, except for an operating lease signed with respect to office space for our new corporate headquarters in Providence, Rhode Island.  Commitments related to the Providence, Rhode Island lease agreement amount to $0.2 million in fiscal year 2009, $0.8 million in fiscal year 2010, $1.1 million in fiscal year 2011, $1.2 million in each of fiscal years 2012 and 2013, and $7.1 million in the aggregate thereafter.

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  We adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and it did not have a material effect on our consolidated financial statements.  In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until our fiscal year beginning August 2, 2009.  We do not expect the full adoption of SFAS 157 in accordance with FSP 157-2 to have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of January 31, 2009, we have not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

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

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth.  In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served.  In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States.  In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market.  Whole Foods Market accounted for approximately 33% and 34% of our net sales for the six months ended January 31, 2009 and January 26, 2008, respectively.  As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or store closures, could materially and adversely affect our business, financial condition or results of operations.

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

We have an amended $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or (ii) one-month LIBOR plus 0.75%.  As of January 31, 2009, our borrowing base, based on accounts receivable and inventory levels, was $388.4 million, with remaining availability of $69.4 million.

We have a term loan agreement in the principal amount of $75 million secured by certain real property.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan accrues at one-month LIBOR plus 1.0%.  As of January 31, 2009, $59.2 million was outstanding under the term loan agreement.

In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital.  In the event that our cost of capital increases, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

Our operating results are subject to significant fluctuations.

Our operating results may vary significantly from period to period due to:

•	demand for natural products;

•	changes in our operating expenses, including in fuel and insurance expenses;

•	management’s ability to execute our business and growth strategies;

•	general economic conditions;

•	changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

•	fluctuation of natural product prices due to competitive pressures;

•	personnel changes;

•	supply shortages, including a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, natural disasters or otherwise;

•	volatility in prices of high-quality agricultural products resulting from poor growing conditions, natural disasters or otherwise; and

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

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals.  In particular:

•	our products are subject to inspection by the U.S. Food and Drug Administration;

•	our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities; and

•	our trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.  In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety.  If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls, such as the peanut-related recall in January 2009, could have an adverse effect on our operating and financial results.

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

As of January 31, 2009, we had approximately 6,100 full and part-time employees.  An aggregate of approximately 7% of our total employees, or approximately 419 of the employees at our Auburn, Washington, East Brunswick, New Jersey, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey; Auburn, Washington; East Brunswick, New Jersey; Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2009, June 2009, March 2013 and July 2009, respectively.  We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 12, 2008, the stockholders of the Company considered and voted on three proposals:

1. Election of Directors. The stockholders elected Michael S. Funk, James P. Heffernan and Steven L. Spinner, to serve as Class III directors until the Company’s 2011 annual meeting of stockholders. The terms of office as directors of Gordon D. Barker, Gail A. Graham, Thomas B. Simone, Joseph M. Cianciolo and Peter Roy continued after the Annual Meeting. The stockholders voted in the following manner:

Name	Votes “FOR”	Votes “WITHHELD”

Michael S. Funk	36,857,023	1,912,181
James P. Heffernan	38,018,977	750,227
Steven L. Spinner	36,283,378	2,485,826

2. Amendment to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”). The stockholders (i) approved an amendment to increase the number of shares of common stock reserved for issuance under the 2004 Plan from 1,000,000 to 2,500,000, and (ii) reapproved the performance criteria applicable to grants of performance-based awards granted under the 2004 Plan.  The stockholders voted in the following manner: (i) 28,204,616 votes were cast “FOR” the proposal; (ii) 5,087,252 votes were cast “AGAINST” the proposal; and (iii) 133,739 votes were cast to “ABSTAIN” from the proposal.

3. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending August 1, 2009. The stockholders voted in the following manner: (i) 38,455,276 votes were cast “FOR” the proposal; (ii) 264,151 votes were cast “AGAINST” the proposal; and (iii) 49,777 votes were cast to “ABSTAIN” from the proposal.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.62*	Performance Unit Agreement between Steven L. Spinner and the Registrant, effective November 5, 2008.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated:  March 11, 2009