Form 10-Q
period 2009-05-02
UNITED NATURAL FOODS INC
filed 2009-06-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                      No ☐

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

As of June 5, 2009 there were 42,999,468 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	May 2,	August 2,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$6,686	$25,333
Accounts receivable, net of allowance of $6,209 and $5,535, respectively	197,580	179,063
Notes receivable, trade, net of allowance of $528 and $130, respectively	606	1,412
Inventories	418,242	394,364
Prepaid expenses and other current assets	14,626	13,307
Deferred income taxes	14,221	14,221
Total current assets	651,961	627,700

Property & equipment, net	241,186	234,115

Other assets:
Goodwill	166,471	170,609
Intangible assets, net of accumulated amortization of $3,273 and $1,671, respectively	39,821	33,689
Notes receivable, trade, net of allowance of $1,415 and $1,423, respectively	2,242	2,349
Other assets	19,201	16,021
Total assets	$1,120,882	$1,084,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$248,573	$288,050
Accounts payable	176,510	160,418
Accrued expenses and other current liabilities	73,485	63,308
Current portion of long-term debt	4,911	5,027
Total current liabilities	503,479	516,803

Long-term debt, excluding current portion	54,875	58,485
Deferred income taxes	10,446	9,058
Other long-term liabilities	24,456	20,087
Total liabilities	593,256	604,433

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,170 issued and 42,942 outstanding shares at May 2, 2009; 43,100 issued and 42,871 outstanding shares at August 2, 2008	432	431
Additional paid-in capital	174,166	169,238
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(917)	(1,040)
Accumulated other comprehensive loss	(1,876)	(753)
Retained earnings	361,913	318,266
Total stockholders' equity	527,626	480,050
Total liabilities and stockholders' equity	$1,120,882	$1,084,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008

Net sales	$889,538	$886,962	$2,601,409	$2,454,007
Cost of sales	720,787	721,119	2,103,004	1,998,021
Gross profit	168,751	165,843	498,405	455,986

Operating expenses	138,327	141,018	417,082	387,384
Total operating expenses	138,327	141,018	417,082	387,384

Operating income	30,424	24,825	81,323	68,602

Other expense (income):
Interest expense	1,723	4,186	8,333	12,137
Interest income	11	(140)	(331)	(472)
Other, net	134	80	281	154
Total other expense	1,868	4,126	8,283	11,819

Income before income taxes	28,556	20,699	73,040	56,783
Provision for income taxes	11,777	7,700	29,393	21,123
Net income	$16,779	$12,999	$43,647	$35,660

Basic per share data:
Net income	$0.39	$0.30	$1.02	$0.84

Weighted average basic shares of common stock	42,871	42,727	42,827	42,678

Diluted per share data:
Net income	$0.39	$0.30	$1.02	$0.83

Weighted average diluted shares of common stock	42,943	42,847	42,939	42,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	May 2,	April 26,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,647	$35,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,329	15,694
Loss on disposals of property and equipment	290	8
Provision for doubtful accounts	3,526	1,665
Share-based compensation	4,607	3,503
Gain on forgiveness of loan	-	(157)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(20,760)	(15,215)
Inventories	(21,314)	(77,007)
Prepaid expenses and other assets	(1,002)	119
Notes receivable, trade	369	69
Accounts payable	(1,195)	2,074
Accrued expenses	12,194	(1,663)
Income taxes payable	-	923
Net cash provided by (used in) operating activities	40,691	(34,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,421)	(32,024)
Purchases of acquired businesses, net of cash acquired	(4,468)	(107,726)
Net cash used in investing activities	(29,889)	(139,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under note payable	(39,477)	175,000
Repayments of long-term debt	(3,726)	(7,754)
Increase in bank overdraft	17,152	9,482
Payments on life insurance policy loans	(3,072)	-
Proceeds from exercise of stock options	188	848
Tax benefit from exercise of stock options	133	171
Capitalized debt issuance costs	(647)	(1,199)
Net cash (used in) provided by financing activities	(29,449)	176,548
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,647)	2,471
Cash and cash equivalents at beginning of period	25,333	17,010
Cash and cash equivalents at end of period	$6,686	$19,481

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,713	$11,431
Federal and state income taxes, net of refunds	$29,734	$18,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2009 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 2, 2008.

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

The Company has a share-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, nonvested stock awards (consisting of awards of restricted stock and restricted stock units), and performance-based shares and units.  These awards to employees are granted under various plans which are stockholder approved. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and generally expire ten years from the grant date. Awards of restricted stock and restricted stock units to employees are generally time-based and vest 25% on each annual anniversary of the grant date over four years.  Awards of performance shares and performance share units vest upon the satisfaction of the relevant performance criteria over the performance period established by the Compensation Committee of the Board of Directors when the award is made.  As of May 2, 2009, the Company had approximately 0.4 million shares of common stock reserved for future issuance under its share-based compensation plans.

The Company recognizes share-based compensation expense in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) over the requisite service period of the individual grants, which generally equals the vesting period.  The Company recognized share-based compensation expense for the three months ended May 2, 2009 and April 26, 2008 of $1.3 million and $1.1 million, respectively. For the nine months ended May 2, 2009 and April 26, 2008, the Company recognized $4.6 million and $3.5 million, respectively, of share-based compensation expense.  The effect on net income from recognizing share-based compensation expense for the three months ended May 2, 2009 and April 26, 2008 was $0.8 million, or $0.02 per basic and diluted share, and $0.7 million, or $0.02 per basic and diluted share, respectively.  The effect on net income from recognizing share-based compensation expense for the nine months ended May 2, 2009 and April 26, 2008 was $2.8 million, or $0.06 per basic and diluted share, and $2.2 million, or $0.05 per basic and diluted share, respectively.  The Company recorded related tax benefits from stock option exercises for the nine months ended May 2, 2009 and April 26, 2008 of $0.1 million and $0.2 million, respectively.

As of May 2, 2009, there was $12.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option, restricted stock and restricted stock unit awards).  This cost is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average grant-date fair value of options granted during the three months ended May 2, 2009 was $5.78.  No options were granted during the three months ended April 26, 2008.  The weighted average grant-date fair value of options granted during the nine months ended May 2, 2009 and April 26, 2008 was $6.86 and $7.34, respectively.  The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended May 2, 2009 and April 26, 2008, respectively:

	Three months ended		Nine months ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Expected volatility	44.1%	-	38.5%	32.7%
Dividend yield	0.0%	-	0.0%	0.0%
Risk free interest rate	1.3%	-	2.1%	3.1%
Expected life	3.0 years	-	3.0 years	3.0 years

The computation of expected volatility is based on the historical volatility of the Company’s stock price.  The computation of expected life is based on historical exercise patterns and other factors.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

3.	ACQUISITIONS

During the nine months ended May 2, 2009, the Company acquired substantially all of the assets and liabilities of three branded products companies, which the Company includes in the other category.  See Note 7 “Business Segments” for a description of the Company’s reportable segment and the “other” category.  The total cash consideration paid for these product lines was approximately $5.0 million, including approximately $0.5 million of holdbacks currently held in escrow.  No goodwill was recorded in connection with the acquisitions.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

The Company has completed the final purchase price allocation for its acquisition of Distribution Holdings, Inc. and its wholly owned subsidiary Millbrook Distribution Services, Inc. with the assistance of a third-party valuation firm’s independent appraisal of the fair value of certain assets acquired.  As a result of the final purchase price allocation, during the nine months ended May 2, 2009 goodwill decreased by approximately $4.1 million, due primarily to a reclassification of $5.6 million to the valuation of customer list intangibles offset by an increase in related deferred tax liabilities.

4.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Basic weighted average shares outstanding	42,871	42,727	42,827	42,678

Net effect of dilutive stock awards based upon the treasury stock method	72	120	112	180

Diluted weighted average shares outstanding	42,943	42,847	42,939	42,858

There were 1,664,294 and 895,218 anti-dilutive share-based payment awards outstanding for the three months ended May 2, 2009 and April 26, 2008, respectively.  For the nine months ended May 2, 2009 and April 26, 2008, there were 1,461,756 and 892,218 anti-dilutive share-based payment awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

5.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%.  The swap agreement qualified as an “effective” hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  One-month LIBOR was 0.41% and 2.88% as of May 2, 2009 and April 26, 2008, respectively.

The interest rate swap is designated as a cash flow hedge and is reflected at fair value in the Company’s consolidated balance sheet as a component of other long-term liabilities, and related gains or losses, net of income taxes, are deferred in stockholders’ equity as a component of accumulated other comprehensive loss.  The Company does not enter into derivative agreements for trading purposes.

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

	Fair Value at May 2, 2009
	Level 1	Level 2	Level 3
Description
Liabilities
Interest Rate Swap	-	$3.1	-
Total	-	$3.1	-

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company had no commodity swap agreements during the nine months ended May 2, 2009 or April 26, 2008.

6.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended May 2, 2009 and April 26, 2008 amounted to approximately $16.8 million and $13.3 million, respectively.  Total comprehensive income for the nine months ended May 2, 2009 and April 26, 2008 was approximately $42.5 million and $34.2 million, respectively. Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended May 2, 2009 and April 26, 2008, the change in fair value of this financial instrument was a pre-tax gain of less than $0.1 million ( after-tax gain of less than $0.1 million) and a $0.5 million pre-tax gain ($0.3 million after-tax gain), respectively.  The change in fair value of this derivative financial instrument was a $1.9 million pre-tax loss ($1.1 million after-tax loss) and a $2.3 million pre-tax loss ($1.4 million after-tax loss) for the nine months ended May 2, 2009 and April 26, 2008, respectively.

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

Following is business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended May 2, 2009:
Net sales	$872,432	$39,411	$(22,305)		$889,538
Operating income (loss)	38,245	(7,965)	144		30,424
Interest expense				$1,723	1,723
Interest income				11	11
Other, net				134	134
Income before income taxes					28,556
Depreciation and amortization	5,459	1,581			7,040
Capital expenditures	7,028	1,381			8,409
Goodwill	149,982	16,489			166,471
Total assets	1,013,731	115,302	(8,151)		1,120,882

Three months ended April 26, 2008:
Net sales	$870,188	$39,026	$(22,252)		$886,962
Operating income (loss)	27,496	(1,890)	(781)		24,825
Interest expense				$4,186	4,186
Interest income				(140)	(140)
Other, net				80	80
Income before income taxes					20,699
Depreciation and amortization	5,246	289			5,535
Capital expenditures	10,135	424			10,559
Goodwill	165,203	16,489			181,692
Total assets	975,827	118,780	(9,997)		1,084,610

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Nine months ended May 2, 2009:
Net sales	$2,555,381	$107,889	$(61,861)		$2,601,409
Operating income (loss)	95,922	(15,701)	1,102		81,323
Interest expense				$8,333	8,333
Interest income				(331)	(331)
Other, net				281	281
Income before income taxes					73,040
Depreciation and amortization	17,661	2,668			20,329
Capital expenditures	22,048	3,373			25,421
Goodwill	149,982	16,489			166,471
Total assets	1,013,731	115,302	(8,151)		1,120,882

Nine months ended April 26, 2008:
Net sales	$2,414,195	$101,926	$(62,114)		$2,454,007
Operating income (loss)	70,890	(1,050)	(1,238)		68,602
Interest expense				$12,137	12,137
Interest income				(472)	(472)
Other, net				154	154
Income before income taxes					56,783
Depreciation and amortization	14,823	871			15,694
Capital expenditures	31,183	841			32,024
Goodwill	165,203	16,489			181,692
Total assets	975,827	118,780	(9,997)		1,084,610

8.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted SFAS 157 and FSP 157-3 effective August 3, 2008, which did not have a material effect on its consolidated financial statements.  In accordance with FSP 157-2, the Company has delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until its 2010 fiscal year.  The Company does not expect the full adoption of SFAS 157 in accordance with FSP 157-2 and FSP 157-4 to have a material effect on the disclosures that accompany its consolidated financial statements.  Refer to Note 5 for further discussion regarding the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of May 2, 2009, the Company has not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted.  The Company adopted SFAS 161 effective May 2, 2009, which did not have a material effect on the disclosures that accompany its consolidated financial statements.

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

In June 2008, the FASB staff issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP EITF 03-6-1 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the Staff Position.  Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In April 2009, the FASB staff issued FASB Staff Position 107-1 and Accounting Principals Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have a material effect on its consolidated financial statements.

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

Our operations are comprised of three principal operating divisions.  These operating divisions are:

•
our wholesale division, which includes our broadline natural and organic distribution business, UNFI Specialty Distribution Services (“UNFI Specialty”), which is our specialty distribution business, Albert’s Organics, Inc., which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our commitment to high quality service; broader product selection the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products.  Through these efforts, we believe that we have been able to increase our market share.

We have been the primary distributor to Whole Foods Market, Inc. (“Whole Foods Market”), our largest customer, for more than 10 years.  In August 2007, Whole Foods Market acquired Wild Oats Markets, Inc. (“Wild Oats Markets”).  We had served as the primary distributor of natural and organic foods and non-food products for Wild Oats Markets prior to the acquisition, and our relationship with Whole Foods Market expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following the acquisition.  Whole Foods Market accounted for approximately 34% and 32% of our net sales for the three months ended May 2, 2009, and April 26, 2008, respectively.  On a combined basis and excluding sales to Wild Oats Markets’ former Henry’s and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market and Wild Oats Markets accounted for approximately 33% and 34% of our net sales for the nine months ended May 2, 2009 and April 26, 2008, respectively.

On November 2, 2007, we acquired Distribution Holdings, Inc. and its wholly owned subsidiary Millbrook Distribution Services, Inc. (“Millbrook”), which we now refer to as UNFI Specialty.  Through UNFI Specialty, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

We believe that our acquisition of UNFI Specialty accomplished several of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market.  We believe that UNFI Specialty’s customer base enhances our conventional supermarket business channel and that the organizations’ complementary product lines present opportunities for cross-selling.

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs.  Our new, 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.  Our newly leased, 675,000 square foot distribution center in York, Pennsylvania commenced operations in January 2009 and serves our customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia and West Virginia.  In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $197.6 million and $179.1 million, net of the allowance for doubtful accounts of $6.2 million and $5.5 million, as of May 2, 2009 and August 2, 2008, respectively. Our notes receivable balances were $2.8 million and $3.8 million, net of the allowance for doubtful accounts of $1.9 million and $1.6 million, as of May 2, 2009 and August 2, 2008, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $16.2 million and $12.5 million as of May 2, 2009 and August 2, 2008, respectively.

Valuation of goodwill and intangible assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year.  Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.  Total goodwill as of May 2, 2009 and August 2, 2008 was $166.5 million and $170.6 million, respectively.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired.  Impairment is measured as the difference between the fair value of the asset and its carrying value.  Total indefinite-lived intangible assets as of May 2, 2009 and August 2, 2008 were $28.3 million and $25.9 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.  Total finite-lived intangible assets as of May 2, 2009 and August 2, 2008 were $11.5 million and $7.8 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.0%	81.3%	80.8%	81.4%
Gross profit	19.0%	18.7%	19.2%	18.6%

Operating expenses	15.5%	15.9%	16.0%	15.8%
Amortization of intangible assets	0.1%	0.0%	0.1%	0.0%
Total operating expenses	15.6%	15.9%	16.0%*	15.8%

Operating income	3.4%	2.8%	3.1%*	2.8%

Other expense (income):
Interest expense	0.2%	0.5%	0.3%	0.5%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.2%	0.5%	0.3%	0.5%

Income before income taxes	3.2%	2.3%	2.8%	2.3%

Provision for income taxes	1.3%	0.9%	1.1%	0.9%

Net income	1.9%	1.5%*	1.7%	1.5%*

* Total reflects rounding

Three Months Ended May 2, 2009 Compared To Three Months Ended April 26, 2008

Net Sales

Our net sales increased approximately 0.3%, or $2.6 million, to $889.5 million for the three months ended May 2, 2009, from $887.0 million for the three months ended April 26, 2008. This increase was primarily due to organic sales growth (sales growth excluding UNFI Specialty) in our wholesale segment of $26.2 million, partially offset by lower sales within UNFI Specialty due to customer losses that were in process before our acquisition of Millbrook.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value-added services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

Whole Foods Market accounted for approximately 34% and 32% of our net sales for the three months ended May 2, 2009 and April 26, 2008, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended May 2, 2009 and April 26, 2008:

Customer type	Percentage of Net Sales
	2009	2008
Independently owned natural products retailers	41%	41%
Supernatural chains	34%	32%
Conventional supermarkets	20%	22%
Other	5%	5%

Compared to sales for the three months ended April 26, 2008, sales in the conventional supermarket channel for the three months ended May 2, 2009 were negatively impacted by customer losses within UNFI Specialty that were in process before our acquisition of Millbrook.

Gross Profit

Our gross profit increased approximately 1.8%, or $2.9 million, to $168.8 million for the three months ended May 2, 2009, from $165.8 million for the three months ended April 26, 2008. Our gross profit as a percentage of net sales was 19.0% and 18.7% for the three months ended May 2, 2009 and April 26, 2008, respectively. Gross profit as a percentage of net sales during the three months ended May 2, 2009 was positively impacted by sales from Albert’s Organics and UNFI Specialty, partially offset by reduced fuel surcharge revenues.

We expect UNFI Specialty’s full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.  We continue to focus on increasing our branded product revenues through our Blue Marble Brands division, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Operating Expenses

Our total operating expenses decreased approximately 1.9%, or $2.7 million, to $138.3 million for the three months ended May 2, 2009, from $141.0 million for the three months ended April 26, 2008. The decrease in total operating expenses for the three months ended May 2, 2009 was primarily due to lower diesel fuel costs as well as operational improvements and expense control programs across all of our divisions.  During the quarter ended May 2, 2009, we incurred $1.2 million of labor and other duplicate expenses associated with the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania and the April 2009 relocation of our UNFI Specialty facility in East Brunswick, New Jersey to our newly leased facility in York, Pennsylvania.  Total operating expenses for the three months ended May 2, 2009 and April 26, 2008 includes share-based compensation expense of $1.3 million and $1.1 million, respectively. See Note 2 to our condensed consolidated financial statements for a discussion of our share-based compensation expense.

As a percentage of net sales, total operating expenses decreased to approximately 15.6% for the three months ended May 2, 2009, from approximately 15.9% for the three months ended April 26, 2008. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower diesel fuel expenses and expense control programs across all of our divisions.

Operating Income

Operating income increased approximately 22.6%, or $5.6 million, to $30.4 million for the three months ended May 2, 2009 from $24.8 million for the three months ended April 26, 2008.  As a percentage of net sales, operating income was 3.4% for the three months ended May 2, 2009, compared to 2.8% for the three months ended April 26, 2008.  The increase in operating income as a percentage of net sales is attributable to the increase in gross margin as a percentage of sales, the smaller operating loss within UNFI Specialty as well as the decrease in total operating expenses as a percentage of net sales for the three months ended May 2, 2009, compared to the three months ended April 26, 2008.

Other Expense (Income)

Other expense (income) decreased $2.3 million to $1.9 million for the three months ended May 2, 2009, from $4.1 million for the three months ended April 26, 2008. Interest expense of $1.7 million for the three months ended May 2, 2009 represented a decrease of 58.9% from the three months ended April 26, 2008 due primarily to lower interest rates, as well as lower average debt levels during the three months ended May 2, 2009.

Provision for Income Taxes

Our effective income tax rate was 41.2% and 37.2% for the three months ended May 2, 2009 and April 26, 2008, respectively.  The increase in the effective income tax rate was primarily due to the fiscal 2008 benefit of tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities, as well as increases in state tax rates due to changes in apportionment factors.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $3.8 million to $16.8 million, or $0.39 per diluted share, for the three months ended May 2, 2009, compared to $13.0 million, or $0.30 per diluted share, for the three months ended April 26, 2008.

Nine Months Ended May 2, 2009 Compared To Nine Months Ended April 26, 2008

Net Sales

Our net sales increased approximately 6.0%, or $147.4 million, to $2,601 million for the nine months ended May 2, 2009, from $2,454 million for the nine months ended April 26, 2008. This increase was primarily due to organic sales growth in our wholesale segment of $129.0 million.  Additionally, net sales from UNFI Specialty were $161.7 million for the nine months ended May 2, 2009, as compared to net sales of $149.6 million for the nine months ended April 26, 2008.  We acquired UNFI Specialty on November 2, 2007, and our results for the nine months ended April 26, 2008 include amounts attributable to this business for only approximately six months.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

On a combined basis, and excluding sales to Henry’s and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 33% and 34% of our net sales for the nine months ended May 2, 2009 and April 26, 2008, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the nine months ended May 2, 2009 and April 26, 2008:

Customer type	Percentage of Net Sales
	2009	2008
Independently owned natural products retailers	42%	42%
Supernatural chains	33%	34%
Conventional supermarkets	20%	20%
Other	5%	4%

Gross Profit

Our gross profit increased approximately 9.3%, or $42.4 million, to $498.4 million for the nine months ended May 2, 2009, from $456.0 million for the nine months ended April 26, 2008. Our gross profit as a percentage of net sales was 19.2% and 18.6% for the nine months ended May 2, 2009 and April 26, 2008, respectively. Gross profit as a percentage of net sales during the nine months ended May 2, 2009 was positively impacted by sales from UNFI Specialty, as well as increased fuel surcharge revenues and an increased focus on enhancing efficiencies such as through forward buying by our purchasing teams.  Gross profit as a percentage of net sales during the nine months ended April 26, 2008 was negatively impacted by missed forward buying opportunities in that period.

We expect UNFI Specialty’s full service supermarket model to continue to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.  We continue to focus on increasing our branded product revenues through our Blue Marble Brands division, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

Operating Expenses

Our total operating expenses increased approximately 7.7%, or $29.7 million, to $417.1 million for the nine months ended May 2, 2009, from $387.4 million for the nine months ended April 26, 2008. The increase in total operating expenses for the nine months ended May 2, 2009 was primarily due to increases of approximately $14.7 million in infrastructure, diesel fuel and other distribution expenses in our wholesale segment to support our sales growth and UNFI Specialty’s higher cost supermarket model. During the nine months ended May 2, 2009, we incurred $6.2 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility and April 2009 relocation of our East Brunswick, New Jersey facility to a new facility in York, Pennsylvania. Total operating expenses for the nine months ended April 26, 2008 included $66.2 million of infrastructure and personnel costs within our wholesale segment as a result of our acquisition of UNFI Specialty and our continued sales growth, and $3.3 million of costs associated with opening our Sarasota, Florida and Ridgefield, Washington facilities.  Total operating expenses for the nine months ended May 2, 2009 and April 26, 2008 includes share-based compensation expense of $4.6 million and $3.5 million, respectively. See Note 2 to our condensed consolidated financial statements for a discussion of our share-based compensation expense.

As a percentage of net sales, total operating expenses increased to approximately 16.0% for the nine months ended May 2, 2009, from approximately 15.8% for the nine months ended April 26, 2008. The increase in total operating expenses as a percentage of net sales was primarily attributable to UNFI Specialty, as well as increased diesel fuel expenses and labor and other duplicate expenses related to the opening of our Moreno Valley, California and York, Pennsylvania distribution facilities.  Despite the inefficiencies associated with opening our Moreno Valley, California and York, Pennsylvania distribution facilities, we expect that the opening of these new facilities will lead to lower operating expenses as a percentage of sales over the long-term.

Operating Income

Operating income increased approximately 18.5%, or $12.7 million, to $81.3 million for the nine months ended May 2, 2009 from $68.6 million for the nine months ended April 26, 2008.  As a percentage of net sales, operating income was 3.1% for the nine months ended May 2, 2009, compared to 2.8% for the nine months ended April 26, 2008.  The increase in operating income as a percentage of net sales is attributable to the increase in gross margin as a percentage of net sales for the nine months ended May 2, 2009, compared to the nine months ended April 26, 2008, as well as a smaller operating loss within UNFI Specialty.

Other Expense (Income)

Other expense (income) decreased $3.5 million to $8.3 million for the nine months ended May 2, 2009, from $11.8 million for the nine months ended April 26, 2008. Interest expense of $8.3 million for the nine months ended May 2, 2009 represented a decrease of 31.3% from interest expense of $12.1 million for the nine months ended April 26, 2008.  This decrease was due primarily to lower interest rates, partially offset by higher debt levels during the nine months ended May 2, 2009.

Provision for Income Taxes

Our effective income tax rate was 40.2% and 37.2% for the nine months ended May 2, 2009 and April 26, 2008, respectively.  The increase in the effective income tax rate was primarily due to the fiscal 2008 benefit of tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities, as well as increases in state tax rates due to changes in apportionment factors.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  SFAS 123(R) provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that was subject to a disqualified disposition is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Net income increased $8.0 million to $43.6 million, or $1.02 per diluted share, for the nine months ended May 2, 2009, compared to $35.7 million, or $0.83 per diluted share, for the nine months ended April 26, 2008.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million.  We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty.  On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide us with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012. The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  As of May 2, 2009, our borrowing base, based on accounts receivable and inventory levels, was $399.1 million, with remaining availability of $131.9 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility.  As of May 2, 2009, approximately $57.7 million was outstanding under the term loan agreement.

We believe that our capital expenditure requirements for fiscal 2009 will be between $30 and $35 million.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth of our customer base.  We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2009 requirements, both in dollars and as a percentage of net sales.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $40.7 million for the nine months ended May 2, 2009, and was the result of net income of $43.6 million, the change in cash collected from customers net of cash paid to vendors and a $21.3 million investment in inventory. The increase in inventory levels primarily related to our sales growth as well as the opening of our York, Pennsylvania facility in January 2009, and the subsequent relocation of our East Brunswick, New Jersey facility into the York, Pennsylvania facility in April 2009. Net cash used in operations was $34.3 million for the nine months ended April 26, 2008, as the result of net income of $35.7 million, the change in cash collected from customers net of cash paid to vendors and a $77.0 million investment in inventory.  Days in inventory was 52 days at May 2, 2009 and 51 days at April 26, 2008.  Our days in inventory level at May 2, 2009 represents a decrease of 6 days from the days in inventory of 58 at January 31, 2009.  Days sales outstanding was approximately 21 days at May 2, 2009, compared to 20 days at April 26, 2008.  Working capital increased by $37.6 million, or 34%, to $148.5 million at May 2, 2009, compared to working capital of $110.9 million at August 2, 2008.

Net cash used in investing activities decreased $109.9 million to $29.9 million for the nine months ended May 2, 2009, compared to $139.8 million for the nine months ended April 26, 2008.  This decrease was primarily due to the cash paid for the acquisition of UNFI Specialty during the nine months ended April 26, 2008.

Net cash used in financing activities was $29.4 million for the nine months ended May 2, 2009, compared to net cash provided by financing activities of $176.5 million for the nine months ended April 26, 2008.  This change in cash provided by financing activities was primarily due to the increase in borrowings under our credit facility to fund our acquisition of UNFI Specialty during the nine months ended April 26, 2008.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 0.41% as of May 2, 2009.  The swap agreement qualifies as an “effective” hedge under SFAS 133.

Contractual Obligations

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2008, except for an operating lease signed with respect to office space for our new corporate headquarters in Providence, Rhode Island.  Commitments related to the lease agreement amount to approximately $0.7 million in fiscal year 2010, $0.9 million in fiscal year 2011, $1.2 million in each of fiscal years 2012 and 2013, and $7.5 million in the aggregate thereafter.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and it did not have a material effect on our consolidated financial statements.  In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until our fiscal year beginning August 2, 2009.  We do not expect the full adoption of SFAS 157 in accordance with FSP 157-2 and FSP 157-4 to have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of May 2, 2009, we have not elected to adopt the fair value option under SFAS 159 for any financial instruments or other items.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted.  We adopted SFAS 161 effective May 2, 2009, which did not have a material effect on the disclosures that accompany our consolidated financial statements.

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

In June 2008, the FASB staff issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP EITF 03-6-1 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the Staff Position.  Early adoption is not permitted. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

In April 2009, the FASB staff issued FASB Staff Position 107-1 and Accounting Principals Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We do not expect the adoption of FSP 107-1 and APB 28-1 to have a material effect on our consolidated financial statements.

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

(b)
Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth.  In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served.  In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States.  In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market.  We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market. Whole Foods Market accounted for approximately 33% and 34% of our net sales for the nine months ended May 2, 2009 and April 26, 2008, respectively.  As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or store closures, could materially and adversely affect our business, financial condition or results of operations.

Our operations are sensitive to economic downturns.

The grocery industry is sensitive to national and regional economic conditions and the demand for our products may be adversely affected from time to time by economic downturns, such as the current recessionary environment, that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits.  Among these changes could be a reduction in the number of organic products that consumers purchase where there are non-organic (or “conventional”) alternatives, given that many organic products, and particularly organic foods, often have higher retail prices than do their conventional counterparts.  In addition, consumers may choose to purchase private label organic products rather than branded organic products, which have higher retail prices than do their private label counterparts.

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

The integration process has diverted and could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations.  In particular, the integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales.  In addition, the process of combining companies has caused and could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.  For example, our acquisition of UNFI Specialty has diverted the attention of management away from our core business, and not yet fully produced the purchasing efficiencies and other synergies we expect to result from the acquisition, which has negatively affected our operating income.  Although we expect to achieve efficiencies from this acquisition in future periods, we cannot assure you that we will realize any of the anticipated benefits of this or other mergers.

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

We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices.  Our competition comes from a variety of sources, including other distributors of natural products and specialty grocery and mass market grocery distributors.  We cannot assure you that mass market grocery distributors will not further increase their emphasis on natural products and more directly compete with us or that new competitors will not enter the market.  These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets.  We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements.  It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities.  Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

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

We have an amended $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or (ii) one-month LIBOR plus 0.75%.  As of May 2, 2009, our borrowing base, based on accounts receivable and inventory levels, was $399.1 million, with remaining availability of $131.9 million.

We have a term loan agreement in the principal amount of $75 million secured by certain real property.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan accrues at one-month LIBOR plus 1.0%.  As of May 2, 2009, $57.7 million was outstanding under the term loan agreement.

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

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.  In addition, we cannot assure you that one or more of such factors will not materially adversely affect our business, financial condition or results of operations.

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

The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.  In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety.  If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls, such as the peanut-related recall in January 2009, could have an adverse effect on our results of operations and financial condition.

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

As of May 2, 2009, we had approximately 6,000 full and part-time employees.  An aggregate of approximately 7% of our total employees, or approximately 398 of the employees at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey; Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, March 2013 and July 2009, respectively.  The Auburn, Washington agreement expired in February 2009, and is currently in the process of negotiation.  In the past we have been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.63	Amendment to Lease between Principal Life Insurance Company, and the Registrant, dated April 23, 2008.
10.64	Sixth Amendment to Amended and Restated Loan and Security Agreement as of February 25, 2009.
10.65	Ninth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated February 25, 2009.
10.66	Form Indemnification Agreement for Directors and Officers
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

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

Dated:  June 11, 2009