Form 10-K
period 2009-08-01
UNITED NATURAL FOODS INC
filed 2009-09-30
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0376157 (I.R.S. Employer Identification No.)
313 Iron Horse Way, Providence, RI 02908 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (401) 528-8634
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant was $667,268,501 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 30, 2009. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 10, 2009 was 43,236,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 2010 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.    BUSINESS

Overview

        We are a leading national distributor of natural, organic and specialty foods and non-food products in the United States. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customer locations primarily located across the United States, the majority of which can be classified into one of the following categories: independently owned natural products retailers; supernatural chains, which consists of Whole Foods Market, Inc. ("Whole Foods Market"); conventional supermarkets; and food service. Our other distribution channels include international, mass market chains and buying clubs.

        We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers, except for our recently completed facility in York, Pennsylvania, which we anticipate will be tested during October 2009, and our UNFI Specialty Distribution centers.

        We have been the primary distributor to Whole Foods Market, for more than 11 years. Our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets, Inc. ("Wild Oats Market") stores retained by Whole Foods Market following Whole Foods Market's merger with Wild Oats Markets in August 2007. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Market prior to the merger. The Henry's and Sun Harvest stores divested by Whole Foods Market, and acquired by a subsidiary of Smart & Final Inc., remain our customers.

        On November 2, 2007, we acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("DHI"), which we now refer to as UNFI Specialty Distribution Services ("UNFI Specialty"). Through UNFI Specialty, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items. We believe that the acquisition of DHI accomplishes certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that UNFI Specialty's customer base enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling. See "—Our Operating Structure—Wholesale Division" for further information regarding this acquisition and our specialty distribution business.

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

In addition, our United Natural Trading Co. subsidiary, which does business as Woodstock Farms, and was previously known as Hershey Imports Company, specializes in the international importation, roasting and packaging of nuts, seeds, dried fruits and snack items.

        We are a Delaware corporation based in Providence, Rhode Island and we conduct business through our various wholly owned subsidiaries. We operated twenty distribution centers at 2009 fiscal year end. We believe that our distribution centers provide us with the largest capacity of any distributor in the natural, organic and specialty products industry. We have increased our distribution capacity to approximately 6.3 million square feet.

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

The Natural Products Industry

        The natural products industry encompasses a wide range of products in addition to food products (including organic foods). These other product categories include nutritional, herbal and sports supplements; toiletries and personal care items; naturally-based cosmetics; natural/homeopathic medicines; pet products and cleaning agents. According to the June 2009 issue of The Natural Foods Merchandiser, a leading trade publication for the natural products industry, sales for all types of natural products rose to $68.0 billion in 2008, an increase of approximately 9.0% over 2007. According to The Natural Foods Merchandiser, this increase in sales, from a total dollar perspective, was driven primarily by growth in the following categories:

  •
  vitamins;

  •
  fresh produce;

  •
  personal care; and

  •
  packaged grocery

        The fastest growing categories, although not necessarily the largest dollar volume categories, in the natural products industry were pet products, housewares, fresh meat/seafood and beer/wine.

Our Operating Structure

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural and organic distribution business, UNFI Specialty, which is our specialty distribution business, Albert's Organics, Inc. ("Albert's"), which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of NRG, which operates our 13 natural products retail stores; and

  •
  our manufacturing division, consisting of Woodstock Farms, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our Blue Marble Brands product lines.

  Wholesale Division

        Our broadline distribution business is organized into two regions—our Eastern Region and our Western Region. We distribute natural and organic products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. As of our 2009 fiscal year end, our Eastern Region operates seven distribution centers, which provide approximately 2.6 million square feet of warehouse space, and our Western Region operates six distribution centers, which provide approximately 2.0 million square feet of warehouse space.

        We acquired our specialty distribution business through our acquisition of DHI on November 2, 2007. Our UNFI Specialty division operates distribution centers located in Massachusetts and Arkansas, which provide approximately 1.4 million square feet of warehouse space, serving customers throughout the United States. We have also begun the integration of UNFI Specialty and specialty products are now being sold through several of our broadline distribution centers. Through our specialty distribution division, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

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

  Manufacturing Division

        Our subsidiary Woodstock Farms specializes in the international importation, roasting and packaging of nuts, seeds, dried fruits and snack items. We sell these items in bulk in our own packaged snack lines, EXPRESSnacks, Woodfield Farms and Woodstock Farms, and through private label packaging arrangements we have established with large health food, supermarket and convenience store chains. We operate our manufacturing operations out of a packaging, roasting, and processing facility in New Jersey and a warehouse in Los Angeles, California.

        Our Blue Marble Brands product lines address certain needs or preferences of customers of our wholesale division, which are not otherwise being met by other suppliers. We carry over 20 brand names, representing over 700 unique products.

Our Competitive Advantages

        We believe that we benefit from a number of significant competitive advantages, including the following.

  We are a market leader with a nationwide presence.

        We are one of the few distributors capable of meeting the natural, organic, and specialty product needs of local and regional customers as well as the rapidly growing national supernatural and supermarket chains. We believe we have significant advantages over smaller, regional natural, organic and specialty products distributors as a result of our ability to:

  •
  expand marketing and customer service programs across regions;

  •
  expand national purchasing opportunities;

  •
  offer a broader product selection;

  •
  consolidate systems applications among physical locations and regions;

  •
  invest in people, facilities, equipment and technology; and

  •
  reduce geographic overlap between regions.

  We are an efficient distributor.

        In addition to our volume purchasing opportunities, a critical component of being an efficient distributor is our management of warehouse and distribution costs. Our continued growth has created the need to expand our existing facilities and open new facilities to achieve maximum operating efficiencies, including by reducing fuel and other transportation costs, and to assure adequate space for future needs. We have made significant capital expenditures and have incurred considerable expenses in connection with the opening and expansion of distribution facilities. We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility. Our 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets. Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Our newly leased, 675,000 square foot distribution center in York, Pennsylvania commenced operations in January 2009, and replaces our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to our York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. In September 2009, we commenced operations at a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee, and Virginia. Finally, in September 2009 we announced plans to open a distribution center in Texas, with operations scheduled to commence in the first quarter of fiscal year 2011.

  We have extensive and long-standing customer relationships and provide superior service.

        We serve more than 17,000 customer locations primarily located across the United States. We have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than eleven years.

        Our average distribution service level for fiscal 2009 was approximately 98%, which we believe is the highest in our industry. Distribution service levels refer to the percentage of items ordered by customers that are delivered by the requested delivery date, excluding manufacturers' "out of stocks." We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. We offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers. We believe that customer loyalty is dependent upon excellent customer service, including accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support.

  We have an experienced management team and our employees are incentivized to perform through equity ownership.

        Our management team has extensive experience in the distribution business, including the natural and specialty products industries and has been successful in identifying, consummating and integrating multiple acquisitions. Since 2000, we have successfully completed seven acquisitions of distributors, manufacturers and suppliers, two acquisitions of retail stores and eleven acquisitions of branded product lines. In addition, our executive officers and directors, and our Employee Stock Ownership Trust, beneficially own in the aggregate approximately 6.7% of our common stock. A significant portion of our employees' compensation is equity based or performance based, and therefore there is a substantial incentive to continue to generate strong growth in operating results in the future.

Our Growth Strategy

        Our growth strategy is to maintain and enhance our position as a leading national distributor to the natural and organic industry and to increase our market share in the specialty products industry. Since our formation, we have grown our business through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, NRG and Woodstock Farms businesses and, during fiscal 2008, we acquired DHI, the source of our specialty distribution business.

        To implement our growth strategy, we intend to continue to increase our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Mid-Atlantic, Southern Pennsylvania and South Central United States markets. We plan to expand our presence within the specialty industry by offering new and existing customers a single wholesale distributor capable of meeting their specialty, natural and organic product needs on a national or regional basis. Key elements of our strategy include:

  Expanding Our Customer Base

        As of August 1, 2009, we served more than 17,000 customer locations primarily located throughout the United States. We plan to continue expanding our coverage of the highly fragmented natural and organic products industry by cultivating new customer relationships within the industry and by further developing other channels of distribution, such as traditional supermarkets, mass market outlets, institutional food service providers, international, buying clubs, hotels and gourmet stores.

  Increasing Our Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and add to the number of customers for which we serve as primary supplier, by offering the broadest product selection in our industry at competitive prices. With the acquisition of DHI, and the expansion of UNFI Specialty, we further believe that we have the ability to meet our customers' needs for specialty foods and products as well as certain general merchandise. We believe this represents an opportunity to accelerate our sales growth within the supermarket channel and potentially our supernatural and independent channels.

  Continuing to Expand Our Branded Products Business

        We have launched a number of private label or branded product lines in order to provide our customers with a broader selection of product offerings. In fiscal 2009, our branded product net sales were approximately 3.1% of our overall net sales. We plan to increase our branded products business through organic growth. We believe this initiative differentiates us from other distributors within our industry, enables us to build long-term brand equity for the Company and allows us to generate higher gross margins, as branded product revenues generally yield higher margins than do third party branded product revenues.

  Expanding into Other Distribution Channels

        We believe that we will be successful in expanding into the food service channel as well as further enhancing our presence in the international channel. We will continue to seek to develop regional relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, and Sodexho Inc. in the food service channel and seek other alliances in the international channel.

  Continuing to Expand into and Penetrate New Regions of Distribution and Improve the Efficiency of Our Nationwide Distribution Network

        As discussed under "—Our Competitive Advantages" above, we have made significant capital expenditures and incurred considerable expenses in connection with the construction of new, or the expansion of existing, distribution facilities. We will continue to selectively evaluate opportunities to build or lease new facilities or to acquire distributors to better serve existing markets and expand into new markets. Further, we will maintain our focus on integrating these new or acquired facilities into our nationwide distribution network in order to improve our economies of scale in purchasing, warehousing, transportation and general and administrative functions, which we believe will lead to continued improvements in our operating margin.

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

Our Customers

        We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as national conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2009:

  •
  Whole Foods Market, the largest supernatural chain in the United States;

  •
  conventional supermarket chains, including Kroger, Wegman's, Haggen's, Stop and Shop, Giant, Quality Food Centers, Hannaford, Food Lion, Bashas', Lunds, Byerly's, Rainbow, Lowe's, Publix, Fred Meyer and United Supermarkets; and

  •
  mass market chains, including Target, BJ's Wholesale Club and Costco.

        Whole Foods Market accounted for approximately 33.1% of our net sales in fiscal 2009. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. Our relationship with Whole Foods Market was further expanded in August 2007, when Whole Foods Market completed its merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger, and we continue to serve the former Wild Oats Markets stores retained by Whole Foods Market under our distribution arrangement with Whole Foods Market. We also continue to serve as a primary distributor to the Henry's and Sun Harvest store locations previously owned by Wild Oats Markets and sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007. Sales to Henry's and Sun Harvest store locations were reflected in our supermarket channel beginning in fiscal 2008.

        The following table lists the percentage of sales by customer type for the years ended August 1, 2009 and August 2, 2008:

	Percentage of Net Sales
Customer Type	2009	2008
Independently owned natural products retailers	42%	42%
Supernatural chains	33%	31%
Conventional supermarkets	20%	23%
Other	5%	4%

        We distribute natural, organic and specialty foods and non-food products to customers located in the United States, as well as to customers internationally. Our sales to international customers represent less than one percent of our business.

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

Our Suppliers

        We purchase our products from approximately 4,300 suppliers. The majority of our suppliers are based in the United States, but we also source products from suppliers throughout Europe, Asia, South America, Africa and Australia. We believe the reason suppliers of natural and organic products seek to distribute their products through us is because we provide access to a large and growing national customer base, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 7.8% of our total purchases in fiscal 2009. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of these suppliers accounts for more than 10% of our total purchases.

        We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. As described under "—Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $27.7 million as of August 1, 2009.

Our Distribution System

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundreds of miles away. We believe that we incur lower inbound freight expense than our regional competitors, because our national presence allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite staging facilities using our own trucks.

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

        We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States are typically shipped by ocean-going containers on a weekly basis.

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

Government Regulation

        Our operations and products are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation. Our facilities generally are inspected at least once annually by state or federal authorities.

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

Employees

        As of August 1, 2009, we had approximately 6,000 full and part-time employees. An aggregate of approximately 6.3% of our total employees, or approximately 374 of the employees at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2012, March 2013 and June 2011, respectively. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

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

        We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our website, and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island, 02908, Attn: Investor Relations.

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

  We depend heavily on our principal customer and our success is heavily dependent on our principal customer's ability to grow its business.

        Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market. Excluding sales to Wild Oats Markets' former Henry's and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007), Whole Foods Market accounted for approximately 33.1% of our net sales in fiscal 2009. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores previously owned by Wild Oats Markets, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers, our business, financial condition or results of operations may be materially and adversely affected.

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

        We generally sell products under purchase orders, and we generally do not have agreements with or commitments from our customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers' sales volumes or orders for products supplied by us may have a materially adverse effect on our business, financial condition or results of operations.

  We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us.

        Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or, at all, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have material adverse effect on our business, financial condition, results of operations and cash flows.

  Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry.

        The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from both ends of the supply chain.

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

        A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of natural products. Future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

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

        In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

  We may have difficulty managing our growth.

        The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution facilities or expand our existing distribution facilities, make acquisitions, successfully integrate acquired entities, implement information systems or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets to facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

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

  Increased fuel costs may adversely affect our results of operations.

        Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We may, however, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of August 1, 2009, we had forward diesel fuel commitments totaling approximately $6.0 million through July 2010. Our commitments through August 2009 were entered into at prevailing rates from mid-June through mid-July 2009. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future.

  The cost of the capital available to us and any limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.

        We have a $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time), or (ii) the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. As of August 1, 2009, our borrowing base, based on accounts receivable and inventory levels, was $355.7 million, with remaining availability of $137.0 million. We have a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at one-month LIBOR plus 1.0%. As of August 1, 2009, $56.9 million was outstanding under the term loan agreement.

        In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital. In the event that our cost of capital increases, such as during a period in which we are not in compliance with the fixed charge coverage ratio covenants under our revolving credit facility and our term loan agreement, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

  Our debt agreements contain restrictive covenants that may limit our operating flexibility.

        Our debt agreements contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for or reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness could have significant negative consequences, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

  •
  placing us at a competitive disadvantage compared to competitors with less leverage or better access to capital resources.

        In addition, each of our credit facility and term loan requires that we comply with various financial tests and imposes certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends.

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

        The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations. In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations. If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls, such as the peanut-related recall in January 2009, could have an adverse effect on our results of operations and financial condition.

  Product liability claims could have an adverse effect on our business.

        Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.

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

        As of August 1, 2009, we had approximately 6,000 full and part-time employees. An aggregate of approximately 6.3% of our total employees, or approximately 374 of the employees at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2012, March 2013 and June 2011, respectively. We have in the past been the focus of union-organizing efforts. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

  The market price for our common stock may be volatile.

        In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

  •
  our quarterly operating results or the operating results of other distributors of organic or natural food and non-food products and of supernatural chains and conventional supermarkets and other of our customers;

  •
  changes in general conditions in the economy, the financial markets or the organic or natural food and non-food product distribution industries;

  •
  changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

  •
  announcements by us or our competitors of significant acquisitions;

  •
  increases in labor, energy, fuel costs or the costs of food products; and

  •
  natural disasters, severe weather conditions or other developments affecting us or our competitors.

        In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We maintained twenty distribution centers at fiscal year end which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 6.3 million square feet of space, which we believe represents the largest capacity of any distributor in the natural, organic and specialty products industry.

        Set forth below for each of our distribution facilities is its location and the date on which our lease will expire for those distribution facilities that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned
Auburn, Washington	August 2019
Aurora, Colorado	January 2013
Bridgeport, New Jersey	Owned
Chesterfield, New Hampshire	Owned
Dayville, Connecticut	Owned
Fontana, California	February 2012
Greenwood, Indiana	Owned
Harrison, Arkansas	Owned
Iowa City, Iowa	Owned
Leicester, Massachusetts	November 2011
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2011
Philadelphia, Pennsylvania	January 2014
Ridgefield, Washington	Owned
Rocklin, California	Owned
Sarasota, Florida	July 2017
Vernon, California	Owned
York, Pennsylvania	May 2020

        We lease facilities to operate thirteen retail stores in Florida, Maryland and Massachusetts with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2010.

        We lease office space in Santa Cruz, California, Danielson, Connecticut, Chesterfield, New Hampshire, Uniondale, New York, and Providence, Rhode Island, the site of our corporate headquarters. Our leases have been entered into upon terms that we believe to be reasonable and customary. We own office space in Dayville, Connecticut.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 1, 2009.

 Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 25, 2009 are listed below:

Name	Age	Position
Steven L. Spinner	49	President and Chief Executive Officer
Mark E. Shamber	40	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	58	Senior Vice President, General Counsel, Chief Compliance Officer
Michael Beaudry	45	Senior Vice President, National Distribution
Daniel V. Atwood	51	Senior Vice President, Chief Innovation Officer
John Stern	42	Senior Vice President and Chief Information Officer
Carl F. Koch III	41	Vice President and Chief Human Resources Officer
David A. Matthews	44	President of the Eastern Region
Kurt Luttecke	42	President of the Western Region
Thomas A. Dziki	48	Vice President of Sustainable Development

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

        Mark E. Shamber has served as Senior Vice President, Chief Financial Officer and Treasurer since October 2006. Mr. Shamber previously served as our Vice President, Chief Accounting Officer and Acting Chief Financial Officer and Treasurer from January 2006 until October 2006, as Vice President and Corporate Controller from August 2005 to October 2006 and as our Corporate Controller from June 2003 until August 2005. From February 1995 until June 2003, Mr. Shamber served in various positions of increasing responsibility up to and including senior manager within the assurance and advisory business systems practice at the international accounting firm of Ernst & Young LLP.

        Joseph J. Traficanti has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since April 2009. Prior to joining UNFI, Mr. Traficanti served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of PFG from November 2004 until April 2009.

        Michael Beaudry has served as Senior Vice President, National Distribution since June 2009. From January 2006 to June 2009, he was President of our Eastern Region. Mr. Beaudry served as our Vice President of Distribution from August 2003 until January 2006, Vice President of Operations, Eastern Region, from December 2002 until August 2003, as our Director of Operations from December 2001 until December 2002 and as the Warehouse/Operations Manager of our Dayville, Connecticut facility from December 1999 until December 2001. Prior to joining us, Mr. Beaudry held various management positions at Target Corporation.

        Daniel V. Atwood has served as our Senior Vice President and Chief Innovation Officer since August 2009. From December 2005 to August 2009, Mr. Atwood served as our Executive Vice President, Chief Marketing Officer and President of Blue Marble Brands. He was also our Secretary from January 1998 to August 2009. Mr. Atwood served as our Senior Vice President of Marketing from October 2002 until December 2005 and National Vice President of Marketing from April 2001 until October 2002.

Mr. Atwood served on our Board of Directors from November 1996 until December 1997 and served on the Board of Directors of our predecessor company, Cornucopia Natural Foods, Inc., from August 1988 until October 1996. Mr. Atwood served as President of our subsidiary, NRG, from August 1995 until March 2001.

        John Stern has served as our Senior Vice President and Chief Information Officer since January 2008. Prior to joining us, Mr. Stern served in various positions of increasing responsibility up to and including Chief Information Officer at Take Two Interactive Software, Inc. from October 2003 to September 2007 and Deloitte & Touche LLP from December 1999 to October 2003.

        Carl F. Koch III has served as our Vice President and Chief Human Resource Officer since June 2009. From December 2007 to June 2009, he was our Vice President of Human Resources. Mr. Koch previously served as Vice President of Risk and Compliance from August 2006 until December 2007, as Director of Risk Management from June 2004 until August 2006 and as the Corporate Risk Manager from June 2001 until May 2004. Prior to joining us, Mr. Koch held various management positions at Liberty Mutual Group.

        David A. Matthews has served as our President of the Eastern Region since June 2009. Prior to joining UNFI, Mr. Matthews served as President and CEO of Progressive Group Alliance, Inc. ("ProGroup"), a wholly owned subsidiary of PFG from January 2007 to May 2009, as Chief Financial Officer of ProGroup from December 2004 to January 2007, and as Senior Vice President of Finance and Technology of ProGroup from July 2000 to December 2004.

        Kurt Luttecke has served as our President of the Western Region since June 2009. Mr. Luttecke served as our President of UNFI's Albert's Organics division from June 2007 to June 2009. Prior to joining UNFI, Mr. Luttecke spent 16 years at Wild Oats serving as its Vice President of Perishables from 2006 to June 2007, Vice President of Meat/Seafood & Food Service Supply Chain from 2004 to 2006, Director of Perishables from 2001 to 2004, and Director of Operations from 1995 to 2001.

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

        The following table provides information on shares repurchased by the Company. For the periods presented, the shares repurchased were withheld to cover certain employee tax withholding obligations on the vesting of restricted stock and restricted stock units.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
May 3, 2009–June 6, 2009	—	—	—	—
June 7, 2009–July 4, 2009	2,978	$25.56	—	—
July 5, 2009–August 1, 2009	—	—	—	—
Total	2,978	$25.56	—	—

        The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2008	High	Low
First Quarter	$33.33	$24.10
Second Quarter	31.87	23.16
Third Quarter	25.17	15.60
Fourth Quarter	22.25	17.09

Fiscal 2009
First Quarter	$28.70	$16.57
Second Quarter	22.75	15.46
Third Quarter	24.10	12.83
Fourth Quarter	27.52	21.86

        On August 1, 2009, we had approximately 94 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

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

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 31, 2004 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

        The index of Food Service Distributors and Grocery Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation. PFG was removed from the peer group in 2008 following its acquisition by another company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 Invested on 7/31/04 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

Consolidated Statement of Income Data:(1)	August 1, 2009	August 2, 2008	July 28, 2007	July 29, 2006	July 31, 2005
	(In thousands, except per share data)
Net sales	$3,454,900	$3,365,857	$2,754,280	$2,433,594	$2,059,568
Cost of sales	2,794,419	2,731,965	2,244,702	1,967,684	1,664,523

Gross profit	660,481	633,892	509,578	465,910	395,045
Operating expenses	550,560	541,413	415,337	385,982	322,345
Impairment on assets held for sale	—	—	756	—	—
Restructuring and asset impairment charges	—	—	—	—	170

Total operating expenses	550,560	541,413	416,093	385,982	322,515

Operating income	109,921	92,479	93,485	79,928	72,530
Other expense (income):
Interest expense	9,914	16,133	12,089	11,210	6,568
Interest income	(450)	(768)	(975)	(297)	(243)
Other, net	275	(82)	156	(381)	(847)

Total other expense	9,739	15,283	11,270	10,532	5,478

Income before income taxes	100,182	77,196	82,215	69,396	67,052
Provision for income taxes	40,998	28,717	32,062	26,119	25,480

Net income	$59,184	$48,479	$50,153	$43,277	$41,572

Per share data—Basic:
Net income	$1.38	$1.14	$1.18	$1.04	$1.02

Weighted average basic shares of common stock	42,849	42,690	42,445	41,682	40,639

Per share data—Diluted:
Net income	$1.38	$1.13	$1.17	$1.02	$1.00

Weighted average diluted shares of common stock	42,993	42,855	42,786	42,304	41,607

Consolidated Balance Sheet Data:	August 1, 2009	August 2, 2008	July 28, 2007	July 29, 2006	July 31, 2005
	(In thousands)
Working capital	$169,053	$110,897	$216,518	$182,931	$119,385
Total assets	1,058,550	1,084,483	800,898	704,551	651,258
Total long term debt and capital leases, excluding current portion	53,858	58,485	65,067	59,716	64,871
Total stockholders' equity	$544,472	$480,050	$426,795	$363,474	$295,519

(1)
Includes the effect of acquisitions from the date of acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed under "Part I. Item 1A. Risk Factors," as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

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

Overview

        We are a leading national distributor of natural, organic and specialty foods and non-food products in the United States. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customer locations primarily located across the United States, the majority of which can be classified into one of the following categories: independently owned natural products retailers; supernatural chains, which are comprised of large chains of natural foods supermarkets; and conventional supermarkets. Our other distribution channels include food service, international, mass market chains and buying clubs.

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural and organic distribution business, UNFI Specialty, which is our specialty distribution business, Albert's Organics, Inc., ("Albert's") which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of the Natural Retail Group, which operates our 13 natural products retail stores; and

  •
  our manufacturing division, consisting of Woodstock Farms, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our Blue Marble Brands product lines.

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

        We have been the primary distributor to Whole Foods Market, our largest customer, for more than 11 years. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We had served as the primary distributor of natural and organic foods and non-food products for Wild Oats Markets prior to the merger, and our relationship with Whole Foods Market expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following the merger. On a combined basis, and excluding sales to Wild Oats Markets' former Henry's and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007, and are now included in the conventional supermarket channel), Whole Foods Market and Wild Oats Markets accounted for approximately 33.1% and 31.0% of our net sales for the years ended August 1, 2009 and August 2, 2008, respectively.

        On November 2, 2007, we acquired DHI for total cash consideration of $85.5 million, consisting of the $84.0 million purchase price and $1.5 million of related transaction fees, subject to certain adjustments set forth in the merger agreement. Our specialty distribution division operates distribution centers located in Massachusetts and Arkansas, with customers throughout the United States. Through our specialty distribution division's two distribution centers, which provide approximately 1.4 million square feet of warehouse space, as well as our broadline distribution centers where we have integrated specialty products, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items.

        We believe that the acquisition of DHI accomplishes several of our strategic objectives, including accelerating our expansion into a number of historically high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that DHI's customer base enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling.

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

        Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 6.3 million square feet. We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility, which we believe will contribute to lower transportation costs. Our 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets. Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Our newly leased, 675,000 square foot distribution center in York, Pennsylvania commenced operations in January 2009, and replaces our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. Finally, in September 2009 we announced plans to open a distribution center in Texas, with operations scheduled to commence in the first quarter of fiscal year 2011.

        Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms, for inbound transportation costs and depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses.

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

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $179.5 million and $179.1 million, net of the allowance for doubtful accounts of $7.0 million and $5.5 million, as of August 1, 2009 and August 2, 2008, respectively. Our notes receivable balances were $4.0 million and $3.8 million, net of the allowance for doubtful accounts of $1.9 million and $1.6 million, as of August 1, 2009 and August 2, 2008, respectively.

  Insurance reserves

        It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $14.7 million and $12.5 million as of August 1, 2009 and August 2, 2008, respectively.

  Valuation of goodwill and intangible assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units' carrying amounts. As of August 1, 2009, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Total goodwill as of August 1, 2009 and August 2, 2008 was $164.3 million and $170.6 million, respectively.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. There was no impairment to our indefinite lived intangible assets during 2009. Total indefinite lived intangible assets as of August 1, 2009 and August 2, 2008 were $27.4 million and $25.9 million, respectively.

        Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There were no indicators of impairment during 2009. Total finite-lived intangible assets as of August 1, 2009 and August 2, 2008 were $10.9 million and $7.8 million, respectively.

        The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	August 1, 2009	August 2, 2008	July 28, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9%	81.2%	81.5%

Gross profit	19.1%	18.8%	18.5%

Operating expenses	15.9%	16.1%	15.1%
Impairment on assets held for sale	0.0%	0.0%	0.0%

Total operating expenses	15.9%	16.1%	15.1%

Operating income	3.2%	2.7%	3.4%

Other expense (income):
Interest expense	0.3%	0.5%	0.4%
Interest income	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%

Total other expense	0.3%	0.5%	0.4%

Income before income taxes	2.9%	2.3%*	3.0%
Provision for income taxes	1.2%	0.9%	1.2%

Net income	1.7%	1.4%	1.8%

*
Total reflects rounding

        Note: Our 2008 fiscal year included 53 weeks of operations while our 2009 and 2007 fiscal years included 52 weeks of operations.

Fiscal year ended August 1, 2009 compared to fiscal year ended August 2, 2008

  Net Sales

        Our net sales increased approximately 2.6%, or $89.0 million, to a record $3.5 billion for the year ended August 1, 2009, from $3.4 billion for the year ended August 2, 2008, which included an extra week. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale distribution division of $82.9 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of product sales from the three branded product companies we acquired during fiscal 2009. We acquired UNFI Specialty on November 2, 2007, and therefore our results for the year ended August 2, 2008 include amounts attributable to this business for only approximately nine months.

        On a combined basis, and excluding sales to Henry's and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 33.1% and 31.0% of our net sales for the years ended August 1, 2009 and August 2, 2008, respectively. The Henry's and Sun Harvest locations divested by Whole Foods Market remain our customers, and are classified in the conventional supermarket channel.

        The following table lists the percentage of sales by customer type for the years ended August 1, 2009 and August 2, 2008:

	Percentage of Net Sales
Customer Type	2009	2008
Independently owned natural products retailers	42%	42%
Supernatural chains	33%	31%
Conventional supermarkets	20%	23%
Other	5%	4%

        The decrease in sales to the conventional supermarket channel is the result of customer losses within UNFI Specialty that were in process before our acquisition of DHI.

  Gross Profit

        Our gross profit increased approximately 4.2%, or $26.6 million, to $660.5 million for the year ended August 1, 2009, from $633.9 million for the year ended August 2, 2008. Our gross profit as a percentage of net sales was 19.1% for the year ended August 1, 2009 and 18.8% for the year ended August 2, 2008. Gross profit as a percentage of net sales during the year ended August 1, 2009 was positively impacted by sales from UNFI Specialty, fuel surcharge revenues, and sales of our branded product lines. Gross profit as a percentage of sales for the year ended August 2, 2008 was negatively impacted by missed forward buying opportunities in that period.

        We continue to expect UNFI Specialty's full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services. Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products. We continue to focus on increasing our branded product revenues through our Blue Marble Brands division, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

  Operating Expenses

        Our total operating expenses increased approximately 1.7%, or $9.1 million, to $550.6 million for the year ended August 1, 2009, from $541.4 million for the year ended August 2, 2008. The increase in total operating expenses for the year ended August 1, 2009 was primarily due to increases in information technology expenses, fixed asset depreciation, health insurance expense, and amortization expense related to certain of our intangibles resulting from the purchase of DHI, partially offset by expense control programs across all of the Company's divisions. We have been able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduce the total distance traveled to customers. We incurred higher operating expenses during the year ended August 2, 2008 related to our branded product lines, as we built our infrastructure to support anticipated new business, and $6.3 million in labor and start-up expenses related to our new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania.

        Total operating expenses for fiscal 2009 includes share-based compensation expense of $5.5 million, compared to $4.7 million in fiscal 2008. See Note 3 "Stock Option Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 15.9% for the year ended August 1, 2009, from approximately 16.1% for the year ended August 2, 2008. The decrease in operating expenses as a percentage of net sales was primarily attributable to expense control programs, as well as lower operating expenses related to UNFI Specialty. During the year ended August 1, 2009, we incurred $7.2 million in labor, lease termination, and start-up expenses related to our new distribution facilities in Moreno Valley, California and York, Pennsylvania and the closing of our East Brunswick, New Jersey facility. We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term. As noted above, however, we expect to continue to incur operating expenses higher than we historically have experienced as a result of UNFI Specialty's full service supermarket model.

  Operating Income

        Operating income increased approximately 18.9%, or $17.4 million, to $109.9 million for the year ended August 1, 2009, from $92.5 million for the year ended August 2, 2008. As a percentage of net sales, operating income was 3.2% for the year ended August 1, 2009 compared to 2.7% for the year ended August 2, 2008.

  Other Expense (Income)

        Other expense (income) decreased $5.5 million to $9.7 million for the year ended August 1, 2009, from $15.3 million for the year ended August 2, 2008. Interest expense for the year ended August 1, 2009 decreased to $9.9 million from $16.1 million in the year ended August 2, 2008. The decrease in interest expense was due primarily to the decrease in debt levels as we managed our inventory balances, as well as the decrease in interest rates. Interest income for the year ended August 1, 2009 decreased to $0.5 million from $0.8 million in the year ended August 2, 2008.

  Provision for Income Taxes

        Our effective income tax rate was 40.9% and 37.2% for the years ended August 1, 2009 and August 2, 2008, respectively. The increase in the effective income tax rate for the year ended August 1, 2009 was primarily due to increases in state taxes. The effective income tax rate for the year ended August 2, 2008 was lower than our historical effective rate primarily due to tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities. This decrease was offset by an increase in our effective income tax rate due to the acquisition of DHI. Our effective income tax rate in both fiscal years was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. In fiscal 2010, we expect our effective tax rate to be in the range of 40.0% to 41.0%.

  Net Income

        Net income increased $10.7 million to $59.2 million, or $1.38 per diluted share, for the year ended August 1, 2009, compared to $48.5 million, or $1.13 per diluted share, for the year ended August 2, 2008.

Fiscal year ended August 2, 2008 compared to fiscal year ended July 28, 2007

  Net Sales

        Our net sales increased approximately 22.2%, or $611.6 million, to $3.4 billion for the year ended August 2, 2008, from $2.8 billion for the year ended July 28, 2007. This increase was primarily due to sales from our newly acquired UNFI Specialty business of $211.4 million as well as organic growth (sales growth excluding the impact of acquisitions) in our wholesale distribution division of $389.1 million, or 14.4%. Further, approximately 2% of the increase in net sales was attributable to the extra week included in fiscal 2008. Our organic growth was due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allowed us to carry a broader selection of products. In addition to net sales growth attributable to UNFI Specialty and our organic growth, we also benefited from the inclusion of sales of products we acquired from Organic Brands, LLC ("Organic Brands") and acquisitions of and other branded product lines during fiscal 2007 and fiscal 2008. However, these acquisitions impacted our cost of sales and gross profit more than they impacted our net sales.

        On a combined basis, and excluding sales to Henry's and Sun Harvest store locations, which were divested by Whole Foods Market following its merger with Wild Oats Markets, Whole Foods Market and Wild Oats Markets accounted for approximately 31.0% and 34.7% of our net sales for the years ended August 2, 2008 and July 28, 2007, respectively. The Henry's and Sun Harvest locations divested by Whole Foods Market remain our customers, and are classified in the conventional supermarket channel.

        The following table lists the percentage of sales by customer type for the years ended August 2, 2008 and July 28, 2007:

	Percentage of Net Sales
Customer Type	2008	2007
Independently owned natural products retailers	42%	45%
Supernatural chains	31%	35%
Conventional supermarkets	23%	16%
Other	4%	4%

        Sales to Henry's and Sun Harvest store locations have been reclassified from our supernatural chains channel into our conventional supermarket channel in both fiscal years 2008 and 2007 and will continue in this classification going forward. This reclassification resulted in an increase in sales in the conventional supermarket channel of 1.7% and a decrease in sales in the supernatural chains channel of 1.7% for the year ended July 28, 2007. In addition, sales by channel have been adjusted to reflect changes in customer types resulting from a review of our customer lists. As a result of this adjustment, sales to the independents sales channel increased 0.9% for the year ended July 28, 2007 and sales to the conventional supermarket sales channel decreased 0.9% for the year ended July 28, 2007. The overall decrease in sales to the independents and supernatural channels and the increase in sales to the supermarket channel was primarily due to the acquisition of DHI in November 2007, as our specialty distribution division primarily distributes to the supermarket channel.

  Gross Profit

        Our gross profit increased approximately 24.4%, or $124.3 million, to $633.9 million for the year ended August 2, 2008, from $509.6 million for the year ended July 28, 2007. Our gross profit as a percentage of net sales was 18.8% for the year ended August 2, 2008 and 18.5% for the year ended July 28, 2007. Gross profit as a percentage of net sales during the year ended August 2, 2008 was positively impacted by sales from the UNFI Specialty business and sales of our branded product lines. We worked to take advantage of forward buying opportunities during the year ended August 2, 2008 in order to improve UNFI Specialty's gross margin. We continue to expect UNFI Specialty's full service supermarket model, to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services. Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products. We continue to focus on increasing our branded product revenues, which we believe will allow us to generate higher gross margins over the long-term, as branded product revenues generally yield higher margins.

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

  Operating Expenses

        Our total operating expenses increased approximately 30.1%, or $125.3 million, to $541.4 million for the year ended August 2, 2008, from $416.1 million for the year ended July 28, 2007. The increase in total operating expenses for the year ended August 2, 2008 was primarily due to increases in infrastructure, fuel and other distribution expenses in our wholesale division to support our sales growth of approximately $31.2 million and a $60.1 million increase in operating expenses as a result of the DHI acquisition. We were able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduced the total distance traveled to customers. We also incurred higher operating expenses during the year ended August 2, 2008 related to our branded product lines, as we built our infrastructure to support anticipated new business, and $6.3 million in labor and start-up expenses related to our new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania.

        Total operating expenses for the year ended July 28, 2007 included a loss of $1.5 million related to the sale of one of our Auburn, California facilities, $1.1 million of incremental and redundant costs incurred in connection with the start up of our Sarasota, Florida facility, $1.0 million of costs to transition our expanded relationship with Whole Foods Market in the Southern Pacific region of the United States to our facility located in Fontana, California, an impairment charge of $0.8 million related to the reclassification of the remaining Auburn, California facility to held-for-sale and $0.5 million of increased expense related to our fuel hedging program. The last of our fuel hedges then existing expired in June 2007 and we have not entered into any fuel hedges since fiscal 2007. Total operating expenses for fiscal 2008 included share-based compensation expense of $4.7 million, compared to $4.0 million in fiscal 2007. See Note 3 "Stock Option Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses increased to approximately 16.1% for the year ended August 2, 2008, from approximately 15.1% for the year ended July 28, 2007. The increase in operating expenses as a percentage of net sales was primarily attributable to our acquisition of DHI, which has higher operating expenses due to the additional in store services provided to supermarket customers, $6.3 million in labor and start-up expenses related to our new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania as well as operating inefficiencies related to the recent opening of the Sarasota, Florida and Ridgefield, Washington facilities, and our investment in infrastructure for our branded product lines. We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term. As noted above, however, we expect to continue to incur operating expenses higher than we historically have experienced as a result of UNFI Specialty's full service supermarket model.

  Operating Income

        Operating income decreased approximately 1.1%, or $1.0 million, to $92.5 million for the year ended August 2, 2008, from $93.5 million for the year ended July 28, 2007. As a percentage of net sales, operating income was 2.7% for the year ended August 2, 2008 compared to 3.4% for the year ended July 28, 2007.

  Other Expense (Income)

        Other expense (income) increased $4.0 million to $15.3 million for the year ended August 2, 2008, from $11.3 million for the year ended July 28, 2007. Interest expense for the year ended August 2, 2008 increased to $16.1 million from $12.1 million in the year ended July 28, 2007. The increase in interest expense was due primarily to the increase in debt levels required to fund our acquisition of DHI and three branded product companies. Debt levels also increased for the year ended August 2, 2008 compared to the year ended July 28, 2007 as a result of UNFI Specialty's working capital needs and increased inventory levels in preparation for the opening of the Sarasota, Florida and Ridgefield, Washington facilities in the first and second quarters of fiscal 2008, respectively, and capital expenditures related to the opening of our Moreno Valley, California and York, Pennsylvania facilities. Interest income for the year ended August 2, 2008 decreased to $0.8 million from $1.0 million in the year ended July 28, 2007.

  Provision for Income Taxes

        Our effective income tax rate was 37.2% and 39.0% for the years ended August 2, 2008 and July 28, 2007, respectively. The decrease in the effective income tax rate for the year ended August 2, 2008 was primarily due to anticipated tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities. This decrease was offset by an increase in our effective income tax rate due to the acquisition of DHI. Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes until a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. For fiscal 2009 we expected our effective tax rate to be in the range of 39.5% to 40.0%.

  Net Income

        Net income decreased $1.7 million to $48.5 million, or $1.13 per diluted share, for the year ended August 2, 2008, compared to $50.2 million, or $1.17 per diluted share, for the year ended July 28, 2007.

Liquidity and Capital Resources

        We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and growth.

        On April 30, 2004, we entered into an amended and restated four-year $250 million revolving credit facility secured by, among other things, our accounts receivable, inventory and general intangibles, with a bank group that was led by Bank of America Business Capital as the administrative agent. The credit facility replaced an existing $150 million revolving credit facility. The terms and conditions of our amended and restated credit facility provided us with more financial and operational flexibility, reduced costs and increased liquidity than did our prior credit facility. We amended this facility effective as of January 1, 2006, reducing the rate at which interest accrues on LIBOR borrowings from one-month LIBOR plus 0.90% to one-month LIBOR plus 0.75%.

        On November 2, 2007, we amended our $250 million revolving credit facility to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI. On November 27, 2007, we amended our $270 million revolving credit facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million. This amendment also provides the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of August 1, 2009, the Company's outstanding borrowings under the amended credit facility totaled $200.0 million with an availability of $137.0 million.

        In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our former $150 million revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The $30 million term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of August 1, 2009, $56.9 million was outstanding under the term loan agreement.

        On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the "Fixed Charge Coverage Ratio Covenants"), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the fiscal year ended August 1, 2009. The principal reason for our earlier noncompliance with the Fixed Charge Coverage Ratio Covenants was the high level of capital expenditures we made in the trailing twelve month period ended April 26, 2008. In April 2009, we further amended our revolving credit facility and our term loan agreement, effective as of February 25, 2009, in order to update certain information as a result of our stock purchase acquisitions completed during fiscal year 2009.

        We believe that our capital requirements for fiscal 2010 will be between $35 and $39 million. We will finance these requirements with cash generated from operations and the use of our existing credit facilities. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with the capacity to continue to support the growth and expansion of our business. We believe that our future capital requirements will be lower than our anticipated fiscal 2010 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $108.3 million for the year ended August 1, 2009, an increase of $99.2 million from the $9.1 million provided by operations for the year ended August 2, 2008. The primary reasons for the increase in cash flows from operations for the year ended August 1, 2009 were an increase in net income and a decrease in inventories. The decrease in inventory levels is the result of the increased focus on our balance sheet in order to pay down our debt. Net cash provided by operations was $9.1 million for the year ended August 2, 2008, as the result of net income of $48.5 million, the $58.1 million investment in inventories, and the $8.3 million decrease in accounts payable. Days in inventory was 52 days at August 1, 2009 and 53 days at August 2, 2008. Days sales outstanding worsened slightly to 21 days at August 1, 2009, compared to 20 days at August 2, 2008. Working capital increased by $58.2 million, or 52.5%, to $169.1 million at August 1, 2009, compared to working capital of $110.9 million at August 2, 2008.

        Net cash used in investing activities decreased $122.1 million to $36.8 million for the year ended August 1, 2009, compared to $158.9 million for the year ended August 2, 2008. The decrease from the fiscal year ended August 2, 2008 was primarily due to the fiscal 2008 purchase of DHI included in purchases of acquired businesses, net of cash.

        Net cash used in financing activities was $86.6 million for the year ended August 1, 2009, primarily due to repayments on borrowings under notes payable. Net cash provided by financing activities was $158.1 million for the year ended August 2, 2008, primarily due to financing related to our acquisition of DHI, partially offset by repayments on long-term debt.

        On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the years ended August 2, 2008 or July 28, 2007, and the authorization to repurchase has expired.

        In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $56.9 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.28% as of August 1, 2009. The swap agreement qualifies as an "effective" hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").

        We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended August 1, 2009 and August 2, 2008, we had no outstanding commodity swap agreements.

        In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of August 1, 2009, we entered into agreements which require us to purchase a total of 200,000–242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon. The terms of the agreements are through July 2010. During fiscal 2008 and 2007 we did not have any fixed price fuel supply agreements. These fixed price fuel agreements qualified for the "normal purchase" exception under SFAS 133, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of August 1, 2009:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
Inventory purchase commitments	$27,679	$27,679	—	—	—
Diesel fuel purchase commitments	6,000	6,000	—	—	—
Notes payable	200,000	—	—	$200,000	—
Long-term debt	58,878	5,020	$52,872	720	$266
Deferred compensation	14,346	1,045	2,430	2,398	8,473
Long-term non-capitalized leases	205,630	34,503	58,038	41,671	71,418

Total	$512,533	$74,247	$113,340	$244,789	$80,157

        The notes payable, long-term debt and non-capitalized lease obligations shown above exclude interest payments due. The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

        We had outstanding letters of credit of approximately $17.4 million at August 1, 2009.

        Assets mortgaged amounted to approximately $102.0 million at August 1, 2009.

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

Recently Issued Financial Accounting Standards

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and we adopted FSP 157-4 effective August 1, 2009. These adoptions did not have a material effect on our consolidated financial statements. In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until our fiscal year beginning August 2, 2009. We do not expect the full adoption of SFAS 157 in accordance with FSP 157-2 to have a material effect on the disclosures that accompany our consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. The adoption of SFAS 161 did not have a material effect on the disclosures that accompany our consolidated financial statements.

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

        In June 2008, the FASB staff issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the Staff Position. Early adoption is not permitted. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

        In April 2009, the FASB staff issued FASB Staff Position 107-1 and Accounting Principals Board 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We do not expect the adoption of FSP 107-1 and APB 28-1 to have a material effect on the disclosures that accompany our interim consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through we have evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS 165 effective August 1, 2009. See note 1(t) to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 8 "Fair Value Measurements of Financial Instruments" to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

        At August 1, 2009, we were a party to one interest rate swap agreement, which relates to our $75 million term loan agreement and which we entered into during August 2005 (the "2005 swap"). We account for the 2005 swap using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The 2005 swap requires us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million, while receiving interest for the same period at one-month LIBOR on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $56.9 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at August 1, 2009, we recorded a liability of $2.7 million representing the fair value of the 2005 swap. We do not enter into derivative agreements for trading purposes.

        At August 1, 2009, we had long-term floating rate debt of $56.9 million and long-term fixed rate debt of $2.0 million, representing approximately 97% and 3%, respectively, of our long-term debt. At August 2, 2008, we had long-term floating rate debt of $61.2 million and long-term fixed rate debt of $2.3 million, representing 96% and 4%, respectively, of our long-term debt. Holding other swap terms and debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $14,000 and $19,000 at August 1, 2009 and August 2, 2008, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the "Company") as of August 1, 2009 and August 2, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended August 1, 2009. We also have audited the Company's internal control over financial reporting as of August 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 1, 2009 and August 2, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 1, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Providence, Rhode Island
September 29, 2009

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 1, 2009	August 2, 2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,269	$25,333
Accounts receivable, net of allowance of $6,984 and $5,535, respectively	179,455	179,063
Notes receivable, trade, net of allowance of $380 and $130, respectively	1,799	1,412
Inventories	366,611	394,364
Prepaid expenses and other current assets	16,423	13,307
Deferred income taxes	18,074	14,221

Total current assets	592,631	627,700
Property & equipment, net	242,051	234,115
Goodwill	164,333	170,609
Intangible assets, net of accumulated amortization of $3,806 and $1,671, respectively	38,358	33,689
Notes receivable, trade, net of allowance of $1,512 and $1,423, respectively	2,176	2,349
Other	19,001	16,021

Total assets	$1,058,550	$1,084,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$200,000	$288,050
Accounts payable	155,211	160,418
Accrued expenses and other current liabilities	63,347	63,308
Current portion of long-term debt	5,020	5,027

Total current liabilities	423,578	516,803
Long-term debt, excluding current portion	53,858	58,485
Deferred income taxes	12,297	9,058
Other long-term liabilities	24,345	20,087

Total liabilities	514,078	604,433

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 43,237 issued and 43,008 outstanding shares at August 1, 2009; 43,100 issued and 42,871 outstanding shares at August 2, 2008	432	431
Additional paid-in capital	175,182	169,238
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(877)	(1,040)
Accumulated other comprehensive loss	(1,623)	(753)
Retained earnings	377,450	318,266

Total stockholders' equity	544,472	480,050

Total liabilities and stockholders' equity	$1,058,550	$1,084,483

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal year ended
	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands, except per share data)
Net sales	$3,454,900	$3,365,857	$2,754,280
Cost of sales (Note 1)	2,794,419	2,731,965	2,244,702

Gross profit	660,481	633,892	509,578

Operating expenses	550,560	541,413	415,337
Impairment on assets held for sale	—	—	756

Total operating expenses	550,560	541,413	416,093

Operating income	109,921	92,479	93,485

Other expense (income):
Interest expense	9,914	16,133	12,089
Interest income	(450)	(768)	(975)
Other, net	275	(82)	156

Total other expense	9,739	15,283	11,270

Income before income taxes	100,182	77,196	82,215
Provision for income taxes	40,998	28,717	32,062

Net income	$59,184	$48,479	$50,153

Basic per share data:
Net income	$1.38	$1.14	$1.18

Weighted average basic shares of common stock	42,849	42,690	42,445

Diluted per share data:
Net income	$1.38	$1.13	$1.17

Weighted average diluted shares of common stock	42,993	42,855	42,786

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Unallocated Shares of ESOP		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances at July 29, 2006	42,477	$425	229	$(6,092)	$149,840	$(1,380)	$1,047	$219,634	$363,474

Allocation of shares to ESOP						177			177
Issuance of common stock and restricted stock, net	574	6			7,121				7,127
Share-based compensation					3,994				3,994
Tax benefit associated with stock plans					2,518				2,518
Fair value of swap agreements, net of tax							(648)		(648)
Net income								50,153	50,153

Total comprehensive income									49,505

Balances at July 28, 2007	43,051	431	229	(6,092)	163,473	(1,203)	399	269,787	426,795

Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	49	—			920				920
Share-based compensation					4,674				4,674
Tax benefit associated with stock plans					171				171
Fair value of swap agreement, net of tax							(1,152)		(1,152)
Net income								48,479	48,479

Total comprehensive income									47,327

Balances at August 2, 2008	43,100	431	229	(6,092)	169,238	(1,040)	(753)	318,266	480,050
Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	137	1			1,038				1,039
Share-based compensation					5,504				5,504
Tax expense associated with stock plans					(598)				(598)
Fair value of swap agreement, net of tax							(870)		(870)
Net income								59,184	59,184

Total comprehensive income									58,314

Balances at August 1, 2009	43,237	$432	229	$(6,092)	$175,182	$(877)	$(1,623)	$377,450	$544,472

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,184	$48,479	$50,153
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	27,029	22,544	18,376
Loss on disposals of property and equipment	262	158	1,997
Impairment on assets held for sale	—	—	756
Deferred income tax expense	239	2,257	1,707
Provision for doubtful accounts	4,759	2,707	1,528
Share-based compensation	5,504	4,674	3,994
Gain on forgiveness of loan	—	(157)	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(3,950)	(8,339)	(10,216)
Inventories	30,398	(58,112)	(52,975)
Prepaid expenses and other assets	(2,729)	(6,434)	(5,772)
Notes receivable, trade	(652)	713	(469)
Accounts payable	(13,836)	(8,319)	27,739
Accrued expenses	2,115	8,958	(1,308)

Net cash provided by operating activities	108,323	9,129	35,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,353)	(51,083)	(46,804)
Purchases of acquired businesses, net of cash acquired	(4,495)	(107,812)	(9,303)
Proceeds from disposals of property and equipment	98	—	5,452
Other investing activities	—	—	(1,010)

Net cash used in investing activities	(36,750)	(158,895)	(51,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under notes payable	(88,050)	168,050	(5,005)
Proceeds from borrowing of long-term debt	—	—	10,000
Proceeds from exercise of stock options	1,038	920	7,127
Repayments of long-term debt	(4,634)	(8,332)	(6,216)
Tax benefit from equity awards	234	171	2,518
Increase (decrease) in bank overdraft	8,494	(1,435)	4,691
Principal payments of capital lease obligations	—	—	(4)
Payments on life insurance policy loans	(3,072)	—	—
Capitalized debt issuance costs	(647)	(1,285)	—

Net cash (used in) provided by financing activities	(86,637)	158,089	13,111

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,064)	8,323	(3,044)
Cash and cash equivalents at beginning of period	25,333	17,010	20,054

Cash and cash equivalents at end of period	$10,269	$25,333	$17,010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,094	$16,469	$11,877

Federal and state income taxes, net of refunds	$43,978	$27,618	$28,607

Supplemental disclosure of noncash investing and financing activities:
Fair value of assets acquired	$—	$—	$8,498
Cash paid for assets	—	—	(5,498)

Liabilities incurred (see Note 2)	$—	$—	$3,000

See notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SIGNIFICANT ACCOUNTING POLICIES

  (a)
  Nature of Business

        United Natural Foods, Inc. and subsidiaries (the "Company") is a leading national distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States.

  (b)
  Basis of Presentation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        The fiscal year of the Company ends on the Saturday closest to July 31. As such, fiscal 2009, 2008, and fiscal 2007 ended on August 1, 2009, August 2, 2008 and July 28, 2007, respectively. Fiscal 2008 was a 53 week year, and fiscal 2009 and 2007 were 52 week years. Our interim quarters consist of 13 weeks, except for the fourth quarter of fiscal 2008, which consisted of 14 weeks.

        Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms, for inbound transportation costs, depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail divisions. Other expense (income) include interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

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

  (e)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities is capitalized as one of the elements of cost and is amortized over the assets' estimated useful lives. Interest capitalized for each of the years ended August 1, 2009, August 2, 2008 and July 28, 2007 was $0.3 million, $0.7 million and $0.2 million, respectively.

        Property and equipment consisted of the following at August 1, 2009 and August 2, 2008:

	Original Estimated Useful Lives (Years)	2009	2008
	(In thousands, except years)
Land		$14,920	$14,910
Buildings and improvements	20-40	160,947	160,317
Leasehold improvements	5-20	53,820	22,681
Warehouse equipment	3-30	83,000	72,153
Office equipment	3-10	50,831	47,436
Motor vehicles	3-7	4,668	4,773
Construction in progress		10,356	27,807

		378,542	350,077
Less accumulated depreciation and amortization		136,491	115,962

Net property and equipment		$242,051	$234,115

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

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the provisions of FIN 48 on July 29, 2007 and there was no material effect on the consolidated financial statements. As a result, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48. The Company's policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of the adoption of FIN 48.

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

  (h)
  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	5-8 years
Non-compete agreements	2-4 years
Trademarks and tradenames	5-27 years

        Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. The recoverability of goodwill and indefinite-lived intangible assets is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value. Goodwill is assessed by determining whether the fair values of the applicable reporting units exceed their carrying values. For reporting units that indicate potential impairment, the goodwill impairment is measured based on the implied fair value of the reporting unit and related residual goodwill. If the carrying value of the reporting unit goodwill exceeds the implied value, an impairment charge is recorded. Impairment of other indefinite lived intangible assets is measured as the difference between the fair value of the asset and its carrying value. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis, as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions. As of August 1, 2009, the Company's annual assessment of each of its reporting units and indefinite lived intangible assets indicated that no impairment existed.

        The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of July 28, 2007	64,032	15,871	79,903
Goodwill arising from business combinations	90,088	618	90,706
Goodwill as of August 2, 2008	154,120	16,489	170,609
Goodwill adjustment for final DHI valuation	(7,150)	0	(7,150)
Goodwill arising from business combinations	0	874	874

Goodwill as of August 1, 2009	$146,970	$17,363	$164,333

        The following table presents details of the Company's other intangible assets (in thousands):

	August 1, 2009			August 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$10,730	$2,347	$8,383	$5,070	$760	$4,310
Non-compete agreements	1,780	1,332	448	2,132	863	1,269
Trademarks and tradenames	2,233	127	2,106	2,233	48	2,185

Total amortized intangible assets	14,743	3,806	10,937	9,435	1,671	7,764
Unamortized intangible assets:
Trademarks and tradenames	27,421	—	27,421	25,925	—	25,925

Total	$42,164	$3,806	$38,358	$35,360	$1,671	$33,689

        Amortization expense was $2.4 million, $1.5 million, and $0.1 million for the years ended August 1, 2009, August 2, 2008, and July 28, 2007, respectively. The estimated future amortization expense for the next five fiscal years on finite lived intangible assets outstanding as of August 1, 2009 is shown below:

Fiscal Year:	(In thousands)
2010	$1,784
2011	1,505
2012	1,421
2013	1,421
2014	1,421

$7,552

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

        Whole Foods Market, Inc. ("Whole Foods Market") was the Company's largest customer in fiscal 2009. Whole Foods Market and Wild Oats Markets, Inc. ("Wild Oats Markets") were the Company's largest two customers in fiscal 2008 and 2007. In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Whole Foods Market sold all thirty-five of Wild Oats Markets' Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007. On a combined basis and excluding sales to Henry's and Sun Harvest store locations, Whole Foods Market and Wild Oats Markets accounted for approximately 33.1%, 31.0% and 34.7% of our net sales for the years ended August 1, 2009, August 2, 2008 and July 28, 2007, respectively. There were no other customers that generated 10% or more of the Company's net sales.

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

  (j)
  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable and long-term debt are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments.

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

	August 1, 2009		August 2, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$10,269	$10,269	$25,333	$25,333
Accounts receivable	179,455	179,455	179,063	179,063
Notes receivable	3,975	3,975	3,761	3,761
Liabilities:
Notes payable	200,000	200,000	288,050	288,050
Long term debt, including current portion	58,878	59,015	63,512	63,765
Swap agreements:
Interest rate swap	(2,717)	(2,717)	(1,199)	(1,199)
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

  (m)
  Share-Based Compensation

        The Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), effective August 1, 2005. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units and performance units. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over four years from the grant date. The performance units granted to the Company's President and Chief Executive Officer vest at the end of fiscal 2010 in accordance with the terms of Mr. Spinner's Performance Unit agreement. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.

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

        The Company receives an income tax deduction for grants of restricted stock awards and restricted stock units when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by financing activities in the accompanying Consolidated Statement of Cash Flows in accordance with SFAS 123(R).

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

	Years ended
	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands)
Basic weighted average shares outstanding	42,849	42,690	42,445
Net effect of dilutive common stock equivalents based upon the treasury stock method	144	165	341

Diluted weighted average shares outstanding	42,993	42,855	42,786

Potential anti-dilutive common shares excluded from the computation above	1,436	1,052	441

  (o)
  Comprehensive Income (Loss)

        Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive loss is comprised of the net change in fair value of derivative instruments designated as cash flow hedges. For all periods presented, we display comprehensive income (loss) and its components as part of the consolidated statements of stockholders' equity.

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

  (s)
  Operating Lease Expenses

        The Company records lease payments via the straight-line method and, for leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.

  (t)
  Subsequent Events

        The Company evaluated events occurring between the end of its most recent fiscal year and September 30, 2009, the date the financial statements were issued.

  (u)
  Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2") which delays the effective date of SFAS 157 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS 157 and FSP 157-3 effective August 3, 2008, and adopted FSP 157-4 effective August 1, 2009. These adoptions did not have a material effect on its consolidated financial statements. In accordance with FSP 157-2, the Company has delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets until its 2010 fiscal year. The Company does not expect the full adoption of SFAS 157 in accordance with FSP 157-2 will have a material effect on the disclosures that accompany its consolidated financial statements. Refer to Note 5 for further discussion regarding the adoption of SFAS 157.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which is a revision of SFAS No. 141, Business Combinations. SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a "fair value" model rather than a "cost allocation" model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a "bargain" purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as "negative goodwill") in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after August 2, 2009.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. The adoption of SFAS 161 did not have a material effect on the disclosures that accompany its consolidated financial statements.

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

        In June 2008, the FASB staff issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the Staff Position. Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

        In April 2009, the FASB staff issued FASB Staff Position 107-1 and Accounting Principals Board 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments ("SFAS 107"), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed annually. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 and APB 28-1 will have a material effect on the disclosures that accompany its interim consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through we have evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS effective August 1, 2009. See note 1(t) to the consolidated financial statements.

(2)   ACQUISITIONS

  Wholesale Segment

        On November 2, 2007, the Company acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (DHI), a distributor of specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items from distribution centers located in Massachusetts, New Jersey, and Arkansas, to customers throughout the United States. The Company believes that the acquisition of DHI accomplishes certain strategic objectives, including accelerating the expansion into a number of historically high-growth business channels and establishing immediate market share in the fast-growing specialty foods market.

The Company also believes that the acquisition of DHI provides valuable strategic opportunities enabling the Company to further leverage its existing and future relationships in the supermarket business channel and that DHI's complementary product lines present opportunities for cross-selling which will further grow the Company's wholesale distribution business. These factors contributed to the purchase price that resulted in goodwill, as further noted below. Of the total amount of goodwill recorded, approximately $9.3 million is deductible for tax purposes.

        Total cash consideration paid in connection with the acquisition was $85.5 million, comprised of $84.0 million of purchase price and $1.5 million of related transaction fees incurred, subject to certain adjustments set forth in the merger agreement. Prior to the acquisition and during the three months ended October 27, 2007, the Company entered into a note receivable from DHI in the amount of $5.0 million, which was assumed by the Company as part of the purchase price. This acquisition was financed through borrowings under the Company's existing revolving credit facility, which was amended in November 2007 to increase the Company's maximum borrowing base thereunder. See Note 6 for a description of these amendments.

        During the year ended August 1, 2009, the Company completed the final purchase price allocation for its acquisition of DHI with the assistance of a third-party valuation firm's independent appraisal of the fair value of certain assets acquired. As a result of the final purchase price allocation, during the year ended August 1, 2009, goodwill decreased by approximately $7.2 million, primarily due to an adjustment of $5.6 million to the valuation of certain intangibles, as well as adjustments to certain deferred tax assets and liabilities. The following table presents the final allocation of fair values of assets and liabilities recorded in connection with the DHI acquisition:

(In thousands)
Total current assets	$42,727
Property & equipment	12,516
Customer relationships and other intangible assets	11,610
Goodwill	82,938
Other assets	3,524

153,315
Liabilities	67,797

Cash consideration paid	$85,518

        The Company has undertaken certain restructuring activities at DHI. These activities, which include reductions in staffing and the elimination of a facility, were accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $7.6 million was included in other long-term liabilities.

  Other Segment

        During the year ended August 1, 2009, the Company acquired substantially all of the assets and liabilities of three branded product companies, which the Company includes in the "other" category. See Note 14 "Business Segments" for a description of the Company's reportable segment and the "other" category. The total cash consideration paid for these product lines was approximately $4.5 million, including approximately $0.5 million of holdbacks currently held in escrow. Approximately $0.9 million in goodwill was recorded in connection with the acquisitions. The cash paid was financed by borrowings under the Company's existing revolving credit facility.

        During the year ended August 2, 2008, the Company acquired substantially all of the assets and liabilities of three branded product companies and one retail store outside of the wholesale segment.

The total cash consideration paid for these branded product companies and this retail store was approximately $22.2 million, in addition to approximately $1.1 million of holdbacks recorded in accrued expenses in the consolidated balance sheets. No goodwill was recorded in connection with the branded product company acquisitions. Goodwill of $0.6 million was recorded in connection with the retail store acquisition. Other intangible assets in the amount of $20.5 million were acquired during the year ended August 2, 2008, which included $19.9 million in trademarks and tradenames and $0.6 million in non-compete agreements. The cash paid was financed by borrowings under the Company's existing revolving credit facility.

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

  Pro Forma Financial Information

        Results of operations of the acquired companies have been included in the Company's consolidated statements of income since the respective dates of acquisition. The following table presents the Company's unaudited pro forma results of operations assuming that the acquisitions made during fiscal 2008 had occurred as of the beginning of fiscal 2007 (in thousands). The following pro forma results do not include any cost savings that may result from the combination of the acquired companies and the Company.

	Year Ended
	August 2, 2008	July 28, 2007
Net Sales	$3,438,903	$3,098,821
Income before Income taxes	68,070	74,085
Net Income	42,748	45,302
Earnings per common share
Basic	$1.00	$1.06
Diluted	$1.00	$1.06

(3)   STOCK OPTION PLANS

        Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under this transition method, compensation cost recognized subsequent to fiscal 2005 includes: (a) compensation cost for all share-based payments granted through August 1, 2005, but for which the requisite service period had not been completed as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

        The Company recognized share-based compensation expense of $5.5 million, or $0.08 per diluted share, for the year ended August 1, 2009. The Company recognized share-based compensation expense of $4.7 million, or $0.07 per diluted share, for the year ended August 2, 2008. The Company recognized share-based compensation expense of $4.0 million, or $0.06 per diluted share, for the year ended July 28, 2007.

        As of August 1, 2009, there was $11.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock option and restricted share awards). This cost is expected to be recognized over a weighted-average period of 2.5 years.

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

        The following summary presents the weighted average assumptions used for stock options granted in fiscal 2009, 2008 and 2007:

	Year ended
	August 1, 2009	August 2, 2008	July 28, 2007
Expected volatility	39.0%	32.7%	34.6%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.1%	3.1%	4.5%
Expected term (in years)	3.0	3.0	3.0

        As of August 1, 2009, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors, and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans, and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan is at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of August 1, 2009, 257,829 shares were available for grant under the 2002 Stock Incentive Plan. The Company has a policy of issuing new shares to satisfy stock option exercises.

        The following summary presents the weighted-average remaining contractual term of options outstanding at August 1, 2009 by range of exercise prices.

Exercise Price Range	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$11.00 - $18.00	156,922	$12.42	3.1	154,922	$12.41
$18.01 - $24.00	190,575	$18.70	4.4	189,575	$18.68
$24.01 - $30.00	698,190	$26.64	7.0	408,003	$27.39
$30.01 - $37.00	249,690	$36.21	7.1	137,340	$36.06

	1,295,377	$25.59	6.2	889,840	$24.27

        The following summary presents information regarding outstanding stock options as of August 1, 2009 and changes during the year then ended with regard to options under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,297,190	$25.22
Granted	212,750	$24.53
Exercised	(106,563)	$14.77
Forfeited	(45,000)	$30.53
Cancelled	(63,000)	$29.08

Outstanding at end of year	1,295,377	$25.59	6.2 years	$33,154,000

Exercisable at end of year	889,840	$24.27	5.2 years	$21,592,000

        The weighted average grant-date fair value of options granted during the years ended August 1, 2009, August 2, 2008, and July 28, 2007 was $7.05, $7.34 and $10.48, respectively. The aggregate intrinsic value of options exercised during the years ended August 1, 2009, August 2, 2008, and July 28, 2007, was $1.2 million, $0.5 million and $7.7 million, respectively.

        At August 1, 2009, the Company also had the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan, as amended during fiscal 2009, provides for the issuance of up to 2,500,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share and unit awards under the 2004 Plan are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The performance units granted to the Company's President and Chief Executive Officer vest at the end of fiscal 2010 in accordance with the terms of Mr. Spinner's Performance Unit agreement. At August 1, 2009, 1,681,845 shares were available for grant under the 2004 Plan.

        The following summary presents information regarding restricted share and unit awards as of August 1, 2009 and changes during the year then ended with regard to restricted share and unit awards under the 2004 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at August 2, 2008	329,871	$29.94
Granted	359,205	$24.34
Vested	(128,799)	$29.78
Forfeited	(45,991)	$28.36

Outstanding at August 1, 2009	514,286	$26.35

        The total fair value of restricted shares and units vested during the year ended August 1, 2009 was $2.4 million. The total fair value of restricted shares and units vested during the year ended August 2, 2008 was $2.6 million.

(4)   ACCOUNTS AND NOTES RECEIVABLE

        Accounts and notes receivable allowance for doubtful accounts consist of the following:

	Year ended August 1, 2009	Year ended August 2, 2008	Year ended July 28, 2007
	(In thousands)
Balance at beginning of year	$7,088	$5,981	$8,433
Additions charged to costs and expenses	4,759	2,707	1,528
Deductions	(2,971)	(2,765)	(3,980)
Charged to Other Accounts(a)	—	1,165	—

Balance at end of year	$8,876	$7,088	$5,981

(a)
Relates to acquisitions

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

(6)   NOTES PAYABLE

        On April 30, 2004, the Company entered into an amended and restated four-year $250 million revolving credit facility secured by, among other things, the Company's accounts receivable, inventory and general intangibles, with a bank group that was led by Bank of America Business Capital as the administrative agent (the "amended credit facility"). The amended credit facility increased the amount available for borrowing from $150 million to $250 million. On November 2, 2007, the Company amended the amended credit facility to temporarily increase the maximum borrowing base from $250 million to $270 million. On November 27, 2007, the Company again amended the amended credit facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million. The November 27, 2007 amendment also provided the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the amended credit facility, at the Company's option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) (3.25% at August 1, 2009 and 5.00% at August 2, 2008) or at the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. The amended credit facility matures on November 27, 2012. The weighted average interest rate on the amended credit facility was 1.05% as of August 1, 2009. An annual commitment fee in the amount of 0.125% is payable monthly based on the average daily unused portion of the amended credit facility. As of August 1, 2009, the Company's outstanding borrowings under the amended credit facility totaled $200.0 million with an availability of $137.0 million.

        On June 4, 2008, the Company entered into an amendment, which was effective as of May 28, 2008, to the amended credit facility in order to (i) waive events of default as a result of the Company's noncompliance at April 26, 2008 with the fixed charge coverage ratio covenant under amended credit facility (the "Fixed Charge Coverage Ratio Covenant"), (ii) increase the interest rate applicable to borrowings under the amended credit facility by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined under the amended credit facility) in connection with the calculation of the fixed charge coverage ratio under the amended credit facility. The amended credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis, with which the Company was in compliance in fiscal 2009. The principal reason for the Company's earlier noncompliance with the Fixed Charge Coverage Ratio Covenant was the Company's high level of capital expenditures in the trailing twelve month period ending April 26, 2008.

        The Company was in compliance with all restrictive covenants at August 1, 2009 and August 2, 2008. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended credit facility.

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

        As of August 1, 2009 and August 2, 2008, the Company's long-term debt consisted of the following:

	August 1, 2009	August 2, 2008
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (1.28% at August 1, 2009 and 3.46% at August 2, 2008)	$56,926	$61,244
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing at June 1, 2015, at an interest rate of 8.60%	1,075	1,208
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing at May 1, 2015, at an interest rate of 10.00%	877	1,040
Other	0	20

	$58,878	$63,512
Less: current installments	5,020	5,027

Long-term debt, excluding current installments	$53,858	$58,485

        Certain of the Company's long-term debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants, including the Term Loan Fixed Charge Coverage Ratio Covenant, at August 1, 2009.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at August 1, 2009:

Year	(In thousands)
2010	$5,020
2011	5,033
2012	47,839
2013	351
2014	369
2015 and thereafter	266

$58,878

(8)   FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

        As of August 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), for financial assets and liabilities and for non-financial assets and liabilities that we recognize or disclose at fair value on at least an annual basis. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

  •
  Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

  •
  Level 3 Inputs—One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

  Interest Rate Swap Agreement

        On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $56.9 million at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an "effective" hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The

Company does not enter into derivative agreements for trading purposes. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. LIBOR was 0.28% and 2.46% as of August 1, 2009 and August 2, 2008, respectively.

        The Company's interest rate swap agreement is designated as a cash flow hedge at August 1, 2009 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities, and the related gains or losses on this contract are deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any changes in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

  Commodity Swap Agreements

        The Company has from time to time entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These swap agreements hedge a portion of the Company's expected fuel usage for the periods set forth in the agreements. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. The Company monitors the commodity (NYMEX #2 Heating oil) used in its swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the year ended July 28, 2007, the Company was a party to two commodity swap agreements that commenced and expired on November 1, 2005 and October 31, 2006, respectively and July 1, 2006 and June 30, 2007, respectively.

        In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of August 1, 2009, we entered into agreements which require us to purchase a total of 200,000–242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon. The terms of the agreements are through July 2010. During fiscal 2008 and 2007 we did not have any fixed price fuel supply agreements. These fixed price fuel agreements qualified for the "normal purchase" exception under SFAS 133, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

        The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at August 1, 2009
	Level 1	Level 2	Level 3
	(In thousands)
Description
Liabilities
Interest Rate Swap	—	$2,700	—

Total	—	$2,700	—

        The Company's determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company had no outstanding commodity swap agreements as of August 1, 2009 and August 2, 2008.

(9)   TREASURY STOCK

        On December 1, 2004, the Company's Board of Directors authorized the repurchase of up to $50 million of common stock through February 2008 in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 228,800 shares of its common stock for its treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. There were no other purchases made during the authorization period.

(10) COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the years ended August 1, 2009, August 2, 2008, and July 28, 2007 totaled approximately $37.7 million, $30.1 million, and $23.2 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of August 1, 2009 are as follows:

Fiscal Year:	(In thousands)
2010	$34,503
2011	32,010
2012	26,028
2013	22,681
2014	18,990
2015 and thereafter	71,418

$205,630

        As of August 1, 2009, outstanding commitments for the purchase of inventory were approximately $27.7 million. The Company had outstanding letters of credit of approximately $17.4 million at August 1, 2009.

        As of August 1, 2009, outstanding commitments for the purchase of diesel fuel through fiscal 2010 were approximately $6.0 million.

        Assets mortgaged amounted to approximately $102.0 million at August 1, 2009.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(11) RETIREMENT PLANS

  Retirement Plan

        The Company has a defined contribution retirement plan, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. During fiscal 2008, the Company assumed the Millbrook Distribution Services Retirement Plan and the Millbrook Distribution Services Union Retirement Plan following its acquisition of DHI on November 2, 2007. During the fiscal year ended August 1, 2009, the Company merged the Millbrook Distribution Services Retirement Plan into the Retirement Plan. The Company's contributions to these plans were approximately $3.0 million, $2.7 million, and $2.3 million, for the years ended August 1, 2009, August 2, 2008, and July 28, 2007, respectively.

  Deferred Compensation and Supplemental Retirement Plans

        The Millbrook Deferred Compensation Plan and the Millbrook Supplemental Retirement Plan were assumed by the Company as part of the purchase of DHI. Deferred compensation relates to a compensation arrangement implemented in 1984 by a predecessor of Millbrook in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation to earn specified maximum benefits upon retirement. The future obligations, which are fixed in accordance with the plans, have been recorded at a discount rate of 5.7%. These plans do not allow new participants.

        In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies at August 1, 2009 of $8.4 million is included in Other Assets in the Consolidated Balance Sheet. At August 1, 2009, total future obligations including earnings, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Year	(In thousands)
2010	$1,045
2011	1,222
2012	1,208
2013	1,205
2014	1,193
2015 and thereafter	8,473

$14,346

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

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, ("SOP 93-6"), in November 1993. The statement provides guidance on employers' accounting for ESOPs and is required to be applied to shares purchased by ESOPs after December 31, 1992 that have not been committed to be released as of the beginning of the year of adoption. As allowed under SOP 93-6, the Company elected not to adopt the guidance in SOP 93-6 for the shares held by the ESOP, all of which were purchased prior to December 31, 1992. As a result, the Company continues to follow the guidance of Statement of Position 76-3, Accounting Practices for Certain Employee Stock

Ownership Plans ("SOP 76-3"). Under SOP 76-3, unreleased shares of the ESOP are considered to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended August 1, 2009, August 2, 2008, and July 28, 2007, contributions totaling approximately $0.3 million, $0.3 million, and $0.3 million, respectively, were made to the Trust. Of these contributions, approximately $0.1 million, $0.1 million, and $0.2 million represented interest in fiscal 2009, 2008, and 2007, respectively.

        The ESOP shares were classified as follows:

	August 1, 2009	August 2, 2008
	(In thousands)
Total ESOP shares—beginning of year	2,640	2,757
Shares distributed to employees	(88)	(117)

Total ESOP shares—end of year	2,552	2,640

Allocated shares	1,607	1,519
Unreleased shares	945	1,121

Total ESOP shares	2,552	2,640

        During each of the years ended August 1, 2009 and August 2, 2008, 176,000 shares were released for allocation. The fair value of unreleased shares was approximately $25.6 million and $21.0 million at August 1, 2009 and August 2, 2008, respectively.

(13) INCOME TAXES

        Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended August 1, 2009:
U.S. Federal	$32,998	$(33)	$32,965
State and local	7,761	272	8,033

	$40,759	$239	$40,998

Fiscal year ended August 2, 2008:
U.S. Federal	$22,106	$1,979	$24,085
State and local	4,354	278	4,632

	$26,460	$2,257	$28,717

Fiscal year ended July 28, 2007:
U.S. Federal	$23,279	$1,003	$24,282
State and local	7,076	704	7,780

	$30,355	$1,707	$32,062

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Year ended
	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands)
Computed "expected" tax expense	$35,064	$27,019	$28,775
State and local income tax, net of Federal income tax benefit	5,222	3,011	2,794
Non-deductible expenses	861	862	577
Tax effect of share-based compensation	(65)	464	383
General Business Credits	(325)	(3,825)	(365)
Change in valuation allowance	315	(490)	—
Other, net	(74)	1,676	(102)

	$40,998	$28,717	$32,062

        Total income tax expense (benefit) for the years ended August 1, 2009, August 2, 2008, and July 28, 2007, was allocated as follows:

	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands)
Income tax expense	$40,998	$28,717	$32,062
Stockholders' equity, difference between compensation expense for tax purposes and of amounts recognized for financial statement purposes	598	(171)	(2,518)
Other comprehensive income	(647)	(690)	(407)

	$40,949	$27,856	$29,137

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 1, 2009 and August 2, 2008 are presented below:

	2009	2008
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$4,576	$4,384
Compensation and benefit related	14,049	12,328
Accounts receivable, principally due to allowances for uncollectible accounts	3,447	2,740
Accrued expenses	6,506	4,223
Other comprehensive income	1,093	446
Net operating loss carryforwards	13,814	10,655
Other deferred tax assets	33	121

Total gross deferred tax assets	43,518	34,897
Less valuation allowance	5,138	2,732

Net deferred tax assets	$38,380	$32,165

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$16,899	$14,235
Intangible assets	15,704	12,767

Total deferred tax liabilities	32,603	27,002

Net deferred tax assets	$5,777	$5,163

Current deferred income tax assets	$18,074	$14,221
Non-current deferred income tax liabilities	(12,297)	(9,058)

	$5,777	$5,163

        At August 1, 2009, the Company had net operating loss carryforwards of approximately $24.1 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $4.5 million under Internal Revenue Code Section 382. The carryforwards expire at various times between 2010 and 2027. In addition, the Company had net operating loss carryforwards of approximately $70.5 million for state income tax purposes that expire in years 2010 through 2028.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at August 1, 2009, with the exception of certain state deferred tax assets.

        Valuation allowances were established against approximately $5.1 million of state deferred tax assets related to DHI. The subsequent release of this valuation allowance, if such release occurs, will reduce income tax expense.

        For the years ended August 1, 2009 and August 2, 2008, the Company did not have any material unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before the Company's fiscal 2006. The tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2006 to 2009.

(14) BUSINESS SEGMENTS

        The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other" with corporate operating expenses that are not allocated to operating divisions. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses." "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes corporate expenses, which consist of salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), governance, human resources and internal audit that are necessary to operate the Company's headquarters located in Providence, Rhode Island, and formerly, in Dayville, Connecticut. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Year ended August 1, 2009
Net sales	$3,392,984	$142,769	$(80,853)		$3,454,900
Operating income (loss)	128,998	(20,639)	1,562		109,921
Interest expense				$9,914	9,914
Interest income				(450)	(450)
Other, net				275	275
Income before income taxes					100,182
Depreciation and amortization	23,333	3,696			27,029
Capital expenditures	27,342	5,011			32,353
Goodwill	146,970	17,363			164,333
Assets	942,845	123,908	(8,203)		1,058,550
Year ended August 2, 2008
Net sales	$3,310,104	$139,941	$(84,188)		$3,365,857
Operating income (loss)	99,616	(6,046)	(1,091)		92,479
Interest expense				$16,133	16,133
Interest income				(768)	(768)
Other, net				(82)	(82)
Income before income taxes					77,196
Depreciation and amortization	21,306	1,238			22,544
Capital expenditures	48,168	2,915			51,083
Goodwill	154,120	16,489			170,609
Assets	969,630	123,673	(8,820)		1,084,483
Year ended July 28, 2007
Net sales	$2,709,656	$114,843	$(70,219)		$2,754,280
Operating income (loss)	95,269	987	(2,771)		93,485
Interest expense				$12,089	12,089
Interest income				(975)	(975)
Other, net				156	156
Income before income taxes					82,215
Depreciation and amortization	17,334	1,042			18,376
Capital expenditures	42,423	4,381			46,804
Goodwill	64,032	15,871			79,903
Assets	718,490	90,482	(8,074)		800,898

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended August 1, 2009 and August 2, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2009
Net sales	$864,236	$847,635	$889,538	$853,491	$3,454,900
Gross profit	167,588	162,065	168,751	162,077	660,481
Income before income taxes	21,935	22,549	28,556	27,142	100,182
Net income	13,249	13,620	16,779	15,536	59,184
Per common share income
Basic:	$0.31	$0.32	$0.39	$0.36	$1.38
Diluted:	$0.31	$0.32	$0.39	$0.36	$1.38
Weighted average basic Shares outstanding	42,764	42,821	42,871	42,915	42,849
Weighted average diluted Shares outstanding	42,919	42,910	42,943	43,154	42,993
Market Price
High	$28.70	$22.75	$24.10	$27.52	$28.70
Low	$16.57	$15.46	$12.83	$21.86	$12.83

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2008
Net sales	$736,389	$830,656	$886,962	$911,850	$3,365,857
Gross profit	135,471	154,672	165,843	177,906	633,892
Income before income taxes	21,424	14,660	20,699	20,413	77,196
Net income	13,561	9,099	12,999	12,820	48,479
Per common share income
Basic:	$0.32	$0.21	$0.30	$0.30	$1.14
Diluted:	$0.32	$0.21	$0.30	$0.30	$1.13
Weighted average basic Shares outstanding	42,610	42,676	42,727	42,737	42,690
Weighted average diluted Shares outstanding	42,829	42,884	42,847	42,860	42,855
Market Price
High	$33.33	$31.87	$25.17	$22.25	$33.33
Low	$24.10	$23.16	$15.60	$17.09	$15.60

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

        Our management assessed the effectiveness of our internal control over financial reporting as of August 1, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management concluded that, as of August 1, 2009, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

        The effectiveness of our internal control over financial reporting as of August 1, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Report of the Independent Registered Public Accounting Firm.

        See the report of KPMG LLP included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended August 1, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on January 13, 2010 (the "2009 Proxy Statement") under the captions "Directors and Nominees for Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and employees within our finance, purchasing, operations, and sales departments. Our code of ethics is publicly available on our website at www.unfi.com. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the 2009 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained, in part, in the 2009 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.

        The following table provides certain information with respect to equity awards under the Company's 2004 Equity Incentive Plan and the Company's 2002 Stock Incentive Plan as of August 1, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,295,377	$25.59	1,939,674
Plans not approved by stockholders	—	—	—

Total	1,295,377	$25.59	1,939,674

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the 2009 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be contained in the 2009 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as a part of this Annual Report on Form 10-K.

  1.
  Financial Statements.    The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules.    All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.

  3.
  Exhibits.    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 30, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN L. SPINNER Steven L. Spinner	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2009
/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	September 30, 2009
/s/ THOMAS B. SIMONE Thomas B. Simone	Vice-Chair of the Board and Lead Independent Director	September 30, 2009
/s/ MARK E. SHAMBER Mark E. Shamber	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 30, 2009
/s/ GORDON D. BARKER Gordon D. Barker	Director	September 30, 2009
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	September 30, 2009
/s/ GAIL A. GRAHAM Gail A. Graham	Director	September 30, 2009
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	September 30, 2009
/s/ PETER ROY Peter Roy	Director	September 30, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1(13)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.3(16)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.4(20)	Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007.
4.1*	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant.
10.1(1)**	1996 Employee Stock Ownership Plan, effective November 1, 1988.
10.2(11)**	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)	Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven Townsend, Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.5(1)	Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)**	Amended and Restated 1996 Stock Option Plan.
10.8(2)**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)**	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.16(9)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.17(10)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.18(11)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.19(12)**	2004 Equity Incentive Plan.

Exhibit No.	Description
10.20(13)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.21(14)**	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.22(15)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.23(17)	Second Amendment to Amended and Restated Loan and Security Agreement dated January 31, 2006.
10.24(18)+	Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006.
10.25(19)	Lease between the Registrant and Meridian-Hudson McIntosh, LLC, dated March 16, 2007.
10.26(21)	Third Amendment to Term Loan Agreement with Fleet Capital Corporation, dated April 30, 2004.
10.27(21)	Fourth Amendment to Term Loan Agreement with Fleet Capital Corporation dated June 15, 2005.
10.28(22)
Merger Agreement, dated October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
10.29(23)	Lease between Cactus Commerce, LLC, and the Registrant, dated December 3, 2007.
10.30(23)	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 2, 2007.
10.31(23)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 27, 2007.
10.32(23)	Sixth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 2, 2007.
10.33(23)	Seventh Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 27, 2007.
10.34(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Richard Antonelli.
10.35(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Daniel V. Atwood.
10.36(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas A. Dziki.
10.37(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Funk.
10.38(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Carl Koch.
10.39(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Mark Shamber.
10.40(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gordon Barker.

Exhibit No.	Description
10.41(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Joseph Cianciolo.
10.42(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gail Graham.
10.43(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and James Heffernan.
10.44(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Peter Roy.
10.45(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas Simone.
10.46(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Beaudry.
10.47(23)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Randle Lindberg.
10.48(23)**	Severance Agreement by and between the Registrant and Robert Sigel, effective December 5, 2007.
10.49(24)	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.
10.50(25)	Fifth Amendment to Amended and Restated Loan and Security Agreement as of June 4, 2008.
10.51(25)	Eighth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated June 4, 2008.
10.52(26)**	Employment Transition Agreement and Mutual Release for Richard Antonelli, effective August 12, 2008.
10.53(27)	Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008.
10.54(27)**	Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008.
10.55(27)**	Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008. (Included within Exhibit 10.55)
10.56(27)**	Form of Performance Unit Agreement under the 2004 Equity Incentive Plan.
10.57(28)**	Performance Unit Agreement between Steven L. Spinner and the Registrant, effective November 5, 2008.
10.58(29)	Amendment to Lease between Principal Life Insurance Company, and the Registrant, dated April 23, 2008.
10.59(29)	Sixth Amendment to Amended and Restated Loan and Security Agreement as of February 25, 2009.
10.60(29)	Ninth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated February 25, 2009.
10.61(29)	Form Indemnification Agreement for Directors and Officers.
10.62* **	Named Executive Officer and Director Compensation Summary.
10.63(30)**	Amendment to the 2004 Equity Incentive Plan.

Exhibit No.	Description
10.64*	Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009.
12.1*	Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

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

(12)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(14)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2005.

(16)
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

(20)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 19, 2007.

(21)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 28, 2007.

(22)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2007.

(23)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2008.

(24)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 26, 2008.

(25)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 2, 2008.

(26)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 8, 2008.

(27)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008.

(28)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

(29)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009.

(30)
Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, Appendix B, filed on October 30, 2008.