Form 10-Q
period 2009-10-31
UNITED NATURAL FOODS INC
filed 2009-12-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-21531

UNITED NATURAL FOODS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0376157
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

313 Iron Horse Way, Providence, RI	02908
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (401) 528-8634

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

As of December 5, 2009 there were 43,079,008 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	October 31,	August 1,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$14,854	$10,269
Accounts receivable, net of allowance of $7,353 and $6,984, respectively	198,052	179,455
Notes receivable, trade, net of allowance of $366 and $380, respectively	1,872	1,799
Inventories	412,600	366,611
Prepaid expenses and other current assets	11,647	16,423
Deferred income taxes	18,074	18,074
Total current assets	657,099	592,631

Property & equipment, net	245,797	242,051

Other assets:
Goodwill	164,333	164,333
Intangible assets, net of accumulated amortization of $4,333 and $3,806, respectively	37,825	38,358
Notes receivable, trade, net of allowance of $1,499 and $1,512, respectively	2,377	2,176
Other assets	18,510	19,001
Total assets	$1,125,941	$1,058,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$185,000	$200,000
Accounts payable	205,756	155,211
Accrued expenses and other current liabilities	78,886	63,347
Current portion of long-term debt	5,023	5,020
Total current liabilities	474,665	423,578

Long-term debt, excluding current portion	52,601	53,858
Deferred income taxes	12,261	12,297
Other long-term liabilities	24,792	24,345
Total liabilities	564,319	514,078

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,303 issued and 43,074 outstanding shares at October 31, 2009; 43,237 issued and 43,008 outstanding shares at August 1, 2009	433	432
Additional paid-in capital	176,760	175,182
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(836)	(877)
Accumulated other comprehensive loss	(1,626)	(1,623)
Retained earnings	392,983	377,450
Total stockholders' equity	561,622	544,472
Total liabilities and stockholders' equity	$1,125,941	$1,058,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data amounts)

	Three months ended
	October 31,	November 1,
	2009	2008

Net sales	$884,768	$864,236
Cost of sales	720,167	696,648
Gross profit	164,601	167,588

Operating expenses	137,409	142,543
Total operating expenses	137,409	142,543

Operating income	27,192	25,045

Other expense (income):
Interest expense	1,381	3,410
Interest income	(69)	(252)
Other, net	(8)	(48)
Total other expense	1,304	3,110

Income before income taxes	25,888	21,935
Provision for income taxes	10,355	8,686
Net income	$15,533	$13,249

Basic per share data:
Net income	$0.36	$0.31

Weighted average of basic shares of common stock outstanding	42,982	42,764

Diluted per share data:
Net income	$0.36	$0.31

Weighted average of diluted shares of common stock outstanding	43,211	42,919

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended
	October 31,	November 1,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,533	$13,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,650	6,369
(Gain) loss on disposals of property and equipment	(13)	53
Provision for doubtful accounts	496	842
Share-based compensation	2,120	1,686
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(19,066)	(13,350)
Inventories	(45,989)	(73,646)
Prepaid expenses and other assets	5,144	3,536
Notes receivable, trade	(301)	228
Accounts payable	36,962	20,527
Accrued expenses and other current liabilities	15,947	9,307
Net cash provided by (used in) operating activities	17,483	(31,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,700)	(11,415)
Purchases of acquired businesses, net of cash acquired	-	(190)
Proceeds from disposals of property and equipment	21	-
Net cash used in investing activities	(9,679)	(11,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under note payable	(15,000)	11,148
Repayments of long-term debt	(1,254)	(818)
Increase in bank overdraft	13,583	16,989
Payments on life insurance policy loans	-	(3,072)
Proceeds from exercise of stock options	14	565
Payment of employee restricted stock tax withholdings	(558)	-
Tax effect of equity awards	3	133
Capitalized debt issuance costs	(7)	-
Net cash (used in) provided by financing activities	(3,219)	24,945
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,585	(17,859)
Cash and cash equivalents at beginning of period	10,269	25,333
Cash and cash equivalents at end of period	$14,854	$7,474

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,200	$3,271
Federal and state income taxes, net of refunds	$1,525	$1,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms, for inbound transportation costs, depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

The Company evaluated events occurring between the end of the fiscal quarter ended October 31, 2009 and December 10, 2009, the date the financial statements were issued.

2.           ACQUISITIONS

During the three months ended October 31, 2009, the Company did not make any acquisitions. During the three months ended November 1, 2008, the Company acquired substantially all of the assets and liabilities of one branded product company, which the Company classifies in the “other” category. See Note 6 “Business Segments” for a description of the Company’s one reportable segment and the “other” category. The total cash consideration paid for this product line was approximately $0.5 million. No goodwill was recorded in connection with the acquisition. The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

3.           EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended
(In thousands)	October 31, 2009	November 1, 2008

Basic weighted average shares outstanding	42,982	42,764

Net effect of dilutive stock awards based upon the treasury stock method	229	155

Diluted weighted average shares outstanding	43,211	42,919

There were 1,049,029 and 1,350,610 anti-dilutive share-based payment awards outstanding for the three months ended October 31, 2009 and November 1, 2008, respectively. These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

4.           FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of August 3, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"), for financial assets and liabilities and for non-financial assets and liabilities that we recognize or disclose at fair value on at least an annual basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

•
Level 3 Inputs - One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an "effective" hedge under FASB Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). LIBOR was 0.24% and 2.58% as of October 31, 2009 and November 1, 2008, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement is designated as a cash flow hedge at October 31, 2009 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities, and the related gains or losses on this contract are deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Commodity Swap Agreements

The Company has from time to time entered into commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. These swap agreements hedge a portion of the Company's expected fuel usage for the periods set forth in the agreements. The Company was not a party to any commodity swap agreements during the three months ended October 31, 2009 and November 1, 2008, respectively.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. There has been no change to the agreements we entered into during fiscal 2009 which require us to purchase a portion of our monthly diesel fuel usage at fixed prices through July 2010. During the three months ended November 1, 2008, we did not have any fixed price fuel supply agreements in effect. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at October 31, 2009
	Level 1	Level 2	Level 3
Description	(In thousands)
Liabilities
Interest Rate Swap	-	$2,757	-
Total	-	$2,757	-

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company does not enter into derivative agreements for trading purposes.

The fair value of the Company's other financial instruments including cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.

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

(In thousands)	October 31, 2009
	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	57,624	57,764

5.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended October 31, 2009 and November 1, 2008 amounted to approximately $15.5 million and $13.0 million, respectively. Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended October 31, 2009 and November 1, 2008, the change in fair value of this financial instrument was a pre-tax (and after-tax) loss of less than $0.1 million and a $0.5 million pre-tax loss ($0.3 million after-tax loss), respectively.

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

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
Three months ended October 31, 2009:
Net sales	$869,020	$40,068	$(24,320)		$884,768
Operating income (loss)	35,198	(8,130)	124		27,192
Interest expense				$1,381	1,381
Interest income				(69)	(69)
Other, net				(8)	(8)
Income before income taxes					25,888
Depreciation and amortization	5,571	1,079			6,650
Capital expenditures	7,119	2,581			9,700
Goodwill	146,970	17,363			164,333
Total assets	1,012,784	123,302	(10,145)		1,125,941

Three months ended November 1, 2008:
Net sales	$849,725	$36,019	$(21,508)		$864,236
Operating income (loss)	29,419	(3,386)	(988)		25,045
Interest expense				$3,410	3,410
Interest income				(252)	(252)
Other, net				(48)	(48)
Income before income taxes					21,935
Depreciation and amortization	6,023	346			6,369
Capital expenditures	10,009	1,406			11,415
Goodwill	149,976	16,489			166,465
Total assets	1,063,484	108,103	(10,038)		1,161,549

7.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active effective August 3, 2008, and adopted Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly effective August 1, 2009. These adoptions did not have a material effect on its consolidated financial statements. The Company fully adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany the Company’s consolidated financial statements. Refer to Note 4 for further discussion regarding the adoption of ASC 820.

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The statement is effective for fiscal years beginning after November 15, 2007. As of October 31, 2009, the Company has not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply ASC 805 to any acquisitions that are made after August 1, 2009.

In December 2007, the FASB issued ASC 810, Consolidation (“ASC 810”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, Determination of the Useful Life of Intangible Assets ("ASC 350-30"). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles – Goodwill and Other. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“ASC 260-10”). ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260-10 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform. The adoption of ASC 260-10 did not have a material effect on the Company’s consolidated financial statements in the periods presented.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”). ASC 825-10-65 requires disclosure about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to ASC 825-10-65, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. ASC 825 is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed under "Part II. Item 1A. Risk Factors," as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

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

We have been the primary distributor to Whole Foods Market, our largest customer, for more than 11 years. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Excluding sales to Wild Oats Markets' former Henry's and Sun Harvest store locations (which were sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007, and are now included in the conventional supermarket channel), Whole Foods Market accounted for approximately 33% and 32% of our net sales for the three months ended October 31, 2009 and November 1, 2008, respectively.

On November 2, 2007, we acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“DHI”), which we now refer to as UNFI Specialty Distribution Services (“UNFI Specialty”). Through UNFI Specialty's two distribution centers located in Massachusetts and Arkansas, as well as our broadline distribution centers where we have integrated specialty products, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items to customers throughout the United States.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $198.1 million and $179.5 million, net of the allowance for doubtful accounts of $7.4 million and $7.0 million, as of October 31, 2009 and August 1, 2009, respectively. Our notes receivable balances were $4.2 million and $4.0 million, net of the allowance for doubtful accounts of $1.9 million and $1.9 million, as of October 31, 2009 and August 1, 2009, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers’ compensation and automobile liabilities totaled $14.6 million and $14.7 million as of October 31, 2009 and August 1, 2009, respectively.

Valuation of goodwill and intangible assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved. For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts. Total goodwill as of October 31, 2009 and August 1, 2009 was $164.3 million.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. Total indefinite-lived intangible assets as of October 31, 2009 and August 1, 2009 were $27.4 million.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. Total finite-lived intangible assets as of October 31, 2009 and August 1, 2009 were $10.4 million and $10.9 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 1,	November 1,
	2009	2009

Net sales	100.0%	100.0%
Cost of sales	81.4%	80.6%
Gross profit	18.6%	19.4%

Operating expenses	15.5%	16.5%
Amortization of intangible assets	0.1%	0.0%
Total operating expenses	15.5%*	16.5%

Operating income	3.1%	2.9%

Other expense (income):
Interest expense	0.2%	0.4%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%
Total other expense	0.1%*	0.4%

Income before income taxes	2.9%*	2.5%

Provision for income taxes	1.2%	1.0%

Net income	1.8%*	1.5%

* Total reflects rounding

Three Months Ended October 31, 2009 Compared To Three Months Ended November 1, 2008

Net Sales

Our net sales increased approximately 2.4%, or $20.5 million, to $884.8 million for the three months ended October 31, 2009, from $864.2 million for the three months ended November 1, 2008. This increase was primarily due to sales growth in our wholesale segment of $19.3 million, reflecting the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value-added services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

Whole Foods Market accounted for approximately 33% and 32% of our net sales for the three months ended October 31, 2009 and November 1, 2008, respectively. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended October 31, 2009 and November 1, 2008:

Customer type	Percentage of Net Sales
	2009	2008
Independently owned natural products retailers	42%	43%
Supernatural chains	33%	32%
Conventional supermarkets	20%	20%
Other	5%	5%

Gross Profit

Our gross profit decreased approximately 1.8%, or $3.0 million, to $164.6 million for the three months ended October 31, 2009, from $167.6 million for the three months ended November 1, 2008. Our gross profit as a percentage of net sales was 18.6% and 19.4% for the three months ended October 31, 2009 and November 1, 2008, respectively. Gross profit as a percentage of net sales during the three months ended October 31, 2009 was negatively impacted by reduced fuel surcharge revenues and the change in mix of sales by channel.

Operating Expenses

Our total operating expenses decreased approximately 3.6%, or $5.1 million, to $137.4 million for the three months ended October 31, 2009, from $142.5 million for the three months ended November 1, 2008. The decrease in total operating expenses for the three months ended October 31, 2009 was primarily due to lower diesel fuel costs as well as operational improvements and expense control programs across all of our divisions. During the quarter ended November 1, 2008, we incurred $2.5 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and preparations for the relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania, which occurred in January 2009. Total operating expenses for the three months ended October 31, 2009 and November 1, 2008 includes share-based compensation expense of $2.1 million and $1.7 million, respectively.

As a percentage of net sales, total operating expenses decreased 1.0% to approximately 15.5% for the three months ended October 31, 2009, from approximately 16.5% for the three months ended November 1, 2008. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower diesel fuel expenses and expense control programs across all of our divisions.

Operating Income

Operating income increased approximately 8.8%, or $2.2 million, to $27.2 million for the three months ended October 31, 2009 from $25.0 million for the three months ended November 1, 2008. As a percentage of net sales, operating income was 3.1% for the three months ended October 31, 2009, compared to 2.9% for the three months ended November 1, 2008. The increase in operating income as a percentage of net sales is attributable to the decrease in total operating expenses as a percentage of net sales and the smaller operating loss within UNFI Specialty for the three months ended October 31, 2009, compared to the three months ended November 1, 2008, offset in part by the decrease in gross margin as a percentage of sales.

Other Expense (Income)

Other expense (income) decreased $1.8 million to $1.3 million for the three months ended October 31, 2009, from $3.1 million for the three months ended November 1, 2008. Interest expense of $1.4 million for the three months ended October 31, 2009 represented a decrease of 59.5% from the three months ended November 1, 2008 due primarily to lower average debt levels, as well as lower interest rates during the three months ended October 31, 2009.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 39.6% for the three months ended October 31, 2009 and November 1, 2008, respectively. The increase in the effective income tax rate is primarily due to current fiscal year increases in state tax rates due to changes in apportionment factors. Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. FASB ASC 718, Stock Compensation provides that the tax effect of the book share-based compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. Effective with our fiscal 2010 equity awards approved in September 2009, we are granting non-qualified stock options in place of incentive stock options.

Net Income

Net income increased $2.3 million to $15.5 million, or $0.36 per diluted share, for the three months ended October 31, 2009, compared to $13.2 million, or $0.31 per diluted share, for the three months ended November 1, 2008.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and growth.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty. On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide us with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012. The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. As of October 31, 2009, our borrowing base, based on accounts receivable and inventory levels, was $393.5 million, with remaining availability of $186.8 million.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%. In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility. As of October 31, 2009, approximately $55.7 million was outstanding under the term loan agreement.

We believe that our capital expenditure requirements for fiscal 2010 will be between $35 and $39 million. We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities. These projects will provide both expanded facilities and enhanced technology that we believe will provide us with the capacity to continue to support the growth of our customer base. We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2010 requirements, both in dollars and as a percentage of net sales. Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $17.5 million for the three months ended October 31, 2009, and was the result of net income of $15.5 million, the change in cash collected from customers net of cash paid to vendors and a $46.0 million investment in inventory. The increase in inventory levels primarily related to our sales growth, increases in anticipation of the holiday season, and realization of incentivized forward-buy opportunities. Net cash used in operations was $31.2 million for the three months ended November 1, 2008, and was the result of net income of $13.2 million, the change in cash collected from customers net of cash paid to vendors and a $73.6 million investment in inventory. Days in inventory was 49 days at October 31, 2009 and 56 days at November 1, 2008. Days sales outstanding remained consistent at approximately 20 days at October 31, 2009 and November 1, 2008. Working capital increased by $13.3 million, or 8%, to $182.4 million at October 31, 2009, compared to working capital of $169.1 million at August 1, 2009.

Net cash used in investing activities decreased $1.9 million to $9.7 million for the three months ended October 31, 2009, compared to $11.6 million for the three months ended November 1, 2008. This decrease was primarily due to lower capital expenditures during the three months ended October 31, 2009.

Net cash used in financing activities was $3.2 million for the three months ended October 31, 2009, compared to net cash provided by financing activities of $24.9 million for the three months ended November 1, 2008. This change in cash used in financing activities was primarily due to the repayments of borrowings under our credit facility during the three months ended October 31, 2009.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.24% as of October 31, 2009. The swap agreement qualifies as an “effective” hedge under ASC 815.

Contractual Obligations

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2009, except for an operating lease signed with respect to a new distribution center planned for Lancaster, Texas. Commitments related to the lease agreement amount to approximately $1.1 million in fiscal year 2011, $1.2 million in each of fiscal 2012, 2013, and 2014, and $7.5 million in the aggregate thereafter.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active effective August 3, 2008, and adopted ASC Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly effective August 1, 2009. These adoptions did not have a material effect on our consolidated financial statements. The Company fully adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The statement is effective for fiscal years beginning after November 15, 2007. As of October 31, 2009, we have not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. We will apply ASC 805 to any acquisitions that are made after August 1, 2009.

In December 2007, the FASB issued ASC 810, Consolidation (“ASC 810”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, Determination of the Useful Life of Intangible Assets ("ASC 350-30"). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles – Goodwill and Other. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“ASC 260-10”). ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260-10 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform. The adoption of ASC 260-10 did not have a material effect on our consolidated financial statements in the periods presented.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”). ASC 825-10-65 requires disclosure about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to ASC 825-10-65, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. ASC 825 is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 4 to the condensed consolidated financial statements, we use an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt. In addition, from time to time we use commodity swap agreements to hedge a portion of our expected diesel fuel usage, or fixed price purchase contracts. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2009.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)
Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business. In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 30, 2009, United Natural Foods, Inc. (the “Company”) entered into a Lease Agreement (the “Lease Agreement”) with ProLogis under which the Company will lease space for use as a distribution center in Lancaster, Texas. The Lease Agreement provides that the commencement date shall be March 1, 2010 and that the lease term shall run for 125 months from that date, unless sooner terminated according to its terms. The Company also has options to extend the term for two additional five year terms following the expiration of the initial term. The Company must provide Prologis with written notice of its intent to exercise each renewal option not less than six months prior to the expiration of the initial lease term or the first renewal term, as applicable. The Lease Agreement also provides the Company with a right of first refusal to purchase the building if ProLogis intends to sell the building during the initial term of the lease.

Under the Lease Agreement, the Company is required to pay no base rent for the first five months of the lease. For months six through ten, the monthly base rent is $73,733.75. After month ten, the monthly base rent is $98,300.00 for months eleven through sixty-five and $106,164.00 for months sixty-six through one hundred and twenty-five, each assuming the Company exercises its right to surrender "Premises 1", as defined in the Lease Agreement. In the event that the Company exercises its first five-year renewal option, the Company will be required to pay monthly base rent of $3.15 per rentable square foot. In the event that the Company exercises its second five-year renewal option, the Company will be required to pay monthly base rent of $3.60 per rentable square foot. In addition to base rent, the Company is obligated to pay certain building operating costs, taxes and other expenses allocable to the leased premises.

The Lease Agreement contains customary representations, warranties, covenants, indemnities and events of default. The Lease Agreement grants ProLogis the right to terminate the Lease Agreement upon the occurrence of an event of default.

The foregoing is a summary of the material provisions of the Lease Agreement and is qualified in its entirety by reference to the full text of the Lease Agreement, which is filed herewith as Exhibit 10.66.

Item 6. Exhibits

Exhibits

Exhibit No.	Description
10.65	Addendum to Offer Letter, Severance Agreement, and Performance Unit Agreement between Steven L. Spinner, President and CEO, and the Registrant, dated May 28, 2009.
10.66	Lease between ProLogis, and the Registrant, dated September 30, 2009.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

*                 *                 *

We would be pleased to furnish a copy of this Form 10-Q to any stockholder who requests it by writing to:

United Natural Foods, Inc.
Investor Relations
313 Iron Horse Way
Providence, RI  02908

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.

/s/ Mark E. Shamber
Mark E. Shamber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  December 10, 2009