Form 10-Q
period 2010-01-30
UNITED NATURAL FOODS INC
filed 2010-03-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2010

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

As of March 6, 2010 there were 43,190,409 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	January 30,	August 1,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$8,046	$10,269
Accounts receivable, net of allowance of $7,131 and $6,984, respectively	198,166	179,455
Notes receivable, trade, net of allowance of $126 and $380, respectively	3,066	1,799
Inventories	393,596	366,611
Prepaid expenses and other current assets	13,800	16,423
Deferred income taxes	18,074	18,074
Total current assets	634,748	592,631

Property & equipment, net	245,800	242,051

Other assets:
Goodwill	164,333	164,333
Intangible assets, net of accumulated amortization of $4,750 and $3,806, respectively	37,882	38,358
Notes receivable, trade, net of allowance of $1,497 and $1,512, respectively	741	2,176
Other assets	18,344	19,001
Total assets	$1,101,848	$1,058,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$185,775	$200,000
Accounts payable	172,323	155,211
Accrued expenses and other current liabilities	69,119	63,347
Current portion of long-term debt	5,026	5,020
Total current liabilities	432,243	423,578

Long-term debt, excluding current portion	51,344	53,858
Deferred income taxes	12,325	12,297
Other long-term liabilities	25,366	24,345
Total liabilities	521,278	514,078

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,421 issued and 43,192 outstanding shares at January 30, 2010; 43,237 issued and 43,008 outstanding shares at August 1, 2009	434	432
Additional paid-in capital	179,979	175,182
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(795)	(877)
Accumulated other comprehensive loss	(1,598)	(1,623)
Retained earnings	408,642	377,450
Total stockholders' equity	580,570	544,472
Total liabilities and stockholders' equity	$1,101,848	$1,058,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Net sales	$898,217	$847,635	$1,782,985	$1,711,871
Cost of sales	731,611	685,570	1,451,778	1,382,217
Gross profit	166,606	162,065	331,207	329,654

Operating expenses	139,001	136,212	276,411	278,755
Total operating expenses	139,001	136,212	276,411	278,755

Operating income	27,605	25,853	54,796	50,899

Other expense (income):
Interest expense	1,557	3,200	2,938	6,611
Interest income	(41)	(92)	(110)	(343)
Other, net	(10)	196	(19)	147
Total other expense	1,506	3,304	2,809	6,415

Income before income taxes	26,099	22,549	51,987	44,484
Provision for income taxes	10,439	8,929	20,795	17,616
Net income	$15,660	$13,620	$31,192	$26,868

Basic per share data:
Net income	$0.36	$0.32	$0.73	$0.63

Weighted average of basic shares of common stock outstanding	43,024	42,821	43,003	42,803

Diluted per share data:
Net income	$0.36	$0.32	$0.72	$0.63

Weighted average of diluted shares of common stock outstanding	43,315	42,910	43,266	42,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	January 30,	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,192	$26,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,356	13,288
(Gain) loss on disposals of property and equipment	(13)	68
Excess tax benefits from share-based payment arrangements	(301)	(133)
Provision for doubtful accounts	515	1,776
Share-based compensation	3,918	3,312
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(19,496)	(15,102)
Inventories	(26,985)	(9,666)
Prepaid expenses and other assets	2,748	(3,392)
Notes receivable, trade	438	113
Accounts payable	13,621	(9,078)
Accrued expenses and other current liabilities	7,147	8,503
Net cash provided by operating activities	26,140	16,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,822)	(17,012)
Purchases of acquired businesses, net of cash acquired	(194)	(4,301)
Proceeds from disposals of property and equipment	21	-
Net cash used in investing activities	(15,995)	(21,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under note payable	(14,225)	8,950
Repayments of long-term debt	(2,508)	(2,075)
Increase (decrease) in bank overdraft	3,491	(27)
Payments on life insurance policy loans	-	(3,072)
Proceeds from exercise of stock options	1,803	566
Payment of employee restricted stock tax withholdings	(1,223)	(416)
Excess tax benefits from share-based payment arrangements	301	133
Capitalized debt issuance costs	(7)	-
Net cash (used in) provided by financing activities	(12,368)	4,059
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,223)	(697)
Cash and cash equivalents at beginning of period	10,269	25,333
Cash and cash equivalents at end of period	$8,046	$24,636

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,437	$6,216
Federal and state income taxes, net of refunds	$15,554	$17,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 30, 2010 (Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

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

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs, depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including costs associated with the Company's Employee Stock Ownership Plan), share-based compensation, warehousing and delivery, selling, occupancy, insurance, administrative and amortization expense. Operating expenses also includes depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

(b)  Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $53.8 million and $53.6 million for the three months ended January 30, 2010 and January 31, 2009, respectively.  For the six months ended January 30, 2010 and January 31, 2009, these outbound shipping and handling costs totaled $107.5 million and $111.4 million respectively.

(c)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820.  ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and ASC 820-65-2 effective August 3, 2008, and adopted ASC 820-65-4 effective August 1, 2009. These adoptions did not have a material effect on the Company’s consolidated financial statements.  The Company fully adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany the Company’s consolidated financial statements.  Refer to Note 4 for further discussion regarding the adoption of ASC 820.

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of January 30, 2010, the Company has not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

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

2.	ACQUISITIONS

During the six months ended January 30, 2010, the Company did not make any acquisitions.  During the six months ended January 31, 2009, the Company acquired substantially all of the assets and liabilities of three branded product companies, which the Company classifies in the “other” category.  See Note 6 “Business Segments” for a description of the Company’s one reportable segment and the “other” category.  The total cash consideration paid for these companies was approximately $4.8 million.  Two of these branded product company acquisitions require ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales as defined in the individual purchase agreements.  Royalties totaling $194,000 were paid during the six months ended January 30, 2010.  No royalties were paid during the six months ended January 31, 2009.  The third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date.  These earn-outs are based on tiers of net sales for the trailing twelve months.  No payments were earned during the six months ended January 30, 2010 or January 31, 2009. Goodwill of $0.9 million has been recorded in connection with these acquisitions.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

3.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended

(In thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

Basic weighted average shares outstanding	43,024	42,821	43,003	42,803
Net effect of dilutive stock awards based upon the treasury stock method	291	89	263	128

Diluted weighted average shares outstanding	43,315	42,910	43,266	42,931

There were 761,958 and 1,636,358 anti-dilutive share-based payment awards outstanding for the three months ended January 30, 2010 and January 31, 2009, respectively.  For the six months ended January 30, 2010 and January 31, 2009, there were 799,740 and 1,435,320 anti-dilutive stock awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

4.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of August 2, 2009, the Company has fully adopted FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). LIBOR was 0.23% and 0.42% as of January 30, 2010 and January 31, 2009, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement is designated as a cash flow hedge at January 30, 2010 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities.  The related gains or losses on this contract are generally deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. There has been no change to the agreements the Company entered into during fiscal 2009 which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2010.  These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the six months ended January 31, 2009, the Company did not have any fixed price fuel supply agreements in effect.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

Fair Value at January 30, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Liabilities:
Interest Rate Swap	-	$ 2,664	-
Total	-	$ 2,664	-

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

(In thousands)	January 30, 2010
	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$ 56,370	$ 56,502

5.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended January 30, 2010 and January 31, 2009 amounted to approximately $15.7 million and $12.8 million, respectively.  Total comprehensive income for the six months ended January 30, 2010 and January 31, 2009 was approximately $31.2 million and $25.7 million, respectively. Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended January 30, 2010 and January 31, 2009, the change in fair value of this financial instrument was a less than $0.1 million pre-tax and after-tax gain and a $1.4 million pre-tax loss ($0.9 million after-tax loss), respectively.  The change in fair value of this derivative financial instrument was a less than $0.1 million pre-tax and after-tax gain and a $1.9 million pre-tax loss ($1.1 million after-tax loss) for the six months ended January 30, 2010 and January 31, 2009, respectively.

6.	BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other". "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the East coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company's headquarters located in Providence, Rhode Island, and formerly, in Dayville, Connecticut. As the Company continues to expand its business and service its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below.  Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated." The Company does not record its revenues for financial reporting purposes by product group, accordingly, the Company does not report revenues by product group.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 30, 2010:
Net sales	$885,170	$40,470	$(27,423)		$898,217
Operating income (loss)	34,193	(7,933)	935		27,605
Interest expense				$1,557	1,557
Interest income				(41)	(41)
Other, net				(10)	(10)
Income before income taxes					26,099
Depreciation and amortization	5,992	714			6,706
Capital expenditures	4,882	1,239			6,121
Goodwill	146,970	17,363			164,333
Total assets	994,856	114,906	(7,914)		1,101,848

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 31, 2009:
Net sales	$833,223	$32,459	$(18,047)		$847,635
Operating income (loss)	28,907	(5,000)	1,946		25,853
Interest expense				$3,200	3,200
Interest income				(92)	(92)
Other, net				196	196
Income before income taxes					22,549
Depreciation and amortization	6,178	741			6,919
Capital expenditures	5,011	586			5,597
Goodwill	149,982	16,489			166,471
Total assets	995,859	135,168	(7,099)		1,123,928

Six months ended January 30, 2010:
Net sales	$1,754,190	$80,539	$(51,744)		$1,782,985
Operating income (loss)	69,391	(15,654)	1,059		54,796
Interest expense				$2,938	2,938
Interest income				(110)	(110)
Other, net				(19)	(19)
Income before income taxes					51,987
Depreciation and amortization	11,973	1,383			13,356
Capital expenditures	12,002	3,820			15,822
Goodwill	146,970	17,363			164,333
Total assets	994,856	114,906	(7,914)		1,101,848

Six months ended January 31, 2009:
Net sales	$1,682,948	$68,478	$(39,555)		$1,711,871
Operating income (loss)	57,677	(7,737)	959		50,899
Interest expense				$6,611	6,611
Interest income				(343)	(343)
Other, net				147	147
Income before income taxes					44,484
Depreciation and amortization	12,201	1,087			13,288
Capital expenditures	15,020	1,992			17,012
Goodwill	149,982	16,489			166,471
Total assets	995,859	135,168	(7,099)		1,123,928

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed under "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

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

Overview

We are a leading national distributor of natural, organic and specialty foods and non-food products in the United States. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements, bulk and food service products and personal care items. We serve more than 17,000 customer locations primarily located across the United States, the majority of which can be classified into one of the following categories: independently owned natural products retailers; supernatural chains, which are comprised of large chains of natural foods supermarkets and currently consists solely of Whole Foods Market; and conventional supermarkets. Our other distribution channels include food service, international, mass market chains and buying clubs.

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

•
our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, natural and organic products, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service, broader product selection than many of our competitors, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, expand the number of products we sell to existing customers, enhance and diversify our product selections and increase our market share.  The launch of our new strategic plan includes increasing market share, which we anticipate will come primarily from the conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate.

We experienced a slow down in our year over year sales growth beginning in October 2008 during the macro-economic recession, as consumers’ desire to purchase typically higher-cost natural and organic products weakened while we continued to experience elevated levels of inflation in our product costs.  Our specialty business was affected most by these factors.  We continue to believe that the majority of our consumers purchase natural and organic products because of their commitment to a healthy lifestyle and environmental sustainability, and that those purchasers will continue to seek out products that, although higher priced, are reflective of this commitment.   Further, despite experiencing slower sales growth, we were able to manage our operating expenses in order to generate higher levels of operating income.  Recently, we have experienced improvements in our sales growth.  While inflation has returned to more historical levels, we have not yet returned to historical levels of sales growth and we believe this moderate trend of sales growth will continue over the short-term as the macro-economy stabilizes.  While we expect the overall trend of growth within the natural and organic products industry to continue over the long-term, the pace of further expansion is uncertain.

We have been the primary distributor to Whole Foods Market, our largest customer, for more than 11 years. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Sales to Whole Foods Market accounted for approximately 36% and 34% of our net sales for the three months ended January 30, 2010 and January 31, 2009, respectively, and approximately 35% and 33% of our net sales for the six months ended January 30, 2010 and January 31, 2009, respectively.

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

We believe that the acquisition of DHI accomplished several of our strategic objectives, including accelerating our expansion into a number of historically high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that DHI's customer base enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling.

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

Our continued growth has created the need for expansion of existing facilities to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in southern California, Arizona, southern Nevada, southern Utah, and Hawaii. Our 675,000 square foot leased distribution center in York, Pennsylvania commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. Finally, in September 2009 we announced plans to open a distribution center in Texas, with operations scheduled to commence in the first quarter of fiscal year 2011.

        Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment and consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including costs associated with our Employee Stock Ownership Plan), share-based compensation, warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $198.2 million and $179.5 million, net of the allowance for doubtful accounts of $7.1 million and $7.0 million, as of January 30, 2010 and August 1, 2009, respectively. Our notes receivable balances were $3.8 million and $4.0 million, net of the allowance for doubtful accounts of $1.6 million and $1.9 million, as of January 30, 2010 and August 1, 2009, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $13.7 million and $14.7 million as of January 30, 2010 and August 1, 2009, respectively.

Valuation of goodwill and intangible assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, requires that companies test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on future expected cash flows, we test for goodwill impairment at the reporting unit level. Our reporting units are at or one level below the operating segment level. Approximately 90% of our goodwill is within our most significant reporting unit. We have elected to perform our annual tests for indications of goodwill impairment during the fourth fiscal quarter of each year.  The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.  The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved.  Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis.  For reporting units that indicate potential impairment, we determine the implied fair value of that reporting unit using a discounted cash flow analysis and compare such values to the respective reporting units’ carrying amounts.

As of our most recent annual impairment test, the fair value of each of our reporting units was in excess of its carrying value.  For the reporting unit containing the majority of our goodwill, the fair value was more than 50% in excess of its carrying value and the fair values of the remaining reporting units were more than 10% in excess of their carrying values. We do not believe any of our reporting units are at risk of failing the first step of the impairment analysis.  Total goodwill as of January 30, 2010 and August 1, 2009 was $164.3 million.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired.  Impairment is measured as the difference between the fair value of the asset and its carrying value.  As of our most recent annual impairment test, the fair value of each of our indefinite lived intangible assets was in excess of its carrying value. Our most significant indefinite-lived intangible asset represents approximately 60% of our total indefinite-lived intangible assets and its fair value was approximately 40% in excess of its carrying value.  Total indefinite-lived intangible assets as of January 30, 2010 and August 1, 2009 were $27.9 and $27.4 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances indicating that the carrying value of our finite-lived intangibles are not recoverable. Total finite-lived intangible assets as of January 30, 2010 and August 1, 2009 were $10.0 million and $10.9 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5%	80.9%	81.4%	80.7%
Gross profit	18.5%	19.1%	18.6%	19.3%

Operating expenses	15.4%	16.0%	15.4%	16.2%
Amortization of intangible assets	0.0%	0.1%	0.1%	0.1%
Total operating expenses	15.5%*	16.1%	15.5%	16.3%

Operating income	3.1%*	3.1%*	3.1%	3.0%

Other expense (income):
Interest expense	0.2%	0.4%	0.2%	0.4%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.2%	0.4%	0.2%	0.4%

Income before income taxes	2.9%	2.7%	2.9%	2.6%

Provision for income taxes	1.2%	1.1%	1.2%	1.0%

Net income	1.7%	1.6%	1.7%	1.6%

* Total reflects rounding

Three Months Ended January 30, 2010 Compared To Three Months Ended January 31, 2009

Net Sales

Our net sales increased approximately 6.0%, or $50.6 million, to $898.2 million for the three months ended January 30, 2010, from $847.6 million for the three months ended January 31, 2009.  This increase was primarily due to sales growth in our supernatural channel, as well as sales to new customers that we acquired in the first six months of the fiscal 2010 year that began shipping late in the quarter.  Our improvement in net sales also reflected year over year improvement in sales of our specialty products, which had been negatively affected by the difficult economic environment present throughout our 2009 fiscal year, and growth in sales to our independent customers when compared to the second quarter of fiscal year 2009.

Whole Foods Market accounted for approximately 36% and 34% of our net sales for the three months ended January 30, 2010 and January 31, 2009, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended January 30, 2010 and January 31, 2009:

Customer type	Percentage of Net Sales
	2010	2009
Independently owned natural products retailers	40%	41%
Supernatural chains	36%	34%
Conventional supermarkets	20%	20%
Other	4%	5%

During the quarter ended January 30, 2010, we continued to see steady improvement in our net sales and a reduction in the volatility in net sales that we experienced throughout our 2009 fiscal year.  As we continue to aggressively pursue new customers and as economic conditions begin to stabilize, we expect net sales for the second half of fiscal 2010 to improve over the fiscal 2009 comparable periods in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers.  We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels.  Although sales to these customers typically generate lower gross margins than sales to our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products.  We believe that our further integration of the specialty business in our other markets will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 2.8%, or $4.5 million, to $166.6 million for the three months ended January 30, 2010, from $162.1 million for the three months ended January 31, 2009. Our gross profit as a percentage of net sales was 18.5% and 19.1% for the three months ended January 30, 2010 and January 31, 2009, respectively. Gross profit as a percentage of net sales during the three months ended January 30, 2010 was negatively impacted by a $1.0 million reduction in fuel surcharge revenues and the change in mix of sales by channel as sales to the supernatural channel generate lower gross margin than our other customer types.

Operating Expenses

Our total operating expenses increased approximately 2.0%, or $2.8 million, to $139.0 million for the three months ended January 30, 2010, from $136.2 million for the three months ended January 31, 2009. The increase in total operating expenses for the three months ended January 30, 2010 was primarily due to costs related to hiring and training new associates and other costs totaling $0.3 million necessary to service new customer relationships and the higher sales levels expected based on our recent business wins.  We also incurred severance costs of $0.4 million in the quarter ended January 30, 2010 related to the retirement of a senior officer.  We expect operating expenses in the second half of fiscal 2010 to continue to be negatively impacted by start up costs associated with new customers, sales to whom typically lag behind these start up costs by three to six months.  During the quarter ended January 31, 2009, we incurred $2.6 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania. Total operating expenses for the three months ended January 30, 2010 and January 31, 2009 includes share-based compensation expense of $1.8 million and $1.6 million, respectively.

As a percentage of net sales, total operating expenses decreased 0.6% to approximately 15.5% for the three months ended January 30, 2010, from approximately 16.1% for the three months ended January 31, 2009. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower diesel fuel expenses of approximately 6 basis points as a percent of net sales and expense control programs across all of our divisions.  We were able to reduce our fuel costs despite rising prices by updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.  Our expansion into Lancaster, Texas in 2011 should further reduce our fuel costs as a percentage of net sales as we will be able to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who are currently primarily served from our facility in Denver, Colorado.  We also expect that we will be able to continue to reduce our operating expenses as we begin the roll out of our supply chain initiatives including a national warehouse management and procurement system beginning in the fourth quarter of fiscal 2010.

Operating Income

Operating income increased approximately 6.8%, or $1.7 million, to $27.6 million for the three months ended January 30, 2010 from $25.9 million for the three months ended January 31, 2009.  As a percentage of net sales, operating income was 3.1% for the three months ended January 30, 2010 and January 31, 2009.  The increase in operating income is attributable to the decrease in total operating expenses as a percentage of net sales for the three months ended January 30, 2010, compared to the three months ended January 31, 2009, offset by the decrease in gross margin as a percentage of sales for the same period reflecting in both instances higher sales to our supernatural channel, which require lower average costs to serve than our other customers.

Other Expense (Income)

Other expense (income) decreased $1.8 million to $1.5 million for the three months ended January 30, 2010, from $3.3 million for the three months ended January 31, 2009. Interest expense of $1.6 million for the three months ended January 30, 2010 represented a decrease of 51.3% from the three months ended January 31, 2009 due primarily to lower average debt levels, as well as lower interest rates during the three months ended January 30, 2010.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 39.6% for the three months ended January 30, 2010 and January 31, 2009, respectively.  The increase in the effective income tax rate is primarily due to increases in state tax rates and changes in apportionment factors.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  FASB ASC 718, Stock Compensation provides that the tax effect of the book share-based compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.  This impact is expected to decrease over the next two to four years as beginning with our fiscal 2010 equity awards approved in September 2009, we are granting non-qualified stock options in place of incentive stock options.

Net Income

Reflecting the factors described in more detail above, net income increased $2.0 million, or 15.0%, to $15.7 million, or $0.36 per diluted share, for the three months ended January 30, 2010, compared to $13.6 million, or $0.32 per diluted share, for the three months ended January 31, 2009.

Six Months Ended January 30, 2010 Compared To Six Months Ended January 31, 2009

Net Sales

Our net sales increased approximately 4.2%, or $71.1 million, to $1,783.0 million for the six months ended January 30, 2010, from $1,711.9 million for the six months ended January 31, 2009.   This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended January 31, 2010, including growth in our wholesale segment of $71.2 million.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products.

Whole Foods Market accounted for approximately 35% and 33% of our net sales for the six months ended January 30, 2010 and January 31, 2009, respectively.

The following table lists the percentage of sales by customer type for the six months ended January 30, 2010 and January 31, 2009:

Customer type	Percentage of Net Sales
	2010	2009
Independently owned natural products retailers	40%	42%
Supernatural chains	35%	33%
Conventional supermarkets	20%	20%
Other	5%	5%

Compared to sales for the six months ended January 31, 2009, sales in the supernatural channel grew by 10.6% in the six months ended January 30, 2010 due primarily to increased sales to Whole Foods Market stores under our existing agreement.

Gross Profit

Our gross profit increased approximately $1.6 million, or 0.5%, to $331.2 million for the six months ended January 30, 2010, from $329.7 million for the six months ended January 31, 2009. Our gross profit as a percentage of net sales was 18.6% and 19.3% for the six months ended January 30, 2010 and January 31, 2009, respectively. Gross profit as a percentage of net sales during the six months ended January 30, 2010 was negatively impacted by a decrease in fuel surcharge revenues of $4.5 million and a change in mix of sales by channel as sales to our supernatural channel generate lower gross margins than sales to our other customer types.

Gross profit as a percentage of net sales during the six months ended January 31, 2009 was positively impacted by a $4.1 million increase in fuel surcharge revenues and increased focus on efficiencies such as forward buying by our purchasing teams when compared to the six months ended January 26, 2008.  UNFI Specialty’s full service supermarket model generates a higher gross margin than our core distribution business; however, we also incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.

Operating Expenses

Our total operating expenses decreased approximately $2.4 million, or 0.8%, to $276.4 million for the six months ended January 30, 2010, from $278.8 million for the six months ended January 31, 2009. The decrease in total operating expenses for the six months ended January 30, 2010 was primarily due to a $3.9 million decrease in the cost of diesel fuel as a result of lower market prices and our forward-purchase agreements, as well as expense control programs initiated across all divisions.   During the six months ended January 31, 2009, we incurred $5.1 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania. Total operating expenses for the six months ended January 30, 2010 and January 31, 2009 includes share-based compensation expense of $3.9 million and $3.3 million, respectively.

As a percentage of net sales, total operating expenses decreased to approximately 15.5% for the six months ended January 30, 2010, from approximately 16.3% for the six months ended January 31, 2009. The decrease in total operating expenses as a percentage of net sales for the six months ended January 30, 2010 was primarily attributable to lower diesel fuel costs which accounted for a 25 basis point decrease (as a percentage of net sales) and expense control programs, compared to the increased fuel expenses and labor and other duplicate expenses related to the opening of our Moreno Valley, California and York, Pennsylvania distribution facilities incurred during the six months ended January 31, 2009.

Operating Income

Operating income increased approximately 7.7%, or $3.9 million, to $54.8 million for the six months ended January 30, 2010 from $50.9 million for the six months ended January 31, 2009.  As a percentage of net sales, operating income was 3.1% for the six months ended January 30, 2010, compared to 3.0% for the six months ended January 31, 2009.  The increase in operating income as a percentage of net sales for the six months ended January 30, 2010 compared to the six months ended January 31, 2009 is attributable to the decrease in operating expenses, partially offset by lower gross margin as a percentage of net sales reflecting increased sales to our supernatural channel customer.

Other Expense (Income)

Other expense (income) decreased $3.6 million to $2.8 million for the six months ended January 30, 2010, from $6.4 million for the six months ended January 31, 2009. Interest expense of $2.9 million for the six months ended January 30, 2010 represented a decrease of 55.6% from interest expense of $6.6 million for the six months ended January 31, 2009.  This decrease was due primarily to lower debt levels as well as lower interest rates during the six months ended January 30, 2010.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 39.6% for the six months ended January 30, 2010 and January 31, 2009, respectively.  The increase in the effective income tax rate is primarily due to increases in state tax rates and changes in apportionment factors.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  FASB ASC 718, Stock Compensation provides that the tax effect of the book share-based compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.  This impact is expected to decrease over the next two to four years as beginning with our fiscal 2010 equity awards approved in September 2009, we are granting non-qualified stock options in place of incentive stock options.

Net Income

Reflecting the factors described in more detail above, net income increased $4.3 million to $31.2 million, or $0.72 per diluted share, for the six months ended January 30, 2010, compared to $26.9 million, or $0.63 per diluted share, for the six months ended January 31, 2009.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness.  In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions.  We feel that our cash on hand and available credit through our current credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months.  We expect to generate an average of at least $50 million in cash flow from operations per year for the 2010, 2011, and 2012 fiscal years.  We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs.  We intend to manage capital expenditures to no more than approximately 1% of net sales for the 2010, 2011, and 2012 fiscal years.  We plan to assess our existing credit facility and our financing needs once the current credit facility draws closer to its maturity date.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million.  We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty.  On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide us with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.   The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels.  As of January 30, 2010, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $383.2 million.  After $21.6 million in letter of credit commitments and reserves which reduce our available borrowing capacity under our credit facility on a dollar for dollar basis, we had remaining availability of $175.8 million as of January 30, 2010.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility.  As of January 30, 2010, approximately $54.6 million was outstanding under the term loan agreement.

Our capital expenditures for the first six months of fiscal 2010 were $15.8 million, or 0.9% of net sales.  We believe that our capital expenditure requirements for the remainder of fiscal 2010 will be between $19 and $23 million, which represents approximately 1% of projected net sales for the second half of fiscal 2010.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will both expand facilities such as our new facility planned for Lancaster, TX and enhance technology which we believe will provide us with the capacity to continue to support the growth of our customer base.  We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2010 requirements, both in dollars and as a percentage of net sales.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $26.1 million for the six months ended January 30, 2010, and was the result of net income of $31.2 million, the change in cash collected from customers net of cash paid to vendors and a $27.0 million investment in inventory. The increase in inventory levels primarily related to our sales growth and increases of kosher and other products in anticipation of the holiday season.  Net cash provided by operations was $16.6 million for the six months ended January 31, 2009, and was the result of net income of $26.9 million, the change in cash collected from customers net of cash paid to vendors and a $9.7 million investment in inventory. The increase in inventory levels primarily related to continued elevated inventory levels related to the opening of our Moreno Valley, California and our York, Pennsylvania facilities in September 2008 and January 2009, respectively.  Inventory days on hand was at 50 days at January 30, 2010 and 58 days at January 31, 2009.  Days sales outstanding increased marginally to approximately 21 days at January 30, 2010, from approximately 20 days at January 31, 2009.  Working capital increased by $33.4 million, or 19.8%, to $202.5 million at January 30, 2010, compared to working capital of $169.1 million at August 1, 2009.

Net cash used in investing activities decreased $5.5 million to $16.0 million for the six months ended January 30, 2010, compared to $21.3 million for the six months ended January 31, 2009.  This decrease was primarily due to lower capital expenditures and lack of acquisitions, partially offset by contingent consideration payments during the six months ended January 30, 2010.

Net cash used in financing activities was $12.4 million for the six months ended January 30, 2010, compared to net cash provided by financing activities of $4.1 million for the six months ended January 31, 2009.  This change in cash used in financing activities was primarily due to the repayments of borrowings under our credit facility during the six months ended January 30, 2010.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 0.23% as of January 30, 2010.  The swap agreement qualifies as an “effective” hedge under ASC 815.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2009, except for an operating lease signed with respect to a new distribution center located in Lancaster, Texas, with future minimum lease payments totaling $12.1 million as disclosed in our Form 10-Q filed on December 10, 2009.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and 820-65-2 effective August 3, 2008, and adopted ASC 820-65-4 effective August 1, 2009. These adoptions did not have a material effect on our consolidated financial statements.  The Company fully adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of January 30, 2010, we have not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

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

(b)
Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares repurchased by the Company:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2009 – December 5, 2009	111	$24.11	---	---
December 6, 2009 – January 2, 2010	10,497	$27.50	---	---
January 3, 2010 – January 30, 2010	438	$26.74	---	---
Total	11,046 (1)	$27.43	---	---

(1) All shares repurchased during the three months ended January 30, 2010 related to shares withheld and retired to satisfy the tax withholding obligations upon vesting of previously awarded restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders (Removed and Reserved)

None.

Item 5. Other Information

At the Annual Meeting of Stockholders of the Company held on January 13, 2010, the stockholders of the Company considered and voted on two proposals:

1. Election of Directors. The stockholders elected Joseph M. Cianciolo and Peter Roy, to serve as Class I directors until the Company’s 2013 Annual Meeting of Stockholders. The terms of office as directors of Gordon B. Barker, Michael S. Funk, Gail A. Graham, James P. Heffernan, Thomas B. Simone and Steven L. Spinner continued after the Annual Meeting. The stockholders voted in the following manner:

Name	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

Joseph M. Cianciolo	31,628,929	3,622,999	285,138
Peter Roy	33,839,153	1,648,595	49,318

2. Independent Auditor. The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending July 31, 2010. The stockholders voted in the following manner: (i) 37,955,401 votes were cast “FOR” the proposal; (ii) 794,711 votes were cast “AGAINST” the proposal; and (iii) 166,569 votes were cast to “ABSTAIN” from the proposal.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
2.1(1)*
Merger Agreement, dated October 5, 2007, by and among the Company, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)

10.67	Employment Separation Agreement and Release by and between Michael D. Beaudry and United Natural Foods, Inc., dated March 4, 2010.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

*
The Registrant is amending the item number under which this exhibit has been filed from Item 10 (which the agreement was mistakenly originally filed under) to Item 2.  Otherwise, there is no change with respect to this agreement.

(1)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2007.

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

Dated:  March 11, 2010