Form 10-Q
period 2010-05-01
UNITED NATURAL FOODS INC
filed 2010-06-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of June 7, 2010 there were 43,317,513 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share amounts)

	May 1,	August 1,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$9,683	$10,269
Accounts receivable, net of allowance of $6,968 and $6,984, respectively	210,957	179,455
Notes receivable, trade, net of allowance of $124 and $380, respectively	3,064	1,799
Inventories	438,752	366,611
Prepaid expenses and other current assets	12,102	16,423
Deferred income taxes	18,074	18,074
Total current assets	692,632	592,631

Property & equipment, net	254,603	242,051

Other assets:
Goodwill	163,346	164,333
Intangible assets, net of accumulated amortization of $5,170 and $3,806, respectively	37,484	38,358
Notes receivable, trade, net of allowance of $1,262 and $1,512, respectively	1,154	2,176
Other assets	18,311	19,001
Total assets	$1,167,530	$1,058,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$187,000	$200,000
Accounts payable	198,623	155,211
Accrued expenses and other current liabilities	85,094	63,347
Current portion of long-term debt	5,029	5,020
Total current liabilities	475,746	423,578

Long-term debt, excluding current portion	49,692	53,858
Deferred income taxes	13,075	12,297
Other long-term liabilities	24,191	24,345
Total liabilities	562,704	514,078

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares; 43,496 issued and 43,268 outstanding shares at May 1, 2010; 43,237 issued and 43,008 outstanding shares at August 1, 2009	435	432
Additional paid-in capital	184,574	175,182
Treasury stock	(6,092)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(754)	(877)
Accumulated other comprehensive loss	(1,468)	(1,623)
Retained earnings	428,131	377,450
Total stockholders' equity	604,826	544,472
Total liabilities and stockholders' equity	$1,167,530	$1,058,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009

Net sales	$985,694	$889,538	$2,768,679	$2,601,409
Cost of sales	803,287	720,787	2,255,065	2,103,004
Gross profit	182,407	168,751	513,614	498,405

Operating expenses	148,565	138,327	424,976	417,082
Total operating expenses	148,565	138,327	424,976	417,082

Operating income	33,842	30,424	88,638	81,323

Other expense (income):
Interest expense	1,491	1,723	4,429	8,333
Interest income	(89)	11	(199)	(331)
Other, net	(40)	134	(60)	281
Total other expense	1,362	1,868	4,170	8,283

Income before income taxes	32,480	28,556	84,468	73,040
Provision for income taxes	12,992	11,777	33,787	29,393
Net income	$19,488	$16,779	$50,681	$43,647

Basic per share data:
Net income	$0.45	$0.39	$1.18	$1.02

Weighted average of basic shares of common stock outstanding	43,245	42,871	43,085	42,827

Diluted per share data:
Net income	$0.45	$0.39	$1.17	$1.02

Weighted average of diluted shares of common stock outstanding	43,536	42,943	43,328	42,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	May 1,	May 2,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,681	$43,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,219	20,329
(Gain) loss on disposals of property and equipment	(3)	290
Excess tax benefits from share-based payment arrangements	(399)	(133)
Provision for doubtful accounts	781	3,526
Share-based compensation	6,517	4,607
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(32,564)	(20,760)
Inventories	(72,141)	(21,314)
Prepaid expenses and other assets	4,373	(1,002)
Notes receivable, trade	38	369
Accounts payable	31,715	(1,195)
Accrued expenses and other liabilities	23,913	12,327
Net cash provided by operating activities	33,130	40,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,912)	(25,421)
Purchases of acquired businesses, net of cash acquired	(235)	(4,468)
Proceeds from disposals of property and equipment	20	-
Net cash used in investing activities	(31,127)	(29,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under note payable	(13,000)	(39,477)
Repayments of long-term debt	(4,157)	(3,726)
Increase in bank overdraft	11,697	17,152
Payments on life insurance policy loans	-	(3,072)
Proceeds from exercise of stock options	3,751	613
Payment of employee restricted stock tax withholdings	(1,272)	(425)
Excess tax benefits from share-based payment arrangements	399	133
Capitalized debt issuance costs	(7)	(647)
Net cash used in financing activities	(2,589)	(29,449)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(586)	(18,647)
Cash and cash equivalents at beginning of period	10,269	25,333
Cash and cash equivalents at end of period	$9,683	$6,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,559	$7,713
Federal and state income taxes, net of refunds	$23,025	$29,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2010 (Unaudited)

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

(b)  Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $56.1 million and $52.5 million for the three months ended May 1, 2010 and May 2, 2009, respectively.  For the nine months ended May 1, 2010 and May 2, 2009, outbound shipping and handling costs totaled $163.6 million and $163.9 million, respectively.

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

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of May 1, 2010, the Company has not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”).  ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply ASC 805 to any acquisitions that are made after August 1, 2009, including the proposed acquisition of certain assets of SunOpta Inc. (“SunOpta”) as described in more detail in Note 7.

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

During the nine months ended May 1, 2010, the Company did not make any acquisitions.  During the nine months ended May 2, 2009, the Company acquired substantially all of the assets and liabilities of three branded product companies, which the Company classifies in the “other” category.  See Note 6 “Business Segments” for a description of the Company’s one reportable segment and the “other” category.  The total cash consideration paid for these companies was approximately $4.8 million.  Two of these branded product company acquisitions require ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales as defined in the individual purchase agreements.  Royalties totaling $235,000 were paid during the nine months ended May 1, 2010.  No royalties were paid during the nine months ended May 2, 2009.  The third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date.  These earn-outs are based on tiers of net sales for the trailing twelve months.  No amounts were earned or paid during the nine months ended May 1, 2010 or May 2, 2009.  Goodwill of $0.9 million has been recorded in connection with these acquisitions.  The cash paid was financed by borrowings under the Company’s existing revolving credit facility.

3.	EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended

(In thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009

Basic weighted average shares outstanding	43,245	42,871	43,085	42,827
Net effect of dilutive stock awards based upon the treasury stock method	291	72	243	112

Diluted weighted average shares outstanding	43,536	42,943	43,328	42,939

There were 427,325 and 1,664,294 anti-dilutive share-based payment awards outstanding for the three months ended May 1, 2010 and May 2, 2009, respectively.  For the nine months ended May 1, 2010 and May 2, 2009, there were 697,119 and 1,461,756 anti-dilutive share-based payment awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

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

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). LIBOR was 0.28% and 0.41% as of May 1, 2010 and May 2, 2009, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement is designated as a cash flow hedge at May 1, 2010 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities.  The related gains or losses on this contract are generally deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the fourth quarter fiscal 2009, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2010.  These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the nine months ended May 2, 2009, the Company did not have any fixed price fuel supply agreements in effect.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

Fair Value at May 1, 2010
	Level 1	Level 2	Level 3
Description	(In thousands)
Liabilities:
Interest Rate Swap	-	$ 2,447	-
Total	-	$ 2,447	-

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

(In thousands)	May 1, 2010
	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$ 54,722	$ 54,847

5.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended May 1, 2010 and May 2, 2009 amounted to approximately $19.6 million and $16.8 million, respectively.  Total comprehensive income for the nine months ended May 1, 2010 and May 2, 2009 was approximately $50.8 million and $42.5 million, respectively.  Comprehensive income is comprised of net income plus the change in the fair value of the interest rate swap agreement. For the three months ended May 1, 2010 and May 2, 2009, the change in fair value of this financial instrument was a $0.2 million pre-tax gain ($0.1 million after-tax gain) and a less than $0.1 million pre-tax and after-tax gain, respectively.  The change in fair value of this derivative financial instrument was a $0.3 million pre-tax gain ($0.2 million after-tax gain) and a $1.9 million pre-tax loss ($1.1 million after-tax loss) for the nine months ended May 1, 2010 and May 2, 2009, respectively.

6.	BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment.  These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments. Therefore, these operating divisions are aggregated under the caption of "Other". "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the East coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company's headquarters located in Providence, Rhode Island, and formerly, in Dayville, Connecticut. As the Company continues to expand its business and serve its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below.  Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated." The Company does not record its revenues for financial reporting purposes by product group, accordingly, the Company does not report revenues by product group.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended May 1, 2010:
Net sales	$970,025	$48,122	$(32,453)		$985,694
Operating income (loss)	45,777	(11,374)	(561)		33,842
Interest expense				$1,491	1,491
Interest income				(89)	(89)
Other, net				(40)	(40)
Income before income taxes					32,480
Depreciation and amortization	6,163	699			6,862
Capital expenditures	14,813	276			15,089
Goodwill	145,983	17,363			163,346
Total assets	1,034,810	141,399	(8,679)		1,167,530

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended May 2, 2009:
Net sales	$872,432	$39,411	$(22,305)		$889,538
Operating income (loss)	38,245	(7,965)	144		30,424
Interest expense				$1,723	1,723
Interest income				11	11
Other, net				134	134
Income before income taxes					28,556
Depreciation and amortization	5,459	1,581			7,040
Capital expenditures	7,028	1,381			8,409
Goodwill	149,982	16,489			166,471
Total assets	1,013,731	115,302	(8,151)		1,120,882

Nine months ended May 1, 2010:
Net sales	$2,724,214	$128,661	(84,196)		$2,768,679
Operating income (loss)	115,118	(26,977)	497		88,638
Interest expense				$4,429	4,429
Interest income				(199)	(199)
Other, net				(60)	(60)
Income before income taxes					84,468
Depreciation and amortization	18,188	2,031			20,219
Capital expenditures	27,692	3,220			30,912
Goodwill	145,983	17,363			163,346
Total assets	1,034,810	141,399	(8,679)		1,167,530

Nine months ended May 2, 2009:
Net sales	$2,555,381	$107,889	(61,861)		$2,601,409
Operating income (loss)	95,922	(15,701)	1,102		81,323
Interest expense				$8,333	8,333
Interest income				(331)	(331)
Other, net				281	281
Income before income taxes					73,040
Depreciation and amortization	17,661	2,668			20,329
Capital expenditures	22,048	3,373			25,421
Goodwill	149,982	16,489			166,471
Total assets	1,013,731	115,302	(8,151)		1,120,882

7.	SUBSEQUENT EVENTS

The Company entered into an asset purchase agreement on May 10, 2010 (the “Agreement”) with SunOpta, Inc.  Pursuant to the terms of the Agreement, the Company has agreed to purchase substantially all of the assets of the Canadian food distribution business of SunOpta’s Distribution Group, but excluding SunOpta’s Natural Health Products Business (as defined in the Agreement) (collectively, the “Business”), for a purchase price of approximately CDN $68 million in cash, subject to certain post-closing adjustments described in the Agreement, and the Company’s agreement to assume certain liabilities associated with the Business (the “SunOpta Transaction”). The closing of the SunOpta Transaction under the Agreement is subject to satisfaction of customary closing conditions, and is expected to occur during June 2010.  On June 4, 2010, the parties amended the Agreement to change the date prior to which the transaction must occur to June 19, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other "forward-looking" information. The important factors listed under "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K, and “Part II Item 1A Risk Factors” below as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial position.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service, broader product selection than many of our competitors, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, expand the number of products we sell to existing customers, enhance and diversify our product selections and increase our market share.  The launch of our new strategic plan includes increasing market share, which we anticipate will come primarily from the conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which will first be implemented in our Lancaster, Texas facility that we expect will commence operations in the first quarter of fiscal 2011.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate.

We experienced a slow down in our year over year sales growth beginning in October 2008 during the macro-economic recession, as consumers’ desire to purchase typically higher-cost natural and organic products weakened while we continued to experience elevated levels of inflation in our product costs.  Our specialty business was affected most by these factors.  We continue to believe that the majority of our consumers purchase natural and organic products because of their commitment to a healthy lifestyle and environmental sustainability, and that those purchasers will continue to seek out products that, although higher priced, are reflective of this commitment.   Further, despite experiencing slower sales growth during that time, we were able to manage our operating expenses in order to generate higher levels of operating income.  Recently, we have experienced a reduction in the volatility of our sales from week to week, and a steady improvement in our sales growth.  While inflation has been reduced to lower than average historical levels, we have begun to return to historical levels of sales growth and we believe this trend of sales growth and moderated inflation will continue over the short-term as the macro-economy stabilizes.  While we expect the overall trend of growth within the natural and organic products industry to continue over the long-term, the pace of further expansion is uncertain.

We have been the primary distributor to Whole Foods Market, our largest customer, for more than 11 years. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Sales to Whole Foods Market accounted for approximately 36% and 34% of our net sales for the three months ended May 1, 2010 and May 2, 2009, respectively, and approximately 35% and 33% of our net sales for the nine months ended May 1, 2010 and May 2, 2009, respectively.

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

We believe that the acquisition of UNFI Specialty accomplished several of our strategic objectives, including accelerating our expansion into a number of historically high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. We believe that UNFI Specialty 's customer base enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling.

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

Our continued growth has created the need for expansion of our distribution center network to achieve maximum operating efficiencies and to assure adequate space for future needs. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in southern California, Arizona, southern Nevada, southern Utah, and Hawaii. Our 675,000 square foot leased distribution center in York, Pennsylvania commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. Finally, in September 2009 we announced plans to open a distribution center in Texas, with operations scheduled to commence in the first quarter of fiscal 2011.  Most recently we announced the entrance into a definitive purchase agreement to acquire the Canadian food distribution assets of the SunOpta, Inc.’s Distribution Group business (the “SunOpta Transaction”), enabling us to expand our network within North America.  We expect the SunOpta Transaction will close in June 2010.

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

Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts.  In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using cash-on-delivery terms or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $211.0 million and $179.5 million, net of the allowance for doubtful accounts of $7.0 million, as of both May 1, 2010 and August 1, 2009.  Our notes receivable balances were $4.2 million and $4.0 million, net of the allowance for doubtful accounts of $1.4 million and $1.9 million, as of May 1, 2010 and August 1, 2009, respectively.

Insurance reserves

We record the self-insured portions of our workers’ compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported.  Any projection of losses concerning workers’ compensation and automobile liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.  If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements.  Accruals for workers’ compensation and automobile liabilities totaled $14.4 million and $14.7 million as of May 1, 2010 and August 1, 2009, respectively.

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

As of our most recent annual impairment test, the fair value of each of our reporting units was in excess of its carrying value.  For the reporting unit containing the majority of our goodwill, the fair value was more than 50% in excess of its carrying value and the fair values of the remaining reporting units were more than 10% in excess of their carrying values.  We do not believe any of our reporting units are at risk of failing the first step of the impairment analysis.  Total goodwill as of May 1, 2010 and August 1, 2009 was $163.3 million and $164.3 million, respectively.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired.  Impairment is measured as the difference between the fair value of the asset and its carrying value.  As of our most recent annual impairment test, the fair value of each of our indefinite lived intangible assets was in excess of its carrying value.  Our most significant indefinite-lived intangible asset represents approximately 60% of our total indefinite-lived intangible assets and its fair value was approximately 40% in excess of its carrying value.  Total indefinite-lived intangible assets as of May 1, 2010 and August 1, 2009 were $27.9 and $27.4 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.  There have been no events or changes in circumstances indicating that the carrying value of our finite-lived intangibles are not recoverable.  Total finite-lived intangible assets as of May 1, 2010 and August 1, 2009 were $9.6 million and $10.9 million, respectively.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5%	81.0	81.4%	80.8%
Gross profit	18.5%	19.0	18.6%	19.2%

Operating expenses	15.0%	15.5	15.3%	16.0%
Amortization of intangible assets	0.0%	0.1%	0.0%	0.1%
Total operating expenses	15.1%*	15.6	15.3%	16.0%*

Operating income	3.4%	3.4%	3.2%*	3.1%*

Other expense (income):
Interest expense	0.2%	0.2%	0.2%	0.3%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.1%*	0.2%	0.2%	0.3%

Income before income taxes	3.3%	3.2%	3.1%*	2.8%

Provision for income taxes	1.3%	1.3%	1.2%	1.1%

Net income	2.0%	1.9%	1.8%*	1.7%

* Total reflects rounding

Three Months Ended May 1, 2010 Compared To Three Months Ended May 2, 2009

Net Sales

Our net sales increased approximately 10.8%, or $96.2 million, to $985.7 million for the three months ended May 1, 2010, from $889.5 million for the three months ended May 2, 2009.  This increase was primarily due to sales growth in our supernatural and supermarket channels, including sales to new customers that we acquired in the first six months of the fiscal 2010 year that began shipping in the third quarter.  Our improvement in net sales also reflected year over year improvement in sales of our specialty products, which had been negatively affected by the difficult economic environment present throughout our 2009 fiscal year, and growth in sales to our independent customers when compared to the third quarter of fiscal year 2009.

Whole Foods Market accounted for approximately 36% and 34% of our net sales for the three months ended May 1, 2010 and May 2, 2009, respectively.  Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007.

The following table lists the percentage of sales by customer type for the three months ended May 1, 2010 and May 2, 2009:

Customer type	Percentage of Net Sales
	2010	2009
Independently owned natural products retailers	40%	41%
Supernatural chains	36%	34%
Conventional supermarkets	20%	20%
Other	4%	5%

During the quarter ended May 1, 2010, we continued to see the trend that began last quarter of steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year.  As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for the remainder of fiscal 2010 to improve over the fiscal 2009 comparable period in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers.  We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels.  Although sales to these customers typically generate lower gross margins than sales to our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products.  We believe that our further integration of the specialty business in our other markets will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 8.1%, or $13.6 million, to $182.4 million for the three months ended May 1, 2010, from $168.8 million for the three months ended May 2, 2009. Our gross profit as a percentage of net sales was 18.5% and 19.0% for the three months ended May 1, 2010 and May 2, 2009, respectively. Gross profit as a percentage of net sales during the three months ended May 1, 2010 was negatively impacted by the change in mix of sales by channel as sales to the supernatural channel generate lower gross margin than our other customer types and by moderation in inflation.

Operating Expenses

Our total operating expenses increased approximately 7.4%, or $10.3 million, to $148.6 million for the three months ended May 1, 2010, from $138.3 million for the three months ended May 2, 2009.  The increase in total operating expenses for the three months ended May 1, 2010 was primarily due to the higher sales volumes during the quarter, $1.3 million in increased share-based compensation expense, $0.5 million in start-up costs for on-boarding new customers and severance costs of $0.4 million in the quarter ended May 1, 2010 related to the retirement of a senior officer.  During the quarter ended May 2, 2009, we incurred $1.2 million of labor and other duplicate expenses associated with the January 2009 relocation of our New Oxford, Pennsylvania facility to a new facility in York, Pennsylvania and the April 2009 relocation of our UNFI Specialty facility in East Brunswick, NJ to our newly leased facility in York, Pennsylvania. Total operating expenses for the three months ended May 1, 2010 and May 2, 2009 includes share-based compensation expense of $2.6 million and $1.3 million, respectively.  Share-based compensation expense for the three months ended May 1, 2010 include approximately $0.8 million in expense related to the expected vesting of a performance share-based award granted to our Chief Executive Officer in November of 2008 related to certain financial goals for the period ending July 31, 2010.

As a percentage of net sales, total operating expenses decreased 0.5% to approximately 15.1% for the three months ended May 1, 2010, from approximately 15.6% for the three months ended May 2, 2009. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions.  We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.  Our expansion into Lancaster, Texas, where we believe our new leased facility will open in the first quarter of fiscal 2011, should further reduce our fuel costs as a percentage of net sales as we will be able to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who are currently primarily served from our facility in Denver, Colorado.  We also expect that we will be able to continue to reduce our operating expenses as we begin the roll out of our supply chain initiatives including a national warehouse management and procurement system beginning in the first quarter of fiscal 2011.

Operating Income

Operating income increased approximately 11.2%, or $3.4 million, to $33.8 million for the three months ended May 1, 2010 from $30.4 million for the three months ended May 2, 2009.  As a percentage of net sales, operating income was 3.4% for both the three months ended May 1, 2010 and May 2, 2009.  The increase in operating income is attributable to the decrease in total operating expenses as a percentage of net sales for the three months ended May 1, 2010, compared to the three months ended May 2, 2009, offset by the decrease in gross margin as a percentage of sales for the same period.  Sales to our supernatural channel generate lower gross margins but also require lower average costs to serve than our other customers.

Other Expense (Income)

Other expense (income) decreased $0.5 million to $1.4 million for the three months ended May 1, 2010, from $1.9 million for the three months ended May 2, 2009. Interest expense of $1.5 million for the three months ended May 1, 2010 represented a decrease of 13.5% from the three months ended May 2, 2009 due primarily to lower average debt levels, as well as lower interest rates during the three months ended May 1, 2010.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 41.2% for the three months ended May 1, 2010 and May 2, 2009, respectively.  The decrease in the effective income tax rate compared to the prior year period is primarily due to the adjustment in the prior year period for increases in state tax rates and changes in apportionment factors for the full fiscal year.  Our effective income tax rate was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  FASB ASC 718, Stock Compensation provides that the tax effect of the book share-based compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.  This impact is expected to decrease over the next two to four years as beginning with our fiscal 2010 equity awards approved in September 2009, we are granting non-qualified stock options in place of incentive stock options.

Net Income

Reflecting the factors described in more detail above, net income increased $2.7 million, or 16.1%, to $19.5 million, or $0.45 per diluted share, for the three months ended May 1, 2010, compared to $16.8 million, or $0.39 per diluted share, for the three months ended May 2, 2009.

Nine Months Ended May 1, 2010 Compared To Nine Months Ended May 2, 2009

Net Sales

Our net sales increased approximately 6.4%, or $167.3 million, to $2,768.7 million for the nine months ended May 1, 2010, from $2,601.4 million for the nine months ended May 2, 2009.   This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended May 1, 2010, including growth in our supernatural and supermarket segments of 13.1% and 7.2%, respectively.  Our growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new distribution centers, which allow us to carry a broader selection of products.

Whole Foods Market accounted for approximately 35% and 33% of our net sales for the nine months ended May 1, 2010 and May 2, 2009, respectively.

The following table lists the percentage of sales by customer type for the nine months ended May 1, 2010 and May 2, 2009:

Customer type	Percentage of Net Sales
	2010	2009
Independently owned natural products retailers	40%	42%
Supernatural chains	35%	33%
Conventional supermarkets	20%	20%
Other	5%	5%
Gross Profit

Our gross profit increased approximately $15.2 million, or 3.1%, to $513.6 million for the nine months ended May 1, 2010, from $498.4 million for the nine months ended May 2, 2009. Our gross profit as a percentage of net sales was 18.6% and 19.2% for the nine months ended May 1, 2010 and May 2, 2009, respectively. Gross profit as a percentage of net sales during the nine months ended May 1, 2010 was negatively impacted by a decrease in fuel surcharge revenues of $3.6 million and a change in mix of sales by channel as sales to our supernatural channel generate lower gross margins than sales to our other customer types.

Gross profit as a percentage of net sales during the nine months ended May 2, 2009 was positively impacted by a $2.2 million increase in fuel surcharge revenues and increased focus on efficiencies such as forward buying by our purchasing teams when compared to the nine months ended May 26, 2008.  UNFI Specialty’s full service supermarket model generates a higher gross margin than our core distribution business; however, we also incur higher operating expenses in providing those services.  Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products.

Operating Expenses

Our total operating expenses increased approximately $7.9 million, or 1.9%, to $425.0 million for the nine months ended May 1, 2010, from $417.1 million for the nine months ended May 2, 2009. The increase in total operating expenses for the nine months ended May 1, 2010 was primarily due to the cost to serve higher sales volume and a $1.9 million increase in share-based compensation expense, partially offset by a $2.8 million decrease in the cost of diesel fuel as a result of lower market prices and our forward-purchase agreements, as well as expense control programs initiated across all divisions.  During the nine months ended May 2, 2009, we incurred $6.2 million of labor and other duplicate expenses associated with the September 2008 relocation of our Fontana, California facility to a new facility in Moreno Valley, California and the January 2009 relocation of our New Oxford, Pennsylvania facility and the April 2009 relocation of our East Brunswick, New Jersey to a newly leased facility in York, Pennsylvania.  Total operating expenses for the nine months ended May 1, 2010 and May 2, 2009 includes share-based compensation expense of $6.5 million and $4.6 million, respectively.  Included within the share-based compensation expense for the nine months ended May 1, 2010 is approximately $0.8 million related to the expected vesting of a performance share-based award granted to our Chief Executive Officer in November of 2008 related to certain financial goals for the period ending July 31, 2010.

As a percentage of net sales, total operating expenses decreased to approximately 15.3% for the nine months ended May 1, 2010, from approximately 16.0% for the nine months ended May 2, 2009. The decrease in total operating expenses as a percentage of net sales for the nine months ended May 1, 2010 was primarily attributable to the change in customer mix, lower diesel fuel costs which accounted for a 16 basis point decrease (as a percentage of net sales) and expense control programs, compared to the higher fuel costs and labor and other duplicate expenses related to the opening of our Moreno Valley, California and York, Pennsylvania distribution facilities incurred during the nine months ended May 2, 2009.

Operating Income

Operating income increased approximately 9.0%, or $7.3 million, to $88.6 million for the nine months ended May 1, 2010 from $81.3 million for the nine months ended May 2, 2009.  As a percentage of net sales, operating income was 3.2% for the nine months ended May 1, 2010, compared to 3.1% for the nine months ended May 2, 2009.  The increase in operating income as a percentage of net sales for the nine months ended May 1, 2010 compared to the nine months ended May 2, 2009 is attributable to the decrease in operating expenses, partially offset by lower gross margin as a percentage of net sales reflecting increased sales to our supernatural channel customers.

Other Expense (Income)

Other expense (income) decreased $4.1 million to $4.2 million for the nine months ended May 1, 2010, from $8.3 million for the nine months ended May 2, 2009. Interest expense of $4.4 million for the nine months ended May 1, 2010 represented a decrease of 46.8% from interest expense of $8.3 million for the nine months ended May 2, 2009.  This decrease was due primarily to lower debt levels as well as lower interest rates during the nine months ended May 1, 2010.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 40.2% for the nine months ended May 1, 2010 and May 2, 2009, respectively.  Our effective income tax rate was affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards.  FASB ASC 718, Stock Compensation provides that the tax effect of the book share-based compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (a “disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.  Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.  This impact is expected to decrease over the next two to four years as beginning with our fiscal 2010 equity awards approved in September 2009, we are granting non-qualified stock options in place of incentive stock options.

Net Income

Reflecting the factors described in more detail above, net income increased $7.0 million to $50.7 million, or $1.17 per diluted share, for the nine months ended May 1, 2010, compared to $43.6 million, or $1.02 per diluted share, for the nine months ended May 2, 2009.

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

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the credit facility from $250 million to $270 million.  We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of UNFI Specialty.  On November 27, 2007, we further amended this facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million and provide us with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million.  Interest accrues on borrowings under the credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at the one-month London Interbank Offered Rate (“LIBOR”) plus 0.75%. The $400 million credit facility matures on November 27, 2012.   The amended and restated credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.  Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels.  As of May 1, 2010, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million.  After $21.3 million in letter of credit commitments and reserves which reduce our available borrowing capacity under our credit facility on a dollar for dollar basis, we had remaining availability of $191.7 million as of May 1, 2010.  We intend to finance the SunOpta Transaction with borrowings under our existing revolving credit facility which will reduce availability under this facility and increase our interest expense.

In April 2003, we executed a term loan agreement in the principal amount of $30 million, secured by certain real property that was released from the lien under our amended and restated credit facility in accordance with an amendment to the loan and security agreement related to that facility.  The term loan is repayable over seven years based on a fifteen-year amortization schedule.  Interest on the term loan initially accrued at one-month LIBOR plus 1.50%.  On July 29, 2005, we entered into an amended term loan agreement which increased the principal amount of this term loan to up to $75 million, and decreased the rate at which interest accrues to one-month LIBOR plus 1.00%, and extended the maturity date to July 28, 2012.  In connection with the amendments to our amended and restated revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions in the credit agreement that establishes our amended and restated revolving credit facility.  As of May 1, 2010, approximately $53.0 million was outstanding under the term loan agreement.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005.  This agreement provides for us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%.  One-month LIBOR was 0.28% as of May 1, 2010.  The swap agreement qualifies as an “effective” hedge under ASC 815.

Our capital expenditures for the first nine months of fiscal 2010 were $30.9 million, or 1.1% of net sales.  We believe that our capital expenditure requirements for the remainder of fiscal 2010 will be between $4 and $8 million, which represents approximately 1% of projected net sales for fiscal 2010.  We expect to finance these requirements with cash generated from operations and borrowings under our existing credit facilities.  These projects will both expand facilities such as our new facility that we are building-out in Lancaster, Texas and enhance technology which we believe will provide us with the capacity to continue to support the growth of our customer base.  We believe that our future capital expenditure requirements will be lower than our anticipated fiscal 2010 requirements, both in dollars and as a percentage of net sales.  Future investments in acquisitions that we may pursue will be financed through our existing credit facilities, equity or long-term debt negotiated at the time of the potential acquisition.

Net cash provided by operations was $33.1 million for the nine months ended May 1, 2010, and was the result of net income of $50.7 million, the change in cash collected from customers net of cash paid to vendors and a $72.1 million investment in inventory. The increase in inventory levels, which occurred late in the quarter, primarily related to inventory buildup for our new customers that we began to ship to in the third quarter and overall sales growth.  Net cash provided by operations was $40.7 million for the nine months ended May 2, 2009, and was the result of net income of $43.6 million, the change in cash collected from customers net of cash paid to vendors and a $21.3 million investment in inventory. The increase in inventory levels primarily related to our sales growth as well as the opening of our York, Pennsylvania facility in January 2009, and the subsequent relocation of our East Brunswick, New Jersey facility into the York, Pennsylvania facility in April 2009.  Inventory days on hand decreased to 47 days at May 1, 2010 compared to 52 days at May 2, 2009.  Days sales outstanding decreased to approximately 19 days at May 1, 2010, from approximately 21 days at May 2, 2009.  Working capital increased by $47.8 million, or 28.3%, to $216.9 million at May 1, 2010, compared to working capital of $169.1 million at August 1, 2009.

Net cash used in investing activities increased $1.2 million to $31.1 million for the nine months ended May 1, 2010, compared to $29.9 million for the nine months ended May 2, 2009.  This increase was primarily due to higher capital expenditures and contingent consideration payments during the nine months ended May 1, 2010, partially offset by acquisitions during the nine months ended May 2, 2009.

Net cash used in financing activities was $2.6 million for the nine months ended May 1, 2010, compared to net cash used in financing activities of $29.4 million for the nine months ended May 2, 2009.  This change in cash used in financing activities was primarily due to lower repayments of borrowings under our credit facility during the nine months ended May 1, 2010.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and 820-65-2 effective August 3, 2008, and adopted ASC 820-65-4 effective August 1, 2009. These adoptions did not have a material effect on our consolidated financial statements.  We adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany our consolidated financial statements.

In February 2007, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The statement is effective for fiscal years beginning after November 15, 2007.  As of May 1, 2010, we have not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”).  ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. We will apply ASC 805 to any acquisitions that are made after August 1, 2009, including the proposed SunOpta Transaction.

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

(b)
Changes in internal controls.   There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

We may not be able to successfully consummate the SunOpta Transaction.

Certain conditions to the obligations of SunOpta and us to consummate the SunOpta Transaction must be satisfied before the SunOpta Transaction can be completed, including the receipt of certain required third party consents. While we currently expect that the SunOpta Transaction will be completed in June 2010, we can give no assurance that the transaction will be closed within that period or at all. If the SunOpta Transaction is not completed our business, results of operations and financial condition may be materially and adversely affected, and our stock price may decline because costs incurred by us in connection with the transaction must still be paid or because the current market price of our common stock reflects a market assumption that the transaction will be completed.

We may not realize the anticipated benefits from the SunOpta Transaction and our entry into the Canadian market may be less successful than we expect.

We cannot assure you that the SunOpta Transaction or our subsequent growth in the Canadian market will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new geographic market, our ability to retain and assimilate the SunOpta employees that will become employees of ours, our ability to retain customers and suppliers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand into Canada, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of SunOpta’s business that we are acquiring might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of this acquisition.  Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares repurchased by the Company:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That may Yet Be Purchased Under the Plans or Programs
January 31, 2010 – March 6, 2010	688	$28.41	---	---
March 7, 2010 – April 3, 2010	0	$0	---	---
April 4, 2010 – May 1, 2010	0	$0	---	---
Total	688 (1)	$28.41	---	---

(1) All shares repurchased during the three months ended May 1, 2010 related to shares withheld and retired to satisfy the tax withholding obligations upon vesting of previously awarded restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.15*	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.17*	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.49*	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.
10.53*	Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008
10.58*	Amendment to Lease between Principal Life Insurance Company, and the Registrant, dated April 23, 2008.
10.59*	Sixth Amendment to Amended and Restated Loan and Security Agreement dated February 25, 2009.
10.60*	Ninth Amendment to Term Loan Agreement with Bank of America, N.A. as successor Fleet Capital Corporation, dated February 25, 2009.
10.64*	Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

* These agreements are being re-filed with the SEC solely to include exhibits, schedules and attachments that were omitted from the agreements that were originally filed as exhibits to the Company’s periodic reports.

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

Dated:  June 10, 2010