Form 10-K
period 2010-07-31
UNITED NATURAL FOODS INC
filed 2010-09-27
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Iron Horse Way, Providence, RI 02908 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (401) 528-8634
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $1,165,070,685 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 29, 2010. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 7, 2010 was 43,552,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 2010 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.    BUSINESS

Overview

        We believe we are the leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada. We operate twenty-eight distribution centers, representing approximately 7.6 million square feet of warehouse space, which we believe provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We carry more than 60,000 high-quality natural, organic and specialty products, consisting of national, regional and private label brands in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada which can be classified as follows:

  •
  independently owned natural products retailers, which include buying clubs;

  •
  supernatural chains, which consist solely of Whole Foods Market, Inc. ("Whole Foods Market");

  •
  conventional supermarkets and mass market chains; and

  •
  other, which includes foodservice and international customers outside of Canada.

        We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the US, except our UNFI Specialty distribution centers. Four of our Canadian distribution centers are certified by either QAI or Ecocert Canada, while the remaining distribution center sells only Kosher foods and is therefore not certified organic.

        Since the formation of our predecessor in 1976, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Since fiscal year 2000, our net sales have increased at a compounded annual growth rate ("CAGR") of 15.3%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share as a result of our high-quality service and broader product selection, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.

        We have been the primary distributor to Whole Foods Market, for more than 12 years. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we have agreed to acquire certain distribution and related assets of Whole Foods Market Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions and have undertaken to become the primary distributor in these regions. Consummation of the transaction is subject to certain customary closing conditions, and is expected to occur in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. Following the closing of this transaction, we will serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets, Inc. ("Wild Oats Markets") stores retained by Whole Foods Market following Whole Foods Market's merger with Wild Oats Markets in August 2007. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger.

        On June 11, 2010, we acquired certain Canadian food distribution assets of the SunOpta Distribution Group business ("SDG") of SunOpta Inc. ("SunOpta") (the "SDG assets"), through our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"). With the acquisition, we believe we are the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market.

        On November 2, 2007, we acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("DHI"), which we now refer to as UNFI Specialty Distribution Services ("UNFI Specialty"). Through UNFI Specialty, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items. We believe that the acquisition of DHI accomplished certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, during fiscal 2010 we gained new business with a number of conventional supermarkets that previously had not done business with us because we did not distribute specialty products. We believe that UNFI Specialty's customer base enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling. See "Our Operating Structure—Wholesale Division" for further information regarding this acquisition and our specialty distribution business.

        We operate 12 natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary, Natural Retail Group, Inc. ("NRG"). We also operate one natural product retail store, Drive Organics, in Vancouver, British Columbia. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our United Natural Trading Co. subsidiary, which does business as Woodstock Farms Manufacturing, specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.

        We are a Delaware corporation based in Providence, Rhode Island and we conduct business through our various wholly owned subsidiaries. We operated twenty-eight distribution centers at 2010 fiscal year end. We believe that our distribution centers provide us with the largest capacity of any distributor of natural, organic and specialty products in the United States or Canada. In July 2010, our newest distribution center, located in Lancaster, Texas commenced operations and began receiving product. Shipments to customers from this facility commenced in late September 2010. With the opening of our Lancaster, Texas facility and following our acquisition in Canada, we have increased our distribution capacity to approximately 7.6 million square feet. Unless otherwise specified, references to "United Natural Foods," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K include our consolidated subsidiaries. See the financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Report for information regarding our financial performance.

The Natural Products Industry

        The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $76.1 billion in 2009 and the industry has grown at a CAGR of 10.5% over the last ten years. We believe the growth rate of the natural products industry has outpaced the growth of the overall food-at-home industry as a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental protection.

Our Operating Structure

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural and organic distribution business; UNFI Specialty, which is our specialty distribution business in the Eastern and Midwestern portions of the United States; UNFI Canada, which is our natural, organic and specialty business in Canada; Albert's Organics, Inc. ("Albert's"), which is a leading distributor of organically grown produce and perishable items; and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of NRG, which operates our 12 natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and our Blue Marble Brands product lines.

  Wholesale Division

        Our broadline distribution business is organized into three regions—our Eastern Region, our Western Region and our Canadian region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2010 fiscal year end, our Eastern Region operated seven distribution centers, which provided approximately 2.6 million square feet of warehouse space, our Western Region operated six distribution centers, which provided approximately 2.3 million square feet of warehouse space and our Canadian Region operated five distribution centers, which provided approximately 0.3 million square feet of warehouse space.

        We acquired our specialty distribution business, which we refer to as UNFI Specialty, through our acquisition of DHI on November 2, 2007. Our UNFI Specialty division operates distribution centers located in Massachusetts and Arkansas, which provide approximately 1.4 million square feet of warehouse space, serving customers primarily throughout the Eastern and Midwestern portions of the United States. Through UNFI Specialty, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items. We have also continued the integration of UNFI Specialty and specialty products are now being sold through our broadline distribution centers.

        Through Albert's, we distribute organically grown produce and non-produce perishables, such as organic milk, dressings, eggs, juices, poultry and various other refrigerated specialty items. Albert's operates out of eight distribution centers strategically located in all regions of the United States, and is designated as a "Certified Organic Distributor" by QAI.

        Through Select Nutrition, we distribute more than 14,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.

        Certain of our distribution centers are shared by multiple operations within our wholesale division.

  Retail Division

        We operate 12 natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through NRG. We also operate a retail store in Vancouver, British Columbia within Canada that is reflected within our wholesale division. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.

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

  •
  expand the number of high-growth, high-margin product categories, such as produce and prepared foods, within these stores; and

  •
  stay abreast of the trends in the retail marketplace, which enables us to better anticipate and serve the needs of our wholesale customers.

        Additionally, as the primary natural products distributor to our retail locations, we realize significant economies of scale and operating and buying efficiencies. As an operator of retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We also are able to test new marketing and promotional programs within our stores prior to offering them to our wholesale customer base.

  Manufacturing Division

        Our subsidiary Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections. We sell these items in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent owners. We operate an organic (USDA and QAI) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey.

        Our Blue Marble Brands product lines address certain needs or preferences of customers of our wholesale division, which are not otherwise being met by other suppliers. We carry over 25 brand names, representing over 900 unique products. Our Blue Marble Brands products are sold through our wholesale division, through third-party distributors in the natural, organic and specialty industry and directly to retailers. Our Field Day brand is only sold to customers in our independent channel, and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets which often have their own private label store brands.

Our Competitive Strengths

        We believe we distinguish ourselves from our competitors through the following strengths:

  We are the market leader with a nationwide presence in the United States and Canada.

        We believe that we are the largest distributor of natural, organic and specialty products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of local and regional customers, supermarket chains, and the rapidly growing supernatural chain. We completed the build-out of our distribution system in July 2010 with the opening of our facility in Lancaster, Texas. We believe that our network of twenty-eight distribution centers (including five in Canada) creates significant advantages over smaller and regional distributors. Our nationwide presence across the United States and Canada allows us to offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.

  We are an efficient distributor.

        We believe that our scale affords us significant benefits within a highly fragmented industry, including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Recent efficiency improvements include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes, all of which reduced expenses. We have made significant investments in our people, facilities, equipment and technology in order to broaden our footprint and enhance the efficiency of our operations. Key examples include the following:

  •
  We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility.

  •
  Our 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets.

  •
  Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.

  •
  Our 675,000 square foot distribution center in York, Pennsylvania commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia.

  •
  In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to our York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods.

  •
  In September 2009, we commenced operations at a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee, and Virginia.

  •
  In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution facilities which provided a nationwide presence in Canada with approximately 272,000 square feet of distribution space and the ability to serve all major markets in Canada.

  •
  Finally, in July 2010, we commenced operations at a new facility in Lancaster, Texas serving customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. During July 2010 we also entered into an agreement to begin operating the Whole Foods Market Distribution, Inc. distribution facility in Denver, Colorado, and expect to begin servicing Whole Foods Market locations from that facility by the end of October 2010.

  We have extensive and long-standing customer relationships and provide superior service.

        Throughout the 34 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 12 years. A key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average distribution in-stock service level for fiscal year 2010, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks), was approximately 98%. We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.

  We have an experienced, motivated management team and employee base.

        Our management team has extensive experience in the retail and distribution business, including the natural and specialty product industries. On average, our senior management team has approximately 16 years of experience in the retail, natural products or distribution industry. In addition, we believe our employee base is highly motivated as our Employee Stock Ownership Trust beneficially owns approximately 5.6% of our common stock. Furthermore, a significant portion of our employees' compensation is equity based or performance based, and, therefore, there is a substantial incentive to continue to generate strong growth in operating results in the future.

Our Growth Strategy

        We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, NRG, Woodstock Farms Manufacturing, and UNFI Specialty businesses and, during fiscal 2010, we acquired the assets that comprise UNFI Canada.

        To implement our growth strategy, we intend to continue increasing our leading market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories, particularly in the Mid-Atlantic and Southwestern United States markets and Canadian markets. We plan to expand our presence within the specialty industry by offering new and existing customers a single wholesale distributor capable of meeting their specialty and natural and organic product needs on a national or regional basis. Key elements of our strategy include:

  Expanding Our Customer Base

        As of July 31, 2010, we served more than 23,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the highly fragmented natural and organic and specialty products industries by cultivating new customer relationships within these industries and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, which commenced with the integration of our York, Pennsylvania facility in April 2009, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. In fiscal 2010 we gained new business from a number of conventional supermarket customers, including Giant-Landover, Shop-Rite and Kings, partially as a result of our complementary product selection.

  Increasing Our Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and add to the number of customers for which we serve as primary supplier, by offering the broadest product selection in our industry at competitive prices. With the expansion of UNFI Specialty, we believe that we have the ability to further meet our existing customers' needs for specialty foods and products as well as certain general merchandise, representing an opportunity to accelerate our sales growth within the conventional supermarket, supernatural and independent channels.

  Continuing to Improve the Efficiency of Our Nationwide Distribution Network

        We have invested in excess of $200 million in our distribution network and infrastructure over the past five fiscal years. We completed the build-out of our nationwide distribution system in July 2010 with the opening of our facility in Lancaster, Texas which began serving customers in late September 2010. Our Lancaster facility is the first facility to use our national supply chain platform and warehouse management system which we plan to implement throughout our network over the next few years and which we believe will further enhance the efficiency of our network. Although our distribution network services all markets in the United States and Canada, we will continue to selectively evaluate opportunities to build or lease new facilities or to acquire distributors to better serve existing markets. Further, we will maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with incremental fixed cost leverage, should lead to continued improvements in our operating margin.

  Expanding into Other Distribution Channels and Geographies

        We believe that we will be successful in expanding into the foodservice channel as well as further enhancing our presence outside of the United States and Canada. We will continue to seek to develop regional relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, and Sodexho Inc. in the foodservice channel and seek other alliances outside the United States and Canada.

  Continuing to Selectively Pursue Opportunistic Acquisitions

        Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since 2000, we have successfully completed eight acquisitions of distributors, manufacturers and suppliers, two acquisitions of retail stores and eleven acquisitions of branded product lines. We intend to continue to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our efficiency or add additional products and capabilities.

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

Our Customers

        We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2010:

  •
  Whole Foods Market, the largest supernatural chain in the United States and Canada;

  •
  conventional supermarket chains, including Kroger, Wegman's, Haggen's, Stop and Shop, Giant, Quality Food Centers, Hannaford, Food Lion, Bashas', Shop-Rite, Rainbow, Lowe's, King's, Publix, Fred Meyer and United Supermarkets; and

  •
  mass market chains, including Target, BJ's Wholesale Club and Costco.

        Whole Foods Market accounted for approximately 35% of our net sales in fiscal 2010. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006. In June 2010 we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we currently serve as the primary distributor. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. Our relationship with Whole Foods Market expanded in August 2007, when Whole Foods Market completed its merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger, and we continue to serve the former Wild Oats Markets stores retained by Whole Foods Market under our distribution arrangement with Whole Foods Market. We also continue to serve as a primary distributor to the Henry's and Sun Harvest store locations previously owned by Wild Oats Markets and sold by Whole Foods Market to a subsidiary of Smart & Final Inc. on September 30, 2007. Sales to Henry's and Sun Harvest store locations were reflected in our conventional supermarket channel beginning in fiscal 2008.

        On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we have agreed to acquire certain distribution and related assets of Whole Foods Market Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions and have undertaken to become the primary distributor in these regions. Consummation of the transaction is subject to satisfaction of certain customary closing conditions, and is expected to occur in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. Following the closing of this transaction, we will serve as the primary distributor to Whole Foods Market in all of its regions in the United States.

        The following table lists the percentage of sales by customer type for the years ended July 31, 2010 and August 1, 2009:

	Percentage of Net Sales
Customer Type	2010	2009
Independently owned natural products retailers	40%	42%
Supernatural chains	35%	33%
Conventional supermarkets	21%	20%
Other	4%	5%

        We distribute natural, organic and specialty foods and non-food products to customers located in the United States, as well as to customers internationally. Our sales to international customers, including those in Canada, represented approximately one percent of our business in fiscal 2010, and less than one percent of our business in fiscal 2009. We believe that our international sales, as a percentage of our total sales, will expand as we seek to grow our Canadian operations.

Our Marketing Services

        We have developed a variety of supplier-sponsored marketing programs, which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently.

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

  •
  ClearVue, a clean slate designed to improve the transparency of information and drive efficiency within the supply chain. With the availability of in-depth data and tailored reporting tools, participants will be able to reduce inventory balances with the elimination of forward buys, while improving service levels.

  •
  our Most Valued Partner program, supplier-focused high-level sales and marketing support for our top three suppliers in each category, which we believe helps build incremental, mutually profitable sales for suppliers and us, while fostering a sense of partnership;

  •
  other retailer initiative programs, such as a coupon booklet and separate supplement and personal care product-themed sales and educational brochures we offer to independent retailers, which allow us to explore new marketing avenues;

  •
  an information-sharing program that helps our suppliers better understand our customers' businesses, in order to generate mutually beneficial incremental sales in an efficient manner; and

  •
  a truck advertising program that allows our suppliers to purchase ad space on the sides of our hundreds of trailers traveling throughout the United States and Canada, which we believe increases their potential consumer ad impressions.

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

        We continuously evaluate potential new private branded and other products based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

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

Our Suppliers

        We purchase our products from approximately 4,600 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe the reason suppliers of natural and organic products seek to distribute their products through us is because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 7% of our total purchases in fiscal 2010. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers accounts for more than 10% of our total purchases.

        We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we are not able to sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $27.8 million as of July 31, 2010.

Our Distribution System

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundreds of miles away. We anticipate that the opening of our Lancaster, Texas distribution center will significantly reduce the transportation costs associated with servicing the customers of that facility as many of those customers were previously serviced from our Denver, Colorado facility. We believe that we incur lower inbound freight expense than our regional competitors, because our scale allows us to buy full and partial truckloads of products. Whenever possible, we backhaul between our distribution centers and satellite, staging facilities using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers, which helps us ensure products are sold prior to their expiration date and more appropriately balance inventories.

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

        We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States and Canada are typically shipped by ocean-going containers on a weekly basis.

Our Focus on Technology

        We have made a significant investment in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry in order to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our trucks. During fiscal 2011 and 2012, we will continue the roll-out of our new national supply chain platform and warehouse management system, which was launched in our new Lancaster, Texas facility and is now being implemented distribution center by distribution center.

Competition

        Our major competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"), which acquired Tree of Life Distribution, Inc. ("Tree of Life") in January 2010. In addition to its natural and organic products, Kehe distributes specialty food products, thereby diversifying its product selection, and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States with over 200 smaller regional and local distributors of natural, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.

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

Government Regulation

        Our operations and many of the products that we distribute in the United States are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation. In the United States, our facilities generally are inspected at least once annually by state or federal authorities.

        The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

        We generally are not subject to many of the federal, provincial, state and local laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. However, certain of our distribution facilities have above-ground storage tanks for diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks.

        We believe that we are in material compliance with all federal, provincial, state and local laws applicable to our operations.

Employees

        As of July 31, 2010, we had approximately 6,500 full and part-time employees. An aggregate of approximately 5.4% of our total employees, or approximately 350 of the employees at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2012, March 2013 and June 2011, respectively. Most recently, on June 8, 2010, the National Labor Relations Board issued a certification of representative notice to UNFI with respect to its Dayville, Connecticut drivers, resulting from an election there in late May 2010. Currently, UNFI management and the union representing the Dayville, Connecticut drivers are engaged in negotiations of a collective bargaining agreement. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

Available Information

        Our internet address is http://www.unfi.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

        We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our website, and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island, 02908, Attn: Investor Relations.

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 15, 2010 are listed below:

Name	Age	Position
Steven L. Spinner	50	President and Chief Executive Officer
Mark E. Shamber	41	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	59	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean Griffin	51	Senior Vice President, National Distribution
John Stern	43	Senior Vice President and Chief Information Officer
Thomas A. Dziki	49	Senior Vice President, Chief Human Resource and Sustainability Officer
David A. Matthews	45	President of UNFI International
Kurt Luttecke	43	President of the Western Region
Thomas Grillea	54	President of Woodstock Farms Manufacturing, Select Nutrition and Natural Retail Group

        Steven L. Spinner has served as our President and Chief Executive Officer and as a member of our Board of Directors since September 2008. Beginning in September 2010, Mr. Spinner began serving as the Interim President of our Eastern Region, while we search for a replacement for David Matthews, who is now the President of UNFI International. Prior to joining the Company in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company ("PFG") from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG's President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG's Senior Vice President and Chief Executive Officer—Broadline Division from February 2002 to May 2005 and as PFG's Broadline Division President from August 2001 to February 2002.

        Mark E. Shamber has served as Senior Vice President since May 2009, and Chief Financial Officer and Treasurer since October 2006. From October 2006 to May 2009, Mr. Shamber also served as Vice

President. Mr. Shamber previously served as our Vice President, Chief Accounting Officer and Acting Chief Financial Officer and Treasurer from January 2006 until October 2006, as Vice President and Corporate Controller from August 2005 to October 2006 and as our Corporate Controller from June 2003 until August 2005. From February 1995 until June 2003, Mr. Shamber served in various positions of increasing responsibility up to and including senior manager within the assurance and advisory business systems practice at the international accounting firm of Ernst & Young LLP.

        Joseph J. Traficanti has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since April 2009. Prior to joining the Company, Mr. Traficanti served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of PFG from November 2004 until April 2009.

        Sean Griffin has served as our Senior Vice President, National Distribution since January 2010. Prior to joining the Company, Mr. Griffin was East Region Broadline President of PFG. In this role he managed over 10 divisions and $2 Billion in sales. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.

        John Stern has served as our Senior Vice President and Chief Information Officer since January 2008. Prior to joining us, Mr. Stern served in various positions of increasing responsibility up to and including Chief Information Officer at Take Two Interactive Software, Inc. from October 2003 to September 2007 and Deloitte & Touche LLP from December 1999 to October 2003.

        Thomas A. Dziki has served as our Senior Vice President, Chief Human Resource and Sustainability Officer since August 2010. Prior to August 2010, Mr. Dziki served as our Senior Vice President of Sustainable Development since January 2010, as our Vice President of Sustainable Development since March 2007, and as National Vice President of Real Estate and Construction since August 2006. Prior to that time, Mr. Dziki had served as President of Woodstock Farms Manufacturing and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Woodstock Farms Manufacturing, NRG, Albert's, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

        David A. Matthews has served as our President of UNFI International with responsibility for our Canadian and other international operations since September 2010. From June 2009 to September 2010 he was our President of the Eastern Region. Prior to joining the Company, Mr. Matthews served as President and CEO of Progressive Group Alliance ("ProGroup"), a wholly owned subsidiary of PFG from January 2007 to May 2009, as Chief Financial Officer of ProGroup from December 2004 to January 2007, and as Senior Vice President of Finance and Technology of ProGroup from July 2000 to December 2004.

        Kurt Luttecke has served as our President of the Western Region since June 2009. Mr. Luttecke served as our President of our Albert's Organics division from June 2007 to June 2009. Prior to joining the Company, Mr. Luttecke spent 16 years at Wild Oats serving as its Vice President of Perishables from 2006 to June 2007, Vice President of Meat/Seafood & Food Service Supply Chain from 2004 to 2006, Director of Perishables from 2001 to 2004, and Director of Operations from 1995 to 2001.

        Thomas Grillea has served as our President of Woodstock Farms Manufacturing since May 2009, President of NRG since May 2008, and President of Select Nutrition since September 2007. Mr. Grillea served as our General Manager for Select Nutrition from September 2006 to September 2007. Prior to joining the Company, Mr. Grillea served in a management capacity for Whole Foods Market from 2004 through 2005, and in various management capacities for American Health and Diet Centers and the Vitamin Shoppe from 1998 through 2003.

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

        Our ability to maintain a close, mutually beneficial relationship with our largest customer, Whole Foods Market, is an important element to our continued growth. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006, under which we serve as the primary U.S. distributor to Whole Foods Market in the regions where we previously so served. In January 2007, we expanded our Whole Foods Market relationship in the Southern Pacific region of the United States. In August 2007, Whole Foods Market and Wild Oats Markets completed their merger, as a result of which, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. We service all of the stores previously owned by Wild Oats Markets and now owned by Whole Foods Market under the terms of our distribution agreement with Whole Foods Market. In June 2010 we amended our distribution agreement with Whole Foods Market to extend the term for an additional seven years, such that the agreement now expires September 25, 2020.

        In July 2010, we entered into an asset purchase agreement with Whole Foods Market Distribution, Inc., a Whole Foods Market affiliate, pursuant to which we have agreed to acquire certain distribution and related assets previously used in their self-distribution of non-perishables, leases and employees and have undertaken to become Whole Foods Market's primary distributor in its Rocky Mountain and Southwest regions. The transaction, which is expected to close in late September 2010 with respect to the Southwest region and October 2010 with respect to the Rocky Mountain Region, is subject to the satisfaction of certain customary closing conditions and we cannot assure you that it will be consummated. Additionally, achieving the increased revenues and operating profit anticipated from servicing the Rocky Mountain and Southwest regions of Whole Foods Market depends on timely, efficient and successful execution of a number of post-acquisition events and our ability to successfully deploy our operational initiatives in these regions. Whole Foods Market accounted for approximately 35% of our net sales in 2010. As a result of this concentration of our customer base, the loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers, our business, financial condition or results of operations may be materially and adversely affected.

  Our operations are sensitive to economic downturns.

        The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute, particularly our specialty products, may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending.

Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic (or "conventional") alternatives, given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.

  Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry.

        The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from both ends of the supply chain. Over the last twelve months, we have increased our sales to our supernatural chain and conventional supermarket customers in relation to our total sales. Sales to these customers generate a lower gross margin than do sales to our independent customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must reduce the expenses we incur to service these customers. If we are unable to reduce our expenses, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be adversely impacted.

  Our customers generally are not obligated to continue purchasing products from us.

        Many of our customers buy from us under purchase orders, and we generally do not have agreements with or commitments from these customers for the purchase of products. We cannot assure you that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers' sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

  We have significant competition from a variety of sources.

        We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. Our competition comes from a variety of sources, including other distributors of natural and specialty food and non-food products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us including through self-distribution of particular items or purchases of particular items directly from suppliers or that new competitors will not enter the market. These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase self-distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

  Our investment in information technology may not result in the anticipated benefits.

        Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In order to attempt to reduce operating expenses in these channels and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. We may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes as planned, and within our cost estimates, we may not be able achieve the expected efficiencies and cost savings from this investment, which could have an adverse effect on our business, financial condition or results of operations.

  Failure by us to develop and operate a reliable technology platform could negatively impact our business.

        Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology platform. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks and to monitor and manage our business on a day-to-day basis. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs negatively affecting our business, financial condition or results of operations.

  We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us.

        Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or, at all, which could have a material adverse effect on our business, financial condition or results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have material adverse effect on our business, financial condition, results of operations or cash flows. During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses, like many of our independently owned natural products retailer customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

  Our acquisition strategy may adversely affect our business and our recent expansion into Canada may not be successful.

        In June 2010, we entered the Canadian market with UNFI Canada's acquisition of the SDG assets of SunOpta (the "SunOpta Transaction"). We cannot assure you that the SunOpta Transaction or our subsequent growth, if any, in the Canadian market will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new geographic market with more rigid ingredient requirements for the products we distribute and a dual labeling requirement that reduces the number of products we are likely to sell in comparison to the U.S. market, our ability to retain and assimilate the SunOpta employees that became employees of ours, our ability to retain customers and suppliers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand into Canada, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of SunOpta's business that we acquired might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of this acquisition. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely impact our business, financial condition or results of operations.

        We also continually evaluate opportunities to acquire other companies. To the extent that our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, consummate such potential acquisitions, integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies acquired in our acquisitions and mergers.

        A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of natural products. Our recent Canadian acquisition and future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

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

        In connection with our recent Canadian acquisition and the acquisitions of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

  We may have difficulty managing our growth.

        The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution facilities or expand our existing distribution facilities, make acquisitions, successfully integrate acquired entities, implement information systems initiatives or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

  Increased fuel costs may adversely affect our results of operations.

        Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We may, however, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements. As of July 31, 2010, we had forward diesel fuel commitments totaling approximately $6.7 million through July 2011. Our commitments through July 2011 were entered into at prevailing rates during May 2010. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

  Disruption of our distribution network could adversely affect our business.

        Damage or disruption to our distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, or other reasons could impair our ability to distribute our products. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be an adverse effect on our business financial condition or results of operations.

  The cost of the capital available to us and any limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.

        We have a $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time), or (ii) the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. As of July 31, 2010, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources", was $397.1 million, with remaining availability of $133.2 million. We have a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at one-month LIBOR plus 1.0%. As of July 31, 2010, $51.8 million was outstanding under the term loan agreement.

        In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up front to purchase products that we will sell over a multi-month time period. In the event that our cost of capital increases, such as during a period in which we are not in compliance with the fixed charge coverage ratio covenants under our revolving credit facility and our term loan agreement, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

        In addition, each of our credit facility and term loan requires that we comply with various financial tests and imposes certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends. Failure to comply with these covenants could have an adverse affect on our business, financial condition or results of operations.

  Our operating results are subject to significant fluctuations.

        Our operating results may vary significantly from period to period due to:

  •
  demand for our products; including as a result of seasonal fluctuations;

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

        Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

  •
  the products that we distribute in the United States are subject to inspection by the U.S. Food and Drug Administration;

  •
  our warehouse and distribution facilities are subject to inspection by the U.S. Department of Agriculture and state health authorities; and

  •
  the U.S. Department of Transportation and the U.S. Federal Highway Administration regulate our U.S. trucking operations.

        Our Canadian operations are similarly subject to extensive regulation, including the French and English dual labeling requirements applicable to products that we distribute in Canada. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations. In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations. If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls, such as the peanut-related recall in January 2009 and egg recall in August 2010, could have an adverse effect on our business, financial condition or results of operations. Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions. Increased regulation regarding GHG emissions, especially diesel engine emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that such regulation could impose material costs on us which we may be unable to pass on to our customers.

  Product liability claims could have an adverse effect on our business.

        Like any other distributor and processor of food and supplements, we face an inherent risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.

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

        As of July 31, 2010 we had approximately 6,500 full and part-time employees. An aggregate of approximately 5.4% of our total employees, or approximately 350 of the employees at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa and Leicester, Massachusetts facilities, are covered by collective bargaining agreements. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2011, February 2012, March 2013 and June 2011, respectively. We have in the past been the focus of union-organizing efforts. Most recently, on June 8, 2010, the National Labor Relations Board issued a certification of representative notice to UNFI with respect to its Dayville, Connecticut drivers, resulting from an election there in late May 2010. Currently, UNFI management and the union representing the Dayville, Connecticut drivers are engaged in negotiations of a collective bargaining agreement. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with these employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

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

  •
  natural disasters, severe weather conditions or other developments affecting us or our competitors;

  •
  publication of research reports about us or the organic or natural food and non-food product distribution industries generally;

  •
  changes in market valuations of similar companies;

  •
  additions or departures of key management personnel;

  •
  actions by institutional stockholders; and

  •
  speculation in the press or investment community.

        In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We maintained twenty eight distribution centers at fiscal year end which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 7.6 million square feet of space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry.

        Set forth below for each of our distribution facilities is its location and the date on which our lease will expire for those distribution facilities that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned
Auburn, Washington	August 2019
Aurora, Colorado	January 2013
Bridgeport, New Jersey	Owned
Burnaby, British Columbia	October 2013
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire	Owned
Concord, Ontario	December 2014
Dayville, Connecticut	Owned
Fontana, California	February 2012
Greenwood, Indiana	Owned
Harrison, Arkansas	Owned
Iowa City, Iowa	Owned
Lancaster, Texas	July 2020
Leicester, Massachusetts	November 2011
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2011
New Oxford, Pennsylvania	Owned
Philadelphia, Pennsylvania	January 2014
Richmond, British Columbia	August 2022
Ridgefield, Washington	Owned
Rocklin, California	Owned
Sarasota, Florida	July 2017
Scotstown, Quebec	Owned
St. Laurent, Quebec	June 2011
Vernon, California	Owned
York, Pennsylvania	May 2020

        We lease facilities to operate twelve retail stores through our NRG division in Florida, Maryland and Massachusetts and one retail store through our UNFI Canada division, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2013. We will be assuming a lease expiring July 2013 for a 143,000 square foot distribution center in Denver, Colorado in connection with our servicing of Whole Foods Market's Rocky Mountain region.

        We lease office space in Santa Cruz, California, Chesterfield, New Hampshire, Uniondale, New York, Richmond, Virginia, and Providence, Rhode Island, the site of our corporate headquarters. Our leases have been entered into upon terms that we believe to be reasonable and customary. We own office space in Dayville, Connecticut.

        We also lease a warehouse facility in Minneapolis, Minnesota that we acquired in connection with our acquisition of Roots & Fruits Produce Cooperative in 2005. This facility is currently being subleased under an agreement that expires concurrently with our lease termination in November 2016. We also lease offsite storage space in Aurora, Colorado.

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

        The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2010	High	Low
First Quarter	$28.28	$23.03
Second Quarter	29.35	23.29
Third Quarter	31.35	24.71
Fourth Quarter	35.12	28.92
Fiscal 2009
First Quarter	$28.70	$16.57
Second Quarter	22.75	15.46
Third Quarter	24.10	12.83
Fourth Quarter	27.52	21.86

        On July 31, 2010, we had approximately 91 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

        We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing revolving credit facility restrict us from making any cash dividends unless certain conditions and financial tests are met.

        The following table provides information on shares repurchased by the Company during the fourth quarter ended July 31, 2010. For the periods presented, the shares repurchased were withheld to cover certain employee tax withholding obligations on the vesting of restricted stock awards.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
May 2, 2010—June 5, 2010	—	—	—	—
June 6, 2010—July 3, 2010	298	$30.59	—	—
July 4, 2010—July 31, 2010	—	—	—	—

Total	298	$30.59	—	—

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 31, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

        The index of Food Service Distributors and Grocery Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation. PFG was removed from the Peer Group in 2008 following its acquisition by another company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among United Natural Foods, Inc., the NASDAQ Composite Index
and Index of Food Distributors and Wholesalers

*
$100 invested on 7/31/05 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

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

Consolidated Statement of Income Data:(1)	July 31, 2010	August 1, 2009	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands, except per share data)
Net sales	$3,757,139	$3,454,900	$3,365,857	$2,754,280	$2,433,594
Cost of sales	3,060,208	2,794,419	2,731,965	2,244,702	1,967,684

Gross profit	696,931	660,481	633,892	509,578	465,910
Operating expenses	582,029	550,560	541,413	415,337	385,982
Impairment on assets held for sale	—	—	—	756	—

Total operating expenses	582,029	550,560	541,413	416,093	385,982

Operating income	114,902	109,921	92,479	93,485	79,928
Other expense (income):
Interest expense	5,845	9,914	16,133	12,089	11,210
Interest income	(247)	(450)	(768)	(975)	(297)
Other, net	(2,698)	275	(82)	156	(381)

Total other expense	2,900	9,739	15,283	11,270	10,532

Income before income taxes	112,002	100,182	77,196	82,215	69,396
Provision for income taxes	43,681	40,998	28,717	32,062	26,119

Net income	$68,321	$59,184	$48,479	$50,153	$43,277

Per share data—Basic:
Net income	$1.58	$1.38	$1.14	$1.18	$1.04

Weighted average basic shares of common stock	43,184	42,849	42,690	42,445	41,682

Per share data—Diluted:
Net income	$1.57	$1.38	$1.13	$1.17	$1.02

Weighted average diluted shares of common stock	43,425	42,993	42,855	42,786	42,304

Consolidated Balance Sheet Data:	July 31, 2010	August 1, 2009	August 2, 2008	July 28, 2007	July 29, 2006
	(In thousands)
Working capital	$194,190	$169,053	$110,897	$216,518	$182,931
Total assets	1,250,799	1,058,550	1,084,483	800,898	704,551
Total long term debt and capital leases, excluding current portion	48,433	53,858	58,485	65,067	59,716
Total stockholders' equity	$630,447	$544,472	$480,050	$426,795	$363,474

(1)
Includes the effect of acquisitions from the date of acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "goal," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other "forward-looking" information. The important factors listed under "Part I. Item 1A. Risk Factors," as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K could have an adverse effect on our business, results of operations or financial condition.

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

Overview

        We believe we are the leading national distributor of natural, organic and specialty foods and non-food products in the United States and Canada. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international.

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural and organic distribution business, UNFI Specialty, which is our specialty distribution business, Albert's, which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of the Natural Retail Group, which operates our 12 natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

        In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share.

        We have been the primary distributor to Whole Foods Market, for more than 12 years. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we have agreed to acquire certain distribution and related assets of Whole Foods Market Distribution, Inc. previously used in their self distribution of non-perishables in their Rocky Mountain and Southwest regions, and have undertaken to become the primary distributor in these regions. Consummation of the transaction is subject to certain customary closing conditions, and is expected to occur in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. Following the closing of this transaction, we will serve as the primary distributor to Whole Foods Market in all of its regions in the United States. In 2007, our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following Whole Foods Market's merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Market prior to the merger. Whole Foods Market accounted for approximately 35% and 33% of our net sales for the years ended July 31, 2010 and August 1, 2009, respectively.

        On June 11, 2010, we acquired the SDG assets of SunOpta through our wholly-owned subsidiary, UNFI Canada for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market.

        On November 2, 2007, we acquired DHI for total cash consideration of $85.5 million, consisting of the $84.0 million purchase price and $1.5 million of related transaction fees, subject to certain adjustments set forth in the merger agreement. UNFI Specialty operates distribution centers located in Massachusetts and Arkansas, with customers throughout the United States. Through UNFI Specialty's two distribution centers, which provide approximately 1.4 million square feet of warehouse space, as well as our broadline distribution centers where we have integrated specialty products, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items. We believe that the acquisition of DHI accomplished certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, we gained new business with a number of conventional supermarkets during fiscal 2010. We believe that UNFI Specialty's customer base enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

        In order to maintain our market leadership and improve our operating efficiencies, we seek to continually:

  •
  expand our marketing and customer service programs across regions;

  •
  expand our national purchasing opportunities;

  •
  offer a broader product selection;

  •
  offer operational excellence with high service levels and a higher percentage of on-time deliveries;

  •
  centralize general and administrative functions to reduce expenses;

  •
  consolidate systems applications among physical locations and regions;

  •
  increase our investment in people, facilities, equipment and technology;

  •
  integrate administrative and accounting functions; and

  •
  reduce the geographic overlap between regions.

        Our continued growth has allowed us to expand our existing facilities and open new facilities to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.6 million square feet. We opened our Sarasota, Florida warehouse in the first quarter of fiscal 2008 in order to reduce the geographic area served by our Atlanta, Georgia facility. Our 237,000 square foot distribution center in Ridgefield, Washington commenced operations in December 2007 and serves as a regional distribution hub for customers in Portland, Oregon and other Northwest markets. Our 613,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Our newly leased, 675,000 square foot distribution center in York, Pennsylvania, commenced operations in January 2009, and replaces our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. Finally, in July 2010, we commenced operations at a new facility in Lancaster, Texas, which began shipping to customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana in late September 2010.

        Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses. In fiscal 2010, other expense (income) includes a gain of $2.8 million recorded by the Company in the fourth quarter upon settlement of the forward contract entered into by the Company to swap U.S. dollars for Canadian dollars in connection with the purchase of the SDG assets in connection with the purchase of the SDG assets.

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

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $217.1 million and $179.5 million, net of the allowance for doubtful accounts of $6.3 million and $7.0 million, as of July 30, 2010 and August 1, 2009, respectively. Our notes receivable balances were $3.3 million and $4.0 million, net of the allowance for doubtful accounts of $1.4 million and $1.9 million, as of July 31, 2010 and August 1, 2009, respectively.

  Insurance reserves

        It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $15.9 million and $14.7 million as of July 31, 2010 and August 1, 2009, respectively.

  Valuation of goodwill and intangible assets

        We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. Based on future expected cash flows, we test for goodwill impairment at the reporting unit level. Our reporting units are at or one level below the operating segment level. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

        As of July 31, 2010, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed as the fair value of each reporting unit exceeded its carrying value. Approximately 91% of our goodwill is within our wholesale reporting unit. For the wholesale reporting unit, the fair value was more than 50% in excess of its carrying value and none of our reporting units were considered to be at risk of failing step one of the impairment test. Total goodwill as of July 31, 2010 and August 1, 2009 was $186.9 million and $164.3 million, respectively.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. As of our most recent annual impairment test, the fair value of each of our indefinite lived intangible assets was in excess of its carrying value. Our most significant indefinite-lived intangible asset represents approximately 59% of our total indefinite-lived intangible assets and its fair value was approximately 69% in excess of its carrying value. One of our indefinite-lived intangible assets, which represents approximately 2% of our total indefinite-lived intangible assets, had a fair value of less than 10% in excess of its respective carrying value. The projections used in the impairment assessments for this asset assume sales growth of approximately 5% per year, gross margin improvements of approximately 10% over the five year projection and operating expenses which represent a slight improvement over current levels as a percentage of sales. Total indefinite lived intangible assets as of July 31, 2010 and August 1, 2009 were $28.8 million and $27.4 million, respectively.

        Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances indicating that the carrying value of our finite-lived intangibles are not recoverable during 2010. Total finite-lived intangible assets as of July 31, 2010 and August 1, 2009 were $21.4 million and $10.9 million, respectively.

        The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	July 31, 2010	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.5%	80.9%	81.2%

Gross profit	18.5%	19.1%	18.8%

Operating expenses	15.4%	15.9%	16.1%
Impairment on assets held for sale	0.0%	0.0%	0.0%

Total operating expenses	15.4%*	15.9%	16.1%

Operating income	3.1%	3.2%	2.7%

Other expense (income):
Interest expense	0.2%	0.3%	0.5%
Interest income	0.0%	0.0%	0.0%
Other, net	(0.1%)	0.0%	0.0%

Total other expense	0.1%	0.3%	0.5%

Income before income taxes	3.0%	2.9%	2.3%*
Provision for income taxes	1.2%	1.2%	0.9%

Net income	1.8%	1.7%	1.4%

*
Total reflects rounding

        Note: Our 2008 fiscal year included 53 weeks of operations while our 2009 and 2010 fiscal years included 52 weeks of operations.

Fiscal year ended July 31, 2010 compared to fiscal year ended August 1, 2009

  Net Sales

        Our net sales for the fiscal year ended July 31, 2010 increased approximately 8.7%, or $302.2 million, to a record $3.8 billion from $3.5 billion for the year ended August 1, 2009. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division of $283.3 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $22.1 million in sales from our acquisition of UNFI Canada during the fourth quarter of fiscal 2010. Our improvement in net sales also reflected year over year improvement in sales of our specialty products, which had been negatively affected by the difficult economic environment present throughout our 2009 fiscal year. In addition, we believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products.

        Our net sales by customer type for the years ended July 31, 2010 and August 1, 2009 were as follows (in millions):

Customer Type	2010 Net Sales	% of Total Net Sales	2009 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$1,506	40%	$1,445	42%
Supernatural chains	$1,317	35%	$1,143	33%
Conventional supermarkets	$771	21%	$691	20%
Other	$163	4%	$176	5%

Total	$3,757	100%	$3,455	100%

        Net sales to Whole Foods Market for the year ended July 31, 2010 increased by approximately $174 million or 15.2% and accounted for approximately 35% and 33% of our total net sales for the years ended July 31, 2010 and August 1, 2009, respectively. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007. We continue to sell to the Henry's and Sun Harvest locations that were divested by Whole Foods Market when it acquired Wild Oats Markets, and these sales are classified in the conventional supermarket channel. The increase in sales to Whole Foods Market is primarily due to increases in same-store sales.

        Net sales to conventional supermarkets for the year ended July 31, 2010 increased by approximately $80 million, or 11.6% from fiscal 2009 and represented approximately 21% of total net sales in fiscal 2010 compared to 20% in fiscal 2009. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during the year based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as $10.2 million of net sales to conventional supermarkets by UNFI Canada.

        Net sales to our independent retailer channel increased by $61 million, or 4.2% during the year ended July 31, 2010 compared to the year ended August 1, 2009. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

        Other net sales, which include sales to foodservice and international, decreased by approximately $13 million, or 7.4% during the year ended July 31, 2010 and accounted for approximately 4% of total net sales compared to 5% of total net sales for the year ended August 1, 2009.

        During the second half of fiscal 2010 we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2011 to improve over fiscal 2010 in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels, including the impact of becoming Whole Foods Market's primary distributor in its Southwest and Rocky Mountain regions. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. We also believe that our further integration of the specialty business in our markets will continue to allow us to pursue a broader array of customers.

  Gross Profit

        Our gross profit increased approximately 5.5%, or $36.4 million, to $696.9 million for the year ended July 31, 2010, from $660.5 million for the year ended August 1, 2009. Our gross profit as a percentage of net sales was 18.5% for the year ended July 31, 2010 and 19.1% for the year ended August 1, 2009. The change in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel during 2010 compared to 2009. In addition, gross profit as a percentage of net sales during the year ended August 1, 2009 was positively impacted by fuel surcharge revenues and sales of our branded product lines.

        Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the year ended July 31, 2010 approximately $255 million of our total net sales growth was from increased net sales in the conventional supermarket and supernatural channels, while net sales growth from the independent and other channels was approximately $47 million. As a result, approximately 56% of our total net sales in fiscal 2010 were to the conventional supermarket and supernatural channels compared to approximately 53% in fiscal 2009. This change in sales mix from 2009 to 2010 resulted in lower gross profits as a percentage of sales during 2010. We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.

        We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure.

  Operating Expenses

        Our total operating expenses increased approximately 5.7%, or $31.4 million, to $582.0 million for the year ended July 31, 2010, from $550.6 million for the year ended August 1, 2009. The increase in total operating expenses for the year ended July 31, 2010 was primarily due to higher sales volume along with ramp-up costs for on-boarding of certain new customers. Our operating expenses in fiscal 2010 also include approximately $5.2 million in operating expenses for UNFI Canada since the date of acquisition as well as approximately $1.0 million in transaction expenses directly related to the acquisition of the SDG assets from SunOpta. In addition, operating expenses for the year ended July 31, 2010 include severance charges of $0.7 million related to the departure of two former senior officers, expenses of $1.3 million related to the closing of an underperforming retail location, an adjustment of $0.8 million to workers' compensation expense related to a prior year's acquisition, higher share-based compensation expenses, increases to health insurance expense and $1.8 million in labor and other start-up expenses related to our new distribution facility in Lancaster, Texas which should become fully operational in fiscal 2011. These increases were partially offset by on-going cost control measures and lower bad debt expenses in the current year of $1.1 million compared to $4.8 million for the prior year. Unallocated corporate expenses have increased $15.4 million during the year ended July 31, 2010 compared to the year ended August 1, 2009, primarily due to the continued development of a national platform across many functional areas.

        Total operating expenses for fiscal 2010 include share-based compensation expense of $8.1 million, compared to $5.5 million in fiscal 2009. Share-based compensation expense for the year ended July 31, 2010 includes approximately $1.0 million in expense related to the vesting of a performance share-based award granted to our Chief Executive Officer in November of 2008 related to certain financial goals for the period ended July 31, 2010. See Note 3 "Stock Option Plans" to our Consolidated Financial

Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 15.4% for the year ended July 31, 2010, from approximately 15.9% for the year ended August 1, 2009. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility commenced operations in July 2010 and began servicing customers in late September 2010, will further reduce our fuel costs as a percentage of net sales as we will be able to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were primarily served from our facility in Denver, Colorado. We also expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including a national warehouse management and procurement system which was launched in the new Lancaster, Texas facility and is expected to be rolled out in all of our distribution centers by the end of 2012. During the year ended August 1, 2009, we incurred $7.2 million in labor, lease termination, and start-up expenses related to our then new distribution facilities in Moreno Valley, California and York, Pennsylvania and the closing of our East Brunswick, New Jersey facility.

  Operating Income

        Operating income increased approximately 4.5%, or $5.0 million, to $114.9 million for the year ended July 31, 2010, from $109.9 million for the year ended August 1, 2009. As a percentage of net sales, operating income was 3.1% for the year ended July 31, 2010 compared to 3.2% for the year ended August 1, 2009. The increase in operating income is attributable to the decrease in total operating expenses as a percentage of net sales during 2010 compared to 2009, offset by the decrease in gross profit as a percentage of net sales over the same period.

  Other Expense (Income)

        Other expense (income) decreased $6.8 million to $2.9 million for the year ended July 31, 2010, from $9.7 million for the year ended August 1, 2009. Interest expense for the year ended July 31, 2010 decreased to $5.8 million from $9.9 million in the year ended August 1, 2009. The decrease in interest expense was due primarily to lower average debt levels during the year as we managed our inventory balances, as well as the decrease in interest rates in 2010 compared to 2009. While average debt levels were lower in fiscal 2010 when compared to fiscal 2009, our debt level increased significantly in the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets from SunOpta with borrowings under our revolving credit facility. In connection with the expected purchase of the SDG assets, we entered into a forward contract to swap US dollars for Canadian dollars. During the fourth quarter of the fiscal year ended July 31, 2010, we recognized a gain of $2.8 million, which is recorded in other income, upon settlement of the contract. Interest income for the year ended July 31, 2010 decreased to $0.2 million from $0.5 million in the year ended August 1, 2009.

  Provision for Income Taxes

        Our effective income tax rate was 39.0% and 40.9% for the years ended July 31, 2010 and August 1, 2009, respectively. The decrease in the effective income tax rate for the year ended July 31, 2010 is primarily due to tax credits associated with the installation of hydrogen powered lift trucks in our Sarasota, Florida facility. The increase in the effective income tax rate for the year ended August 1, 2009 was primarily due to increases in state taxes. Our effective income tax rate in both fiscal years was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. In fiscal 2011, we expect our effective tax rate to be in the range of 39.0% to 40.0%.

  Net Income

        Reflecting the factors described in more detail above, net income increased $9.1 million to $68.3 million, or $1.57 per diluted share, for the year ended July 31, 2010, compared to $59.2 million, or $1.38 per diluted share, for the year ended August 1, 2009.

Fiscal year ended August 1, 2009 compared to fiscal year ended August 2, 2008

  Net Sales

        Our net sales increased approximately 2.6%, or $89.0 million, to a record $3.5 billion for the year ended August 1, 2009, from $3.4 billion for the year ended August 2, 2008, which included an extra week. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale distribution division of $82.9 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and added value services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of product sales from the three branded product lines we acquired during fiscal 2009. We acquired DHI on November 2, 2007, and therefore our results for the year ended August 2, 2008 include amounts attributable to this business for only approximately nine months.

        Our net sales by customer type for the years ended August 1, 2009 and August 2, 2008 were as follows (in millions):

Customer Type	2009 Net Sales	% of Total Net Sales	2008 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$1,445	42%	$1,420	42%
Supernatural chains	$1,143	33%	$1,042	31%
Conventional supermarkets	$691	20%	$756	23%
Other	$176	5%	$148	4%

Total	$3,455	100%	$3,366	100%

        Whole Foods Market accounted for approximately 33% and 31% of our net sales for the years ended August 1, 2009 and August 2, 2008, respectively. Whole Foods Market is our only supernatural chain following its acquisition of Wild Oats Markets in August 2007. We continue to sell to the Henry's and Sun Harvest locations that were divested by Whole Foods Market when it acquired Wild Oats Markets, and these sales are classified in the conventional supermarket channel.

        Net sales to conventional supermarkets for the year ended August 1, 2009 decreased by approximately $65 million, or 8.6% from fiscal 2008 and represented approximately 20% of total net sales in fiscal 2009 compared to 23% in fiscal 2008. The decrease in sales to the conventional supermarket channel is the result of customer losses within UNFI Specialty that were in process before our acquisition of DHI.

        Net sales to our independent retailer channel increased by $25 million, or 1.8% during the year ended August 1, 2009 compared to the year ended August 2, 2008. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels.

        Other net sales, which include sales to foodservice and international, increased by approximately $28 million or 18.9% during the year ended August 1, 2009 and accounted for approximately 5% of total net sales compared to 4% of total net sales for fiscal 2008.

  Gross Profit

        Our gross profit increased approximately 4.2%, or $26.6 million, to $660.5 million for the year ended August 1, 2009, from $633.9 million for the year ended August 2, 2008. Our gross profit as a percentage of net sales was 19.1% for the year ended August 1, 2009 and 18.8% for the year ended August 2, 2008. Gross profit as a percentage of net sales during the year ended August 1, 2009 was positively impacted by sales from UNFI Specialty, fuel surcharge revenues of $8.2 million, and sales of our branded product lines.

        We continue to expect UNFI Specialty's full service supermarket model to generate a higher gross margin over the long-term in our core distribution business; however, we also expect to incur higher operating expenses in providing those services. Under this model, we provide services typically performed by supermarket employees to our customers, such as stocking shelves, placing sales orders and rotating out damaged and expired products. We expect this benefit will be offset in part by other conventional supermarket and supernatural business which does not require this full service model, and therefore provides a lower gross margin percentage.

  Operating Expenses

        Our total operating expenses increased approximately 1.7%, or $9.1 million, to $550.6 million for the year ended August 1, 2009, from $541.4 million for the year ended August 2, 2008. The increase in total operating expenses for the year ended August 1, 2009 was primarily due to increases of $7.1 million in information technology expenses, a $7.1 million increase in health insurance expenses, a $3.5 million increase in fixed asset depreciation and a $1.0 million increase in amortization expense related to certain of our intangibles resulting from the purchase of DHI, partially offset by expense control programs across all of the Company's divisions. We were able to partially offset the effect of rising fuel prices by increasing delivery sizes, improving route design and by opening new facilities which reduce the total distance traveled to customers.

        Total operating expenses for fiscal 2009 includes share-based compensation expense of $5.5 million, compared to $4.7 million in fiscal 2008. See Note 3 "Stock Option Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 15.9% for the year ended August 1, 2009, from approximately 16.1% for the year ended August 2, 2008. The decrease in operating expenses as a percentage of net sales was primarily attributable to expense control programs, as well as lower operating expenses related to UNFI Specialty. During the year ended August 1, 2009, we incurred $7.2 million in labor, lease termination, and start-up expenses related to our new distribution facilities in Moreno Valley, California and York, Pennsylvania and the closing of our East Brunswick, New Jersey facility. We incurred higher operating expenses during the year ended August 2, 2008 related to our branded product lines, as we built our infrastructure to support anticipated new business, and $6.3 million in labor start-up expenses related to our then new distribution facilities in Sarasota, Florida, Ridgefield, Washington, Moreno Valley, California and York, Pennsylvania. We expect that the opening of new facilities will contribute efficiencies and lead to lower operating expenses related to sales over the long-term. As noted above, however, we expect to continue to incur operating expenses higher than we historically have experienced as a result of UNFI Specialty's full service supermarket model.

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

  Provision for Income Taxes

        Our effective income tax rate was 40.9% and 37.2% for the years ended August 1, 2009 and August 2, 2008, respectively. The increase in the effective income tax rate for the year ended August 1, 2009 was primarily due to increases in state taxes. The effective income tax rate for the year ended August 2, 2008 was lower than our historical effective rate primarily due to tax credits associated with the solar panel installation projects at our Rocklin, California and Dayville, Connecticut distribution facilities. This decrease was offset by an increase in our effective income tax rate due to the acquisition of DHI. Our effective income tax rate in both fiscal years was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

  Net Income

        Net income increased $10.7 million to $59.2 million, or $1.38 per diluted share, for the year ended August 1, 2009, compared to $48.5 million, or $1.13 per diluted share, for the year ended August 2, 2008.

Liquidity and Capital Resources

        We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We feel that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $30 million to $50 million in cash flow from operations per year for the 2011 and 2012 fiscal years. We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs. We intend to manage capital expenditures to no more than approximately 1% of net sales for the 2011 and 2012 fiscal years. We plan to assess our existing revolving credit facility and our financing needs once the facility draws closer to its maturity date in November 2012.

        On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the revolving credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI. On November 27, 2007, we amended this facility to increase the maximum borrowing base under the revolving credit facility from $270 million to $400 million, and provide the Company with a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. In connection with this amendment, we also entered into a securities pledge agreement pursuant to which we and DHI pledged to the administrative agent all of our or DHI's right, title and interest in and to the equity interests in our subsidiaries, whether then existing or thereafter acquired. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of July 31, 2010, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $397.1 million. As of July 31, 2010, we had $242.6 million outstanding under our credit facility, $20.0 million in letter of credit commitments and $1.3 million in reserves which generally reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. When our borrowing base as calculated above is equal to $400 million, reserves do not reduce available borrowing capacity. Our resulting remaining availability was $133.2 million as of July 31, 2010.

        In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million, decreased the rate at which interest accrues to one-month LIBOR plus 1.00%, and extended the maturity date to July 28, 2012. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of July 31, 2010, $51.8 million was outstanding under the term loan agreement.

        On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the "Fixed Charge Coverage Ratio Covenants"), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenants, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the fiscal year ended July 31, 2010. The principal reason for our earlier noncompliance with the Fixed Charge Coverage Ratio Covenants was the high level of capital expenditures we made in the trailing twelve month period ended April 26, 2008. In April 2009, we further amended our revolving credit facility and our term loan agreement, effective as of February 25, 2009, in order to update certain information as a result of our stock purchase acquisitions completed during fiscal year 2009 and provided similar updated information in June 2010 in connection with our acquisition of the SDG assets.

        In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $51.8 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.31% as of July 31, 2010. The swap agreement qualifies as an "effective" hedge under ASC 815, Derivatives and Hedging.

        Our capital expenditures for the 2010 fiscal year were $55.1 million. We believe that our capital requirements for fiscal 2011 will be between $42 and $45 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements will be lower than our anticipated fiscal 2011 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $66.1 million for the year ended July 31, 2010, a decrease of $42.2 million from the $108.3 million provided by operations for the year ended August 1, 2009. The primary reasons for the decrease in cash flows from operations for the year ended July 31, 2010 were an increase in inventories of $55.8 million due to our sales growth during the year and the inventory build-up for our new facility in Lancaster, Texas. Net cash provided by operations of $108.3 million for the year ended August 1, 2009 was primarily the result of an increase in net income and a decrease in inventories. Net cash provided by operations of $9.1 million for the year ended August 2, 2008 was the result of net income of $48.5 million, the $58.1 million investment in inventories, and the $8.3 million decrease in accounts payable. Days in inventory was 50 days at July 31, 2010 and 52 days at August 1, 2009. Days sales outstanding improved slightly to 20 days at July 31, 2010, compared to 21 days at August 1, 2009. Working capital increased by $25.1 million, or 14.9%, to $194.2 million at July 31, 2010, compared to working capital of $169.1 million at August 1, 2009.

        Net cash used in investing activities increased $81.9 million to $118.7 million for the year ended July 31, 2010, compared to $36.8 million for the year ended August 1, 2009. The increase from the fiscal year ended August 1, 2009 was primarily due to the purchase of the SDG assets from SunOpta, as well as capital expenditures related to our new leased Lancaster, Texas facility including our supply chain initiatives related to warehouse management software which are going live with this facility. Net cash used in investing activities was $158.9 million for the year ended August 2, 2008. The decrease in the fiscal year ended August 1, 2009 compared to the fiscal year ended August 2, 2008 was primarily due to the fiscal 2008 purchase of DHI included in purchases of acquired businesses, net of cash.

        Net cash provided by financing activities was $56.0 million for the year ended July 31, 2010, primarily due to borrowings on notes payable of $42.6 million. Net cash used in financing activities was $86.6 million for the year ended August 1, 2009, primarily due to repayments on borrowings under notes payable. Net cash provided by financing activities was $158.1 million for the year ended August 2, 2008, primarily due to financing related to our acquisition of DHI, partially offset by repayments on long-term debt.

        On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made during the year ended August 2, 2008, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. During the fiscal year ended July 31, 2010, the Company issued 201,814 treasury shares related to stock option exercises and the vesting of restricted stock units and awards.

        We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended July 31, 2010 and August 1, 2009, we had no outstanding commodity swap agreements.

        In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of July 31, 2010, we had entered into agreements which require us to purchase a total of approximately 2.8 million gallons of diesel fuel through July 2011 at prices ranging from $2.27 to $2.93 per gallon. As of August 1, 2009, we had entered into agreements which required us to purchase a total of 200,000-242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon through July 2010. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of July 31, 2010:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$27,801	$27,801	—	—	—
Diesel fuel purchase commitments	6,739	6,739	—	—	—
Notes payable	242,570	—	$242,570	—	—
Long-term debt	53,466	5,033	47,799	$634	—
Deferred compensation	13,964	1,159	2,491	2,455	7,859
Long-term non-capitalized leases	249,269	41,293	69,763	54,845	83,368

Total	$593,809	$82,025	$362,623	$57,934	$91,227

        The notes payable, long-term debt and non-capitalized lease obligations shown above exclude interest payments due. The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

        We had outstanding letters of credit of approximately $20.0 million at July 31, 2010.

        Assets mortgaged amounted to approximately $102.0 million at July 31, 2010.

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

Recently Issued Financial Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("ASC 820-65-4"), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and 820-65-2 effective August 3, 2008, and adopted ASC 820-65-4 effective August 1, 2009. These adoptions did not have a material effect on our consolidated financial statements. We adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany our consolidated financial statements.

        In February 2007, the FASB issued ASC 825, Financial Instruments ("ASC 825"). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The statement is effective for fiscal years beginning after November 15, 2007. As of May 1, 2010, we have not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

        In December 2007, the FASB issued ASC 805, Business Combinations ("ASC 805"). ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a "fair value" model rather than a "cost allocation" model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a "bargain" purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any non-controlling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as "negative goodwill") in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. We have applied ASC 805 to the SunOpta Transaction and will apply ASC 805 to any future acquisitions.

        In December 2007, the FASB issued ASC 810, Consolidation ("ASC 810"). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on our consolidated financial statements.

        In April 2008, the FASB issued ASC 350-30, Determination of the Useful Life of Intangible Assets ("ASC 350-30"). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles—Goodwill and Other. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30 did not have a material effect on our consolidated financial statements.

        In June 2008, the FASB issued ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("ASC 260-10"). ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260-10 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform. The adoption of ASC 260-10 did not have a material effect on our consolidated financial statements in the periods presented.

        In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments ("ASC 825-10-65"). ASC 825-10-65 requires disclosure about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to ASC 825-10-65, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. ASC 825 is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on our consolidated financial statements.

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

        At July 31, 2010, we were a party to one interest rate swap agreement, which relates to our $75 million term loan agreement and which we entered into during August 2005 (the "2005 swap"). We account for the 2005 swap using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. The 2005 swap requires us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million, while receiving interest for the same period at one-month LIBOR on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $51.8 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at July 31, 2010, we recorded a liability of $2.5 million representing the fair value of the swap. We do not enter into derivative agreements for trading purposes.

        At July 31, 2010, we had long-term floating rate debt of $51.8 million and long-term fixed rate debt of $1.6 million, representing approximately 97% and 3%, respectively, of our long-term debt. At August 1, 2009, we had long-term floating rate debt of $56.9 million and long-term fixed rate debt of $2.0 million, representing 97% and 3%, respectively, of our long-term debt. Holding other swap terms and debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $9,000 and $14,000 at July 31, 2010 and August 1, 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (the "Company") as of July 31, 2010 and August 1, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended July 31, 2010. We also have audited the Company's internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 31, 2010 and August 1, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        United Natural Foods, Inc. acquired certain Canadian food distribution assets of the SunOpta Distribution Group business ("UNFI Canada") during 2010, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2010, UNFI Canada's internal control over financial reporting associated with total assets of $87.0 million (of which $36.3 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $22.1 million included in the consolidated financial statements of the Company as of and for the year ended July 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of UNFI Canada.

Providence, Rhode Island
September 27, 2010

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2010	August 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,802	$10,269
Accounts receivable, net of allowance of $6,253 and $6,984, respectively	217,097	179,455
Notes receivable, trade, net of allowance of $135 and $380, respectively	3,111	1,799
Inventories	439,702	366,611
Prepaid expenses and other current assets	21,793	16,423
Deferred income taxes	20,560	18,074

Total current assets	716,065	592,631
Property & equipment, net	279,255	242,051
Goodwill	186,925	164,333
Intangible assets, net of accumulated amortization of $5,569 and $3,806, respectively	50,201	38,358
Notes receivable, trade, net of allowance of $1,304 and $1,512, respectively	235	2,176
Other	18,118	19,001

Total assets	$1,250,799	$1,058,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$242,570	$200,000
Accounts payable	192,331	155,211
Accrued expenses and other current liabilities	81,941	63,347
Current portion of long-term debt	5,033	5,020

Total current liabilities	521,875	423,578
Long-term debt, excluding current portion	48,433	53,858
Deferred income taxes	20,598	12,297
Other long-term liabilities	29,446	24,345

Total liabilities	620,352	514,078

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 43,558 issued and 43,531 outstanding shares at July 31, 2010; 43,237 issued and 43,008 outstanding shares at August 1, 2009	435	432
Additional paid-in capital	188,727	175,182
Treasury stock	(708)	(6,092)
Unallocated shares of Employee Stock Ownership Plan	(713)	(877)
Accumulated other comprehensive loss	(1,155)	(1,623)
Retained earnings	443,861	377,450

Total stockholders' equity	630,447	544,472

Total liabilities and stockholders' equity	$1,250,799	$1,058,550

See notes to accompanying consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal year ended
	July 31, 2010	August 1, 2009	August 2, 2008
Net sales	$3,757,139	$3,454,900	$3,365,857
Cost of sales (Note 1)	3,060,208	2,794,419	2,731,965

Gross profit	696,931	660,481	633,892

Operating expenses	582,029	550,560	541,413

Total operating expenses	582,029	550,560	541,413

Operating income	114,902	109,921	92,479

Other expense (income):
Interest expense	5,845	9,914	16,133
Interest income	(247)	(450)	(768)
Other, net	(2,698)	275	(82)

Total other expense	2,900	9,739	15,283

Income before income taxes	112,002	100,182	77,196
Provision for income taxes	43,681	40,998	28,717

Net income	$68,321	$59,184	$48,479

Basic per share data:
Net income	$1.58	$1.38	$1.14

Weighted average basic shares of common stock	43,184	42,849	42,690

Diluted per share data:
Net income	$1.57	$1.38	$1.13

Weighted average diluted shares of common stock	43,425	42,993	42,855

See notes to accompanying consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Unallocated Shares of ESOP		Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at July 28, 2007	43,051	$431	229	$(6,092)	$163,473	$(1,203)	$399	$269,787	$426,795

Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	49	—			920				920
Share-based compensation					4,674				4,674
Tax benefit associated with stock plans					171				171
Fair value of swap agreements, net of tax							(1,152)		(1,152)
Net income								48,479	48,479

Total comprehensive income									47,327

Balances at August 2, 2008	43,100	431	229	(6,092)	169,238	(1,040)	(753)	318,266	480,050

Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	137	1			1,038				1,039
Share-based compensation					5,504				5,504
Tax expense associated with stock plans					(598)				(598)
Fair value of swap agreement, net of tax							(870)		(870)
Net income								59,184	59,184

Total comprehensive income									58,314

Balances at August 1, 2009	43,237	432	229	(6,092)	175,182	(877)	(1,623)	377,450	544,472

Allocation of shares to ESOP						164			164
Stock option exercises and restricted stock vestings, net	321	3	(202)	5,384	3,666			(1,910)	7,143
Share-based compensation					8,057				8,057
Tax benefit associated with stock plans					1,822				1,822
Fair value of swap agreements, net of tax							128		128
Foreign currency translation							340		340
Net income								68,321	68,321

Total comprehensive income									68,789

Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447

See notes to accompanying consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 31, 2010	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,321	$59,184	$48,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,483	27,029	22,544
Loss on disposals of property and equipment	229	262	158
Deferred income tax expense	5,061	239	2,257
Unrealized gain on foreign exchange	(61)	—	—
Realized gain on hedge related to Canadian acquisition	(2,814)	—	—
Excess tax benefits from share-based payment arrangements	(1,822)	(234)	(171)
Provision for doubtful accounts	1,149	4,759	2,707
Share-based compensation	8,057	5,504	4,674
Gain on forgiveness of loan	—	—	(157)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(21,599)	(3,950)	(8,339)
Inventories	(55,803)	30,398	(58,112)
Prepaid expenses and other assets	(4,444)	(2,729)	(6,434)
Notes receivable, trade	1,160	(652)	713
Accounts payable	19,620	(13,836)	(8,319)
Accrued expenses	21,595	2,349	9,129

Net cash provided by operating activities	66,132	108,323	9,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,109)	(32,353)	(51,083)
Purchases of acquired businesses, net of cash acquired	(66,556)	(4,495)	(107,812)
Cash proceeds from hedge related to Canadian acquisition	2,814	—	—
Proceeds from disposals of property and equipment	180	98	—

Net cash used in investing activities	(118,671)	(36,750)	(158,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under notes payable	42,570	(88,050)	168,050
Repayments of long-term debt	(5,412)	(4,634)	(8,332)
Increase (decrease) in bank overdraft	9,982	8,494	(1,435)
Proceeds from exercise of stock options	8,481	1,573	1,379
Payment of employee restricted stock tax withholdings	(1,338)	(535)	(459)
Excess tax benefits from share-based payment arrangements	1,822	234	171
Payments on life insurance policy loans	—	(3,072)	—
Capitalized debt issuance costs	(68)	(647)	(1,285)

Net cash provided by (used in) financing activities	56,037	(86,637)	158,089

Effect of exchange rate changes on cash	35	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,533	(15,064)	8,323
Cash and cash equivalents at beginning of period	10,269	25,333	17,010

Cash and cash equivalents at end of period	$13,802	$10,269	$25,333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,465	$9,094	$16,469

Federal and state income taxes, net of refunds	$35,538	$43,978	$27,618

See notes to accompanying consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SIGNIFICANT ACCOUNTING POLICIES

  (a)
  Nature of Business

        United Natural Foods, Inc. and subsidiaries (the "Company") is a leading distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

  (b)
  Basis of Presentation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        The fiscal year of the Company ends on the Saturday closest to July 31. As such, fiscal 2010, 2009 and 2008 ended on July 31, 2010, August 1, 2009, and August 2, 2008, respectively. Fiscal 2008 was a 53-week year, and fiscal 2010 and 2009 were 52-week years. Our interim quarters consist of 13 weeks, except for the fourth quarter of fiscal 2008, which consisted of 14 weeks.

        Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. In fiscal 2010, other expense (income) includes the gain recorded by the Company upon settlement of a forward contract entered into by the Company to swap U.S. dollars for Canadian dollars.

  (c)
  Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less.

  (d)
  Inventories and Cost of Sales

        Inventories consists primarily of finished goods and are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Allowances received from suppliers are recorded as reductions in cost of sales upon the sale of the related products.

  (e)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. Interest capitalized for each of the years ended July 31, 2010, August 1, 2009 and August 2, 2008 was less than $0.1 million, $0.3 million and $0.7 million, respectively.

        Property and equipment consisted of the following at July 31, 2010 and August 1, 2009:

	Original Estimated Useful Lives (Years)	2010	2009
	(In thousands, except years)
Land		$14,944	$14,920
Buildings and improvements	20-40	166,235	160,947
Leasehold improvements	5-20	58,740	53,820
Warehouse equipment	3-30	88,720	83,000
Office equipment	3-10	67,409	50,831
Motor vehicles	3-7	4,602	4,668
Construction in progress		36,415	10,356

		437,065	378,542
Less accumulated depreciation and amortization		157,810	136,491

Net property and equipment		$279,255	$242,051

        Depreciation expense amounted to $25.0 million, $24.1 million and $20.6 million for the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008, respectively.

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

        Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the reporting date to be recognized. The Company did not record any cumulative effect adjustment related to the adoption of ASC 740 on July 29, 2007. The Company's policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of this adoption.

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

  (h)
  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	5-11 years
Non-compete agreements	2-4 years
Trademarks and tradenames	5-27 years

        Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. Based on future expected cash flows, we test for goodwill impairment at the reporting unit level. Our reporting units are at or one level below the operating segment level. Approximately 91% of our goodwill is within our wholesale reporting unit. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. As of July 31, 2010, the Company's annual assessment of each of its reporting units and indefinite lived intangible assets indicated that no impairment existed.

        The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of August 2, 2008	$154,120	$16,489	$170,609
Goodwill adjustment for final DHI valuation	(7,150)	—	(7,150)
Goodwill arising from business combinations	—	874	874

Goodwill as of August 1, 2009	146,970	17,363	164,333
Goodwill adjustment for DHI restructuring activities, net of tax of $663	(987)	—	(987)
Goodwill adjustment for final opening balance sheet adjustments for 2009 acquisitions	—	(32)	(32)
Goodwill arising from business combinations	23,485	—	23,485
Change in foreign exchange rates	126		126

Goodwill as of July 31, 2010	$169,594	$17,331	$186,925

        The following table presents details of the Company's other intangible assets (in thousands):

	July 31, 2010			August 1, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$23,079	$3,829	$19,250	$10,730	$2,347	$8,383
Non-compete agreements	1,751	1,674	77	1,780	1,332	448
Trademarks and tradenames	2,233	207	2,026	2,233	127	2,106

Total amortizing intangible assets	27,063	5,710	21,353	14,743	3,806	10,937
Indefinite lived intangible assets:
Trademarks and tradenames	28,848	—	28,848	27,421	—	27,421

Total	$55,911	$5,710	$50,201	$42,164	$3,806	$38,358

        Amortization expense was $1.9 million, $2.4 million and $1.5 million for the years ended July 31, 2010, August 1, 2009 and August 2, 2008, respectively. The estimated future amortization expense for the next five fiscal years on finite lived intangible assets existing as of July 31, 2010 is shown below:

Fiscal Year:	(In thousands)
2011	$2,608
2012	2,531
2013	2,579
2014	2,531
2015	2,530

$12,779

  (i)
  Revenue Recognition and Concentration of Credit Risk

        The Company records revenue upon delivery of products. Revenues are recorded net of applicable sales discounts and estimated sales returns. Sales incentives provided to customers are accounted for as reductions in revenue as the related revenue is recorded. The Company's sales are primarily to customers located throughout the United States and Canada.

        Whole Foods Market, Inc. ("Whole Foods Market") was the Company's largest customer in fiscal 2010 and 2009. Whole Foods Market and Wild Oats Markets, Inc. ("Wild Oats Markets") were the Company's largest two customers in fiscal 2008. In August 2007, Whole Foods Market and Wild Oats Markets completed their previously-announced merger, and as a result, Wild Oats Markets became a wholly-owned subsidiary of Whole Foods Market. Whole Foods Market sold all thirty-five of Wild Oats Markets' Henry's and Sun Harvest store locations to a subsidiary of Smart & Final Inc. on September 30, 2007. Whole Foods Market accounted for approximately 35%, 33%, and 31% of our net sales for the years ended July 31, 2010, August 1, 2009 and August 2, 2008. There were no other customers that individually generated 10% or more of the Company's net sales.

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

	July 31, 2010		August 1, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$13,802	$13,802	$10,269	$10,269
Accounts receivable	217,097	217,097	179,455	179,455
Notes receivable	3,346	3,346	3,975	3,975
Liabilities:
Notes payable	242,570	242,570	200,000	200,000
Long term debt, including current portion	53,466	53,456	58,878	59,015
Swap agreements:
Interest rate swap	(2,493)	(2,493)	(2,717)	(2,717)
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

  (m)
  Share-Based Compensation

        The Company adopted ASC 718, Stock Compensation, effective August 1, 2005. ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over four years from the grant date and grants to our Board of Directors vest ratably over two years with one third vesting immediately. The performance units granted to the Company's President and Chief Executive Officer during fiscal 2009 vested following the end of fiscal 2010 in accordance with the terms of the related Performance Unit agreement. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.

        ASC 718 also requires that compensation expense be recognized for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee and director termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.

        The Company receives an income tax deduction for grants of restricted stock awards and restricted stock units when they vest and for stock options exercised by employees equal to the excess of the market value of our common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are presented as a cash flow provided by financing activities with a corresponding cash flow used in operating activities in the accompanying consolidated statement of cash flows.

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

	Fiscal Years ended
	July 31, 2010	August 1, 2009	August 2, 2008
	(In thousands)
Basic weighted average shares outstanding	43,184	42,849	42,690
Net effect of dilutive common stock equivalents based upon the treasury stock method	241	144	165

Diluted weighted average shares outstanding	43,425	42,993	42,855

Potential anti-dilutive share-based payment awards excluded from the computation above	791	1,436	1,052

  (o)
  Comprehensive Income (Loss)

        Comprehensive income is reported in accordance with ASC 200, Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges, as well as foreign currency translation related to the translation of UNFI Canada from the functional currency of Canadian dollars to our U.S. dollar reporting currency. For all periods presented, we display comprehensive income (loss) and its components as part of the consolidated statements of stockholders' equity.

  (p)
  Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the creation and operation of UNFI Canada, exchange rates. The Company generally uses derivatives principally in the management of interest rate and fuel price exposure. However, during the fiscal year ended July 31, 2010, the Company utilized a foreign currency derivative to reduce exposure to exchange rate movements related to its planned purchase of the assets of the SDG business, which was denominated in Canadian dollars. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

  (q)
  Shipping and Handling Fees and Costs

        The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $218.2 million, $214.0 million and $227.5 million for the fiscal year ended July 31, 2010, August 1, 2009 and August 2, 2008, respectively.

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

  (s)
  Operating Lease Expenses

        The Company records lease payments via the straight-line method. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes the total minimum lease payments on a straight-line basis over the lease term.

  (t)
  Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 820. ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-65-1, Effective Date of ASC 820 ("ASC 820-65-1") which delayed the effective date of ASC 820 by one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. In October 2008, the FASB issued ASC 820-10-65-2, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("ASC 820-65-2"), which clarifies the application of ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("ASC 820-65-4"), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 and ASC 820-65-2 effective August 3, 2008, and adopted ASC 820-65-4 effective August 1, 2009. These adoptions did not have a material effect on the Company's consolidated financial statements. The Company fully adopted ASC 820, including the provisions related to the fair value of goodwill, other intangible assets, and non-financial long-lived assets effective August 2, 2009, which did not have a material effect on the disclosures that accompany the Company's consolidated financial statements. Refer to Note 8 for further discussion regarding the adoption of ASC 820.

        In February 2007, the FASB issued ASC 825, Financial Instruments ("ASC 825"). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The statement is effective for fiscal years beginning after November 15, 2007. As of July 31, 2010, the Company has not elected to adopt the fair value option under ASC 825 for any financial instruments or other items.

        In December 2007, the FASB issued ASC 805, Business Combinations ("ASC 805"). ASC 805 continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. ASC 805 requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a "fair value" model rather than a "cost allocation" model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. ASC 805 also defines a "bargain" purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any non-controlling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as "negative goodwill") in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. The Company has applied ASC 805 to the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. ("SunOpta") (the "SDG assets") acquired by the Company's Canadian subsidiary on June 11, 2010 and as described in more detail in Note 2, and will apply ASC 805 to any other acquisitions that are made in the future.

        In December 2007, the FASB issued ASC 810, Consolidation ("ASC 810"). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material effect on the Company's consolidated financial statements.

        In April 2008, the FASB issued ASC 350-30, Determination of the Useful Life of Intangible Assets ("ASC 350-30"). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles—Goodwill and Other. The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30 did not have a material effect on the Company's consolidated financial statements.

        In June 2008, the FASB issued ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("ASC 260-10"). ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260-10 requires that all earnings per share data presented for prior periods be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform. The adoption of ASC 260-10 did not have a material effect on the Company's consolidated financial statements in the periods presented.

        In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments ("ASC 825-10-65"). ASC 825-10-65 requires disclosure about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to ASC 825-10-65, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. ASC 825 is effective for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company's consolidated financial statements.

(2)   ACQUISITIONS

  Wholesale Segment

        On June 11, 2010, we acquired the SDG assets, through our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"). Total cash consideration paid in connection with the acquisition was $65.8 million, subject to certain adjustments for working capital balances as set forth in the asset purchase agreement. This acquisition was financed through borrowings under the Company's existing revolving credit facility.

        The following table summarizes the consideration paid for the acquisition and the estimated fair values of assets acquired and liabilities assumed recognized at the acquisition date based on a preliminary valuation and purchase price allocation:

(In thousands)
Total current assets	$35,106
Property & equipment	7,512
Customer relationships and other intangible assets	13,059
Goodwill	23,485

Total assets	$79,162
Liabilities	13,385

Cash consideration paid	$65,777

        The translation of the consideration paid and the preliminary purchase price allocation above from the functional currency of Canadian dollars to U.S. dollars was performed utilizing the June 11, 2010 spot rate of $0.9673. The Company is still completing the final valuation of the acquired fixed assets and intangibles, as well as final settlement of the working capital adjustment. The preliminary purchase price allocation was based upon a provisional valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair values, upon finalization of the valuation analyses, will change the amount of the purchase price allocable to goodwill. The preliminary fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships with a preliminary estimated fair value of $12.3 million and the Aux Milles tradename with a preliminary estimated fair value of approximately $0.8 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately 11 years and the Aux Milles tradename is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on certain information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. With this acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada and now have an immediate platform for growth in the Canadian market. The preliminary goodwill of $23.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales in the Canadian market and expanded vendor relationships. Of the preliminary amount of goodwill recorded, approximately $17.7 million is expected to be deductible for tax purposes.

        Acquisition costs related to the establishment of UNFI Canada and the subsequent purchase of SDG were approximately $1.0 million, and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. Net sales from the acquisition included in our results since June 11, 2010, totaled $22.1 million for the year ended July 31, 2010 and earnings were not significant to the Company's consolidated earnings. Total assets of UNFI Canada were approximately $87.0 million as of July 31, 2010.

        On November 2, 2007, the Company acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("DHI"), a distributor of specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items from dedicated distribution centers located in Massachusetts and Arkansas, as well as certain of our broadline distribution centers, to customers throughout the United States and Canada. With recent wins in the conventional supermarket channel, the Company believes that the acquisition of DHI accomplished certain strategic objectives, including accelerating the expansion into a number of historically high-growth business channels and establishing immediate market share in the fast-growing specialty foods market. The Company also believes that the acquisition of DHI provides valuable strategic opportunities enabling the Company to further leverage its existing and future relationships in the supermarket business channel and that DHI's complementary product lines present opportunities for cross-selling which will further grow the Company's wholesale distribution business. These factors contributed to the purchase price that resulted in goodwill, as further noted below. Of the total amount of goodwill recorded, approximately $9.3 million is deductible for tax purposes.

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

        During the year ended August 1, 2009, the Company completed the final purchase price allocation for its acquisition of DHI with the assistance of a third-party valuation firm's independent appraisal of the fair value of certain assets acquired. As a result of the final purchase price allocation, during the year ended August 1, 2009, goodwill decreased by approximately $7.2 million, primarily due to an adjustment of $5.6 million to the valuation of certain intangibles, as well as adjustments to certain deferred tax assets and liabilities. The following table presents the final allocation of fair values of assets and liabilities recorded in connection with the DHI acquisition, including adjustments recorded in fiscal 2010:

(In thousands)
Total current assets	$42,727
Property & equipment	12,516
Customer relationships and other intangible assets	11,610
Goodwill	81,951
Other assets	2,861

151,665
Liabilities	66,147

Cash consideration paid	$85,518

        The Company has undertaken certain restructuring activities at DHI. These activities, which include reductions in staffing and the planned elimination of a facility, were accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $7.6 million was included in other long-term liabilities for the fiscal year ended August 1, 2009. This liability was reduced in fiscal 2010 by $1.7 million ($1.0 million net of tax) due to an adjustment in the timeline of the planned restructuring activities.

  Other Segment

        During the fiscal year ended July 31, 2010, the Company made certain adjustments to the opening balance sheets recorded for the three branded product companies purchased during the fiscal year ended August 1, 2009, which the company includes in the "other" category. See Note 14 "Business Segments" for a description of the Company's reportable segment and the "other" category. As a result of these final allocations, intangibles increased by approximately $0.6 million, primarily due to adjustments of certain current assets and accrued expenses and ongoing royalty payments which are considered contingent consideration and therefore increase the intangible balance.

        During the fiscal year ended August 1, 2009, the Company acquired substantially all of the assets and liabilities of three branded product companies, which the Company includes in the "other" category. The total cash consideration paid for these product lines was approximately $4.5 million. Approximately $0.9 million in goodwill was recorded in connection with the acquisitions. The cash paid was financed by borrowings under the Company's existing revolving credit facility.

        During the fiscal year ended August 2, 2008, the Company acquired substantially all of the assets and liabilities of three branded product companies and one retail store outside of the wholesale segment. The total cash consideration paid for these branded product companies and this retail store was approximately $23.3 million. No goodwill was recorded in connection with these branded product company acquisitions. Goodwill of $0.6 million was recorded during the fiscal year ended August 2, 2008 in connection with the retail store acquisition. Other intangible assets in the amount of $20.5 million were recorded in connection with these acquisitions during the fiscal year ended August 2, 2008, which included $19.9 million in trademarks and tradenames and $0.6 million in non-compete agreements. The cash paid was financed by borrowings under the Company's existing revolving credit facility.

  Pro Forma Financial Information

        The results of operations of all acquired companies have been included in the Company's consolidated statements of income since the respective dates of acquisition. The following table presents the Company's unaudited pro forma results of operations assuming that the acquisitions made during fiscal 2008 had occurred as of the beginning of fiscal 2007, which are the only acquisitions that meet the threshold for pro forma disclosure. The following pro forma results do not include any cost savings that may result from the combination of the acquired companies and the Company.

Fiscal Year Ended
August 2, 2008
(in thousands)
Net Sales	$3,438,903
Income before Income taxes	68,070
Net Income	42,748
Earnings per common share
Basic	$1.00
Diluted	$1.00

(3)   EQUITY PLANS

        Effective August 1, 2005, the Company adopted the fair value recognition provisions of ASC 718, using the modified-prospective transition method. Under this transition method, compensation cost recognized subsequent to fiscal 2005 includes: (a) compensation cost for all share-based payments granted through August 1, 2005, but for which the requisite service period had not been completed as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

        The Company recognized share-based compensation expense of $8.1 million for the fiscal year ended July 31, 2010, compared to share-based compensation expense of $5.5 million for the fiscal year ended August 1, 2009. The Company recognized share-based compensation expense of $4.7 million for the fiscal year ended August 2, 2008.

        As of July 31, 2010, there was $11.1 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options and restricted stock). This cost is expected to be recognized over a weighted-average period of 2.6 years.

        For stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company's stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected term is derived from historical information and other factors. The fair value of restricted stock awards, restricted stock units, and performance share units are determined based on the number of shares or units, as applicable, granted and the quoted price of the Company's common stock as of the grant date.

        The following summary presents the weighted average assumptions used for stock options granted in fiscal 2010, 2009 and 2008:

	Year ended
	July 31, 2010	August 1, 2009	August 2, 2008
Expected volatility	45.2%	39.0%	32.7%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	1.4%	2.1%	3.1%
Expected term (in years)	3.0	3.0	3.0

        As of July 31, 2010, the Company had two stock option plans: the 2002 Stock Incentive Plan and the 1996 Stock Option Plan (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. These options are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." Beginning with the Company's fiscal 2010 grants, non-qualified stock options are being granted in place of incentive stock options in order to decrease the variability in income taxes due to the timing of tax benefits from disqualifying dispositions. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors, and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The maximum term of all incentive stock options granted under the Plans including non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan was at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. There were 7,800,000 shares authorized for grant under the Plans. As of July 31, 2010, 146,315 shares were available for grant under the 2002 Stock Incentive Plan and the 1996 Stock Option Plan authorization for new grants has expired. Beginning with the fourth quarter of fiscal 2010, the Company has begun issuing shares from treasury in addition to issuing new shares to satisfy stock option exercises and restricted stock vestings.

        The following summary presents the weighted-average remaining contractual term of options outstanding at July 31, 2010 by range of exercise prices.

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$10.00 - $18.00	17,750	$12.64	3.0	16,250	$12.62
$18.01 - $24.00	50,450	$18.82	3.5	49,700	$18.76
$24.01 - $30.00	674,992	$26.02	6.9	357,448	$26.96
$30.01 - $40.00	218,715	$36.14	6.1	168,137	$36.17

	961,907	$27.70	6.5	591,535	$28.49

        The following summary presents information regarding outstanding stock options as of July 31, 2010 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,295,377	$25.59
Granted	197,804	$24.72
Exercised	(424,312)	$19.99
Forfeited	(57,540)	$27.38
Cancelled	(49,422)	$27.15

Outstanding at end of year	961,907	$27.70	6.5 years	$6,367,071

Exercisable at end of year	591,535	$28.49	5.3 years	$3,538,885

        The weighted average grant-date fair value of options granted during the fiscal years ended July 31, 2010, August 1, 2009, and August 2, 2008 was $7.73, $7.05 and $7.34, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2010, August 1, 2009, and August 2, 2008, was $4.6 million, $1.2 million and $0.5 million, respectively.

        At July 31, 2010, the Company also had established the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan, as amended during fiscal 2009, provides for the issuance of up to 2,500,000 equity-based compensation awards other than stock options, such as restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for restricted share and unit awards under the 2004 Plan are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four years with graded vesting for employees and two years with graded vesting for non-employee directors. The performance units granted to the Company's President and Chief Executive Officer during fiscal 2009 vested as of July 31, 2010 in accordance with the terms of the related Performance Unit agreement. At July 31, 2010, 1,369,833 shares were available for grant under the 2004 Plan.

        The following summary presents information regarding restricted stock and restricted stock unit awards as of and for the fiscal year ended July 31, 2010 under the 2004 Plan:

	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding at August 1, 2009	514,286	$26.35
Granted	357,022	$25.07
Vested	(182,865)	$26.90
Forfeited	(79,028)	$25.87

Outstanding at July 31, 2010	609,415	$25.49

        The total intrinsic value of restricted stock awards and units vested and performance units vested during the fiscal year ended July 31, 2010 was $6.2 million and $1.0 million, respectively. The total fair value of restricted shares and units vested during the fiscal year ended July 31, 2010 and August 1, 2009 was $4.7 million and $2.4 million, respectively.

        Effective July 31, 2010, 50,175 performance share units vested related to the Performance Unit Agreement with the Company's President and CEO with a corresponding intrinsic value and fair value of $1.7 million and $1.0 million, respectively. The grant date fair value of these awards was $19.99.

(4)   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE

        The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended July 31, 2010	Fiscal year ended August 1, 2009	Fiscal year ended August 2, 2008
	(In thousands)
Balance at beginning of year	$8,876	$7,088	$5,981
Additions charged to costs and expenses	1,149	4,759	2,707
Deductions	(3,399)	(2,971)	(2,765)
Charged to Other Accounts(a)	1,066	—	1,165

Balance at end of year	$7,692	$8,876	$7,088

(a)
Relates to acquisitions.

        The Company analyzes the details of specific transactions, overall customer creditworthiness, current accounts receivable aging, payment history, and any available industry information when determining whether to charge off an account. In instances where a balance has been charged off, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed-upon payments are received, orders are released; a failure to pay results in held or cancelled orders.

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

        In the year ended July 28, 2007, the Company transitioned its remaining Auburn, California operations to its Rocklin, California facility, determined to sell the second Auburn, California facility and related assets and recorded an impairment loss of $0.8 million with respect to that facility. The impairment loss was recognized based on management's estimate of fair value of the facility, less costs of disposal. As a result, the Company reclassified, to assets held for sale, $5.9 million of long-lived assets, net of the $0.8 million impairment loss, that were previously included in property and equipment. During the year ended August 2, 2008, the Company decided not to sell the second Auburn, California facility and related assets due to a need for additional warehouse space in northern California. This resulted in the recording of catch up depreciation of $0.2 million during the year ended August 2, 2008 and the reclassification of $5.9 million of assets held for sale to property and equipment, net.

(6)   NOTES PAYABLE

        On April 30, 2004, the Company entered into an amended and restated four-year $250 million revolving credit facility secured by, among other things, the Company's accounts receivable, inventory and general intangibles, with a bank group that was led by Bank of America Business Capital as the administrative agent (the "amended credit facility"). The amended credit facility increased the amount available for borrowing from $150 million to $250 million. On November 2, 2007, the Company amended the amended credit facility to temporarily increase the maximum borrowing base from $250 million to $270 million. On November 27, 2007, the Company again amended the amended credit facility to increase the maximum borrowing base under the credit facility from $270 million to $400 million. The November 27, 2007 amendment also provided the Company with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. In connection with this amendment, we also entered into a securities pledge agreement pursuant to which we and DHI pledged to the administrative agent all of our or DHI's right, title and interest in and to the equity interests in our subsidiaries, whether then existing or thereafter acquired. Interest accrues on borrowings under the amended credit facility, at the Company's option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) (3.25% at July 31, 2010 and August 1, 2009) or at the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. The amended credit facility matures on November 27, 2012. The weighted average interest rate on the amended credit facility was 1.20% as of July 31, 2010. An annual commitment fee in the amount of 0.125% is payable monthly based on the average daily unused portion of the amended credit facility. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of July 31, 2010, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $397.1 million. As of July 31, 2010, we had $242.6 million outstanding under the credit facility, $20.0 million in letter of credit commitments and $1.3 million in reserves which generally reduces our available borrowing capacity under the existing revolving credit facility on a dollar for dollar basis. When our borrowing base as calculated above is equal to $400 million, reserves do not reduce available borrowing capacity. Our resulting remaining availability was $133.2 million as of July 31, 2010.

        On June 4, 2008, the Company entered into an amendment, which was effective as of May 28, 2008, to the amended credit facility in order to (i) waive events of default as a result of the Company's noncompliance at April 26, 2008 with the fixed charge coverage ratio covenant under amended credit facility (the "Fixed Charge Coverage Ratio Covenant"), (ii) increase the interest rate applicable to borrowings under the amended credit facility by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined under the amended credit facility) in connection with the calculation of the fixed charge coverage ratio under the amended credit facility. The amended credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis, with which the Company was in compliance in fiscal 2010. The principal reason for the Company's earlier noncompliance with the Fixed Charge Coverage Ratio Covenant was the Company's high level of capital expenditures in the trailing twelve month period ended April 26, 2008.

        The Company was in compliance with all restrictive covenants at July 31, 2010 and August 1, 2009. The amended credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its U.S.-generated accounts receivable and inventory for its obligations under the amended credit facility.

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

        On June 4, 2008, the Company entered into an amendment, which was effective as of May 28, 2008, to the term loan agreement in order to (i) waive events of default as a result of the Company's noncompliance at April 26, 2008 with the fixed charge coverage ratio covenant under the term loan agreement (the "Term Loan Fixed Charge Coverage Ratio Covenant"), (ii) increase the interest rate applicable to borrowings under the Company's term loan by 0.25% during the period from June 1, 2008 through the date on which the Company demonstrates compliance with the Term Loan Fixed Charge Coverage Ratio Covenant, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the term loan agreement) in connection with the calculation of the fixed charge coverage ratio under the term loan agreement. The term loan agreement, as amended, requires the Company to maintain a minimum fixed charge coverage ratio of 1.45 to 1.0, calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis. The principal reason for the Company's noncompliance with the Term Loan Fixed Charge Coverage Ratio Covenant was the Company's high level of capital expenditures in the trailing twelve month period ended April 26, 2008.

        As of July 31, 2010 and August 1, 2009, the Company's long-term debt consisted of the following:

	July 31, 2010	August 1, 2009
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (1.31% at July 31, 2010 and 1.28% at August 1, 2009)	$51,822	$56,926
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing in June 2015, at an interest rate of 8.60%	930	1,075
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	714	877

	$53,466	$58,878
Less: current installments	5,033	5,020

Long-term debt, excluding current installments	$48,433	$53,858

        Certain of the Company's long-term debt agreements contain restrictive covenants. The Company was in compliance with all of its restrictive covenants, including the Term Loan Fixed Charge Coverage Ratio Covenant, at July 31, 2010 and August 1, 2009.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 31, 2010:

Year	(In thousands)
2011	$5,033
2012	47,447
2013	352
2014	369
2015	265
2016 and thereafter	0

$53,466

(8)   FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

  Interest Rate Swap Agreement

        On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). LIBOR was 0.31% and 0.28% as of July 31, 2010 and August 1, 2009, respectively.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement is designated as a cash flow hedge at July 31, 2010 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities. The related gains or losses on this contract are generally deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

  Fuel Supply Agreements

        The Company is a party to several fixed price fuel supply agreements. During the year ended July 31, 2010, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2011. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.

        During the year ended August 1, 2009, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2010. These fixed price fuel agreements also qualified for the "normal purchase" exception under ASC 815, therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

  Exchange Rate Forward Contract

        In anticipation of the Canadian dollars needed to fund the acquisition of the SDG assets of SunOpta, the Company entered into a forward contract to exchange US dollars for Canadian dollars. Upon settlement of the contract in June 2010, the Company recorded a gain of $2.8 million in "other expense (income)" within the Consolidated Statements of Income.

        The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at July 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Description
Liabilities
Interest Rate Swap	—	$2,493	—

Total	—	$2,493	—

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

        The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. During the fiscal year ended July 31, 2010, the Company issued 201,814 treasury shares related to stock option exercises and the vesting of restricted stock units and awards.

(10) COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008 totaled approximately $45.2 million, $37.7 million and $30.1 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 31, 2010 are as follows:

Fiscal Year:	(In thousands)
2011	$41,293
2012	36,553
2013	33,211
2014	29,957
2015	24,887
2016 and thereafter	83,368

$249,269

        As of July 31, 2010, outstanding commitments for the purchase of inventory were approximately $27.8 million. The Company had outstanding letters of credit of approximately $20.0 million at July 31, 2010.

        As of July 31, 2010, outstanding commitments for the purchase of diesel fuel through fiscal 2011 were approximately $6.7 million.

        Assets mortgaged amounted to approximately $102.0 million at July 31, 2010.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. Legal expenses incurred in connection with claims and legal actions are expensed as incurred.

(11) RETIREMENT PLANS

  Retirement Plan

        The Company has a defined contribution retirement plan, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. During fiscal 2008, the Company assumed the Millbrook Distribution Services Retirement Plan and the Millbrook Distribution Services Union Retirement Plan following its acquisition of DHI on November 2, 2007. During the fiscal year ended August 1, 2009, the Company merged the Millbrook Distribution Services Retirement Plan into the Retirement Plan. The Company's contributions to these plans were approximately $3.2 million, $3.0 million and $2.7 million, for the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008, respectively.

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

        In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies at July 31,

2010 of $9.0 million is included in Other Assets in the Consolidated Balance Sheet. At July 31, 2010, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Year	(In thousands)
2011	$1,159
2012	1,247
2013	1,244
2014	1,232
2015	1,223
2016 and thereafter	7,859

$13,964

(12) EMPLOYEE STOCK OWNERSHIP PLAN

        The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP Plan") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP Plan was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

        In connection with the adoption of the ESOP Plan, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% and 10.00% as of July 31, 2010 and August 1, 2009, respectively, and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.

        All shares held by the ESOP were purchased prior to December 31, 1992. As a result, the Company considers unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended July 31, 2010, August 1, 2009, and August 2, 2008, contributions totaling approximately $0.2 million, $0.3 million, and $0.3 million, respectively, were made to the Trust. Of these contributions, less than $0.1 million in fiscal 2010 and approximately $0.1 million in each of fiscal 2009 and 2008 represented interest.

        The ESOP shares were classified as follows:

	July 31, 2010	August 1, 2009
	(In thousands)
Total ESOP shares—beginning of year	2,552	2,640
Shares distributed to employees	(133)	(88)

Total ESOP shares—end of year	2,419	2,552

Allocated shares	1,799	1,711
Unreleased shares	620	841

Total ESOP shares	2,419	2,552

        During the fiscal years ended July 31, 2010 and August 1, 2009, 220,606 shares and 280,069 shares were released for allocation, respectively. The fair value of unreleased shares was approximately $20.9 million and $22.7 million at July 31, 2010 and August 1, 2009, respectively.

(13) INCOME TAXES

        For the fiscal year July 31, 2010, income before income taxes consists of $112,888 from U.S. operations and ($886) from foreign operations. All income before income taxes for the fiscal years ended August 1, 2009 and August 2, 2008 is from U.S. operations.

        Total federal and state income tax (benefit) expense from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 31, 2010:
U.S. Federal	$31,818	$5,488	$37,306
State & Local	7,147	(427)	6,720
Foreign	(345)	—	(345)

	$38,620	$5,061	$43,681

Fiscal year ended August 1, 2009:
U.S. Federal	$32,998	$(33)	$32,965
State and local	7,761	272	8,033

	40,759	$239	$40,998

Fiscal year ended August 2, 2008:
U.S. Federal	$22,106	$1,979	$24,085
State and local	4,354	278	4,632

	$26,460	$2,257	$28,717

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Fiscal year ended
	July 31, 2010	August 1, 2009	August 2, 2008
	(In thousands)
Computed "expected" tax expense	$39,201	$35,064	$27,019
State and local income tax, net of Federal income tax benefit	4,368	5,222	3,011
Non-deductible expenses	872	861	862
Tax effect of share-based compensation	78	(65)	464
General Business Credits	(215)	(325)	(3,825)
Other, net	(623)	241	1,186

Total income tax expense (benefit)	$43,681	$40,998	$28,717

        Total income tax expense (benefit) for the years ended July 31, 2010, August 1, 2009 and August 2, 2008 was allocated as follows:

	July 31, 2010	August 1, 2009	August 2, 2008
	(In thousands)
Income tax expense	$43,681	$40,998	$28,717
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(1,822)	598	(171)
Other comprehensive income	97	(647)	(690)

	$41,956	$40,949	$27,856

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 31, 2010 and August 1, 2009 are presented below:

	2010	2009
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$4,906	$4,576
Compensation and benefit related	14,725	14,049
Accounts receivable, principally due to allowances for uncollectible accounts	2,655	3,447
Accrued expenses	6,586	6,506
Other comprehensive income	997	1,093
Net operating loss and tax credit carryforwards	9,298	13,814
Other deferred tax assets	23	33

Total gross deferred tax assets	39,190	43,518
Less valuation allowance	5,052	5,138

Net deferred tax assets	$34,138	$38,380

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$15,546	$16,899
Intangible assets	18,495	15,704
Other	135	—

Total deferred tax liabilities	34,176	32,603

Net deferred tax assets (liabilities)	$(38)	$5,777

Current deferred income tax assets	$20,560	$18,074
Non-current deferred income tax liabilities	(20,598)	(12,297)

	$(38)	$5,777

        The net increase (decrease) in total valuation allowance in fiscal years 2010, 2009, and 2008 was ($86), $2,406, and $2,231 respectively.

        At July 31, 2010, the Company had net operating loss carryforwards of approximately $9.7 million for federal income tax purposes. The federal tax loss carryforwards are subject to an annual limitation of approximately $5.1 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal 2011 and 2027. In addition, the Company had net operating loss carryforwards of approximately $66 million for state income tax purposes that expire in fiscal years

2013 through 2030. At July 31, 2010, the Company also had state tax credit carryforwards of approximately $1.1 million, which will expire by fiscal 2012.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at July 31, 2010, with the exception of certain state deferred tax assets.

        Valuation allowances were established against approximately $5.1 million of state deferred tax assets related to DHI and certain state tax credit carryforwards. The subsequent release of this valuation allowance, if such release occurs, will reduce income tax expense.

        For the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008, the Company did not have any material unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. Following the acquisition of the SDG assets from SunOpta, UNFI Canada will file income tax returns in Canada and certain of its provinces. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2007. The tax years that remain subject to examination by state jurisdictions range from fiscal 2007 to fiscal 2010.

(14) BUSINESS SEGMENTS

        The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of "Other". "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company's headquarters located in Providence, Rhode Island, and formerly, in Dayville, Connecticut. As the Company continues to expand its business and serve its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the "Other" category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses". The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended July 31, 2010
Net sales	$3,698,349	$171,841	$(113,051)		$3,757,139
Operating income (loss)	152,364	(38,108)	646		114,902
Interest expense				$5,845	5,845
Interest income				(247)	(247)
Other, net				(2,698)	(2,698)
Income before income taxes					112,002
Depreciation and amortization	24,744	2,739			27,483
Capital expenditures	51,495	3,614			55,109
Goodwill	169,594	17,331			186,925
Assets	1,099,962	159,814	(8,977)		1,250,799
Fiscal year ended August 1, 2009
Net sales	$3,392,984	$142,769	$(80,853)		$3,454,900
Operating income (loss)	128,998	(20,639)	1,562		109,921
Interest expense				$9,914	9,914
Interest income				(450)	(450)
Other, net				275	275
Income before income taxes					100,182
Depreciation and amortization	23,333	3,696			27,029
Capital expenditures	27,342	5,011			32,353
Goodwill	146,970	17,363			164,333
Assets	942,845	123,908	(8,203)		1,058,550
Fiscal year ended August 2, 2008
Net sales	$3,310,104	$139,941	$(84,188)		$3,365,857
Operating income (loss)	99,616	(6,046)	(1,091)		92,479
Interest expense				$16,133	16,133
Interest income				(768)	(768)
Other, net				(82)	(82)
Income before income taxes					77,196
Depreciation and amortization	21,306	1,238			22,544
Capital expenditures	48,168	2,915			51,083
Goodwill	154,120	16,489			170,609
Assets	969,630	123,673	(8,820)		1,084,483

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended July 31, 2010 and August 1, 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2010
Net sales	$884,768	$898,217	$985,694	$988,460	$3,757,139
Gross profit	164,601	166,606	182,407	183,317	696,931
Income before income taxes	25,888	26,099	32,480	27,535	112,002
Net income	15,533	15,660	19,488	17,640	68,321
Per common share income
Basic:	$0.36	$0.36	$0.45	$0.41	$1.58
Diluted:	$0.36	$0.36	$0.45	$0.40	$1.57
Weighted average basic
Shares outstanding	42,982	43,024	43,245	43,483	43,184
Weighted average diluted
Shares outstanding	43,211	43,315	43,536	43,813	43,425
Market Price
High	$28.28	$29.35	$31.35	$35.12	$35.12
Low	$23.03	$23.29	$24.71	$28.92	$23.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2009
Net sales	$864,236	$847,635	$889,538	$853,491	$3,454,900
Gross profit	167,588	162,065	168,751	162,077	660,481
Income before income taxes	21,935	22,549	28,556	27,142	100,182
Net income	13,249	13,620	16,779	15,536	59,184
Per common share income
Basic:	$0.31	$0.32	$0.39	$0.36	$1.38
Diluted:	$0.31	$0.32	$0.39	$0.36	$1.38
Weighted average basic
Shares outstanding	42,764	42,821	42,871	42,915	42,849
Weighted average diluted
Shares outstanding	42,919	42,910	42,943	43,154	42,993
Market Price
High	$28.70	$22.75	$24.10	$27.52	$28.70
Low	$16.57	$15.46	$12.83	$21.86	$12.83

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

        Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. On June 11, 2010, the Company's Canadian subsidiary ("UNFI Canada") acquired the SDG assets of SunOpta, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2010, UNFI Canada's internal control over financial reporting with associated assets of approximately $87.0 million (of which $36.3 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $22.1 million generated by UNFI Canada that was included in the Company's consolidated financial statements as of and for the year ended July 31, 2010. Based on its assessment, our management concluded that, as of July 31, 2010, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

        The effectiveness of our internal control over financial reporting as of July 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Report of the Independent Registered Public Accounting Firm.

        See the report of KPMG LLP included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended July 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 16, 2010 (the "2010 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the 2010 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained, in part, in the 2010 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.

        The following table provides certain information with respect to equity awards under the Company's 2004 Equity Incentive Plan, 2002 Stock Incentive Plan and 1996 Stock Option Plan as of July 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,554,732	$27.70	1,516,148
Plans not approved by stockholders	—	—	—

Total	1,554,732	$27.70	1,516,148

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the 2010 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be contained in the 2010 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 27, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER Steven L. Spinner	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2010
/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	September 27, 2010
/s/ MARK E. SHAMBER Mark E. Shamber	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 27, 2010
/s/ GORDON D. BARKER Gordon D. Barker	Vice Chair of the Board and Lead Independent Director	September 27, 2010
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	September 27, 2010
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	September 27, 2010
/s/ GAIL A. GRAHAM Gail A. Graham	Director	September 27, 2010
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	September 27, 2010
/s/ PETER ROY Peter Roy	Director	September 27, 2010
/s/ THOMAS B. SIMONE Thomas B. Simone	Director	September 27, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1(32)	Asset Purchase Agreement, dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
2.2(33)
Amendment No 1., dated June 4, 2010, to the Asset Purchase Agreement dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp.
3.1(11)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.3(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.4(18)	Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007.
4.1(26)	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant.
10.1(1)**	1996 Employee Stock Ownership Plan, effective November 1, 1988.
10.2(9)**	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)	Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven Townsend, Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.5(1)	Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)**	Amended and Restated 1996 Stock Option Plan.
10.8(2)**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)**	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.

Exhibit No.	Description
10.16(9)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.17(10)**	2004 Equity Incentive Plan.
10.18(11)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.19(12)**	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.20(13)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.21(15)	Second Amendment to Amended and Restated Loan and Security Agreement dated January 31, 2006.
10.22(16)+	Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006.
10.23(17)	Lease between the Registrant and Meridian-Hudson McIntosh, LLC, dated March 16, 2007.
10.24(18)	Third Amendment to Term Loan Agreement with Fleet Capital Corporation, dated April 30, 2004.
10.25(19)	Fourth Amendment to Term Loan Agreement with Fleet Capital Corporation dated June 15, 2005.
10.26(20)
Merger Agreement, dated October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
10.27(21)	Lease between Cactus Commerce, LLC, and the Registrant, dated December 3, 2007.
10.28(21)	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 2, 2007.
10.29(21)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 27, 2007.
10.30(21)	Sixth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 2, 2007.
10.31(21)	Seventh Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 27, 2007.
10.32(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Daniel V. Atwood.
10.33(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas A. Dziki.
10.34(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Funk.
10.35(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Carl Koch.
10.36(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Mark Shamber.

Exhibit No.	Description
10.37(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gordon Barker.
10.38(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Joseph Cianciolo.
10.39(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gail Graham.
10.40(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and James Heffernan.
10.41(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Peter Roy.
10.42(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas Simone.
10.43(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Beaudry.
10.44(21)**	Severance Agreement by and between the Registrant and Robert Sigel, effective December 5, 2007.
10.45(22)	Fifth Amendment to Amended and Restated Loan and Security Agreement as of June 4, 2008.
10.46(22)	Eighth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated June 4, 2008.
10.47(23)**	Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008.
10.48(23)**	Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008. (Included within Exhibit 10.47)
10.49(23)**	Form of Performance Unit Agreement under the 2004 Equity Incentive Plan.
10.50(24)**	Performance Unit Agreement between Steven L. Spinner and the Registrant, effective November 5, 2008.
10.51(25)	Form Indemnification Agreement for Directors and Officers.
10.52(27)**	Amendment to the 2004 Equity Incentive Plan.
10.53(28)	Amendment to Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008 to include application of Incentive Compensation Recoupment Policy of UNFI.
10.54(28)	Lease between ProLogis, and the Registrant, dated September 30, 2009.
10.55(29)**	Employment Separation Agreement and Release between Daniel Atwood, Former Chief Innovation Officer, and the Registrant, dated January 20, 2010.
10.56(30)**	Employment Separation Agreement and Release between Michael Beaudry, Former Eastern Region President, and the Registrant, dated March 4, 2010.
10.57(31)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.58(31)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.59(31)	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.

Exhibit No.	Description
10.60(31)	Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008.
10.61(31)	Amendment to Lease between Principal Life Insurance Company, and the Registrant, dated April 23, 2008.
10.62(31)	Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009.
10.63*†	Sixth Amendment to Amended and Restated Loan and Security Agreement as of February 25, 2009.
10.64*†	Ninth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated February 25, 2009.
10.65*+	Amendment to Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective June 2, 2010.
10.66* **	Named Executive Officer and Director Compensation Summary.
10.67* **	Change in Control Agreement between the Registrant and each of Mark Shamber and Joseph J. Traficanti.
10.68* **	Change in Control Agreement between the Registrant and each of Thomas Dziki, Sean Griffin, Thomas Grillea, Kurt Luttecke, David Matthews and John Stern.
10.69(34)**	Severance Agreement between the Registrant and each of Michael Funk, Thomas Grillea, Kurt Luttecke, David Matthews, Mark Shamber, Joseph J. Traficanti and John Stern.
10.70* **	Form of Restricted Unit Award Agreement.
10.71* **	Form of Non-Statutory Stock Option Award Agreement.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CEO.
31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—CFO.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CFO.

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

†
Previously filed and being re-filed herewith solely for the purpose of including certain exhibits and schedules that have been updated on June 11, 2010 in connection with our acquisition of the SDG assets from SunOpta.

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

(12)
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

(18)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 19, 2007.

(19)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 28, 2007.

(20)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2007.

(21)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2008.

(22)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 2, 2008.

(23)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the year ended November 1, 2008.

(24)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

(25)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009.

(26)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 1, 2009.

(27)
Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, Appendix B, filed on October 30, 2008.

(28)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

(29)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 29, 2010.

(30)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 2010.

(31)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

(32)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 11, 2010.

(33)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 10, 2010.

(34)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008.