Form 10-Q
period 2010-10-30
UNITED NATURAL FOODS INC
filed 2010-12-09
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 29, 2010 there were 48,191,041 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	October 30,	July 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,706	$13,802
Accounts receivable, net of allowance of $5,902 and $6,253, respectively	253,305	217,097
Notes receivable, trade, net of allowance of $75 and $135, respectively	3,451	3,111
Inventories	536,671	439,702
Prepaid expenses and other current assets	18,398	21,793
Deferred income taxes	20,560	20,560
Total current assets	843,091	716,065

Property & equipment, net	280,926	279,255

Other assets:
Goodwill	188,810	186,925
Intangible assets, net of accumulated amortization of $6,454 and $5,569, respectively	61,264	50,201
Notes receivable, trade, net of allowance of $1,193 and $1,304, respectively	1,196	235
Other assets	18,375	18,118
Total assets	$1,393,662	$1,250,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$146,145	$242,570
Accounts payable	261,276	192,331
Accrued expenses and other current liabilities	93,989	81,941
Current portion of long-term debt	5,036	5,033
Total current liabilities	506,446	521,875

Long-term debt, excluding current portion	47,173	48,433
Deferred income taxes	20,891	20,598
Other long-term liabilities	29,357	29,446
Total liabilities	603,867	620,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,202 issued and 48,175 outstanding shares at October 30, 2010; 43,558 issued and 43,531 outstanding shares at July 31, 2010	482	435
Additional paid-in capital	329,887	188,727
Treasury stock	(708)	(708)
Unallocated shares of Employee Stock Ownership Plan	(673)	(713)
Accumulated other comprehensive loss	(458)	(1,155)
Retained earnings	461,265	443,861
Total stockholders’ equity	789,795	630,447
Total liabilities and stockholders’ equity	$1,393,662	$1,250,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended
	October 30,	October 31,
	2010	2009

Net sales	$1,052,967	$884,768
Cost of sales	860,635	720,167
Gross profit	192,332	164,601

Operating expenses	162,676	137,409
Total operating expenses	162,676	137,409

Operating income	29,656	27,192

Other expense (income):
Interest expense	1,386	1,381
Interest income	(208)	(69)
Other, net	(53)	(8)
Total other expense	1,125	1,304

Income before income taxes	28,531	25,888
Provision for income taxes	11,127	10,355
Net income	$17,404	$15,533

Basic per share data:
Net income	$0.39	$0.36

Weighted average of basic shares of common stock outstanding	44,771	42,982

Diluted per share data:
Net income	$0.39	$0.36

Weighted average of diluted shares of common stock outstanding	45,101	43,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	(Loss) Income	Earnings	Equity
Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447
Allocation of shares to ESOP						40			40

Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,261				138,305

Stock option exercises and restricted stock vestings, net	216	3			(59)				(56)

Share-based compensation					2,657				2,657

Tax benefit associated with stock plans					301				301

Fair value of swap agreements, net of tax							134		134

Foreign currency translation							563		563

Net income								17,404	17,404

Total comprehensive income									18,101
Balances at October 30, 2010	48,202	$482	27	$(708)	$329,887	$(673)	$(458)	$461,265	$789,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	October 30,	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,404	$15,533
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,355	6,650
Share-based compensation	2,657	2,120
Gain on disposals of property and equipment	(20)	(13)
Excess tax benefits from share-based payment arrangements	(301)	(3)
Provision for doubtful accounts	216	496
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(36,802)	(19,066)
Inventories	(90,060)	(45,989)
Prepaid expenses and other assets	3,240	5,144
Notes receivable, trade	(1,131)	(301)
Accounts payable	50,598	36,962
Accrued expenses and other liabilities	12,940	15,950
Net cash (used in) provided by operating activities	(32,904)	17,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,549)	(9,700)
Purchases of acquired businesses, net of cash acquired	(21,842)	—
Proceeds from disposals of property and equipment	20	21
Net cash used in investing activities	(29,371)	(9,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under notes payable	(96,425)	(15,000)
Repayments of long-term debt	(1,257)	(1,254)
Net proceeds from common stock issuance	138,305	—
Increase in bank overdraft	18,326	13,583
Proceeds from exercise of stock options	1,910	14
Payment of employee restricted stock tax withholdings	(1,966)	(558)
Excess tax benefits from share-based payment arrangements	301	3
Capitalized debt issuance costs	—	(7)
Net cash provided by (used in) financing activities	59,194	(3,219)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,096)	4,585
Cash and cash equivalents at beginning of period	13,802	10,269
Cash and cash equivalents at end of period	$10,706	$14,854

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,259	$1,200
Federal and state income taxes paid, net of refunds	$2,516	$1,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2010 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

(b)  Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $58.7 million and $52.8 million for the three months ended October 30, 2010 and October 31, 2009, respectively.

2.             ACQUISITIONS

During the three months ended October 30, 2010, the Company, within its wholesale segment, completed its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”), whereby the Company (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution facility.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products, dated as of September 26, 2006 between the Company and Whole Foods Market as subsequently amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain Region, which includes Colorado, Kansas, New Mexico, Utah, Idaho, Montana and Wyoming, and its Southwest Region, which includes Texas, Louisiana, Oklahoma and

Arkansas.  The Company expects to generate incremental annual revenues of approximately $160 million from Whole Foods Market as a result of this transaction. For the quarter ended October 30, 2010, it is impracticable for the Company to provide complete financial results for this acquisition since the acquisition was absorbed by the operations of our wholesale division. Net sales resulting from the acquisition totalled approximately $14.7 million for the three months ended October 30, 2010.  We do not record the expenses for this business separately from the division, and no separate financial statements are produced.

During the three months ended October 30, 2010 the Company recorded certain adjustments to the amounts recorded during the fourth quarter of fiscal 2010 related to the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. (“SunOpta”) (the “SDG assets”) acquired by the Company’s Canadian subsidiary on June 11, 2010.  These adjustments included an unfavorable lease liability of $0.6 million recorded within intangible assets based on updated valuation information, and an adjustment of $0.3 million to reduce the amount receivable related to the working capital adjustment, which increased goodwill by a total of $0.9 million. While the valuation report and our final purchase accounting are not yet complete, as of October 30, 2010, the Company does not expect any further material changes to the amounts recorded in the financial statements. Net sales resulting from the acquisition totaled $44.7 million for the three months ended October 30, 2010 and net income was not significant compared to the Company’s consolidated net income. Total assets of UNFI Canada were approximately $79.8 million as of October 30, 2010.

During the three months ended October 30, 2010, the Company recorded an adjustment to a liability related to certain restructuring activities at Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“DHI”), which the Company acquired on November 2, 2007. These restructuring activities, which included reductions in staffing and the planned elimination of a facility, were charged to the cost of the acquisition of DHI and a corresponding liability of $7.6 million was included in other long-term liabilities for the fiscal year ended August 1, 2009. This liability was reduced in fiscal 2010 by $1.7 million ($1.0 million net of tax) due to an adjustment in the timeline of certain of the planned restructuring activities.  This liability was further reduced during the three months ended October 30, 2010 by $0.5 million ($0.3 million net of tax) due to another adjustment in the timeline of certain of the planned restructuring activities.

During the three months ended October 30, 2010, the Company recorded an increase of less than $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its branded product company acquisitions.  A third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date.  These earn-outs are based on tiers of net sales for the trailing twelve months.  No amounts were earned or paid during the three months ended October 30, 2010.

During the three months ended October 31, 2009, the Company did not make any acquisitions or contingent consideration payments.

3.             EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended
(In thousands)	October 30, 2010	October 31, 2009

Basic weighted average shares outstanding	44,771	42,982

Net effect of dilutive stock awards based upon the treasury stock method	330	229

Diluted weighted average shares outstanding	45,101	43,211

There were 303,847 and 1,049,029 anti-dilutive share-based payment awards outstanding for the three months ended October 30, 2010 and October 31, 2009, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

4.             FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of August 2, 2009, the Company fully adopted FASB ASC 820, Fair Value Measurements and Disclosures  (“ASC 820”), for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB ASC 815, Derivatives and Hedging  (“ASC 815”). LIBOR was 0.25% and 0.24% as of October 30, 2010 and October 31, 2009, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at October 30, 2010 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other long-term liabilities.  The related gains or losses on this contract are generally deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the fourth quarter of fiscal 2010, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2011.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the three months ended October 31, 2009, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2010. These fixed price fuel agreements also qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at October 30, 2010
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$2,280	—
Total	—	$2,280	—

	Fair Value at July 31, 2010
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$2,493	—
Total	—	$2,493	—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve.  The Company does not enter into derivative agreements for trading purposes.

The fair value of the Company’s other financial instruments including cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to the Company’s incremental borrowing rate for similar financial instruments.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	October 30, 2010
(In thousands)	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$52,209	$52,211

	July 31, 2010
(In thousands)	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$53,466	$53,456

5.             BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other”. “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company’s headquarters located in Providence, Rhode Island. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses”. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended October 30, 2010:
Net sales	$1,039,775	$44,373	$(31,181)		$1,052,967
Operating income (loss)	38,842	(8,472)	(714)		29,656
Interest expense				$1,386	1,386
Interest income				(208)	(208)
Other, net				(53)	(53)
Income before income taxes					28,531
Depreciation and amortization	7,642	713			8,355
Capital expenditures	7,245	304			7,549
Goodwill	171,479	17,331			188,810
Total assets	1,267,577	137,882	(11,797)		1,393,662

Three months ended October 31, 2009:
Net sales	$869,020	$40,068	$(24,320)		$884,768
Operating income (loss)	35,198	(8,130)	124		27,192
Interest expense				$1,381	1,381
Interest income				(69)	(69)
Other, net				(8)	(8)
Income before income taxes					25,888
Depreciation and amortization	5,571	1,079			6,650
Capital expenditures	7,119	2,581			9,700
Goodwill	146,970	17,363			164,333
Total assets	1,012,784	123,302	(10,145)		1,125,941

6.             SECONDARY COMMON STOCK OFFERING

During the three months ended October 30, 2010, the Company announced and completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “goal,” “seek,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information. The risks and uncertainties which could impact these forward looking statements and cause our results to differ materially from these expectations are described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K, and include, but are not limited to the Company’s ability to successfully deploy its operational initiatives in the Canadian market; the Company’s dependence on principal customers; the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer spending trends; the Company’s ability to timely and successfully deploy its new warehouse management system throughout its distribution facilities, including its Lancaster, Texas distribution facility; increased fuel costs; the Company’s sensitivity to inflationary pressures; the relatively low margins and economic sensitivity of the Company’s business; the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and related product distributors; and management’s allocation of capital and the timing of capital expenditures. You should be aware that the occurrence of the events described under “Risk Factors” of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial condition.

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

Our operations are comprised of three principal operating divisions. These operating divisions are:

•                  our wholesale division, which includes our broadline natural and organic distribution business, UNFI Specialty, which is our specialty distribution business, Albert’s, which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Since 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which has been implemented in our Lancaster, Texas facility which began shipping products in the first quarter of fiscal 2011.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate by increased sales to the conventional supermarket and supernatural channels.

Since the second half of fiscal 2010, we have experienced a strong improvement in our sales growth and a reduction in the volatility of our sales.  Prior to the second half of fiscal 2010, we had experienced a slow down in our year over year sales growth which began in October 2008, and coincided with the macro-economic recession. During that time, consumers’ desire to purchase typically higher-cost natural and organic products weakened while we continued to experience elevated levels of inflation in our product costs.  Our specialty business was affected most by these factors.  However, the majority of our consumers purchase natural and organic products because of their commitment to a healthy lifestyle and environmental sustainability, and those purchasers continue to seek out products that, although higher priced, are reflective of this commitment.   Despite experiencing slower sales growth during that time, we were able to manage our operating expenses in order to generate higher levels of operating income.  While inflation remains lower than average historical levels, it has been steadily increasing over the past three quarters.  We believe our current trend of sales growth and moderate inflation will continue as the macro-economy stabilizes.

We have been the primary distributor to Whole Foods Market for more than 12 years. In 2007, our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following Whole Foods Market’s merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain distribution and related assets of Whole Foods Distribution previously used in their self distribution of non-perishables in their Rocky Mountain and Southwest regions, and have undertaken to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 35% and 33% of our net sales for the three months ended October 30, 2010 and October 31, 2009, respectively.

On November 2, 2007, we acquired DHI, which we now refer to as UNFI Specialty. UNFI Specialty operates distribution centers located in Massachusetts and Arkansas, with customers throughout the United States. Through UNFI Specialty’s two distribution centers, which provide approximately 1.4 million square feet of warehouse space, as well as our broadline distribution centers where we have integrated specialty products, we distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items. We believe that the acquisition of DHI accomplished certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, we gained new business with a number of conventional supermarkets during fiscal 2010. We believe that UNFI Specialty’s customer base enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

On June 11, 2010, we acquired the SDG assets of SunOpta through our wholly-owned subsidiary, UNFI Canada, for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.7 million square feet. Our leased, 675,000 square foot distribution center in York, Pennsylvania, commenced operations in January 2009, and replaces our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. In late September 2010, we began shipping products from our new facility in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  Finally, in October 2010, in connection with the transaction with Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a facility in Aurora, Colorado, which augments our existing Aurora, Colorado facility which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.   For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 30,	October 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	81.7%	81.4%
Gross profit	18.3%	18.6%

Operating expenses	15.5%	15.5%
Total operating expenses	15.5%	15.5%

Operating income	2.8%	3.1%

Other expense (income):
Interest expense	0.1%	0.2%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%
Total other expense	0.1%	0.1%*

Income before income taxes	2.7%	2.9%*

Provision for income taxes	1.1%	1.2%

Net income	1.7%*	1.8%*

* Total reflects rounding

Three Months Ended October 30, 2010 Compared To Three Months Ended October 31, 2009

Net Sales

Our net sales for the three months ended October 30, 2010 increased approximately 19.0%, or $168.2 million, to $1,053.0 million from $884.8 million for the three months ended October 31, 2009. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as previously announced new customer wins in the conventional supermarket category.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $44.7 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010 and approximately $14.7 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business and our expanded distribution agreement.

Our net sales by customer type for the three months ended October 30, 2010 and October 31, 2009 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	October 30, 2010	% of Net Sales	October 31, 2009	% of Net Sales
Independently owned natural products retailers	$403	38%	$365	42%
Supernatural chain	368	35%	296	33%
Conventional supermarkets	233	22%	178	20%
Other	49	5%	46	5%
Total	$1,053	100%	$885	100%

Net sales to Whole Foods Market for the three months ended October 30, 2010 increased by approximately $72 million or 24% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 35% and 33% of our total net sales for the three months ended October 30, 2010 and October 31, 2009, respectively. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007. We continue to sell to the Henry’s and Sun Harvest locations that were divested by Whole Foods Market when it acquired Wild Oats Markets, and these sales are classified in the conventional supermarket channel. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as expanded distribution to Whole Foods Market’s Southwest region which began in late September, when our Lancaster, Texas facility began shipping products, and incremental shipments to Whole Foods Market’s Rocky Mountain region which began mid-October 2010.

Net sales to conventional supermarkets for the three months ended October 30, 2010 increased by approximately $55 million, or 31% from the three months ended October 31, 2009, and represented approximately 22% of total net sales in the three months ended October 30, 2010 compared to 20% in the three months ended October 31, 2009. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during late fiscal 2010 based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as approximately $21 million of net sales to conventional supermarkets by UNFI Canada.

Net sales to our independent retailer channel increased by approximately $38 million, or 11% during the three months ended October 30, 2010 compared to the three months ended October 31, 2009. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.  Approximately 46%, or $18 million, of the increase in independent retailer channel sales was generated by our acquisition of UNFI Canada.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $3 million, or 6% during the three months ended October 30, 2010 and accounted for approximately 5% of total net sales for the three months ended October 30, 2010 and October 31, 2009.

During the second half of fiscal 2010 we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2011 to improve over fiscal 2010 in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels, including the impact of becoming Whole Foods Market’s primary distributor in its Southwest and Rocky Mountain regions. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. We also believe that our further integration of the specialty business in our markets will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 16.8%, or $27.7 million, to $192.3 million for the three months ended October 30, 2010, from $164.6 million for the three months ended October 31, 2009. Our gross profit as a percentage of net sales was 18.3% for the three months ended October 30, 2010 and 18.6% for the three months ended October 31, 2009. The reduction in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010 and start up costs related to inventory issues and incremental freight and service costs in connection with the initial period of operations of our new Lancaster, Texas distribution facility.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the three months ended October 30, 2010 approximately $127 million of our $168 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels, while net sales growth from the independent and other channels was approximately $41 million. As a result, approximately 57% of our total net sales in the three months ended October 30, 2010 were to the conventional supermarket and supernatural channels compared to approximately 54% in three months ended October 31, 2009. This change in sales mix resulted in lower gross profits as a percentage of sales during the three months ended October 30, 2010.

Operating Expenses

Our total operating expenses increased approximately 18.4%, or $25.3 million, to $162.7 million for the three months ended October 30, 2010, from $137.4 million for the three months ended October 31, 2009. The increase in total operating expenses for the three months ended October 30, 2010 was primarily due to higher sales volume including UNFI Canada, as well as $1.9 million of labor and other duplicate expenses associated with the September 2010 opening of our Lancaster, Texas facility and $0.6 million for severance payments for former executives and $0.2 million in intangible impairment charges. These increases were partially offset by compensation related expenses, which includes share-based compensation and incentive compensation, which grew by only 9.0% during the three months ended October 30, 2010 compared to the three months ended October 31, 2009, despite our net sales growth of 19.0% during the same period, principally as a result of lower incentive-based compensation expense.

Total operating expenses for the three months ended October 30, 2010 include share-based compensation expense of $2.7 million, compared to $2.1 million in the three months ended October 31, 2009.

As a percentage of net sales, total operating expenses decreased to approximately 15.4% for the three months ended October 30, 2010, from approximately 15.5% for the three months ended October 31, 2009. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in late September 2010, will further reduce our fuel costs as a percentage of net sales when it overcomes the initial operational challenges we experienced in the first quarter of fiscal 2011 as we will be able to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were primarily served from our facility in Denver, Colorado. We also expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system we launched in our new Lancaster, Texas facility in the first quarter of fiscal 2011, and thereafter implementing the system in all of our distribution centers by the end of calendar 2012.

Operating Income

Operating income increased approximately 9.1%, or $2.5 million, to $29.7 million for the three months ended October 30, 2010, from $27.2 million for the three months ended October 31, 2009. As a percentage of net sales, operating income was 2.8% for the three months ended October 30, 2010 compared to 3.1% for the three months ended October 31, 2009. The decrease in operating income is primarily attributable to the decrease in gross profit as a percentage of net sales, which was not fully offset by lower operating expenses as our efficiencies were counteracted in part by certain non-recurring charges as discussed above including those related to challenges we experienced when we began shipping products from our new distribution facility in Lancaster, Texas and executive severance and impairment charges.

We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure. While the costs we incurred in the first quarter of fiscal 2011 related to the difficulties we experienced in beginning to ship products from our Lancaster, Texas distribution facility negatively affected our ability to reduce operating expenses in order to offset the lower gross profit percentages associated with servicing these additional Whole Foods Market regions, we believe this is a short-term exception and still expect significant long-term benefits from a single supply chain solution.

Other Expense (Income)

Other expense (income) decreased $0.2 million to $1.1 million for the three months ended October 30, 2010, from $1.3 million for the three months ended October 31, 2009. Interest expense was $1.4 million for the three months ended October 30, 2010 and October 31, 2009. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions. Interest income for the three months ended October 30, 2010 increased to $0.2 million from $0.1 million in the three months ended October 31, 2009 due to higher cash and cash equivalents compared to the comparable prior year quarter.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 40.0% for the three months ended October 30, 2010 and October 31, 2009, respectively. The effective income tax rate of 39.0% for the first quarter of fiscal 2011 is comparable to our full year fiscal 2010 rate of 39.0%.  The decrease in the effective income tax rate for the three months ended October 30, 2010 is primarily due to foreign tax rate differences related to our new business in Canada. Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $1.9 million to $17.4 million, or $0.39 per diluted share, for the three months ended October 30, 2010, compared to $15.5 million, or $0.36 per diluted share, for the three months ended October 31, 2009.

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

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the revolving credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI. On November 27, 2007, we amended this facility to increase the maximum borrowing base under the revolving credit facility from $270 million to $400 million, and provide the Company with a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. In connection with this amendment, we also entered into a securities pledge agreement pursuant to which we and DHI pledged to the administrative agent all of our or DHI’s right, title and interest in and to the equity interests in our subsidiaries, whether then existing or thereafter acquired. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of October 30, 2010, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of October 30, 2010, we had $146.1 million outstanding under our credit facility, $20.0 million in letter of credit commitments and $1.3 million in reserves which generally reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. When our borrowing base as calculated above is equal to $400 million, reserves do not reduce available borrowing capacity. Therefore, our resulting remaining availability was approximately $233.9 million as of October 30, 2010.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million, decreased the rate at which interest accrues to one-month LIBOR plus 1.00%, and extended the maturity date to July 28, 2012. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of October 30, 2010, $50.6 million was outstanding under the term loan agreement.

On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the “Fixed Charge Coverage Ratio Covenants”), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenants, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of October 30, 2010. The principal reason for our earlier noncompliance with the Fixed Charge Coverage Ratio Covenants was the high level of capital expenditures we made in the trailing twelve month period ended April 26, 2008. In April 2009, we further amended our revolving credit facility and our term loan agreement, effective as of February 25, 2009, in order to update certain information as a result of our stock purchase acquisitions completed during fiscal year 2009 and provided similar updated information in June 2010 in connection with our acquisition of the SDG assets.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $50.6 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.25% as of October 30, 2010. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

In October 2010, we completed a secondary common stock offering.  As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, were issued at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility.

Our capital expenditures for the three months ending October 30, 2010 were $7.5 million. We believe that our capital requirements for fiscal 2011 will be between $42 and $45 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements will be lower than our anticipated fiscal 2011 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $32.9 million for the three months ended October 30, 2010, a decrease of $50.4 million from the $17.5 million provided by operations for the three months ended October 31, 2009. The primary reasons for the net use of cash from operations for the three months ended October 30, 2010 were an increase in inventories of $90.1 million due to our sales growth during the year, inventory build-up for the holiday season and our new facility in Lancaster, Texas and an increase in accounts receivable of $36.8 million, partially offset by an increase in accounts payable of $50.6 million and net income of $17.4 million. Net cash provided by operations for the three months ended October 31, 2009 was the result of net income of $15.5 million, the change in cash collected from customers net of cash paid to vendors and a $46.0 million investment in inventory. The increase in inventory levels primarily related to our sales growth, increases in anticipation of the holiday season, and realization of incentivized forward-buy opportunities. Days in inventory increased slightly to 51 days at October 30, 2010 compared to 50 days at July 31, 2010. Days sales outstanding worsened slightly to 21 days at October 30, 2010, compared to 20 days at July 31, 2010. Working capital increased by $142.4 million, or 73.3%, to $336.6 million at October 30, 2010, compared to working capital of $194.2 million at July 31, 2010.

Net cash used in investing activities increased $19.7 million to $29.4 million for the three months ended October 30, 2010, compared to $9.7 million for the three months ended October 31, 2009. The increase from the fiscal three months ended October 31, 2009 was primarily due to the agreement with Whole Foods Distribution related to the purchase of the certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions described in more detail above.

Net cash provided by financing activities was $59.2 million for the three months ended October 30, 2010, primarily due to the issuance of common stock of $138.3 million, offset by repayments on notes payable of $96.4 million. Net cash used in financing activities was $3.2 million for the three months ended October 31, 2009, primarily due to repayments on borrowings under notes payable.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No other purchases were made, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. However, no treasury shares were issued during the three months ended October 30, 2010.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” During the three months ended October 30, 2010 and October 31, 2009, we had no outstanding commodity swap agreements.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of October 30, 2010, we had entered into agreements which require us to purchase a total of approximately 2.8 million gallons of diesel fuel for the period August 2010 through July 2011 at prices ranging from $2.27 to $2.93 per gallon. As of October 31, 2009, we had entered into agreements which required us to purchase a total of 200,000-242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon for the period August 2009 through July 2010. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the three months ended October 30, 2010.

Seasonality

While we have historically seen an increase in our inventory during the first quarter of our fiscal year, generally, we do not experience any material seasonality.  However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 4 to the condensed consolidated financial statements, we use an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt.  In addition, from time to time we use commodity swap agreements to hedge a portion of our expected diesel fuel usage, or fixed price purchase contracts. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010.

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

(b)       Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by the Company during the three months ended October 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
2.1(1)*

Merger Agreement, dated October 5, 2007, by and among the Company UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Mill brook Distribution Services Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)

10.72	Employment Separation Agreement and Release between the Registrant and Carl Koch III, dated September 23, 2010
10.73+	Amendment to Distribution Agreement between the Registrant and Whole Foods Distribution effective October 11, 2010
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO

*              The Registrant is amending the item number under which this exhibit has been filed from Item 10 (which the agreement was mistakenly originally filed under) to Item 2. Otherwise, there is no change with respect to this agreement.

(1)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2007.

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

Dated:  December 9, 2010