Form 10-Q
period 2011-01-29
UNITED NATURAL FOODS INC
filed 2011-03-10
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2011

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

As of March 3, 2011 there were 48,367,100 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	January 29,	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,284	$13,802
Accounts receivable, net of allowance of $5,858 and $6,253, respectively	258,979	217,097
Notes receivable, trade, net of allowance of $75 and $135, respectively	2,283	3,111
Inventories	523,575	439,702
Prepaid expenses and other current assets	20,528	21,793
Deferred income taxes	20,560	20,560
Total current assets	843,209	716,065

Property & equipment, net	280,003	279,255

Other assets:
Goodwill	189,397	186,925
Intangible assets, net of accumulated amortization of $7,400 and $5,569, respectively	60,484	50,201
Notes receivable, trade, net of allowance of $1,183 and $1,304, respectively	2,220	235
Other assets	19,354	18,118
Total assets	$1,394,667	$1,250,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,867	$201,685
Notes payable	185,000	242,570
Accrued expenses and other current liabilities	68,113	72,587
Current portion of long-term debt	5,040	5,033
Total current liabilities	482,020	521,875

Long-term debt, excluding current portion	45,911	48,433
Deferred income taxes	21,058	20,598
Other long-term liabilities	30,254	29,446
Total liabilities	579,243	620,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,344 issued and 48,317 outstanding shares at January 29, 2011; 43,558 issued and 43,531 outstanding shares at July 31, 2010	483	435
Additional paid-in capital	335,182	188,727
Treasury stock	(708)	(708)
Unallocated shares of Employee Stock Ownership Plan	(632)	(713)
Accumulated other comprehensive income (loss)	1,105	(1,155)
Retained earnings	479,994	443,861
Total stockholders’ equity	815,424	630,447
Total liabilities and stockholders’ equity	$1,394,667	$1,250,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Net sales	$1,114,449	$898,217	$2,167,416	$1,782,985
Cost of sales	915,817	731,611	1,776,452	1,451,778
Gross profit	198,632	166,606	390,964	331,207

Operating expenses	166,890	139,001	329,566	276,411
Total operating expenses	166,890	139,001	329,566	276,411

Operating income	31,742	27,605	61,398	54,796

Other expense (income):
Interest expense	1,298	1,557	2,684	2,938
Interest income	(57)	(41)	(265)	(110)
Other, net	(202)	(10)	(255)	(19)
Total other expense	1,039	1,506	2,164	2,809

Income before income taxes	30,703	26,099	59,234	51,987
Provision for income taxes	11,974	10,439	23,101	20,795
Net income	$18,729	$15,660	$36,133	$31,192

Basic per share data:
Net income	$0.39	$0.36	$0.78	$0.73

Weighted average basic shares of common stock outstanding	48,232	43,024	46,508	43,003

Diluted per share data:
Net income	$0.39	$0.36	$0.77	$0.72

Weighted average diluted shares of common stock outstanding	48,538	43,315	46,819	43,266

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	(Loss) Income	Earnings	Equity
Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447
Allocation of shares to ESOP						81			81

Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,257				138,301

Stock option exercises and restricted stock vestings, net	358	4			2,570				2,574

Share-based compensation					4,833				4,833

Tax benefit associated with stock compensation plans					795				795

Change in fair value of swap agreements, net of tax							382		382

Foreign currency translation							1,878		1,878

Net income								36,133	36,133

Total comprehensive income									38,393
Balances at January 29, 2011	48,344	$483	27	$(708)	$335,182	$(632)	$1,105	$479,994	$815,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	January 29,	January 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,133	$31,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,242	13,356
Share-based compensation	4,833	3,918
Gain on disposals of property and equipment	(44)	(13)
Excess tax benefits from share-based payment arrangements	(795)	(301)
Provision for doubtful accounts	1,031	515
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(42,872)	(19,496)
Inventories	(76,422)	(26,985)
Prepaid expenses and other assets	(171)	2,748
Notes receivable, trade	(1,097)	438
Accounts payable	12,337	20,041
Accrued expenses and other liabilities	(1,891)	727
Net cash (used in) provided by operating activities	(51,716)	26,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,267)	(15,822)
Purchases of acquired businesses, net of cash acquired	(21,911)	(194)
Proceeds from disposals of property and equipment	63	21
Net cash used in investing activities	(36,115)	(15,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under notes payable	(57,570)	(14,225)
Repayments of long-term debt	(2,515)	(2,508)
Net proceeds from common stock issuance	138,301	—
Increase in bank overdraft	9,744	3,491
Proceeds from stock option exercises	5,114	1,803
Payment of employee restricted stock tax withholdings	(2,540)	(1,223)
Excess tax benefits from share-based payment arrangements	795	301
Capitalized debt issuance costs	—	(7)
Net cash provided by (used in) financing activities	91,329	(12,368)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,482	(2,223)
Cash and cash equivalents at beginning of period	13,802	10,269
Cash and cash equivalents at end of period	$17,284	$8,046

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,408	$2,437
Federal and state income taxes paid, net of refunds	$15,354	$15,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 29, 2011 (Unaudited)

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

2.             ACQUISITIONS

During the first quarter of fiscal 2011, the Company, within its wholesale segment, completed its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”), whereby the Company (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution facility.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products, dated as of September 26, 2006 between the Company and Whole Foods Market as subsequently amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain Region, which includes Colorado, Kansas, New Mexico, Utah, Idaho, Montana and Wyoming, and its Southwest Region, which includes Texas, Louisiana, Oklahoma and Arkansas.  The Company expects to generate incremental annual revenues of approximately $160 million from Whole Foods Market as a result of this transaction. For the three and six months ended January 29, 2011, it is impracticable for the Company to provide complete financial results for this business since it was absorbed by the operations of our broadline distribution business. Net sales resulting from the transaction totaled approximately $40.4 million and $55.1 million for the three months and six months ended January 29, 2011, respectively.  We do not record the expenses for this business separately from the rest of the broadline distribution business, and no separate financial statements are produced.

During the first quarter of fiscal 2011 the Company recorded certain adjustments to the amounts recorded during the fourth quarter of fiscal 2010 related to the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group (“SDG”) business of SunOpta Inc. (the “SDG assets”) acquired by the Company’s Canadian subsidiary on June 11, 2010.  These adjustments included an unfavorable lease liability of $0.7 million recorded within intangible assets based on updated valuation information, and an adjustment of $0.3 million to reduce the amount receivable related to the working capital adjustment, which increased goodwill by a total of $1.0 million. As of January 29, 2011, the Company does not expect any further material changes to the amounts recorded in the financial statements related to this transaction. Net sales resulting from the acquisition totaled $47.2 million and $91.9 million for the three months and six months ended January 29, 2011, respectively.  Net income was not significant in either period compared to the Company’s consolidated net income. Total assets of UNFI Canada were approximately $82.6 million as of January 29, 2011.

During the first quarter of fiscal 2011, the Company recorded an adjustment to a liability related to certain restructuring activities at Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“DHI”), which the Company acquired on November 2, 2007. These restructuring activities, which included reductions in staffing and the planned elimination of a facility, were charged to the cost of the acquisition of DHI and a corresponding liability of $7.6 million was included in other long-term liabilities for the fiscal year ended August 1, 2009. This liability was reduced in fiscal 2010 by $1.7 million ($1.0 million net of tax) due to an adjustment in the timeline of certain of the planned restructuring activities.  This liability was further reduced during the first quarter of fiscal 2011 by $0.5 million ($0.3 million net of tax) due to another adjustment in the timeline of certain of the planned restructuring activities.

During the six months ended January 29, 2011, the Company recorded an increase of less than $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its branded product company acquisitions.  A third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date.  These earn-outs are based on tiers of net sales for the trailing twelve months, and no such amounts were earned or paid during the six months ended January 29, 2011.  During the six months ended January 30, 2010, the Company did not make any acquisitions but did make contingent consideration payments of approximately $0.2 million under these agreements.

3.             EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended
(In thousands)	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Basic weighted average shares outstanding	48,232	43,024	46,508	43,003

Net effect of dilutive stock awards based upon the treasury stock method	306	291	311	263

Diluted weighted average shares outstanding	48,538	43,315	46,819	43,266

There were 113,510 and 761,958 anti-dilutive share-based payment awards outstanding for the three months ended January 29, 2011 and January 30, 2010, respectively.  For the six months ended January 29, 2011 and January 30, 2010, there were 298,283 and 799,740 anti-dilutive stock awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

4.             FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB ASC 815, Derivatives and Hedging  (“ASC 815”). LIBOR was 0.26% and 0.23% as of January 29, 2011 and January 30, 2010, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at January 29, 2011 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other long-term liabilities.  The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the cash flows being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the fourth quarter of fiscal 2010, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2011.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the six months ended January 30, 2010, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2010. These fixed price fuel agreements also qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at January 29, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$1,865	—
Total	—	$1,865	—

	Fair Value at July 31, 2010
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$2,493	—
Total	—	$2,493	—

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

	January 29, 2011		July 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$50,951	$50,945	$53,466	$53,456

5.           BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other”. “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company’s headquarters located in Providence, Rhode Island. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased. These unallocated corporate expenses are the primary driver behind the operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses”. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 29, 2011:
Net sales	$1,099,960	$39,233	$(24,744)		$1,114,449
Operating income (loss)	39,609	(7,698)	(169)		31,742
Interest expense				$1,298	1,298
Interest income				(57)	(57)
Other, net				(202)	(202)
Income before income taxes					30,703
Depreciation and amortization	8,188	699			8,887
Capital expenditures	6,010	708			6,718
Goodwill	172,066	17,331			189,397
Total assets	1,262,797	140,265	(8,395)		1,394,667

Three months ended January 30, 2010:
Net sales	$885,170	$40,470	$(27,423)		$898,217
Operating income (loss)	34,193	(7,523)	935		27,605
Interest expense				$1,557	1,557
Interest income				(41)	(41)
Other, net				(10)	(10)
Income before income taxes					26,099
Depreciation and amortization	5,992	714			6,706
Capital expenditures	4,882	1,239			6,121
Goodwill	146,970	17,363			164,333
Total assets	994,856	114,906	(7,914)		1,101,848

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended January 29, 2011:
Net sales	$2,139,735	$83,606	$(55,925)		$2,167,416
Operating income (loss)	78,449	(16,168)	(883)		61,398
Interest expense				$2,684	2,684
Interest income				(265)	(265)
Other, net				(255)	(255)
Income before income taxes					59,234
Depreciation and amortization	15,830	1,412			17,242
Capital expenditures	13,255	1,012			14,267
Goodwill	172,066	17,331			189,397
Total assets	1,262,797	140,265	(8,395)		1,394,667

Six months ended January 30, 2010:
Net sales	$1,754,190	$80,539	$(51,744)		$1,782,985
Operating income (loss)	69,391	(15,654)	1,059		54,796
Interest expense				$2,938	2,938
Interest income				(110)	(110)
Other, net				(19)	(19)
Income before income taxes					51,987
Depreciation and amortization	11,973	1,383			13,356
Capital expenditures	12,002	3,820			15,822
Goodwill	146,970	17,363			164,333
Total assets	994,856	114,906	(7,914)		1,101,848

6.             SECONDARY COMMON STOCK OFFERING

During the six months ended January 29, 2011, the Company completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized a portion of the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “goal,” “seek,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information. The risks and uncertainties which could impact these forward looking statements and cause our results to differ materially from these expectations are described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K, and include, but are not limited to the Company’s ability to successfully deploy its operational initiatives in the Canadian market; the Company’s dependence on principal customers; the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer spending trends; the Company’s ability to timely and successfully deploy its new warehouse management system throughout its distribution facilities; increased fuel costs; the Company’s sensitivity to inflationary pressures; the relatively low margins and economic sensitivity of the Company’s business; the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and related product distributors; and management’s allocation of capital and the timing of capital expenditures. You should be aware that the occurrence of the events described under “Risk Factors” of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial condition.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which has been implemented in our Lancaster, Texas facility which began shipping products in the first quarter of fiscal 2011.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate by increased sales to the conventional supermarket and supernatural channels.

Since the second half of fiscal 2010, we have experienced a strong improvement in our sales growth and a reduction in the volatility of our sales.  Prior to the second half of fiscal 2010, we had experienced a slow down in our year over year sales growth which began in October 2008, and coincided with the macro-economic recession. During that time, consumers’ desire to purchase typically higher-cost natural and organic products weakened while we continued to experience elevated levels of inflation in our product costs.  Our specialty business was affected most by these factors.  However, the majority of consumers purchase natural and organic products because of their commitment to a healthy lifestyle and environmental sustainability, and those customers continue to seek out products that, although higher priced, are reflective of this commitment.   Despite experiencing slower sales growth during that time, we were able to manage our operating expenses in order to generate higher levels of operating income.  While inflation still remains lower than average historical levels, it has been increasing steadily over the past four quarters.  We believe our current trend of moderate inflation will continue over the next eighteen to twenty four months as the macro-economy continues to stabilize.

We have been the primary distributor to Whole Foods Market for more than 12 years. In 2007, our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following Whole Foods Market’s merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain distribution and related assets of Whole Foods Distribution previously used in their self distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 37% and 36% of our net sales for the three months ended January 29, 2011 and January 30, 2010, respectively, and approximately 36% and 35% of our net sales for the six months then ended, respectively.

We now distribute specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items through both our broadline and UNFI Specialty warehouses, and distribute other specialty non-food items through UNFI Specialty. We believe that the acquisition of DHI accomplished certain of our strategic objectives, including accelerating our expansion into a number of high-growth business segments and establishing immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, we gained new business with a number of conventional supermarkets during fiscal 2010. These new customers include Wakefern Food Corporation, Giant Landover, Kings and Giant Eagle.  We believe that UNFI Specialty’s customer base enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

On June 11, 2010, we acquired certain assets of SDG through our wholly-owned subsidiary, UNFI Canada, for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This strategic acquisition provides us with an immediate platform for growth in the Canadian market.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.7 million square feet. Our leased, 675,000 square foot distribution center in York, Pennsylvania, commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. In late September 2010, we began shipping products from our new facility in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  Finally, in October 2010, in connection with the transaction with Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a facility in Aurora, Colorado, which augments our existing Aurora, Colorado facility, which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico.

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $63.7 million and $53.8 million for the three months ended January 29, 2011 and January 30, 2010, respectively.  For the six months ended January 29, 2011 and January 30, 2010, these outbound shipping and handling costs totaled $123.4 million and $107.5 million respectively.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2%	81.5%	82.0%	81.4%
Gross profit	17.8%	18.5%	18.0%	18.6%

Total operating expenses	15.0%	15.5%	15.2%	15.5%

Operating Income	2.9%*	3.1%*	2.8%	3.1%

Other expense (income):
Interest expense	0.1%	0.2%	0.1%	0.2%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.1%	0.2%	0.1%	0.2%

Income before income taxes	2.8%	2.9%	2.7%	2.9%

Provision for income taxes	1.1%	1.2%	1.1%	1.2%

Net income	1.7%	1.7%	1.7%*	1.7%

* Total reflects rounding

Three Months Ended January 29, 2011 Compared To Three Months Ended January 30, 2010

Net Sales

Our net sales for the three months ended January 29, 2011 increased approximately 24.1%, or $216.2 million, to $1.1 billion from $898.2 million for the three months ended January 30, 2010. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as previously announced new customer wins in the conventional supermarket category.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and our ability to carry a broader selection of products. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. In addition to net sales growth attributable to our organic growth, during the second quarter of fiscal 2011 we also benefited from the inclusion of $47.2 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010 and approximately $40.4 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business and our expanded distribution agreement.

Our net sales by customer type for the three months ended January 29, 2011 and January 30, 2010 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales
Independently owned natural products retailers	$405	36%	$358	40%
Supernatural chain	417	37%	323	36%
Conventional supermarkets	243	22%	181	20%
Other	49	5%	36	4%
Total	$1,114	100%	$898	100%

Net sales to Whole Foods Market for the three months ended January 29, 2011 increased by approximately $93 million or 29% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 37% and 36% of our total net sales for the three months ended January 29, 2011 and January 30, 2010, respectively. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007. We continue to sell to the Henry’s and Sun Harvest locations that were divested by Whole Foods Market when it acquired Wild Oats Markets, and these sales are classified in the conventional supermarket channel. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as expanded distribution to Whole Foods Market’s Southwest region which began in late September, when our Lancaster, Texas facility began shipping products, and incremental shipments to Whole Foods Market’s Rocky Mountain region which began mid-October 2010.

Net sales to conventional supermarkets for the three months ended January 29, 2011 increased by approximately $62 million, or 34% from the three months ended January 30, 2010, and represented approximately 22% of total net sales in the three months ended January 29, 2011 compared to 20% in the three months ended January 30, 2010. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during late fiscal 2010 based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as approximately $22 million of net sales to conventional supermarkets by UNFI Canada.

Net sales to our independent retailer channel increased by approximately $47 million, or 13% during the three months ended January 29, 2011 compared to the three months ended January 30, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.  Approximately 40%, or $19 million, of the increase in independent retailer channel sales was generated by our acquisition of UNFI Canada.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $13 million, or 42% during the three months ended January 29, 2011 and accounted for approximately 5% of total net sales for the three months ended January 29, 2011 and January 30, 2010.

Beginning in the second half of fiscal 2010 we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2011 to continue to improve over fiscal 2010 in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels, including the impact of becoming Whole Foods Market’s primary distributor in its Southwest and Rocky Mountain regions. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. To the extent that we are unable to reduce our costs to serve this supernatural and conventional supermarket business in the periods that our sales growth in these channels exceeds our overall sales growth, particularly if our sales growth continues at the rates we experienced in the first and second quarters of fiscal 2011, our operating margin will be negatively impacted until we are able to generate the expected efficiencies and improvements in operating expenses. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. We also believe that our further integration of the specialty business in our markets will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 19.2%, or $32.0 million, to $198.6 million for the three months ended January 29, 2011, from $166.6 million for the three months ended January 30, 2010. Our gross profit as a percentage of net sales was 17.8% for the three months ended January 29, 2011, compared to 18.5% for the three months ended January 30, 2010. The reduction in gross profit as a percentage of net sales is primarily due to the increases in concentration of supernatural and conventional supermarket business that began during the second fiscal quarter of 2010, as well as the sell through of certain inventory which contained higher inbound freight expenses as a result of expedited deliveries to maintain service levels, in part as a result of the delay in transitioning certain business to our Lancaster, Texas facility.  Our gross profit margin was also negatively impacted in the quarter by the addition of new non-service conventional supermarket business and reduced manufacturer charge-backs.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the three months ended January 29, 2011 approximately $154 million of our $216 million total net sales growth over the comparable prior year quarter was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 59% of our total net sales in the three months ended January 29, 2011 were to the conventional supermarket and supernatural channels compared to approximately 56% in three months ended January 30, 2010. This change in sales mix resulted in lower gross profits as a percentage of sales during the three months ended January 29, 2011.

Operating Expenses

Our total operating expenses increased approximately 20.1%, or $27.9 million, to $166.9 million for the three months ended January 29, 2011, from $139.0 million for the three months ended January 30, 2010. The increase in total operating expenses for the three months ended January 29, 2011 was primarily due to higher sales volume including UNFI Canada.  We also incurred continued incremental start up inefficiencies related to our Lancaster, Texas facility, which commenced operations in September 2010, totaling approximately $2.5 million during the three months ended January 29, 2011, in part due to a delay in the planned transition of certain business and routes from our Aurora, Colorado facility.  These increases were partially offset by the fact that our fixed expenses (including rent expense and other buildings and grounds charges) remained comparable to the prior year despite our net sales growth of 24.1% during the period.  During the three months ended January 29, 2011, we also received a $2.6 million payment related to the settlement of litigation and arbitration resulting from a previous acquisition, which was reflected as a reduction to operating expenses and more than offsets previously recorded legal costs.  In addition, incentive compensation related expenses, excluding share-based compensation expenses, decreased by approximately 54% during the three months ended January 29, 2011 compared to the three months ended January 30, 2010 based on the Company’s results and projections against internal targets.

Total operating expenses for the three months ended January 29, 2011 include share-based compensation expenses of $2.2 million, compared to $1.8 million in the three months ended January 30, 2010.

As a percentage of net sales, total operating expenses decreased to approximately 15.0% for the three months ended January 29, 2011, from approximately 15.5% for the three months ended January 30, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in late September 2010, should further reduce our fuel costs as a percentage of net sales now that, as of March 1, 2011, all applicable routes have been transitioned to our Lancaster, Texas facility allowing us to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were primarily served from our facility in Aurora, Colorado. However, these improvements may be partially offset by increases in the price of diesel fuel. We also expect that we will be able to continue to reduce our operating expenses as we continue to roll out our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system we launched in our new Lancaster, Texas facility in the first quarter of fiscal 2011, with the planned implementation of the system in all of our distribution centers by the end of fiscal 2013.

Operating Income

Operating income increased approximately 15.0%, or $4.1 million, to $31.7 million for the three months ended January 29, 2011, from $27.6 million for the three months ended January 30, 2010. As a percentage of net sales, operating income was 2.9% for the three months ended January 29, 2011 compared to 3.1% for the three months ended January 30, 2010. The decrease in operating income as a percentage of net sales is primarily attributable to the decrease in gross profit as a percentage of net sales, which was not fully offset by lower operating expenses as we continue to develop efficiencies and deploy initiatives within our supply chain as well as the other factors discussed above.

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

Other Expense (Income)

Other expense (income) decreased $0.5 million to $1.0 million for the three months ended January 29, 2011, from $1.5 million for the three months ended January 30, 2010. Interest expense was $1.3 million and $1.6 million for the three months ended January 29, 2011 and January 30, 2010, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 40.0% for the three months ended January 29, 2011 and January 30, 2010, respectively. The decrease in the effective income tax rate for the three months ended January 29, 2011 is primarily due to foreign tax rate differences related to our new business in Canada. Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $3.1 million to $18.7 million, or $0.39 per diluted share, for the three months ended January 29, 2011, compared to $15.7 million, or $0.36 per diluted share, on a lower share base, for the three months ended January 30, 2010.

Six Months Ended January 29, 2011 Compared To Six Months Ended January 30, 2010

Net Sales

Our net sales increased approximately 21.6%, or $384.4 million, to $2.2 billion for the six months ended January 29, 2011, from $1.8 billion for the six months ended January 30, 2010.   This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended January 29, 2011, including growth in our wholesale segment of $385.5 million.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty, in our distribution centers.

Our net sales by customer type for the six months ended January 29, 2011 and January 30, 2010 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	January 29, 2011	% of Net Sales	January 30, 2010	% of Net Sales
Independently owned natural products retailers	$808	37%	$723	40%
Supernatural chain	784	36%	619	35%
Conventional supermarkets	476	22%	359	20%
Other	99	5%	82	5%
Total	$2,167	100%	$1,783	100%

Net sales to the supernatural chain channel for the six months ended January 29, 2011 increased by approximately $165 million or 27% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 36% and 35% of our total net sales for the six months ended January 29, 2011 and January 30, 2010, respectively. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as approximately $55 million in incremental net sales due to the expanded distribution to Whole Foods Market’s Southwest region which began in late September, when our Lancaster, Texas facility began shipping products, and to Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the six months ended January 29, 2011 increased by approximately $117 million, or 32% from the six months ended January 30, 2010, and represented approximately 22% of total net sales in the six months ended January 29, 2011 compared to 20% in the six months ended January 30, 2010. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during late fiscal 2010 based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as approximately $43 million of net sales to conventional supermarkets by UNFI Canada.

Net sales to our independent retailer channel increased by approximately $85 million, or 12% during the six months ended January 29, 2011 compared to the six months ended January 30, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.  Approximately 43%, or $37 million, of the increase in independent retailer channel sales was generated by our acquisition of UNFI Canada.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $17 million, or 21% during the six months ended January 29, 2011 and accounted for approximately 5% of total net sales for the six months ended January 29, 2011 and January 30, 2010.

Gross Profit

Our gross profit increased approximately 18.0%, or $59.8 million, to $391.0 million for the six months ended January 29, 2011, from $331.2 million for the six months ended January 30, 2010. Our gross profit as a percentage of net sales was 18.0% for the six months ended January 29, 2011, compared to 18.6% for the six months ended January 30, 2010. The reduction in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010 and start up costs related to inventory issues and incremental freight and service costs incurred during the first half of fiscal 2011 in connection with the initial period of operations of our new Lancaster, Texas distribution facility.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the six months ended January 29, 2011 approximately $281 million of our $384 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 58% of our total net sales in the six months ended January 29, 2011 were to the conventional supermarket and supernatural channels compared to approximately 55% in the six months ended January 30, 2010. This change in sales mix resulted in lower gross profits as a percentage of sales during the six months ended January 29, 2011.

Operating Expenses

Our total operating expenses increased approximately 19.2%, or $53.2 million, to $329.6 million for the six months ended January 29, 2011, from $276.4 million for the six months ended January 30, 2010. The increase in total operating expenses for the six months ended January 29, 2011 was primarily due to higher sales volume including UNFI Canada, $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas facility and continued incremental start up inefficiencies, $0.6 million for severance payments for former executives and $0.2 million in intangible impairment charges.  As mentioned above, during the six months ended January 29, 2011, we also received a $2.6 million payment related to the settlement of litigation and arbitration resulting from a previous acquisition, which was reflected as a reduction to operating expenses and more than offsets previously recorded legal costs.  Incentive compensation related expenses, excluding share-based compensation expense, decreased approximately 69% during the six months ended January 29, 2011 compared to the six months ended January 30, 2010, primarily as a result of Company’s results and projections against internal targets.

Total operating expenses for the six months ended January 29, 2011 include share-based compensation expense of $4.8 million, compared to $3.9 million in the six months ended January 30, 2010.

As a percentage of net sales, total operating expenses decreased to approximately 15.2% for the six months ended January 29, 2011, from approximately 15.5% for the six months ended January 30, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher leverage on fixed costs, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.

Operating Income

Operating income increased approximately 12.1%, or $6.6 million, to $61.4 million for the six months ended January 29, 2011, from $54.8 million for the six months ended January 30, 2010. As a percentage of net sales, operating income was 2.8% for the six months ended January 29, 2011 compared to 3.1% for the six months ended January 30, 2010. The decrease in operating income as a percent of net sales is primarily attributable to the decrease in gross profit as a percentage of net sales, which was not fully offset by lower operating expenses as our efficiencies and the settlement we received were counteracted in part by certain expenses as discussed above including those related to challenges we experienced when we began shipping products from our distribution facility in Lancaster, Texas and executive severance and impairment charges.

We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure. While the costs we incurred in the first half of fiscal 2011 related to the difficulties we experienced in beginning to ship products from our Lancaster, Texas distribution facility negatively affected our ability to reduce operating expenses in order to offset the lower gross profit percentages associated with servicing these additional Whole Foods Market regions, we believe this was a short-term condition and still expect significant long-term benefits from a single supply chain solution.

Other Expense (Income)

Other expense (income) decreased $0.6 million to $2.2 million for the six months ended January 29, 2011, from $2.8 million for the six months ended January 30, 2010. Interest expense was $2.7 million and $2.9 million for the six months ended January 29, 2011 and January 30, 2010, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.

Provision for Income Taxes

Our effective income tax rate was 39.0% and 40.0% for the six months ended January 29, 2011 and January 30, 2010, respectively.  The decrease in the effective income tax rate for the six months ended January 29, 2011 is primarily due to foreign tax rate differences related to our new business in Canada. Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $4.9 million to $36.1 million, or $0.77 per diluted share, for the six months ended January 29, 2011, compared to $31.2 million, or $0.72 per diluted share, on a lower share base, for the six months ended January 30, 2010.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We feel that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $30 million to $50 million in cash flow from operations per year for the 2011 and 2012 fiscal years. For the remainder of fiscal 2011, we expect to generate cash flows from operations primarily from net income and reductions to our inventory balances.  We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs. We intend to manage capital expenditures to no more than approximately 1% of net sales for the 2011 and 2012 fiscal years. We plan to assess our existing revolving credit facility and our financing needs once the facility draws closer to its November 2012 maturity date.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the revolving credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI. On November 27, 2007, we amended this facility to increase the maximum borrowing base under the revolving credit facility from $270 million to $400 million, and provide the Company with a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. In connection with this amendment, we also entered into a securities pledge agreement pursuant to which we and DHI pledged to the administrative agent all of our or DHI’s right, title and interest in and to the equity interests in our subsidiaries, whether then existing or thereafter acquired. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of January 29, 2011, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of January 29, 2011, we had $185.0 million outstanding under our credit facility, $19.5 million in letter of credit commitments and $1.3 million in reserves which generally reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Therefore, our resulting remaining availability was approximately $194.2 million as of January 29, 2011.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million, decreased the rate at which interest accrues to one-month LIBOR plus 1.00%, and extended the maturity date to July 28, 2012. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of January 29, 2011, $49.5 million was outstanding under the term loan agreement.

On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the “Fixed Charge Coverage Ratio Covenants”), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenants, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of January 29, 2011. In April 2009, we further amended our revolving credit facility and our term loan agreement, effective as of February 25, 2009, in order to update certain information as a result of our stock purchase acquisitions completed during fiscal year 2009 and provided similar updated information in June 2010 in connection with our acquisition of the SDG assets.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $49.5 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.26% as of January 29, 2011. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

In October 2010, we completed a secondary common stock offering.  As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, were issued at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility.

Our capital expenditures for the six months ended January 29, 2011 were $14.3 million. We believe that our capital requirements for fiscal 2011 will be between $42 and $45 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects should result in technological improvements to our operations that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements will be lower than our anticipated fiscal 2011 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $51.7 million for the six months ended January 29, 2011, a decrease of $77.8 million from the $26.1 million provided by operations for the six months ended January 30, 2010. The primary reasons for the net use of cash from operations for the six months ended January 29, 2011 were an increase in inventories of $76.4 million due to our sales growth during the year and our new facility in Lancaster, Texas and an increase in accounts receivable of $42.9 million, partially offset by an increase in accounts payable of $12.3 million and net income of $36.1 million. Net cash provided by operations for the six months ended January 30, 2010 was the result of net income of $31.2 million, the change in cash collected from customers net of cash paid to vendors and a $27.0 million investment in inventory.

Days in inventory remained at 50 days at January 29, 2011, comparable to July 31, 2010. Days sales outstanding increased slightly to 21 days at January 29, 2011, compared to 20 days at July 31, 2010. Working capital increased by $167.0 million, or 86.0%, to $361.2 million at January 29, 2011, compared to working capital of $194.2 million at July 31, 2010.

Net cash used in investing activities increased $20.1 million to $36.1 million for the six months ended January 29, 2011, compared to $16.0 million for the six months ended January 30, 2010. The increase from the fiscal six months ended January 30, 2010 was primarily due to the agreement with Whole Foods Distribution related to the purchase of the certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions described in more detail above.

Net cash provided by financing activities was $91.3 million for the six months ended January 29, 2011, primarily due to the issuance of common stock of $138.3 million, offset by repayments on notes payable of $57.6 million. Net cash used in financing activities was $12.4 million for the six months ended January 30, 2010, primarily due to repayments on borrowings under notes payable.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No other purchases were made, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. However, no treasury shares were issued during the six months ended January 29, 2011.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” During the six months ended January 29, 2011 and January 30, 2010, we had no outstanding commodity swap agreements.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of January 29, 2011, we had entered into agreements which require us to purchase a total of approximately 2.8 million gallons of diesel fuel for the period August 2010 through July 2011 at prices ranging from $2.27 to $2.93 per gallon. As of January 30, 2010, we had entered into agreements which required us to purchase a total of 200,000-242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon for the period August 2009 through July 2010. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the six months ended January 29, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares repurchased by the Company.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2010 — December 4, 2010	111		$35.57	—	—
December 5, 2010 — January 1, 2011	—		—	—	—
January 2, 2011 — January 29, 2011	231		$36.68	—	—
Total	342	(1)	$36.32	—	—

(1) All shares repurchased during the three months ended January 29, 2011 related to shares withheld and retired to satisfy the tax withholding obligations upon vesting of previously awarded restricted stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6.  Exhibits

Exhibits

Exhibit No.	Description
10.74 (1)	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CEO
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO

(1)           Incorporated by reference to the Registrant’s Periodic Report on Form 8-K, filed on December 21, 2010

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

Dated: March 10, 2011