Form 10-Q
period 2011-04-30
UNITED NATURAL FOODS INC
filed 2011-06-09
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 27, 2011 there were 48,482,250 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	April 30,	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,318	$13,802
Accounts receivable, net of allowance of $5,433 and $6,253, respectively	279,650	217,097
Notes receivable, trade, net of allowance of $77 and $135, respectively	2,207	3,111
Inventories	550,249	439,702
Prepaid expenses and other current assets	19,059	21,793
Deferred income taxes	20,560	20,560
Total current assets	896,043	716,065

Property & equipment, net	282,859	279,255

Other assets:
Goodwill	190,504	186,925
Intangible assets, net of accumulated amortization of $7,592 and $5,569, respectively	60,962	50,201
Notes receivable, trade, net of allowance of $1,181 and $1,304, respectively	2,251	235
Other assets	19,325	18,118
Total assets	$1,451,944	$1,250,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,487	$201,685
Notes payable	177,000	242,570
Accrued expenses and other current liabilities	82,205	72,587
Current portion of long-term debt	5,043	5,033
Total current liabilities	504,735	521,875

Long-term debt, excluding current portion	44,649	48,433
Deferred income taxes	21,476	20,598
Other long-term liabilities	30,036	29,446
Total liabilities	600,896	620,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,502 issued and 48,475 outstanding shares at April 30, 2011; 43,558 issued and 43,531 outstanding shares at July 31, 2010	485	435
Additional paid-in capital	342,988	188,727
Treasury stock	(708)	(708)
Unallocated shares of Employee Stock Ownership Plan	(591)	(713)
Accumulated other comprehensive income (loss)	5,518	(1,155)
Retained earnings	503,356	443,861
Total stockholders’ equity	851,048	630,447
Total liabilities and stockholders’ equity	$1,451,944	$1,250,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010

Net sales	$1,203,983	$985,694	$3,371,399	$2,768,679
Cost of sales	985,439	803,287	2,761,891	2,255,065
Gross profit	218,544	182,407	609,508	513,614

Operating expenses	179,638	148,565	509,204	424,976
Total operating expenses	179,638	148,565	509,204	424,976

Operating income	38,906	33,842	100,304	88,638

Other expense (income):
Interest expense	1,146	1,491	3,830	4,429
Interest income	(750)	(89)	(1,015)	(199)
Other, net	(427)	(40)	(682)	(60)
Total other expense (income)	(31)	1,362	2,133	4,170

Income before income taxes	38,937	32,480	98,171	84,468
Provision for income taxes	15,575	12,992	38,676	33,787
Net income	$23,362	$19,488	$59,495	$50,681

Basic per share data:
Net income	$0.48	$0.45	$1.26	$1.18

Weighted average basic shares of common stock outstanding	48,406	43,245	47,129	43,085

Diluted per share data:
Net income	$0.48	$0.45	$1.25	$1.17

Weighted average diluted shares of common stock outstanding	48,793	43,536	47,470	43,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	(Loss) Income	Earnings	Equity
Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447
Allocation of shares to ESOP						122			122

Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,257				138,301

Stock option exercises and restricted stock vestings, net	516	6			7,090				7,096

Share-based compensation					7,395				7,395

Excess tax benefits associated with stock compensation plans					1,519				1,519

Change in fair value of swap agreements, net of tax							525		525

Foreign currency translation							6,148		6,148

Net income								59,495	59,495

Total comprehensive income									66,168
Balances at April 30, 2011	48,502	$485	27	$(708)	$342,988	$(591)	$5,518	$503,356	$851,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,495	$50,681
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,898	20,219
Share-based compensation	7,395	6,517
Gain on disposals of property and equipment	(3)	(3)
Excess tax benefits from share-based payment arrangements	(1,519)	(399)
Provision for doubtful accounts	849	781
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(62,168)	(32,564)
Inventories	(101,778)	(72,141)
Prepaid expenses and other assets	502	4,373
Notes receivable, trade	(895)	38
Accounts payable	25,881	37,591
Accrued expenses and other liabilities	12,511	18,037
Net cash (used in) provided by operating activities	(32,832)	33,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,456)	(30,912)
Purchases of acquired businesses, net of cash acquired	(21,984)	(235)
Proceeds from disposals of property and equipment	82	20
Net cash used in investing activities	(46,358)	(31,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	138,301	—
Repayments of long-term debt	(3,774)	(4,157)
Net repayments under notes payable	(65,570)	(13,000)
Increase in bank overdraft	12,224	11,697
Proceeds from stock option exercises	9,761	3,751
Payment of employee restricted stock tax withholdings	(2,665)	(1,272)
Excess tax benefits from share-based payment arrangements	1,519	399
Capitalized debt issuance costs	—	(7)
Net cash provided by (used in) financing activities	89,796	(2,589)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(90)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,516	(586)
Cash and cash equivalents at beginning of period	13,802	10,269
Cash and cash equivalents at end of period	$24,318	$9,683

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$3,545	$3,559
Income taxes paid, net of refunds	$27,674	$23,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011 (Unaudited)

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $65.3 million and $56.1 million for the three months ended April 30, 2011 and May 1, 2010, respectively.  For the nine months ended April 30, 2011 and May 1, 2010, these outbound shipping and handling costs totaled $188.7 million and $163.6 million respectively.

2.                                       ACQUISITIONS

During the first quarter of fiscal 2011, the Company, within its wholesale segment, completed its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”), whereby the Company (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution facility.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products, dated as of September 26, 2006 between the Company and Whole Foods Market as subsequently amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain Region, which includes Colorado, Kansas, New Mexico, Utah, Idaho, Montana and Wyoming, and its Southwest Region, which includes Texas, Louisiana, Oklahoma and Arkansas.  The Company expects to generate incremental annual revenues of approximately $160 million from Whole Foods Market as a result of this transaction. For the three and nine months ended April 30, 2011, it is impracticable for the Company to provide complete financial results for this business since it was absorbed by the operations of our broadline distribution business. Net sales resulting from the transaction totaled approximately

$39.2 million and $94.3 million for the three and nine months ended April 30, 2011, respectively.  We do not record the expenses for this business separately from the rest of the broadline distribution business, and no separate financial statements are produced.

During the first quarter of fiscal 2011 the Company recorded certain adjustments to the amounts recorded during the fourth quarter of fiscal 2010 related to the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group (“SDG”) business of SunOpta Inc. (the “SDG assets”) acquired by the Company’s Canadian subsidiary (“UNFI Canada”) on June 11, 2010.  These adjustments included an unfavorable lease liability of $0.7 million recorded within other liabilities based on updated valuation information, and an adjustment of $0.3 million to reduce the amount receivable related to the working capital adjustment, which increased goodwill by a total of $1.0 million. As of April 30, 2011, the Company does not expect any further material changes to the amounts recorded in the financial statements related to this transaction. Net sales resulting from the acquisition totaled $56.7 million and $148.6 million for the three and nine months ended April 30, 2011, respectively.  Net income was not significant in either period compared to the Company’s consolidated net income. Total assets of UNFI Canada were approximately $94.9 million as of April 30, 2011.

During fiscal 2011, the Company recorded adjustments to a liability related to certain restructuring activities at Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. (“DHI”), which the Company acquired on November 2, 2007. These restructuring activities, which included termination of a management agreement with the former owner, reductions in staffing and the planned elimination of a facility, were charged to the cost of the acquisition of DHI and a corresponding liability of $7.2 million was included in other long-term liabilities for the fiscal year ended August 2, 2008. This liability was reduced in fiscal 2010 by $1.7 million ($1.0 million net of tax) due to an adjustment in the timeline of certain of the planned restructuring activities.  This liability was further reduced during fiscal 2011 by $1.2 million ($0.7 million net of tax) due to another adjustment in the timeline of certain of the planned restructuring activities and a payment of $0.6 million.

During the nine months ended April 30, 2011, the Company recorded an increase of less than $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its branded product company acquisitions.  A third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date.  These earn-outs are based on tiers of net sales for the trailing twelve months, and no such amounts were earned or paid during the nine months ended April 30, 2011.  During the nine months ended May 1, 2010, the Company did not make any acquisitions but did make contingent consideration payments of approximately $0.3 million under these agreements.

3.                                       EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Basic weighted average shares outstanding	48,406	43,245	47,129	43,085

Net effect of dilutive stock awards based upon the treasury stock method	387	291	341	243

Diluted weighted average shares outstanding	48,793	43,536	47,470	43,328

There were 10,014 and 427,325 anti-dilutive share-based payment awards outstanding for the three months ended April 30, 2011 and May 1, 2010, respectively.  For the nine months ended April 30, 2011 and May 1, 2010, there were 131,211 and 697,119 anti-dilutive share-based payment awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

4.                                       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB ASC 815, Derivatives and Hedging (“ASC 815”). LIBOR was 0.21% and 0.28% as of April 30, 2011 and May 1, 2010, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at April 30, 2011 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other long-term liabilities.  The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the cash flows being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the fourth quarter of fiscal 2010, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2011.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the nine months ended May 1, 2010, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2010. These fixed price fuel agreements also qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at April 30, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$1,592	—
Total	—	$1,592	—

	Fair Value at July 31, 2010
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$2,493	—
Total	—	$2,493	—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve.  The Company does not enter into derivative agreements for trading purposes.

The fair value of the Company’s other financial instruments including cash, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.

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

	April 30, 2011		July 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$49,692	$49,693	$53,466	$53,456

5.                                       BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other”. “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased. These unallocated corporate expenses are the primary driver behind the operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses”. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended April 30, 2011:
Net sales	$1,189,085	$41,773	$(26,875)		$1,203,983
Operating income (loss)	46,642	(7,735)	(1)		38,906
Interest expense				$1,146	1,146
Interest income				(750)	(750)
Other, net				(427)	(427)
Income before income taxes					38,937
Depreciation and amortization	8,918	738			9,656
Capital expenditures	9,474	715			10,189
Goodwill	173,173	17,331			190,504
Total assets	1,309,410	151,466	(8,932)		1,451,944

Three months ended May 1, 2010:
Net sales	$970,025	$48,122	$(32,453)		$985,694
Operating income (loss)	45,777	(11,374)	(561)		33,842
Interest expense				$1,491	1,491
Interest income				(89)	(89)
Other, net				(40)	(40)
Income before income taxes					32,480
Depreciation and amortization	6,163	699			6,862
Capital expenditures	14,813	276			15,089
Goodwill	145,983	17,363			163,346
Total assets	1,034,810	141,399	(8,679)		1,167,530

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended April 30, 2011:
Net sales	$3,328,819	$125,380	$(82,800)		$3,371,399
Operating income (loss)	125,090	(23,902)	(884)		100,304
Interest expense				$3,830	3,830
Interest income				(1,015)	(1,015)
Other, net				(682)	(682)
Income before income taxes					98,171
Depreciation and amortization	24,748	2,150			26,898
Capital expenditures	22,729	1,727			24,456
Goodwill	173,173	17,331			190,504
Total assets	1,309,410	151,466	(8,932)		1,451,944

Nine months ended May 1, 2010:
Net sales	$2,724,214	$128,661	$(84,196)		$2,768,679
Operating income (loss)	115,118	(26,977)	497		88,638
Interest expense				$4,429	4,429
Interest income				(199)	(199)
Other, net				(60)	(60)
Income before income taxes					84,468
Depreciation and amortization	18,188	2,031			20,219
Capital expenditures	27,692	3,220			30,912
Goodwill	145,983	17,363			163,346
Total assets	1,034,810	141,399	(8,679)		1,167,530

6.                                       SECONDARY COMMON STOCK OFFERING

During the first quarter of fiscal 2011, the Company completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized a portion of the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “goal,” “seek,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information. The risks and uncertainties which could impact these forward looking statements and cause our results to differ materially from these expectations are described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2010, and include, but are not limited to the Company’s dependence on principal customers; the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer spending trends; the Company’s ability to timely and successfully deploy its new warehouse management system throughout its distribution facilities; increased fuel costs; the Company’s sensitivity to inflationary pressures; the relatively low margins and economic sensitivity of the Company’s business; the Company’s ability to successfully deploy its operational initiatives in the Canadian market; the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and related product distributors; and management’s allocation of capital and the timing of capital expenditures. You should be aware that the occurrence of the events described under “Risk Factors” of our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could have an adverse effect on our business, results of operations and financial condition.

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

•                  our retail division, consisting of Earth Origins Market, which operates our 12 natural products retail stores within the United States; and

•                  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which has been implemented in our Lancaster, Texas facility which began shipping products in the first quarter of fiscal 2011.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate by increased sales to the conventional supermarket and supernatural channels.

Since the second half of fiscal 2010, we have experienced a strong improvement in our sales growth and a reduction in the volatility of our sales.  Prior to the second half of fiscal 2010, we had experienced a slowdown in our year over year sales growth which began in October 2008, and coincided with the macro-economic recession. During that time, consumers’ desire to purchase typically higher-cost natural and organic products weakened while we continued to experience elevated levels of inflation in our product costs.  Our specialty business was affected most by these factors.  However, the majority of consumers purchase natural and organic products because of their commitment to a healthy lifestyle and environmental sustainability, and those customers continue to seek out products that, although higher priced, are reflective of this commitment.  Despite experiencing slower sales growth during that time, we were able to manage our operating expenses in order to generate higher levels of operating income.  While inflation still remains marginally lower than average historical levels, it has been increasing steadily over the past five quarters.  We believe the current trend of moderate inflation will continue over the next twelve to twenty-four months as the macro-economy continues to stabilize.

We have been the primary distributor to Whole Foods Market for more than twelve years. In 2007, our relationship with Whole Foods Market was expanded to cover the former Wild Oats Markets stores retained by Whole Foods Market following Whole Foods Market’s merger with Wild Oats Markets. We had served as the primary distributor of natural and organic foods and non-food products to Wild Oats Markets prior to the merger. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain distribution and related assets of Whole Foods Distribution previously used in their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 36% of our net sales for both the three months ended April 30, 2011 and May 1, 2010, and approximately 36% and 35% of our net sales for the nine months then ended, respectively.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.7 million square feet. Our leased, 675,000 square foot distribution center in York, Pennsylvania, commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our UNFI Specialty distribution facility in East Brunswick, New Jersey to the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. In late September 2010, we began shipping products from our new facility in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  Finally, in October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a facility in Aurora, Colorado, which augments our existing Aurora, Colorado facility, which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended July 31, 2010, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.  For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8%	81.5%	81.9%	81.4%
Gross profit	18.2%	18.5%	18.1%	18.6%

Total operating expenses	14.9%	15.1%	15.1%	15.3%

Operating income	3.2%*	3.4%	3.0%	3.2%*

Other expense (income):
Interest expense	0.1%	0.2%	0.1%	0.2%
Interest income	(0.1)%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.0%	0.1%*	0.1%	0.2%

Income before income taxes	3.2%	3.3%	2.9%	3.1%*

Provision for income taxes	1.3%	1.3%	1.1%	1.2%

Net income	1.9%*	2.0%	1.8%	1.8%*

* Total reflects rounding

Three Months Ended April 30, 2011 Compared To Three Months Ended May 1, 2010

Net Sales

Our net sales for the three months ended April 30, 2011 increased approximately 22.1%, or $218.3 million, to $1.2 billion from $985.7 million for the three months ended May 1, 2010. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer and previously announced new customer wins in the conventional supermarket category, as well as incremental sales resulting from our acquisition of the SDG assets and our acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and our ability to carry a broader selection of products. We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. In addition to net sales growth attributable to our organic growth, during the third quarter of fiscal 2011 we also benefited from the inclusion of $56.7 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010 and approximately $39.2 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business and our expanded distribution agreement.

Our net sales by customer type for the three months ended April 30, 2011 and May 1, 2010 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	April 30, 2011	% of Net Sales	May 1, 2010	% of Net Sales
Independently owned natural products retailers	$447	37%	$392	40%
Supernatural chain	432	36%	355	36%
Conventional supermarkets	262	22%	197	20%
Other	63	5%	42	4%
Total	$1,204	100%	$986	100%

Net sales to our independent retailer channel increased by approximately $55 million, or 14% during the three months ended April 30, 2011 compared to the three months ended May 1, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore have decreased as a percentage of our total net sales.  Approximately 43%, or $23 million, of the increase in independent retailer channel sales was generated by our acquisition of UNFI Canada.

Net sales to Whole Foods Market for the three months ended April 30, 2011 increased by approximately $78 million or 22% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 36% of our total net sales for both the three months ended April 30, 2011 and May 1, 2010. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007. We continue to sell to the Henry’s and Sun Harvest locations that were divested by Whole Foods Market when it acquired Wild Oats Markets, and these sales are classified in the conventional supermarket channel. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as approximately $39.2 million in net sales as a result of the expanded distribution to Whole Foods Market’s Southwest region which began in late September, when our Lancaster, Texas facility began shipping products, and Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the three months ended April 30, 2011 increased by approximately $65 million, or 33% from the three months ended May 1, 2010, and represented approximately 22% of total net sales in the three months ended April 30, 2011 compared to 20% in the three months ended May 1, 2010. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during late fiscal 2010 based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as approximately $26 million of net sales to conventional supermarkets by UNFI Canada.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $21 million, or 25% during the three months ended April 30, 2011 and accounted for approximately 5% of total net sales for both the three months ended April 30, 2011 and May 1, 2010.

Gross Profit

Our gross profit increased approximately 19.8%, or $36.1 million, to $218.5 million for the three months ended April 30, 2011, from $182.4 million for the three months ended May 1, 2010. Our gross profit as a percentage of net sales was 18.2% for the three months ended April 30, 2011, compared to 18.5% for the three months ended May 1, 2010. The reduction in gross profit as a percentage of net sales is primarily due to the increases in concentration of supernatural and conventional supermarket business that began during the second fiscal quarter of 2010 and higher inbound freight expenses as a result of increased fuel prices.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the three months ended April 30, 2011 approximately $143 million of our $218 million total net sales growth over the comparable prior year quarter was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 58% of our total net sales in the three months ended April 30, 2011 were to the conventional supermarket and supernatural channels compared to approximately 56% in three months ended May 1, 2010. This change in sales mix resulted in lower gross profits as a percentage of sales during the three months ended April 30, 2011.

Operating Expenses

Our total operating expenses increased approximately 20.9%, or $31.1 million, to $179.6 million for the three months ended April 30, 2011, from $148.6 million for the three months ended May 1, 2010. The increase in total operating expenses for the three months ended April 30, 2011 was primarily due to operating costs associated with higher sales volume, including sales through our UNFI Canada subsidiary.  In addition, our health insurance expenses and our incentive-based compensation, excluding share-based compensation expense, increased approximately by $2.8 million and $1.5 million, respectively, during the three months ended April 30, 2011, compared to the three months ended May 1, 2010.  Total operating expenses for both the three months ended April 30, 2011 and May 1, 2010 include share-based compensation expenses of $2.6 million.

As a percentage of net sales, total operating expenses decreased to approximately 14.9% for the three months ended April 30, 2011, from approximately 15.1% for the three months ended May 1, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. We have continued to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in late September 2010, should further reduce our fuel costs as a percentage of net sales now that, as of March 1, 2011, all applicable routes have been transitioned to our Lancaster, Texas facility allowing us to further reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were primarily served from our facility in Aurora, Colorado. However, the effect of these improvements may be partially offset in our consolidated results by continued increases in the national price of diesel fuel.  We also expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue to roll out our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system we launched in our new Lancaster, Texas facility in the first quarter of fiscal 2011, with the planned implementation of the system in all of our distribution centers by the end of fiscal 2013.

Operating Income

Operating income increased approximately 15.0%, or $5.1 million, to $38.9 million for the three months ended April 30, 2011, from $33.8 million for the three months ended May 1, 2010. As a percentage of net sales, operating income was 3.2% for the three months ended April 30, 2011 compared to 3.4% for the three months ended May 1, 2010. The decrease in operating income as a percentage of net sales is primarily attributable to the decrease in gross profit as a percentage of net sales, which was not fully offset by lower operating expenses as we continue to develop efficiencies and deploy initiatives within our supply chain, as well as the other factors discussed above.

We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure, however, we expect it will take approximately three to five quarters to fully achieve these operating expense reductions.

Other Expense (Income)

Other income for the three months ended April 30, 2011 was less than $0.1 million, compared to other expense of $1.4 million for the three months ended May 1, 2010. Interest expense was $1.1 million and $1.5 million for the three months ended April 30, 2011 and May 1, 2010, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.  Interest income was $0.8 million and $0.1 million for the three months ended April 30, 2011 and May 1, 2010, respectively.  The increase from the prior year period was primarily due to a change in contract terms related to a letter of credit provided by the Company to a vendor, whereby the Company had historically received a rebate which was reflected within cost of sales, and instead now receives interest income based on the face value of the letter of credit.

Provision for Income Taxes

Our effective income tax rate was 40.0% for both the three months ended April 30, 2011 and May 1, 2010. Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $3.9 million to $23.4 million, or $0.48 per diluted share, for the three months ended April 30, 2011, compared to $19.5 million, or $0.45 per diluted share, on a lower share base, for the three months ended May 1, 2010.

Nine months ended April 30, 2011 compared to nine months ended May 1, 2010

Net Sales

Our net sales increased approximately 21.8%, or $602.7 million, to $3.4 billion for the nine months ended April 30, 2011, from $2.8 billion for the nine months ended May 1, 2010.   This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended April 30, 2011, including growth in our wholesale segment of $604.6 million, which includes the growth resulting from our expansion into the Canadian market and the expansion of our primary distribution agreement with Whole Foods Market.  Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty, in our distribution centers.  In addition to net sales growth attributable to our organic growth, during the nine months ended April 30, 2011 we also benefited from the inclusion of $148.6 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010, and approximately $94.3 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business and our expanded distribution agreement.

Our net sales by customer type for the nine months ended April 30, 2011 and May 1, 2010 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	April 30, 2011	% of Net Sales	May 1, 2010	% of Net Sales
Independently owned natural products retailers	$1,255	37%	$1,114	40%
Supernatural chain	1,216	36%	974	35%
Conventional supermarkets	738	22%	557	20%
Other	162	5%	124	5%
Total	$3,371	100%	$2,769	100%

Net sales to our independent retailer channel increased by approximately $141 million, or 13% during the nine months ended April 30, 2011 compared to the nine months ended May 1, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.  Approximately 43%, or $60 million, of the increase in independent retailer channel sales was generated by our acquisition of UNFI Canada.

Net sales to the supernatural chain channel for the nine months ended April 30, 2011 increased by approximately $242 million or 25% as compared to the prior fiscal year’s comparable period, and accounted for approximately 36% and 35% of our total net sales for the nine months ended April 30, 2011 and May 1, 2010, respectively. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as approximately $94 million in incremental net sales due to the expanded distribution to Whole Foods Market’s Southwest region which began in late September 2010, when our Lancaster, Texas facility began shipping products, and to Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the nine months ended April 30, 2011 increased by approximately $181 million, or 33% from the nine months ended May 1, 2010, and represented approximately 22% of total net sales in the nine months ended April 30, 2011 compared to 20% in the nine months ended May 1, 2010. The increase in net sales to conventional supermarkets is primarily due to several large new customers that we began servicing during late fiscal 2010 based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as approximately $69 million of net sales to conventional supermarkets by UNFI Canada.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $38 million, or 31% during the nine months ended April 30, 2011 and accounted for approximately 5% of total net sales for both the nine months ended April 30, 2011 and May 1, 2010.

Beginning in the second half of fiscal 2010 we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2011 to continue to improve over fiscal 2010 in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels, including the growth from becoming Whole Foods Market’s primary distributor in its Southwest and Rocky Mountain regions.  We believe that the integration of our specialty business in certain of our markets has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. We also believe that our further integration of the specialty business in other markets will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 18.7%, or $95.9 million, to $609.5 million for the nine months ended April 30, 2011, from $513.6 million for the nine months ended May 1, 2010. Our gross profit as a percentage of net sales was 18.1% for the nine months ended April 30, 2011, compared to 18.6% for the nine months ended May 1, 2010. The reduction in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010 and start up costs related to inventory issues and incremental freight and service costs incurred during the first half of fiscal 2011 in connection with the initial period of operations of our new Lancaster, Texas distribution facility, partially offset by higher fuel surcharge revenue during the nine months ended April 30, 2011.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the nine months ended April 30, 2011 approximately $424 million of our $603 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 58% of our total net sales in the nine months ended April 30, 2011 were to the conventional supermarket and supernatural channels compared to approximately 55% in the nine months ended May 1, 2010. This change in sales mix resulted in lower gross profits as a percentage of sales during the nine months ended April 30, 2011.

Operating Expenses

Our total operating expenses increased approximately 19.8%, or $84.2 million, to $509.2 million for the nine months ended April 30, 2011, from $425.0 million for the nine months ended May 1, 2010. The increase in total operating expenses for the nine months ended April 30, 2011 was primarily due to operating costs associated with higher sales volume including sales through our UNFI Canada subsidiary, $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas facility and incremental start up inefficiencies which continued through January 2011, $0.6 million for severance payments for former executives and $0.2 million in intangible impairment charges.  During the nine months ended April 30, 2011, we also received a $2.6 million payment related to the settlement of litigation and arbitration resulting from a previous acquisition, which was reflected as a reduction to operating expenses and offsets previously recorded legal costs.  Incentive compensation related expenses, excluding share-based compensation expense, decreased approximately 27% during the nine months ended April 30, 2011 compared to the nine months ended May 1, 2010, primarily as a result of the Company’s results and projections against internal targets.

Total operating expenses for the nine months ended April 30, 2011 include share-based compensation expense of $7.4 million, compared to $6.5 million in the nine months ended May 1, 2010.

As a percentage of net sales, total operating expenses decreased to approximately 15.1% for the nine months ended April 30, 2011, from approximately 15.3% for the nine months ended May 1, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher leverage on fixed costs, as well as expense control programs across all of our divisions. We have continued to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.

Operating Income

Operating income increased approximately 13.2%, or $11.7 million, to $100.3 million for the nine months ended April 30, 2011, from $88.6 million for the nine months ended May 1, 2010. As a percentage of net sales, operating income was 3.0% for the nine months ended April 30, 2011 compared to 3.2% for the nine months ended May 1, 2010. The decrease in operating income as a percent of net sales is primarily attributable to the decrease in gross profit as a percentage of net sales, which was not fully offset by lower operating expenses as our efficiencies and the settlement we received were counteracted in part by certain expenses as discussed above including those related to challenges we experienced when we began shipping products from our distribution facility in Lancaster, Texas and executive severance and impairment charges.

We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We have sought to offset these reductions in gross profit percentages by reducing our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure. During the first nine months of fiscal 2011, we were unable to reduce our costs to serve this supernatural and conventional supermarket business at a rate that was faster than our reduction in gross margin, in part due to the difficulties we experienced in beginning to ship products from our new Lancaster, Texas facility. We expect our operating margin will continue to be negatively impacted until we are able to generate the expected efficiencies and improvements in operating expenses from our single supply chain solution and other operational improvements over the next three to five quarters.

Other Expense (Income)

Other expense (income) decreased $2.0 million to $2.1 million for the nine months ended April 30, 2011, from $4.2 million for the nine months ended May 1, 2010. Interest expense was $3.8 million and $4.4 million for the nine months ended April 30, 2011 and May 1, 2010, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions. Interest income was $1.0 million and $0.2 million for the nine months ended April 30, 2011 and May 1, 2010, respectively.  The increase of $0.8 million was due primarily to the same factors discussed above for the third quarter of fiscal 2011.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 40.0% for the nine months ended April 30, 2011 and May 1, 2010, respectively. The decrease in the effective income tax rate for the nine months ended April 30, 2011 is primarily due to foreign tax rate differences related to our new business in Canada. Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $8.8 million to $59.5 million, or $1.25 per diluted share, for the nine months ended April 30, 2011, compared to $50.7 million, or $1.17 per diluted share, on a lower share base, for the nine months ended May 1, 2010.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We feel that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $30 million to $50 million in cash flows from operations per year for the 2011 and 2012 fiscal years. For the remainder of fiscal 2011, we expect to generate cash flows from operations primarily from net income and reductions to our inventory balances.  We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs. We intend to manage capital expenditures to no more than approximately 1% of net sales for the 2011 and 2012 fiscal years. We plan to assess our existing revolving credit facility and our financing needs once the facility draws closer to its November 2012 maturity date.

On November 2, 2007, we amended our $250 million secured revolving credit facility with a bank group led by Bank of America Business Capital as the administrative agent, to temporarily increase the maximum borrowing base under the revolving credit facility from $250 million to $270 million. We used the funds available to us as a result of this amendment to fund a portion of the purchase price for our acquisition of DHI. On November 27, 2007, we amended this facility to increase the maximum borrowing base under the revolving credit facility from $270 million to $400 million, and provide the Company with a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. In connection with this amendment, we also entered into a securities pledge agreement pursuant to which we and DHI pledged to the administrative agent all of our or DHI’s right, title and interest in and to the equity interests in our subsidiaries, whether then existing or thereafter acquired. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of April 30, 2011, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of April 30, 2011, we had $177.0 million outstanding under our credit facility, $21.8 million in letter of credit commitments and $1.3 million in reserves which generally reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Therefore, our resulting remaining availability was approximately $199.9 million as of April 30, 2011.

In April 2003, we executed a term loan agreement in the principal amount of $30 million secured by the real property that was released from the lien under our revolving credit facility in accordance with an amendment to the loan and security agreement related to that facility. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan initially accrued at one-month LIBOR plus 1.50%. In December 2003, we amended this term loan agreement by increasing the principal amount from $30 million to $40 million under the existing terms and conditions. On July 29, 2005, we entered into an amended term loan agreement which further increased the principal amount of this term loan from $40 million to up to $75 million, decreased the rate at which interest accrues to one-month LIBOR plus 1.00%, and extended the maturity date to July 28, 2012. In connection with the amendments to our revolving credit facility described above, effective November 2, 2007 and November 27, 2007, we amended the term loan agreement to conform certain terms and conditions to the corresponding terms and conditions under our revolving credit facility. As of April 30, 2011, $48.3 million was outstanding under the term loan agreement.

On June 4, 2008, we further amended our revolving credit facility and our term loan agreement, effective as of May 28, 2008, in order to (i) waive events of default as a result of our noncompliance at April 26, 2008 with the fixed charge coverage ratio covenants under the revolving credit facility and our term loan agreement (the “Fixed Charge Coverage Ratio Covenants”), (ii) increase the interest rate applicable to borrowings under each of our revolving credit facility and our term loan by 0.25% during the period from June 1, 2008 through the date on which we demonstrate compliance with the applicable Fixed Charge Coverage Ratio Covenants, and (iii) exclude non-cash share based compensation expense from the calculation of EBITDA (as defined in the applicable agreement) in connection with the calculation of the fixed charge coverage ratio under the revolving credit facility and the term loan agreement. The revolving credit facility and our term loan agreement, as amended, require us to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of April 30, 2011. In April 2009, we further amended our revolving credit facility and our term loan agreement, effective as of February 25, 2009, in order to update certain information as a result of our stock purchase acquisitions completed during fiscal year 2009 and provided similar updated information in June 2010 in connection with our acquisition of the SDG assets.

In August 2005, we entered into an interest rate swap agreement effective July 29, 2005. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $49.5 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.21% as of April 30, 2011. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

In October 2010, we completed a secondary common stock offering.  As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, were issued at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility.

Our capital expenditures for the nine months ended April 30, 2011 were $24.5 million. We believe that our capital requirements for fiscal 2011 will be between $42 and $45 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects should result in technological improvements to our operations that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements will be lower than our anticipated fiscal 2011 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

Net cash used in operations was $32.8 million for the nine months ended April 30, 2011, a decrease of $65.9 million from the $33.1 million provided by operations for the nine months ended May 1, 2010. The primary reasons for the net use of cash from operations for the nine months ended April 30, 2011 were an increase in inventories of $101.8 million due to our sales growth during the year and our new facility in Lancaster, Texas and an increase in accounts receivable of $62.2 million, partially offset by an increase in accounts payable of $25.9 million and net income of $59.5 million. Net cash provided by operations for the nine months ended May 1, 2010 was the result of net income of $50.7 million, the change in cash collected from customers net of cash paid to vendors offset by a $72.1 million investment in inventory.

Days in inventory remained at 50 days at April 30, 2011, comparable to July 31, 2010. Days sales outstanding increased slightly to 21 days at April 30, 2011, compared to 20 days at July 31, 2010. Working capital increased by $197.1 million, or 101.5%, to $391.3 million at April 30, 2011, compared to working capital of $194.2 million at July 31, 2010.

Net cash used in investing activities increased $15.3 million to $46.4 million for the nine months ended April 30, 2011, compared to $31.1 million for the nine months ended May 1, 2010. The increase from the fiscal nine months ended May 1, 2010 was primarily due to the agreement with Whole Foods Distribution related to the purchase of certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions described in more detail above.

Net cash provided by financing activities was $89.8 million for the nine months ended April 30, 2011, primarily due to the issuance of common stock of $138.3 million, offset by repayments on notes payable of $65.6 million. Net cash used in financing activities was $2.6 million for the nine months ended May 1, 2010, primarily due to repayments on borrowings under notes payable.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No other purchases were made, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. However, no treasury shares were issued during the nine months ended April 30, 2011.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” During the nine months ended April 30, 2011 and May 1, 2010, we had no outstanding commodity swap agreements.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of April 30, 2011, we had entered into agreements which require us to purchase a total of approximately 2.8 million gallons of diesel fuel for the period August 2010 through July 2011 at prices ranging from $2.27 to $2.93 per gallon. As of May 1, 2010, we had entered into agreements which required us to purchase a total of 200,000-242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon for the period August 2009 through July 2010. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the nine months ended April 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares repurchased by the Company.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 30, 2011 – March 5, 2011	190		$43.35	—	—
March 6, 2011 – April 2, 2011	—		—	—	—
April 3, 2011 – April 30, 2011	—		—	—	—
Total	190	(1)	$43.35	—	—

(1) All shares repurchased during the three months ended April 30, 2011 related to shares withheld and retired to satisfy the tax withholding obligations upon vesting of previously awarded restricted stock awards.

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

Dated: June 9, 2011