Form 10-K
period 2011-07-30
UNITED NATURAL FOODS INC
filed 2011-09-28
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Iron Horse Way, Providence, RI 02908 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (401) 528-8634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $1,779,987,744 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 28, 2011. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 9, 2011 was 48,494,565.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2011 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.    BUSINESS

Overview

        We believe we are the leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-eight distribution centers, representing approximately 7.6 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We carry more than 60,000 high-quality natural, organic and specialty products, consisting of national, regional and private label brands in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada which can be classified as follows:

  •
  independently owned natural products retailers, which include buying clubs;

  •
  supernatural chains, which consist solely of Whole Foods Market, Inc. ("Whole Foods Market");

  •
  conventional supermarkets and mass market chains; and

  •
  other, which includes foodservice and international customers outside of Canada.

        We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"), an organic certifying agency accredited by the United States Department of Agriculture ("USDA"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the United States, except our primarily specialty product distribution centers in Harrison, Arkansas and Leicester, Massachusetts. Four of our Canadian distribution centers are certified by either QAI or Ecocert Canada, while the remaining Canadian distribution center sells only Kosher foods and is therefore not certified organic.

        Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2001, our net sales have increased at a compounded annual growth rate ("CAGR") of 16.1%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural products industry in general, increased market share as a result of our high-quality service and broader product selection, the expansion of our existing distribution centers, the construction of new distribution centers and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.

        We have been the primary distributor to Whole Foods Market, for more than 13 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions.

        In June 2010, we acquired certain Canadian food distribution assets (the "SDG assets") of the SunOpta Distribution Group business ("SDG") of SunOpta Inc. ("SunOpta"), through our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"). With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market.

        The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business segments and provided immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, during fiscal 2010 and 2011 we gained new business with a number of conventional supermarkets that previously had not done business with us because we did not distribute specialty products, including our recently announced distribution agreement with Safeway, Inc. ("Safeway"). We believe that the distribution of these products enhances our conventional supermarket business channel and that our complementary product lines present opportunities for cross-selling.

        On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors, Inc. ("L&R") pursuant to which we have agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture will allow us to concentrate on our core business of the distribution of natural, organic, and specialty foods and products, which have now been fully transitioned throughout our national distribution footprint. We expect this divestiture and related closure of the Harrison, Arkansas facility will be accretive to net income, excluding the restructuring and impairment charges that were incurred in fiscal 2011 and that we expect to incur in fiscal 2012 as described below in more detail, by approximately $1.5 to $2.0 million annually. See "Our Operating Structure—Wholesale Division" for further information regarding our distribution business.

        We operate 12 natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("EOM"). We also operate one natural product retail store, Drive Organics, in Vancouver, British Columbia. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.

        We are a Delaware corporation based in Providence, Rhode Island and we conduct business through our various wholly owned subsidiaries. We operated twenty-eight distribution centers at 2011 fiscal year end, including our Harrison, Arkansas facility which we will be closing following the completion of the divestiture of our conventional non-foods and general merchandise lines of business. We believe that our distribution centers provide us with the largest capacity of any distributor of natural, organic and specialty products in the United States or Canada. In September 2010, our distribution center located in Lancaster, Texas commenced operations. In October 2010 we assumed the operations at a distribution center located in Aurora, Colorado in connection with our asset purchase agreement with Whole Foods Distribution. With the opening of these two facilities and following our acquisition in Canada in June 2010, we have increased our distribution capacity to approximately 7.6 million square feet. Unless otherwise specified, references to "United Natural Foods," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K include our consolidated subsidiaries. See the financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Report for information regarding our financial performance.

The Natural Products Industry

        The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $81 billion in 2010, a growth of $5 billion or approximately 7% from 2009. We believe the growth rate of the natural products industry has outpaced the growth of the overall food-at-home industry as a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.

Our Operating Structure

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States; UNFI Canada, which is our natural, organic and specialty business in Canada; Albert's Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and perishable items; and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of EOM, which operates our 12 natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and our Blue Marble Brands product lines.

  Wholesale Division

        Our broadline distribution business is organized into three regions—our Eastern Region, our Western Region and our Canadian region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2011 fiscal year end, our Eastern Region operated nine distribution centers, which provided approximately 3.1 million square feet of warehouse space, our Western Region operated nine distribution centers, which provided approximately 2.7 million square feet of warehouse space and our Canadian Region operated five distribution centers, which provided approximately 0.3 million square feet of warehouse space.

        Through Albert's, we distribute organically grown produce and non-produce perishables, such as organic milk, dressings, eggs, juices, poultry and various other refrigerated specialty items. Albert's operates out of seven distribution centers providing approximately 0.2 million square feet of warehouse space, strategically located in all regions of the United States, and is designated as a "Certified Organic Distributor" by QAI.

        Through Select Nutrition, we distribute more than 14,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.

        Certain of our distribution centers are shared by multiple operations within our wholesale division.

  Retail Division

        We operate 12 natural products retail stores through EOM within the United States, nine of which are located in Florida, two in Maryland and one in Massachusetts. We also operate a retail store in Vancouver, British Columbia that is reflected within our wholesale division. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.

        We believe our retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within EOM and the breadth of our product selection.

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

        Our Blue Marble Brands product lines address certain needs or preferences of customers of our wholesale division, which are not otherwise being met by other suppliers. We carry over 15 brand names, representing over 600 unique products. Our Blue Marble products are sold through our wholesale division, through third-party distributors in the natural, organic and specialty industry and directly to retailers. Our Field Day® brand is only sold to customers in our independent channel, and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets which often have their own private label store brands.

Our Competitive Strengths

        We believe we distinguish ourselves from our competitors through the following strengths:

  We are the market leader with a nationwide presence in the United States and Canada.

        We believe that we are the largest distributor of natural, organic and specialty products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of local and regional customers, supermarket chains, and the rapidly growing supernatural chain. We completed the build-out of our distribution system in September 2010 with the opening of our facility in Lancaster, Texas. We believe that our network of twenty-eight distribution centers (including five in Canada) creates significant advantages over smaller and regional distributors. Our nationwide presence across the United States and Canada allows us to offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.

  We are an efficient distributor.

        We believe that our scale affords us significant benefits within a highly fragmented industry including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities as we seek to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Recent efficiency improvements include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes, all of which reduced expenses. We have made significant investments in our people, facilities, equipment and technology to broaden our footprint and enhance the efficiency of our operations. Key examples include the following:

  •
  Our 597,000 square foot distribution center in Moreno Valley, California commenced operations in 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii.

  •
  Our 654,000 square foot distribution center in York, Pennsylvania commenced operations in 2009 and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia.

  •
  In 2009, we successfully relocated our former DHI specialty distribution facility in East Brunswick, New Jersey to our York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods.

  •
  In 2009, we commenced operations at a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee, and Virginia.

  •
  In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution facilities which provided a nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada.

  •
  In September 2010, we commenced operations at a new facility in Lancaster, Texas serving customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.

  •
  In October 2010 we began operating the former Whole Foods Distribution facility in Aurora, Colorado.

  •
  Finally, during July 2011 we completed the integration of specialty food products into our nationwide platform.

  We have extensive and long-standing customer relationships and provide superior service.

        Throughout the 35 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 13 years. A key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average distribution in-stock service level for fiscal 2011, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 98%. We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.

  We have an experienced, motivated management team and employee base.

        Our management team has extensive experience in the retail and distribution business, including the natural and specialty product industries. On average, our ten executive officers have over eighteen years of experience in the retail, natural products or food distribution industry. In addition, we believe our employee base is highly motivated as our Employee Stock Ownership Trust beneficially owns approximately 4.5% of our common stock outstanding. Furthermore, a significant portion of our employees' compensation is equity based or performance based, and, therefore, there is a substantial incentive to continue to generate strong growth in operating results in the future.

Our Growth Strategy

        We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, EOM, Woodstock Farms Manufacturing, and specialty businesses and, during fiscal 2010, we acquired the assets that comprise UNFI Canada.

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

  Expanding Our Customer Base

        As of July 30, 2011, we served more than 23,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the highly fragmented natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, which commenced with the integration of our York, Pennsylvania facility in April 2009, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. In fiscal 2010 we gained new business from a number of conventional supermarket customers, including Giant-Landover, Shop-Rite and Kings, partially as a result of our complementary product selection. In part as a result of our product breadth, in fiscal 2011 we were awarded new business from several other supermarket customers, including Giant Eagle and Safeway. We expect to begin shipping to Safeway nationally in October 2011.

  Increasing Our Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of specialty product offerings, we believe that we have the ability to further meet our existing customers' needs for specialty foods and products, representing an opportunity to accelerate our sales growth within the conventional supermarket, supernatural and independent channels.

  Continuing to Improve the Efficiency of Our Nationwide Distribution Network

        We have invested approximately $226 million in our distribution network and infrastructure over the past five fiscal years. We completed the build-out of our nationwide distribution system in September 2010 with the opening of our facility in Lancaster, Texas. Our Lancaster facility is the first facility to use our national supply chain platform and warehouse management system which we plan to implement throughout our network by the end of fiscal 2013 and which we believe will further enhance the efficiency of our network. Although our distribution network services all markets in the United States and Canada, we will continue to selectively evaluate opportunities to build or lease new facilities or to acquire distributors to better serve existing markets. Further, we will maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with incremental fixed cost leverage, should lead to continued improvements in our operating margin.

  Expanding into Other Distribution Channels and Geographic Markets

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

  Continuing to Selectively Pursue Opportunistic Acquisitions

        Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since 2000, we have successfully completed nine acquisitions of distributors, manufacturers and suppliers, two acquisitions of retail stores and eleven acquisitions of branded product lines. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency or add additional products and capabilities.

  Continuing to Provide the Leading Distribution Solution

        We believe that we provide the leading distribution solution to the natural, organic and specialty products industry through our national presence, regional preferences, focus on customer service and breadth of product offerings. Our service levels, which we believe to be the highest in our industry, are attributable to our experienced purchasing departments and our sophisticated warehousing, inventory control and distribution systems. See "—Our Focus on Technology" below for more information regarding our use of technology in our warehousing, inventory control and distribution systems.

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

Our Customers

        We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2011:

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

        Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2011, and accounted for approximately 36% of our net sales. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006. In June 2010 we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we currently serve as the primary distributor. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.

        On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions.

        The following table lists the percentage of sales by customer type for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009:

	Percentage of Net Sales
Customer Type	2011	2010	2009
Independently owned natural products retailers	37%	40%	42%
Supernatural chains	36%	35%	33%
Conventional supermarkets and mass market chains	22%	21%	20%
Other	5%	4%	5%

        We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately five percent and one percent of our business in fiscal 2011 and 2010, respectfully. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to grow our Canadian operations.

Our Marketing Services

        We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs which cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently.

        Our consumer marketing programs include:

  •
  multiple monthly, region-specific, consumer circular programs, which feature the logo and address of the participating retailer imprinted on a circular that advertises products sold by the retailer to its customers. The monthly circular programs are structured to pass through the benefit of our negotiated discounts and advertising allowances to the retailer, and also provide retailers with posters and shelf tags to coincide with each month's promotions. We also offer a web-based tool which retailers can use to produce highly customized circulars and other marketing materials for their stores.

  •
  quarterly coupon programs featuring supplier sponsored coupons, for display and distribution by participating retailers.

  •
  bi-annual themed "Celebration" sales and educational brochures to drive sales and educate consumers. Brochures are imprinted with participating retailers' store logo and information.

  •
  a truck advertising program that allows our suppliers to purchase ad space on the sides of our hundreds of trailers traveling throughout the United States and Canada, increasing brand exposure to consumers.

        Our trade marketing programs include:

  •
  a variety of programs designed to feature suppliers, highlight new products and generate volume sales.

  •
  a website for retailers with category management tools, retail staff development resources and other resources designed to help our customers succeed.

  •
  specialized catalogs for holiday promotions and special dietary needs.

        Our supplier marketing programs include:

  •
  SIS, an information-sharing program that helps our suppliers better understand our customers' businesses, in order to generate mutually beneficial incremental sales in an efficient manner.

  •
  ClearVue, an information sharing program designed to improve the transparency of information and drive efficiency within the supply chain. With the availability of in-depth data and tailored reporting tools, participants are able to reduce inventory balances with the elimination of forward buys, while improving service levels.

  •
  Growth Incentive programs, supplier-focused high-level sales and marketing support for selected brands, which foster our partnership by building incremental, mutually profitable sales for suppliers and us.

        We keep current with the latest trends in the industry. Periodically, we conduct focus group sessions with certain key retailers and suppliers to ascertain their needs and allow us to better service them. We also:

  •
  produce a quarterly report of trends in the natural and organic industry;

  •
  offer in-store signage and promotional materials, including shopping bags and end-cap displays;

  •
  provide assistance with planning and setting up product displays;

  •
  provide shelf tags for products;

  •
  provide assistance with store layout designs; new store design and equipment procurement;

  •
  provide planogramming, shelf and category management support;

  •
  provide product data information such as best seller lists, store usage reports and easy-to-use product catalogs; and

  •
  provide a website on which retailers can access various individual retailer-specific reports and product information.

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

        We continuously evaluate potential new private branded and other products based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own retail stores prior to being offered nationally, which enable us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

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

Our Suppliers

        We purchase our products from approximately 4,600 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category.

Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 6% of our total purchases in fiscal 2011. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases.

        We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $17.2 million as of July 30, 2011.

Our Distribution System

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundreds of miles away. The opening of our Lancaster, Texas distribution center has significantly reduced the miles driven associated with servicing the customers of that facility as many of those customers were previously serviced from our Denver, Colorado facility. We believe that we incur lower inbound freight expense than our regional competitors, because our scale allows us to buy full and partial truckloads of products. When financially advantageous, we backhaul between our distribution centers and satellite, staging facilities using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers if needed, which helps ensure products are sold prior to their expiration date.

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

Our Focus on Technology

        We have made a significant investment in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our trucks. During fiscal 2012 and 2013, we will continue the roll-out of our new national supply chain platform and warehouse management system, which was launched in our new Lancaster, Texas facility and is now being implemented distribution center by distribution center.

Intellectual Property

        We do not own or have the right to use any patent, trademark, tradename, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.

Competition

        Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"), which acquired Tree of Life Distribution, Inc. ("Tree of Life") in January 2010. In addition to its natural and organic products, Kehe distributes specialty food products, thereby diversifying its product selection, and markets its own private label program. Kehe's subsidiary, Tree of Life has also earned QAI certification. We also compete in the United States with over 200 smaller regional and local distributors of natural, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.

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

Government Regulation

        Our operations and many of the products that we distribute in the United States are subject to regulation by state and local health departments, the USDA and the United States Food and Drug Administration, which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation. In the United States, our facilities generally are inspected at least once annually by state or federal authorities.

        The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

        Our operations do not generally subject us to federal, provincial, state and local environmental laws and regulations. However, certain of our distribution facilities have above-ground storage tanks for hydrogen fuel, diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks.

        We believe that we are in material compliance with all federal, provincial, state and local laws applicable to our operations.

Employees

        As of July 30, 2011, we had approximately 6,900 full and part-time employees, 390 of whom (approximately 5.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa facilities. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2014, February 2012, March 2013 and June 2014, respectively. On June 8, 2010, the National Labor Relations Board issued a certification of representative notice to us with respect to our Dayville, Connecticut drivers, resulting from an election there in May 2010. Subsequently, we entered into negotiations with Teamsters' representatives to reach a collective bargaining agreement. On June 14, 2011, with no collective bargaining agreement having been reached, the Dayville facility drivers petitioned for decertification of union representation. A decertification election took place on July 14 – 15, 2011, and the petition failed to achieve decertification by one vote. We reached agreement on a collective bargaining agreement for those workers on August 1, 2011. In September of 2010, we received a petition for union representation of our Iowa City, Iowa distribution center's drivers and dispatchers by the Teamsters. An election was held in October of 2010, which was favorable to management, the results of which were certified in October 2010. On October 18, 2010, the National Labor Relations Board issued a petition for union representation of the warehouse associates at our Greenwood, Indiana distribution center by the Teamsters. An election was held in November 2010, and the National Labor Relations Board issued its certification of results of election in favor of management on December 1, 2010. We have never experienced a work stoppage by our unionized employees and we believe that our relations with our employees are good.

Seasonality

        Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Available Information

        Our internet address is http://www.unfi.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

        We have adopted a code of conduct and ethics for certain employees pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our code of conduct and ethics is posted on our website, and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island, 02908, Attn: Investor Relations.

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 15, 2011 are listed below:

Name	Age	Position
Steven L. Spinner	51	President and Chief Executive Officer
Mark E. Shamber	42	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	60	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean Griffin	52	Senior Vice President, National Distribution
Eric A. Dorne	50	Senior Vice President and Chief Information Officer
Thomas A. Dziki	50	Senior Vice President, Chief Human Resource and Sustainability Officer
Kurt Luttecke	44	President of the Western Region
Craig H. Smith	52	President of the Eastern Region
David A. Matthews	46	President of UNFI International
Thomas Grillea	55	President of Woodstock Farms Manufacturing, Select Nutrition Distributors, and Earth Origins Market

        Steven L. Spinner has served as our President and Chief Executive Officer and as a member of our Board of Directors since September 2008. Mr. Spinner served as the Interim President of our Eastern Region, after David Matthews became President of UNFI International in September 2010 and prior to the hiring of Craig H. Smith in December 2010. Prior to joining us in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company ("PFG") from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG's President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG's Senior Vice President and Chief Executive Officer—Broadline Division from February 2002 to May 2005 and as PFG's Broadline Division President from August 2001 to February 2002.

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

        Joseph J. Traficanti has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since April 2009. Prior to joining us, Mr. Traficanti served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of PFG from November 2004 until April 2009.

        Sean Griffin has served as our Senior Vice President, National Distribution since January 2010. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. In this role he managed over 10 divisions and $2 Billion in sales. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.

        Eric Dorne has served as our Senior Vice President and Chief Information Officer since September 2011. Prior to joining us, Mr. Dorne was Senior Vice President and Chief Information Officer for The

Great Atlantic & Pacific Tea Company, Inc., the parent company of the A&P, Pathmark, SuperFresh, Food Emporium and Waldbaum's supermarket chains located in the Eastern United States from January 2011 to August 2011, and Vice President and Chief Information Officer from August 2005 to January 2011. In his more than 30 years at The Great Atlantic & Pacific Tea Company, Mr. Dorne held various executive positions including Vice President of Enterprise IT Application Management and Development, Vice President of Store Operations Systems and Director of Retail Support Services.

        Thomas A. Dziki has served as our Senior Vice President, Chief Human Resource and Sustainability Officer since August 2010. Prior to August 2010, Mr. Dziki served as our Senior Vice President of Sustainable Development since January 2010, as our Vice President of Sustainable Development since June 2009, and as National Vice President of Real Estate and Construction since August 2006. Prior to that time, Mr. Dziki had served as President of Woodstock Farms Manufacturing and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Woodstock Farms Manufacturing, EOM, Albert's, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

        Kurt Luttecke has served as our President of the Western Region since June 2009. Mr. Luttecke served as our President of Albert's Organics from June 2007 to June 2009. Prior to joining us, Mr. Luttecke spent 16 years at Wild Oats serving as its Vice President of Perishables from 2006 to June 2007, Vice President of Meat/Seafood & Food Service Supply Chain from 2004 to 2006, Director of Perishables from 2001 to 2004, and Director of Operations from 1995 to 2001.

        Craig H. Smith has served as our President of the Eastern Region since December 2010. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. From April 2006 to May 2008, Mr. Smith was Senior Vice President of Street Sales of U.S. Foodservice. In his 17 years at U.S. Foodservice, Mr. Smith held various other executive positions including North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at food service industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.

        David A. Matthews has served as our President of UNFI International with responsibility for our Canadian and other international operations since September 2010. From June 2009 to September 2010 he was our President of the Eastern Region. Prior to joining us, Mr. Matthews served as President and CEO of Progressive Group Alliance ("ProGroup"), a wholly owned subsidiary of PFG from January 2007 to May 2009, as Chief Financial Officer of ProGroup from December 2004 to January 2007, and as Senior Vice President of Finance and Technology of ProGroup from July 2000 to December 2004.

        Thomas Grillea has served as our President of Woodstock Farms Manufacturing since May 2009, President of Earth Origins Market since May 2008, and President of Select Nutrition Distributors since September 2007. Mr. Grillea served as our General Manager for Select Nutrition Distributors from September 2006 to September 2007. Prior to joining us, Mr. Grillea served in a management capacity for Whole Foods Market from 2004 through 2005, and in various management capacities for American Health and Diet Centers and the Vitamin Shoppe from 1998 through 2003.

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

        Whole Foods Market accounted for approximately 36% of our net sales in fiscal 2011. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our amended distribution agreement which expires on September 25, 2020. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.

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

        The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute, particularly our specialty products, may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic, which we refer to as conventional, alternatives, given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.

  Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry.

        The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from suppliers and retailers. Over the last two fiscal years, we have increased our sales to our supernatural chain and conventional supermarket customers in relation to our total sales. In the fourth quarter of fiscal 2011, we announced that we had entered into a three-year distribution arrangement to supply Safeway with nonproprietary natural, organic and specialty products, which will further increase the percentage of our total sales to conventional supermarkets. Sales to these customers within our supernatural chain and conventional supermarket channels generate a lower gross margin than do sales to our independent customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must reduce the expenses we incur to service these customers. If we are unable to reduce our expenses, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be adversely impacted.

  Our business may be sensitive to inflationary and deflationary pressures.

        Many of our sales are at prices that are based on our product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends of our customers' customers, which could adversely affect our sales. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers.

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

        We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us including through self-distribution of particular items or purchases of particular items directly from suppliers or that new competitors will not enter the market. These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition or results of operations. We cannot assure you that we will be able to compete effectively against current and future competitors.

  Our investment in information technology may not result in the anticipated benefits.

        Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Due to start-up inefficiencies associated with the initial implementation of our technological initiatives in our Lancaster, Texas distribution facility, we have revised the timeline for the broader implementation of our proposed technological developments. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our revised plans, and within our current cost estimates, we may not be able achieve the expected efficiencies and cost savings from this investment, which could have an adverse effect on our business, financial condition or results of operations.

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

  We have experienced losses due to the uncollectability of accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us.

        Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have material adverse effect on our business, financial condition, results of operations or cash flows. During periods of economic weakness like those we experienced during fiscal 2009 and the first half of fiscal 2010, small to medium-sized businesses, like many of our independently owned natural products retailer customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

  Our acquisition strategy may adversely affect our business and our recent expansion into Canada may not be successful.

        In June 2010, we entered the Canadian market with UNFI Canada's acquisition of the SDG assets of SunOpta, which we refer to as the SunOpta Transaction. We cannot assure you that our subsequent growth, if any, in the Canadian market will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new geographic market with more rigid ingredient requirements for the products we distribute and an English and French dual labeling requirement that reduces the number of products we are likely to sell in comparison to the United States market, our ability to retain customers and suppliers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand within Canada, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely impact our business, financial condition or results of operations.

        A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of natural, organic and specialty products. We also continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including an inability to successfully identify suitable acquisition candidates or consummate such potential acquisitions. To the extent that our future growth includes acquisitions, we cannot assure you that we will not overpay for acquisitions, lose key employees of acquired companies, fail to achieve potential synergies or expansion into new markets as a result of our acquisitions. Therefore, future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including, among other things:

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

        In connection with acquisitions of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

  We may have difficulty managing our growth.

        The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution facilities or expand our existing distribution facilities, make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

  Increased fuel costs may adversely affect our results of operations.

        Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected diesel fuel requirements. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. As of July 30, 2011, there were no forward diesel fuel commitments in effect. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

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

        We have a $400 million secured revolving credit facility, which matures on November 27, 2012, and under which borrowings accrue interest, at our option, at either (i) the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time), or (ii) the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. As of July 30, 2011, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Revenues", was $400.0 million, with remaining availability of $262.0 million. We have a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule. Interest on the term loan accrues at one-month LIBOR plus 1.0%. As of July 30, 2011, $47.1 million was outstanding under the term loan agreement.

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

        In addition, each of our credit facility and term loan requires that we comply with various financial tests and imposes certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends. Failure to comply with these covenants could have an adverse effect on our business, financial condition or results of operations.

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

  •
  personnel changes;

  •
  general economic conditions including inflation;

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

        Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

  •
  the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;

  •
  our warehouse and distribution facilities are subject to inspection by the USDA and state health authorities; and

  •
  the United States Department of Transportation and the United States Federal Highway Administration regulate our United States trucking operations.

        Our Canadian operations are similarly subject to extensive regulation, including the English and French dual labeling requirements applicable to products that we distribute in Canada. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations. In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations. If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls, such as the peanut-related recall in January 2009 and egg recall in August 2010, could have an adverse effect on our business, financial condition or results of operations. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could impose material costs on us which we may be unable to pass on to our customers.

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

        As of July 30, 2011 we had approximately 6,900 full and part-time employees, 390 of whom (approximately 5.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts, and Iowa City, Iowa facilities. The Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts and Iowa City, Iowa agreements expire in June 2014, February 2012, March 2013 and June 2014, respectively. We have in the past been the focus of union-organizing efforts. On June 8, 2010, the National Labor Relations Board issued a certification of representative notice to us with respect to our Dayville, Connecticut drivers, resulting from an election there in May 2010. Subsequently, we entered into negotiations with Teamsters' representatives to reach a collective bargaining agreement. On June 14, 2011, with no collective bargaining agreement having been reached, the Dayville facility drivers petitioned for decertification of union representation. A decertification election took place on July 14 - 15, 2011, and the petition failed to achieve decertification by one vote. We reached agreement on a collective bargaining agreement for these workers on August 1, 2011. In September of 2010, we received a petition for union representation of our Iowa City, Iowa distribution center's drivers and dispatchers by the Teamsters. An election was held in October of 2010, which was favorable to management, the results of which were certified in October 2010. On October 18, 2010, the National Labor Relations Board issued a petition for union representation of the warehouse associates at our Greenwood, Indiana distribution center by the Teamsters. An election was held in November 2010, and the National Labor Relations Board issued its certification of results of election in favor of management on December 1, 2010.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We maintained twenty-eight distribution centers at July 30, 2011 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 7.6 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry.

        Set forth below for each of our distribution facilities is its location and the expiration of leases as of July 30, 2011 for those distribution facilities that we do not own. We have granted the lenders under our term loan facility a mortgage on those of our facilities identified with an asterisk below, which have a combined appraised value of approximately $84.3 million.

Location	Lease Expiration
Atlanta, Georgia*	Owned
Auburn, California*	Owned
Auburn, Washington	August 2019
Aurora, Colorado	January 2013
Aurora, Colorado	July 2015
Bridgeport, New Jersey*	Owned
Burnaby, British Columbia	October 2013
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire*	Owned
Concord, Ontario	December 2014
Dayville, Connecticut*	Owned
Denver, Colorado	October 2012
Fontana, California	February 2012
Greenwood, Indiana*	Owned
Harrison, Arkansas	Owned
Iowa City, Iowa*	Owned
Lancaster, Texas	July 2020
Leicester, Massachusetts	May 2013
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2015
New Oxford, Pennsylvania*	Owned
Philadelphia, Pennsylvania	January 2014
Richmond, British Columbia	August 2022
Ridgefield, Washington	Owned
Rocklin, California*	Owned
Sarasota, Florida	July 2017
Scotstown, Quebec	Owned
St. Laurent, Quebec	August 2011
Vernon, California	Owned
York, Pennsylvania	May 2020

        We lease facilities to operate twelve retail stores through our EOM division in Florida, Maryland and Massachusetts and one retail store through our UNFI Canada division, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2013.

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

        The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2011	High	Low
First Quarter	$37.48	$32.65
Second Quarter	39.85	34.78
Third Quarter	46.05	36.71
Fourth Quarter	45.34	39.52
Fiscal 2010
First Quarter	$28.28	$23.03
Second Quarter	29.35	23.29
Third Quarter	31.35	24.71
Fourth Quarter	35.12	28.92

        On July 30, 2011, we had 92 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

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

        The following table provides information on shares repurchased by the Company during the fourth quarter ended July 30, 2011. For the periods presented, the shares repurchased were withheld to cover certain employee tax withholding obligations on the vesting of restricted stock awards.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
May 1, 2011—June 4, 2011	—	—	—	—
June 5, 2011—July 2, 2011	—	—	—	—
July 3, 2011—July 30, 2011	187	$41.58	—	—

Total	187	$41.58	—	—

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 29, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

        The index of Food Service Distributors and Grocery Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation. PFG was removed from the Peer Group in 2008 following its acquisition by another company.

        This performance graph shall not be deemed "soliciting material" or be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of United Natural Foods, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among United Natural Foods, Inc., the NASDAQ Composite Index
and Index of Food Distributors and Wholesalers

*
$100 invested on 7/29/06 in stock or on 7/31/06 in index, including reinvestment of dividends. Index calculated on month-end basis.

ITEM 6.    SELECTED FINANCIAL DATA

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

Consolidated Statement of Income Data:(1)	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008	July 28, 2007
				(53 weeks)
	(In thousands, except per share data)
Net sales	$4,530,015	$3,757,139	$3,454,900	$3,365,857	$2,754,280
Cost of sales	3,705,205	3,060,208	2,794,419	2,731,965	2,244,702

Gross profit	824,810	696,931	660,481	633,892	509,578
Operating expenses	688,859	582,029	550,560	541,413	415,337
Restructuring and asset impairment expense	6,270	—	—	—	756

Total operating expenses	695,129	582,029	550,560	541,413	416,093

Operating income	129,681	114,902	109,921	92,479	93,485
Other expense (income):
Interest expense	5,000	5,845	9,914	16,133	12,089
Interest income	(1,226)	(247)	(450)	(768)	(975)
Other, net	(528)	(2,698)	275	(82)	156

Total other expense	3,246	2,900	9,739	15,283	11,270

Income before income taxes	126,435	112,002	100,182	77,196	82,215
Provision for income taxes	49,762	43,681	40,998	28,717	32,062

Net income	$76,673	$68,321	$59,184	$48,479	$50,153

Per share data—Basic:
Net income	$1.62	$1.58	$1.38	$1.14	$1.18

Weighted average basic shares of common stock	47,459	43,184	42,849	42,690	42,445

Per share data—Diluted:
Net income	$1.60	$1.57	$1.38	$1.13	$1.17

Weighted average diluted shares of common stock	47,815	43,425	42,993	42,855	42,786

Consolidated Balance Sheet Data:	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008	July 28, 2007
	(In thousands)
Working capital	$381,071	$194,190	$169,053	$110,897	$216,518
Total assets	1,400,988	1,250,799	1,058,550	1,084,483	800,898
Total long term debt and capital leases, excluding current portion	986	48,433	53,858	58,485	65,067
Total stockholders' equity	$869,667	$630,447	$544,472	$480,050	$426,795

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

        Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

  •
  our dependence on principal customers;

  •
  the relatively low margins and economic sensitivity of our business;

  •
  our sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer spending trends;

  •
  our ability to successfully initiate distribution to our recently announced new retail customer;

  •
  increased fuel costs;

  •
  our ability to successfully consummate our pending divestiture of our non-foods and general merchandise lines of business within the expected timeframe and cost estimates currently contemplated;

  •
  our ability to successfully deploy our operational initiatives in the Canadian market;

  •
  the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and related product distributors;

  •
  management's allocation of capital and the timing of capital expenditures; and

  •
  our sensitivity to inflationary pressures.

        This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under "Part I. Item 1A. Risk Factors," as well as any other cautionary language in this Annual Report on Form 10-K, as the occurrence of any of these events could have an adverse effect on our business, results of operation and financial condition.

Overview

        We believe we are the leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our twenty-eight distribution centers, representing approximately 7.6 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We carry more than 60,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert's, which is a leading distributor of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of EOM, which operates our twelve natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

        In recent years, our sales to existing and new customers have increased through the continued growth of the organic and natural products industry in general, increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors, the expansion of our existing distribution centers; the construction of new distribution centers; and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share.

        We have been the primary distributor to Whole Foods Market, for more than 13 years. Effective June 2, 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Market Distribution, Inc. previously used in their self distribution of non-perishables, and have undertaken to become the primary distributor in their Rocky Mountain and Southwest regions. This transaction was completed in late September in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We paid approximately $21.9 million in cash consideration to acquire the purchased assets. Following the closing of this transaction, we now serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Whole Foods Market accounted for approximately 36% and 35% of our net sales for the years ended July 30, 2011 and July 31, 2010, respectively.

        In June 2010, we acquired the SDG assets of SunOpta through our wholly-owned subsidiary, UNFI Canada for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market.

        In November 2007, we acquired two distribution centers located in Massachusetts and Arkansas which provide approximately 1.4 million square feet of warehouse space. We have now integrated specialty food products and natural and organic specialty non-food items into our broadline distribution centers across the country. We believe that this acquisition accelerated our expansion into a number of high-growth business segments and established immediate market share in the fast-growing specialty foods market. Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets during fiscal 2010 and 2011, including our recently announced relationship with Safeway. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

        On June 9, 2011, we entered into an asset purchase agreement with L&R pursuant to which we have agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to this business. This divestiture will allow us to concentrate on our core business of the distribution of natural, organic, and specialty foods and products.

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

        Our continued growth has allowed us to expand our existing facilities and open new facilities to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.6 million square feet. Our 597,000 square foot distribution center in Moreno Valley, California commenced operations in September 2008 and serves our customers in Southern California, Arizona, Southern Nevada, Southern Utah, and Hawaii. Our newly leased, 654,000 square foot distribution center in York, Pennsylvania, commenced operations in January 2009, and replaced our New Oxford, Pennsylvania facility serving customers in New York, New Jersey, Pennsylvania, Delaware, Maryland, Ohio, Virginia, and West Virginia. In April 2009, we successfully relocated our former DHI specialty distribution facility in East Brunswick, New Jersey into the York, Pennsylvania distribution center, creating our first fully integrated facility offering a full assortment of natural, organic, and specialty foods. In September 2009, we commenced operations of a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee and Virginia. In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution facilities which provided nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada. In September 2010, we commenced operations at a new facility in Lancaster, Texas, shipping to customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. Finally, in October 2010 we assumed the operations at the former Whole Foods Market Distribution facility in Aurora, Colorado.

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

Critical Accounting Policies and Estimates

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

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $257.5 million and $217.1 million, net of the allowance for doubtful accounts of $4.5 million and $6.3 million, as of July 30, 2011 and July 31, 2010, respectively. Our notes receivable balances were $5.0 million and $3.3 million, net of the allowance for doubtful accounts of $1.3 million and $1.4 million, as of July 30, 2011 and July 31, 2010, respectively.

  Insurance reserves

        It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $17.5 million and $15.9 million as of July 30, 2011 and July 31, 2010, respectively.

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

        During the first quarter of the 2011 fiscal year, we performed a test for goodwill impairment as a result of the expected change in future cash flows for certain of our branded product lines, and determined that no impairment existed. As of July 30, 2011, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed as the fair value of each reporting unit exceeded its carrying value. Approximately 91% of our goodwill is within our wholesale reporting unit. For the wholesale reporting unit, the fair value was more than 50% in excess of its carrying value. The fair value of our remaining reporting units, including Blue Marble Brands, Woodstock Farms Manufacturing and EOM were more than 10% in excess of their carrying values, and are not considered at risk of failing the first step of the goodwill impairment test. We feel that these projected results are achievable, though these assumptions are based upon our current business model and may be negatively affected if we attempt to dispose of any of our brands, stores or facilities or substantially change how we market and sell our products. For all of our assessments, the weighted average cost of capital used in calculating the present value of future cash flows was 14.0%. Total goodwill as of July 30, 2011 and July 31, 2010 was $191.9 million and $186.9 million, respectively.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. As of our most recent annual impairment test, the fair value of our indefinite lived intangible assets was in excess of their carrying value. The fair value of our indefinite-lived intangible assets related to our branded product lines was more than 100% in excess of its carrying value. The fair value of our indefinite-lived intangible assets related to our wholesale distribution business was also more than 100% in excess of its carrying value. The projections used in the impairment assessment for the branded product line asset group assume sales growth of approximately 10% per year, with gross margin and operating expenses which on average approximate current levels as a percentage of sales. The projections used in the impairment assessment for intangibles within the Canadian wholesale distribution business asset group assume sales growth of approximately 12% per year, with gross margin and operating expenses which on average approximate current levels as a percentage of sales. Total indefinite lived intangible assets as of July 30, 2011 and July 31, 2010 were $28.9 million and $28.8 million, respectively.

        Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances indicating that the carrying value of our finite-lived intangibles are not recoverable during 2011. Total finite-lived intangible assets as of July 30, 2011 and July 31, 2010 were $29.5 million and $21.4 million, respectively.

        The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	July 30, 2011	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.8%	81.5%	80.9%

Gross profit	18.2%	18.5%	19.1%

Operating expenses	15.2%	15.4%	15.9%
Restructuring and asset impairment expenses	0.1%	0.0%	0.0%

Total operating expenses	15.3%	15.4%	15.9%

Operating income	2.9%	3.1%	3.2%

Other expense (income):
Interest expense	0.1%	0.2%	0.3%
Interest income	0.0%	0.0%	0.0%
Other, net	0.0%	(0.1%)	0.0%

Total other expense	0.1%	0.1%	0.3%

Income before income taxes	2.8%	3.0%	2.9%
Provision for income taxes	1.1%	1.2%	1.2%

Net income	1.7%	1.8%	1.7%

Fiscal year ended July 30, 2011 compared to fiscal year ended July 31, 2010

  Net Sales

        Our net sales for the fiscal year ended July 30, 2011 increased approximately 20.6%, or $772.9 million, to a record $4.5 billion for the year ended July 30, 2011 from $3.8 billion for the year ended July 31, 2010. This increase was primarily due to growth in our wholesale segment of $774.3 million, which includes the growth resulting from our entrance into the Canadian market in June 2010 and the expansion of our primary distribution agreement with Whole Foods Market in October 2010. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the breadth of our product selection. In addition, we believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. Our net sales for the fiscal year ended July 30, 2011 were also favorably impacted by moderate price inflation.

        In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $200.7 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010, and approximately $131.6 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Market's Southwest and Rocky Mountain distribution business in the first quarter of fiscal 2011 and our expanded distribution agreement in October 2010.

        Our net sales by customer type for the years ended July 30, 2011 and July 31, 2010 were as follows (in millions):

Customer Type	2011 Net Sales	% of Total Net Sales	2010 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$1,693	37%	$1,506	40%
Supernatural chains	$1,627	36%	$1,317	35%
Conventional supermarkets	$991	22%	$771	21%
Other	$219	5%	$163	4%

Total	$4,530	100%	$3,757	100%

        Net sales to our independent retailer channel increased by approximately $187 million, or 12.4% during the year ended July 30, 2011 compared to the year ended July 31, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.

        Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the year ended July 30, 2011 increased by approximately $310 million or 23.6% over the prior year and accounted for approximately 36% and 35% of our total net sales for the years ended July 30, 2011 and July 31, 2010, respectively. The increase in sales to Whole Foods Market is primarily due to the increases in same-store sales, as well as the expanded primary distribution agreement noted above.

        Net sales to conventional supermarkets for the year ended July 30, 2011 increased by approximately $220 million, or 28.5% from fiscal 2010 and represented approximately 22% of total net sales in fiscal 2011 compared to 21% in fiscal 2010. The increase in net sales to conventional supermarkets is primarily due to several large new customers won during the year based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as $92.5 million of net sales to conventional supermarkets by UNFI Canada. With the addition of the Safeway business that we anticipate we will begin servicing in the first quarter of fiscal 2012, we expect that our sales to conventional supermarkets in fiscal 2012 will be a larger percentage of our total net sales than in fiscal 2011.

        Other net sales, which include sales to foodservice and sales from the United States to countries other than Canada, increased by approximately $56 million or 34.3% during the fiscal year ended July 30, 2011 over the prior fiscal year and accounted for approximately 5% of total net sales in fiscal 2011 compared to 4% of total net sales for the fiscal year ended July 31, 2010.

        The decrease in sales percentage to the independent channel is the result of the higher growth rate in our supernatural chain as a result of an increase in Whole Foods Market business, and in our conventional supermarkets.

        Beginning in the second half of fiscal 2010, we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2012 to further grow over fiscal 2011 in both our organic line and our specialty line. We believe that this projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We also believe that food price inflation will contribute to our projected net sales growth in fiscal 2012. We expect that most of this sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products.

  Gross Profit

        Our gross profit increased approximately 18.3%, or $127.9 million, to $824.8 million for the year ended July 30, 2011, from $696.9 million for the year ended July 31, 2010. Our gross profit as a percentage of net sales was 18.2% for the year ended July 30, 2011 and 18.5% for the year ended July 31, 2010. The change in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010 and start up costs related to inventory issues and incremental freight and service costs incurred during the first half of fiscal 2011 in connection with the initial period of operations of our new Lancaster, Texas distribution facility, partially offset by higher fuel surcharge revenue during the year ended July 30, 2011.

        Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the year ended July 30, 2011 approximately $530 million of our total net sales growth was from increased net sales in the conventional supermarket and supernatural channels, while net sales growth from the independent and other channels was approximately $243 million. As a result, approximately 58% of our total net sales in fiscal 2011 were to the conventional supermarket and supernatural channels compared to approximately 56% in fiscal 2010. This change in sales mix from 2010 to 2011 resulted in lower gross profits as a percentage of sales during fiscal 2011. We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.

        We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates, particularly during the time period when we are on-boarding the new business and incurring costs of hiring and training additional associates and increasing inventory levels before the new customer has reached expected purchasing levels. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure.

  Operating Expenses

        Our total operating expenses increased approximately 19.4%, or $113.1 million, to $695.1 million for the year ended July 30, 2011, from $582.0 million for the year ended July 31, 2010. The increase in total operating expenses for the year ended July 30, 2011 was primarily due to higher sales volume including sales through our UNFI Canada subsidiary, $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas facility and incremental start up inefficiencies which continued through January 2011, $0.6 million for severance payments for former executives and $6.3 million in restructuring and asset impairment charges associated with our ongoing divestiture of our conventional non-foods and general merchandise lines of business.

        Unallocated corporate expenses have increased $2.0 million during the year ended July 30, 2011 compared to the year ended July 31, 2010, primarily due to the continued development of a national platform across many functional areas including warehouse management, inbound logistics and category management.

        Total operating expenses for fiscal 2011 include share-based compensation expense of $9.2 million, compared to $8.1 million in fiscal 2010. Share-based compensation expense for the years ended July 30, 2011 and July 31, 2010 includes approximately $0.7 million and $1.0 million, respectively, in expense related to the vesting of performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those various periods ended July 30, 2011 and July 31, 2010. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 15.3% for the year ended July 30, 2011, from approximately 15.5% for the year ended July 31, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in late September 2010, has helped to further reduce our fuel costs as a percentage of net sales as we are able to reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were previously primarily served from our facility in Denver, Colorado. These improvements in our operating expenses were offset in part by higher health insurance costs, higher workers' compensation costs and the above described higher incentive compensation costs. We expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including a national warehouse management and procurement system which was launched in the new Lancaster, Texas facility and is expected to be rolled out in all of our distribution centers by the end of 2013.

  Operating Income

        Operating income increased approximately 12.9%, or $14.8 million, to $129.7 million for the year ended July 30, 2011, from $114.9 million for the year ended July 31, 2010. As a percentage of net sales, operating income was 2.9% for the year ended July 30, 2011 compared to 3.1% for the year ended July 31, 2010. The decrease in operating income is primarily attributable to the increase in total operating expenses during fiscal 2011, including the $6.3 million recognized for restructuring and asset impairment expenses, compared to fiscal 2010.

  Other Expense (Income)

        Other expense (income) increased $0.3 million to $3.2 million for the year ended July 30, 2011, from $2.9 million for the year ended July 31, 2010. Interest expense for the year ended July 30, 2011 decreased to $5.0 million from $5.8 million in the year ended July 31, 2010. The decrease in interest expense was due primarily to lower average debt levels during the year as we used a portion of the $138.3 million in proceeds from our secondary public offering completed in October 2010 to pay down our debt balances which had increased significantly in the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets from SunOpta with borrowings under our revolving credit facility. In connection with the expected purchase of the SDG assets, we entered into a forward contract to swap United States dollars for Canadian dollars. During the fourth quarter of fiscal 2010, we recognized a gain of $2.8 million, which was recorded in other income, upon settlement of the contract. Interest income for the year ended July 30, 2011 increased to $1.2 million from $0.2 million in the year ended July 31, 2010, primarily as a result of higher average cash balances during the year.

  Provision for Income Taxes

        Our effective income tax rate was 39.4% and 39.0% for the years ended July 30, 2011 and July 31, 2010, respectively. The increase in the effective income tax rate for the year ended July 30, 2011 is primarily due to increases in effective state tax rates. Our effective income tax rate in both fiscal years was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions. In fiscal 2012, we expect our effective tax rate to be in the range of 39.0% to 40.0%.

  Net Income

        Reflecting the factors described in more detail above, net income increased $8.4 million to $76.7 million, or $1.60 per diluted share, for the year ended July 30, 2011, compared to $68.3 million, or $1.57 per diluted share on a lower share base, for the year ended July 31, 2010.

Fiscal year ended July 31, 2010 compared to fiscal year ended August 1, 2009

  Net Sales

        Our net sales for the fiscal year ended July 31, 2010 increased approximately 8.7%, or $302.2 million, to $3.8 billion for the year ended July 31, 2010 from $3.5 billion for the year ended August 1, 2009. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale distribution division of $283.3 million. Our organic growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the opening of new, and expansion of existing, distribution centers, which allow us to carry a broader selection of products. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $22.1 million in sales from our acquisition of UNFI Canada during the fourth quarter of fiscal 2010. Our improvement in net sales also reflected year over year improvement in sales of our specialty products, which had been negatively affected by the difficult economic environment present throughout our 2009 fiscal year.

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

        Net sales to Whole Foods Market for the year ended July 31, 2010 increased by approximately $174 million or 15.2% and accounted for approximately 35% and 33% of our total net sales for the years ended July 31, 2010 and August 1, 2009, respectively. Whole Foods Market is our only supernatural chain customer following its acquisition of Wild Oats Markets in August 2007. The increase in sales to Whole Foods Market was primarily due to increases in same-store sales.

        Net sales to conventional supermarkets for the year ended July 31, 2010 increased by approximately $80 million, or 11.7% from fiscal 2009 and represented approximately 21% of total net sales in fiscal 2010 compared to 20% in fiscal 2009. The increase in net sales to conventional supermarkets was primarily due to several large new customers won during the year based on our consolidated market strategy of natural, organic and specialty from one supplier, as well as $10.2 million of net sales to conventional supermarkets by UNFI Canada.

        Net sales to our independent retailer channel increased by $61 million, or 4.2% during the year ended July 31, 2010 compared to the year ended August 1, 2009. While net sales in this channel has increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

        Other net sales, which include sales to foodservice and countries other than Canada, decreased by approximately $13 million or 7.4% during the year ended July 31, 2010 and accounted for approximately 4% of total net sales compared to 5% of total net sales for the year ended August 1, 2009.

        The decrease in sales percentage to the independent channel was the result of the higher growth rate in our supernatural stores; as a result of an increase in Whole Foods Market business, and in our conventional supermarkets.

  Gross Profit

        Our gross profit increased approximately 5.5%, or $36.4 million, to $696.9 million for the year ended July 31, 2010, from $660.5 million for the year ended August 1, 2009. Our gross profit as a percentage of net sales was 18.5% for the year ended July 31, 2010 and 19.1% for the year ended August 1, 2009. The change in gross profit as a percentage of net sales was primarily due to the change in the mix of net sales by channel during 2010 compared to 2009. In addition, gross profit as a percentage of net sales during the year ended August 1, 2009 was positively impacted by fuel surcharge revenues and sales of our branded product lines.

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

  Operating Expenses

        Our total operating expenses increased approximately 5.7%, or $31.4 million, to $582.0 million for the year ended July 31, 2010, from $550.6 million for the year ended August 1, 2009. The increase in total operating expenses for the year ended July 31, 2010 was primarily due to higher sales volume along with ramp-up costs for on-boarding of certain new customers. Our operating expenses in fiscal 2010 also include approximately $5.2 million in operating expenses for UNFI Canada since the date of acquisition as well as approximately $1.0 in transaction expenses directly related to the acquisition of the SDG assets from SunOpta. In addition, operating expenses for the year ended July 31, 2010 include severance charges of $0.7 million related to the departure of two former senior officers, expenses of $1.3 million related to the closing of an underperforming retail location, an adjustment of $0.8 million to workers' compensation expense related to a prior year's acquisition, higher share-based compensation expenses, increases to health insurance expense and $1.8 million in labor and other start-up expenses related to our new distribution facility in Lancaster, Texas which became fully operational in fiscal 2011. These increases were partially offset by on-going cost control measures and lower bad debt expenses in the current year of $1.1 million compared to $4.8 million for the prior year.

        Unallocated corporate expenses increased $15.4 million during the year ended July 31, 2010 compared to the year ended August 1, 2009, primarily due to the continued development of a national platform across many functional areas including warehouse management.

        Total operating expenses for fiscal 2010 include share-based compensation expense of $8.1 million, compared to $5.5 million in fiscal 2009. Share-based compensation expense for the year ended July 31, 2010 includes approximately $1.0 million in expense related to the vesting of a performance share-based award granted to our Chief Executive Officer in November of 2008 related to certain financial goals for the period ended July 31, 2010. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

  Operating Income

        Operating income increased approximately 4.5%, or $5.0 million, to $114.9 million for the year ended July 31, 2010, from $109.9 million for the year ended August 1, 2009. As a percentage of net sales, operating income was 3.1% for the year ended July 31, 2010 compared to 3.2% for the year ended August 1, 2009. The increase in operating income was attributable to the decrease in total operating expenses as a percentage of net sales during 2010 compared to 2009, offset by the decrease in gross profit as a percentage of net sales over the same period.

  Other Expense (Income)

        Other expense (income) decreased $6.8 million to $2.9 million for the year ended July 31, 2010, from $9.7 million for the year ended August 1, 2009. Interest expense for the year ended July 31, 2010 decreased to $5.8 million from $9.9 million in the year ended August 1, 2009. The decrease in interest expense was due primarily to lower average debt levels during the year as we managed our inventory balances, as well as the decrease in interest rates in 2010 compared to 2009. While average debt levels were lower in fiscal 2010 when compared to fiscal 2009, our debt level increased significantly in the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets from SunOpta with borrowings under our revolving credit facility. In connection with the expected purchase of the SDG assets, we entered into a forward contract to swap United States dollars for Canadian dollars. During the fourth quarter of the fiscal year ended July 31, 2010, we recognized a gain of $2.8 million, which was recorded in other income, upon settlement of the contract. Interest income for the year ended July 31, 2010 decreased to $0.2 million from $0.5 million in the year ended August 1, 2009.

  Provision for Income Taxes

        Our effective income tax rate was 39.0% and 40.9% for the years ended July 31, 2010 and August 1, 2009, respectively. The decrease in the effective income tax rate for the year ended July 31, 2010 from the prior year was primarily due to tax credits associated with the installation of hydrogen powered lift trucks in our Sarasota, Florida facility. The increase in the effective income tax rate for the year ended August 1, 2009 was primarily due to increases in state taxes. Our effective income tax rate in both fiscal years was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs.

  Net Income

        Reflecting the factors described in more detail above, net income increased $9.1 million to $68.3 million, or $1.57 per diluted share, for the year ended July 31, 2010, compared to $59.2 million, or $1.38 per diluted share, for the year ended August 1, 2009.

Liquidity and Capital Resources

        In October 2010, we completed a secondary public offering of our common stock. As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters' overallotment option, were issued at a price of $33.00 per share. The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility.

        We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $75 million to $110 million in cash flow from operations per year for the 2012 and 2013 fiscal years. We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs. We intend to manage capital expenditures to no more than approximately 1% of net sales for the 2012 and 2013 fiscal years. We plan to assess our existing revolving credit facility and our financing needs once the facility draws closer to its November 2012 maturity date.

        We are a party to a $400 million revolving credit facility, which also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of July 30, 2011, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of July 30, 2011, we had $115.0 million outstanding under our revolving credit facility, $21.7 in letter of credit commitments and $1.3 million in reserves which reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $262.0 million as of July 30, 2011.

        We are a party to a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule, maturing on July 28, 2012. Interest on the term loan accrues at one-month LIBOR plus 1.00%. As of July 30, 2011, $47.1 million was outstanding under the term loan agreement.

        The revolving credit facility and our term loan agreement, as amended, each require us to maintain a minimum fixed charge coverage ratio (as defined in the applicable agreement) of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the fiscal year ended July 30, 2011.

        We are a party to an interest rate swap agreement entered into in July 2005, which expires in July 2012 concurrent with the maturity of our term loan. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $51.8 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.19% as of July 30, 2011. The swap agreement qualifies as an "effective" hedge under Financial Accounting Standards Board Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

        Our capital expenditures for the 2011 fiscal year were $40.8 million, compared to $55.1 million for fiscal 2010. We believe that our capital requirements for fiscal 2012 will be between $47 and $51 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both additional warehouse space and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements after fiscal 2012 will be marginally lower than our anticipated fiscal 2012 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

        Net cash provided by operations was $49.8 million for the year ended July 30, 2011, a decrease of $16.3 million from the $66.1 million provided by operations for the year ended July 31, 2010. The primary reasons for the decrease in cash flows from operations for the year ended July 30, 2011 were an increase in inventories of $66.3 million and an increase in accounts receivable of $39.8 million due to our sales growth during the year, and in the case of accounts receivable, in part due to the longer credit terms typically granted to conventional supermarket and Canadian customers. Net cash provided by operations of $108.3 million for the year ended August 1, 2009 was primarily the result of an increase in net income and a decrease in inventories. Days in inventory was 51 days at July 30, 2011, compared to 50 days at July 31, 2010. Days sales outstanding increased to 22 days at July 30, 2011, compared to 20 days at July 31, 2010. Working capital increased by $186.9 million, or 96.2%, to $381.1 million at July 30, 2011, compared to working capital of $194.2 million at July 31, 2010, primarily as a result of the secondary equity offering completed in October 2010, a portion of which was utilized to repay borrowings on our revolving credit facility.

        Net cash used in investing activities decreased $56.0 million to $62.7 million for the year ended July 30, 2011, compared to $118.7 million for the year ended July 31, 2010. The decrease from the fiscal year ended July 31, 2010 was primarily due to the purchase of the SDG assets from SunOpta during the year ended July 31, 2010, as well as capital expenditures related to our then newly leased Lancaster, Texas facility including the supply chain initiatives related to warehouse management software which went live with that facility. Net cash used in investing activities was $36.8 million for the year ended August 1, 2009.

        Net cash provided by financing activities was $16.3 million for the year ended July 30, 2011, primarily due to net proceeds from our secondary equity offering of $138.3 million, partially offset by repayments on borrowings on notes payable of $127.6 million. Net cash provided by financing activities was $56.0 million for the year ended July 31, 2010, primarily due to borrowings on notes payable of $42.6 million. Net cash used in financing activities was $86.6 million for the year ended August 1, 2009, primarily due to repayments on borrowings under notes payable.

        On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made subsequent to the 2006 fiscal year, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. During the fiscal year ended July 31, 2010, the Company reissued 201,814 shares from treasury related to stock option exercises and the vesting of restricted stock units and awards. During the fiscal year ended July 30, 2011, no shares were reissued from treasury.

        We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended July 30, 2011 and July 31, 2010, we had no outstanding commodity swap agreements.

        In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of July 30, 2011, we had not entered into any agreements requiring us to purchase diesel fuel. As of July 31, 2010, we had entered into agreements which required us to purchase a total of 200,000-242,000 gallons of diesel fuel per month at prices ranging from $2.20 to $2.84 per gallon through July 2011. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of July 30, 2011:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$99,362	$99,362	—	—	—
Notes payable	115,000	—	$115,000	—	—
Long-term debt	48,433	47,447	721	$265	—
Deferred compensation	12,805	1,247	2,476	2,439	$6,643
Long-term non-capitalized leases	272,850	43,246	76,740	64,062	88,802

Total	$548,450	$191,302	$194,937	$66,766	$95,445

        The notes payable, long-term debt and non-capitalized lease obligations shown above exclude interest payments due. The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

        We had outstanding letters of credit of approximately $21.7 million at July 30, 2011.

        Real property owned by us that is mortgaged to secure borrowings under our term loan amounted to approximately $84.3 million at July 30, 2011.

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

Recently Issued Financial Accounting Standards

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-8"). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. We intend to adopt ASU 2011-8 effective July 31, 2011, which we do not expect to have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 8 "Fair Value Measurements" to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we use interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

        At July 30, 2011, we were a party to one interest rate swap agreement, which relates to our $75 million term loan agreement and which we entered into during August 2005 (the "2005 swap"). We account for the 2005 swap using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in cash flows of the hedged item. The 2005 swap requires us to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50 million, while receiving interest for the same period at one-month LIBOR on the same amortizing notional principal amount. The 2005 swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $47.1 million at LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. Under this method of accounting, at July 30, 2011, we had recorded a liability of $1.3 million representing the fair value of the swap. We do not enter into derivative agreements for trading purposes.

        At July 30, 2011, we had long-term floating rate debt of $47.1 million and long-term fixed rate debt of $1.3 million, representing approximately 97% and 3%, respectively, of our long-term debt. At July 31, 2010, we had long-term floating rate debt of $51.8 million and long-term fixed rate debt of $1.6 million, representing 97% and 3%, respectively, of our long-term debt. Holding other swap terms and debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $6,000 and $9,000 at July 30, 2011 and July 31, 2010, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Natural Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 30, 2011 and July 31, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended July 30, 2011. We also have audited United Natural Foods, Inc.'s internal control over financial reporting as of July 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 30, 2011 and July 31, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, United Natural Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Providence, Rhode Island
September 28, 2011

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,867	$13,802
Accounts receivable, net of allowance of $4,545 and $6,253, respectively	257,482	217,097
Notes receivable, trade, net of allowance of $72 and $135, respectively	2,826	3,111
Inventories	514,506	439,702
Prepaid expenses and other current assets	30,788	21,793
Deferred income taxes	22,023	20,560

Total current assets	844,492	716,065
Property & equipment, net	285,151	279,255
Goodwill	191,943	186,925
Intangible assets, net of accumulated amortization of $8,143 and $5,710, respectively	58,336	50,201
Notes receivable, trade, net of allowance of $1,237 and $1,304, respectively	2,148	235
Other long-term assets	18,918	18,118

Total assets	$1,400,988	$1,250,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$115,000	$242,570
Accounts payable	217,074	205,202
Accrued expenses and other current liabilities	83,900	69,070
Current portion of long-term debt	47,447	5,033

Total current liabilities	463,421	521,875
Long-term debt, excluding current portion	986	48,433
Deferred income taxes	38,551	20,598
Other long-term liabilities	28,363	29,446

Total liabilities	531,321	620,352

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,520 issued and 48,493 outstanding shares at July 30, 2011; 43,558 issued and 43,531 outstanding shares at July 31, 2010	485	435
Additional paid-in capital	345,036	188,727
Treasury stock	(708)	(708)
Unallocated shares of Employee Stock Ownership Plan	(542)	(713)
Accumulated other comprehensive income (loss)	4,862	(1,155)
Retained earnings	520,534	443,861

Total stockholders' equity	869,667	630,447

Total liabilities and stockholders' equity	$1,400,988	$1,250,799

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal year ended
	July 30, 2011	July 31, 2010	August 1, 2009
Net sales	$4,530,015	$3,757,139	$3,454,900
Cost of sales	3,705,205	3,060,208	2,794,419

Gross profit	824,810	696,931	660,481

Operating expenses	688,859	582,029	550,560
Restructuring and asset impairment expenses	6,270	—	—

Total operating expenses	695,129	582,029	550,560

Operating income	129,681	114,902	109,921

Other expense (income):
Interest expense	5,000	5,845	9,914
Interest income	(1,226)	(247)	(450)
Other, net	(528)	(2,698)	275

Total other expense	3,246	2,900	9,739

Income before income taxes	126,435	112,002	100,182
Provision for income taxes	49,762	43,681	40,998

Net income	$76,673	$68,321	$59,184

Basic per share data:
Net income	$1.62	$1.58	$1.38

Weighted average basic shares of common stock	47,459	43,184	42,849

Diluted per share data:
Net income	$1.60	$1.57	$1.38

Weighted average diluted shares of common stock	47,815	43,425	42,993

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Unallocated Shares of ESOP		Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at August 2, 2008	43,100	431	229	(6,092)	169,238	(1,040)	(753)	318,266	480,050

Allocation of shares to ESOP						163			163
Issuance of common stock and restricted stock, net	137	1			1,038				1,039
Share-based compensation					5,504				5,504
Tax expense associated with stock plans					(598)				(598)
Fair value of swap agreements, net of tax							(870)		(870)
Net income								59,184	59,184

Total comprehensive income									58,314

Balances at August 1, 2009	43,237	432	229	(6,092)	175,182	(877)	(1,623)	377,450	544,472

Allocation of shares to ESOP						164			164
Issuance of common stock and restricted stock, net	321	3	(202)	5,384	3,666			(1,910)	7,143
Share-based compensation					8,057				8,057
Tax benefit associated with stock plans					1,822				1,822
Fair value of swap agreement, net of tax							128		128
Foreign currency translation							340		340
Net income								68,321	68,321

Total comprehensive income									68,789

Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447

Allocation of shares to ESOP						171			171
Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,257				138,301
Stock option exercises and restricted stock vestings, net	534	6			7,348				7,354
Share-based compensation					9,159				9,159
Tax benefit associated with stock plans					1,545				1,545
Fair value of swap agreements, net of tax							732		732
Foreign currency translation							5,285		5,285
Net income								76,673	76,673

Total comprehensive income									82,690

Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 30, 2011	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,673	$68,321	$59,184
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	35,296	27,483	27,029
Deferred income tax expense	15,520	5,061	239
Share-based compensation	9,159	8,057	5,504
Excess tax benefits from share-based payment arrangements	(1,545)	(1,822)	(234)
(Gain) loss on disposals of property and equipment	(42)	229	262
Impairment on long-term assets	5,790	—	—
Impairment on indefinite lived intangibles	200	—	—
Unrealized loss (gain) on foreign exchange	318	(61)	—
Realized gain on hedge related to Canadian acquisition	—	(2,814)	—
Provision for doubtful accounts	635	1,149	4,759
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(39,791)	(21,599)	(3,950)
Inventories	(66,283)	(55,803)	30,398
Prepaid expenses and other assets	(10,820)	(4,444)	(2,729)
Notes receivable, trade	(1,463)	1,160	(652)
Accounts payable	9,583	32,491	(13,836)
Accrued expenses	16,614	8,724	2,349

Net cash provided by operating activities	49,844	66,132	108,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,778)	(55,109)	(32,353)
Purchases of acquired businesses, net of cash acquired	(22,061)	(66,556)	(4,495)
Cash proceeds from hedge related to Canadian acquisition	—	2,814	—
Proceeds from disposals of property and equipment	96	180	98

Net cash used in investing activities	(62,743)	(118,671)	(36,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	138,301	—	—
Net (repayments) borrowings under notes payable	(127,570)	42,570	(88,050)
Repayments of long-term debt	(5,033)	(5,412)	(4,634)
Increase in bank overdraft	1,739	9,982	8,494
Proceeds from exercise of stock options	10,162	8,481	1,573
Payment of employee restricted stock tax withholdings	(2,808)	(1,338)	(535)
Excess tax benefits from share-based payment arrangements	1,545	1,822	234
Payments on life insurance policy loans	—	—	(3,072)
Capitalized debt issuance costs	—	(68)	(647)

Net cash provided by (used in) financing activities	16,336	56,037	(86,637)

Effect of exchange rate changes on cash and cash equivalents	(372)	35	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,065	3,533	(15,064)
Cash and cash equivalents at beginning of period	13,802	10,269	25,333

Cash and cash equivalents at end of period	$16,867	$13,802	$10,269

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,752	$4,465	$9,094

Federal and state income taxes, net of refunds	$42,018	$35,538	$43,978

See accompanying notes to consolidated financial statements.

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

        The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2011, 2010 and 2009 ended on July 30, 2011, July 31, 2010, and August 1, 2009, respectively. Each of these fiscal years contained 52 weeks, and each of the Company's interim quarters consisted of 13 weeks.

        Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. In fiscal 2010, other expense (income) includes the gain recorded by the Company upon settlement of a forward contract entered into by the Company to swap United States dollars for Canadian dollars.

  (c)
  Cash Equivalents

        Cash equivalents consist of highly liquid investments with maturities of three months or less.

  (d)
  Inventories and Cost of Sales

        Inventories consist primarily of finished goods and are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Allowances received from suppliers are recorded as reductions in cost of sales upon the sale of the related products.

  (e)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities are capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. There was no interest capitalized during the year ended July 30, 2011. Interest capitalized for the years ended July 31, 2010 and August 1, 2009 was less than $0.1 million and approximately $0.3 million, respectively.

        Property and equipment consisted of the following at July 30, 2011 and July 31, 2010:

	Original Estimated Useful Lives (Years)	2011	2010
	(In thousands, except years)
Land		$13,241	$14,944
Buildings and improvements	20-40	158,790	166,235
Leasehold improvements	5-20	77,605	58,740
Warehouse equipment	3-30	88,643	88,720
Office equipment	3-10	58,643	49,305
Computer software	3-7	40,986	18,104
Motor vehicles	3-7	4,182	4,602
Construction in progress		15,428	36,415

		457,518	437,065
Less accumulated depreciation and amortization		172,367	157,810

Net property and equipment		$285,151	$279,255

        Depreciation expense amounted to $31.1 million, $25.0 million and $24.1 million for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively.

  (f)
  Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company includes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

  (h)
  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	7-10 years
Non-compete agreements	1-10 years
Trademarks and tradenames	26 years

        Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first quarter of the 2011 fiscal year, we performed a test for goodwill impairment as a result of the expected change in future cash flows for certain of our branded product lines, and determined that no impairment existed. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. Based on future expected cash flows, we test for goodwill impairment at the reporting unit level. Our reporting units are at or one level below the operating segment level. Approximately 91% of our goodwill is within our wholesale reporting unit. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. As of July 30, 2011, the Company's annual assessment of goodwill for each of its reporting units and indefinite lived intangible assets indicated that no impairment existed.

        The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of August 1, 2009	$146,970	$17,363	$164,333
Goodwill adjustment for DHI restructuring activities, net of tax of $633	(987)	—	(987)
Goodwill adjustment for final opening balance sheet adjustments for 2009 acquisitions	—	(32)	(32)
Goodwill arising from business combinations	23,485	—	23,485
Change in foreign exchange rates	126		126

Goodwill as of July 31, 2010	$169,594	$17,331	$186,925
Goodwill adjustment for DHI restructuring activities, net of tax of $179	(726)		(726)
Goodwill adjustment for final opening balance sheet adjustments for 2010 business combinations	1,210		1,210
Goodwill arising from 2011 business combinations	2,743	—	2,743
Change in foreign exchange rates	1,791		1,791

Goodwill as of July 30, 2011	$174,612	$17,331	$191,943

        The following table presents the detail of the Company's other intangible assets (in thousands):

	July 30, 2011			July 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$34,510	$6,976	$27,534	$23,079	$3,829	$19,250
Non-compete agreements	—	—	—	1,751	1,674	77
Trademarks and tradenames	2,233	287	1,946	2,233	207	2,026

Total amortizing intangible assets	37,623	8,143	29,480	27,063	5,710	21,353
Indefinite lived intangible assets:
Trademarks and tradenames	28,856	—	28,856	28,848	—	28,848

Total	$66,479	$8,143	$58,336	$55,911	$5,710	$50,201

        Amortization expense was $3.5 million, $1.9 million and $2.4 million for the years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively. The estimated future amortization expense for the next five fiscal years on finite lived intangible assets existing as of July 30, 2011 is shown below:

Fiscal Year:	(In thousands)
2012	$3,060
2013	3,117
2014	3,060
2015	3,060
2016	3,060

$15,357

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

        Whole Foods Market, Inc. ("Whole Foods Market") was the Company's largest customer in each fiscal year presented. Whole Foods Market accounted for approximately 36%, 35%, and 33% of our net sales for the years ended July 30, 2011, July 31, 2010 and August 1, 2009. There were no other customers that individually generated 10% or more of the Company's net sales.

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

  (j)
  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments including cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to the short-term nature of these instruments.

        The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair value of notes payable and long-term debt are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	July 30, 2011		July 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,867	$16,867	$13,802	$13,802
Accounts receivable	257,482	257,482	217,097	217,097
Notes receivable	2,826	2,826	3,346	3,346
Liabilities:
Accounts payable	217,074	217,074	205,202	205,202
Notes payable	115,000	115,000	242,570	242,570
Long term debt, including current portion	48,433	48,424	53,466	53,456
Swap agreements:
Interest rate swap	(1,259)	(1,259)	(2,493)	(2,493)
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

  (m)
  Share-Based Compensation

        The Company adopted ASC 718, Stock Compensation ("ASC 718") effective August 1, 2005. ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over four years from the grant date and grants to our Board of Directors vest ratably over two years with one third vesting immediately. The performance units granted to the Company's President and Chief Executive Officer upon hire during fiscal 2009 vested following the end of fiscal 2010, and those performance shares and performance units granted during March 2011 vested following the end of fiscal 2011, both in accordance with the terms of the related Performance Share and Performance Unit agreements. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.

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

	Fiscal years ended
	July 30, 2011	July 31, 2010	August 1, 2009
	(In thousands)
Basic weighted average shares outstanding	47,459	43,184	42,849
Net effect of dilutive common stock equivalents based upon the treasury stock method	356	241	144

Diluted weighted average shares outstanding	47,815	43,425	42,993

Potential anti-dilutive share-based payment awards excluded from the computation above	99	791	1,436

  (o)
  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with ASC 200, Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges, as well as foreign currency translation related to the translation of UNFI Canada from the functional currency of Canadian dollars to our U.S. dollar reporting currency. For all periods presented, we display comprehensive income (loss) and its components as part of the consolidated statements of stockholders' equity.

  (p)
  Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the creation and operation of UNFI Canada, exchange rates. The Company generally uses derivatives principally in the management of interest rate and fuel price exposure. However, during the fiscal year ended July 31, 2010, the Company entered into a forward contract to exchange United States dollars for Canadian dollars in anticipation of the Canadian dollars needed to fund the acquisition of the Canadian food distribution assets of SunOpta, Inc. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

  (q)
  Shipping and Handling Fees and Costs

        The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $266.7 million, $222.0 million and $217.0 million for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively.

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

  (s)
  Operating Lease Expenses

        The Company records lease expense via the straight-line method. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes expense based on a straight-line basis based on the total minimum lease payments to be made over the expected lease term.

  (t)
  Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-8"). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the Company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2011, which is not expected to have a material effect on the Company's consolidated financial statements.

(2)   ACQUISITIONS

  Wholesale Segment

        Whole Foods Distribution.    During the first quarter of fiscal 2011, the Company completed its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. ("Whole Foods Distribution"), a wholly owned subsidiary of Whole Foods Market, Inc. ("Whole Foods Market"), whereby the Company (i) acquired inventory at Whole Foods Distribution's Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution's assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution's obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution's employees working at the Aurora, Colorado distribution facility. Net sales resulting from the transaction totaled approximately $131.6 million for the year ended July 30, 2011. The Company does not record the expenses for this business separately from the rest of its broadline distribution business, and therefore it is impracticable for the Company to provide complete financial results for this business.

        The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)
Inventory	$6,911
Property & equipment	1,500
Customer relationships and other intangible assets	10,757
Goodwill	2,743

Total assets	$21,911
Liabilities	—

Cash consideration paid	$21,911

        SunOpta Distribution Group.    On June 11, 2010, the Company acquired the Canadian food distribution assets of the SunOpta Distribution Group business ("SDG") of SunOpta, through its wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"). Total cash consideration paid in connection with the acquisition was $65.8 million. This acquisition was financed through borrowings under the Company's existing revolving credit facility.

        The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)
Total current assets	$35,106
Property & equipment	7,512
Customer relationships and other intangible assets	13,059
Goodwill	23,485

Total assets	$79,162
Liabilities	13,385

Cash consideration paid	$65,777

        The translation of the consideration paid and the asset allocations above from the functional currency of Canadian dollars to US dollars were performed utilizing the June 11, 2010 spot rate of $0.9673. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships of $12.3 million and the Aux Milles tradename of approximately $0.8 million. The customer relationships intangible asset is being amortized on a straight-line basis over an estimated useful life of 11.1 years, while the tradename is considered indefinite lived. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are therefore considered Level 3 measurements as defined by authoritative guidance. With this acquisition, the Company became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada and has an immediate platform for further growth in the Canadian market. The goodwill of $23.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales into the Canadian market and expanded vendor relationships. Of the total amount of goodwill recorded, approximately $17.7 million is deductible for tax purposes.

        Acquisition costs related to the establishment of UNFI Canada and the subsequent purchase of SDG were approximately $1.0 million during fiscal 2010, and were expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. Net sales from the acquisition totaled $200.7 million for the year ended July 30, 2011. Total assets of UNFI Canada were approximately $93.8 million as of July 30, 2011.

        On November 2, 2007, the Company acquired Distribution Holdings, Inc. and its wholly-owned subsidiary Millbrook Distribution Services, Inc. ("DHI"), a distributor of specialty food items (including ethnic, kosher, gourmet, organic and natural foods), health and beauty care items and other non-food items from dedicated distribution centers located in Massachusetts and Arkansas, as well as certain of our broadline distribution centers, to customers throughout the United States and Canada. With its recent achievement of new business in the conventional supermarket channel, the Company believes that the acquisition of DHI accomplished certain strategic objectives, including accelerating the expansion into a number of historically high-growth business channels and establishing immediate market share in the fast-growing specialty foods market. The Company also believes that the acquisition of DHI provides valuable strategic opportunities enabling the Company to further leverage its existing and future relationships in the supermarket business channel and that DHI's complementary product lines present opportunities for cross-selling which will further grow the Company's wholesale distribution business. These factors contributed to the purchase price that resulted in goodwill, as further noted below. Of the total amount of goodwill recorded, approximately $9.3 million is deductible for tax purposes.

        Total cash consideration paid in connection with the acquisition of DHI was $85.5 million, comprised of $84.0 million of purchase price and $1.5 million of related transaction fees incurred, subject to certain adjustments set forth in the merger agreement. Prior to the acquisition and during the three months ended October 27, 2007, the Company entered into a note receivable from DHI in the amount of $5.0 million, which was assumed by the Company as part of the purchase price. This acquisition was financed through borrowings under the Company's existing revolving credit facility, which was amended in November 2007 to increase the Company's maximum borrowing base thereunder. See Note 6 for a description of these amendments.

        During the year ended August 1, 2009, the Company completed the final purchase price allocation for its acquisition of DHI with the assistance of a third-party valuation firm's independent appraisal of the fair value of certain assets acquired. As a result of the final purchase price allocation, during the year ended August 1, 2009, goodwill decreased by approximately $7.2 million, primarily due to an adjustment of $5.6 million to the valuation of certain intangibles, as well as adjustments to certain deferred tax assets and liabilities. The following table presents the final allocation of fair values of assets and liabilities recorded in connection with the DHI acquisition, including adjustments recorded in fiscal 2010 and 2011 discussed below:

(In thousands)
Total current assets	$42,727
Property & equipment	12,516
Customer relationships and other intangible assets	11,610
Goodwill	81,224
Other assets	2,394

150,471
Liabilities	64,953

Cash consideration paid	$85,518

        The Company has undertaken certain restructuring activities at DHI. These activities, which include reductions in staffing and the planned elimination of a facility, were accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The cost of these actions was charged to the cost of the acquisition and a corresponding liability of $7.6 million was included in other long-term liabilities for the fiscal year ended August 1, 2009. This liability was reduced in fiscal 2010 by $1.7 million ($1.0 million net of tax) due to adjustments in the timeline of the planned restructuring activities. This liability was further reduced in fiscal 2011 by $1.8 million ($1.0 million net of tax) due to further adjustments in the timeline of the planned restructuring activities and a payment of $0.6 million.

  Other Segment

        During the fiscal year ended July 30, 2011, the Company recorded an increase of $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its branded product company acquisitions. A third branded product company acquisition requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date of November 2008. These earn-outs are based on tiers of net sales for the trailing twelve months, and no such amounts were earned or paid during the year ended July 30, 2011.

        During the fiscal year ended July 31, 2010, the Company made certain adjustments to the opening balance sheets recorded for the three branded product companies purchased during the fiscal year ended August 1, 2009, which the company includes in the "other" category. See Note 15 "Business

Segments" for a description of the Company's reportable segment and the "other" category. Intangibles assets increased by approximately $0.6 million, primarily due to those final adjustments of certain current assets and accrued expenses as well as ongoing contingent consideration in the form of royalty payments.

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

(3)   EQUITY PLANS

        The Company recognized share-based compensation expense of $9.2 million for the fiscal year ended July 30, 2011, compared to share-based compensation expense of $8.1 million and $4.7 million for the fiscal years ended July 31, 2010 and August 1, 2009, respectively. Share-based compensation expense for performance-based share awards was $0.7 million and $1.0 million for the fiscal years ended July 30, 2011 and July 31, 2010, respectively.

        As of July 30, 2011, there was $14.0 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock, and restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

        The following summary presents the weighted average assumptions used for stock options granted in fiscal 2011, 2010 and 2009:

	Year ended
	July 30, 2011	July 31, 2010	August 1, 2009
Expected volatility	44.7%	45.2%	39.0%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	0.9%	1.4%	2.1%
Expected term (in years)	3.0	3.0	3.0

        As of July 30, 2011, the Company had three equity incentive plans that provided for the issuance of stock options: the 2002 Stock Incentive Plan (the "2002 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and effective with an amendment approved by the Company's stockholders during the 2010 Annual Meeting, the 2004 Equity Incentive Plan (the "2004 Plan")(collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. Stock options granted are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." Beginning with the Company's fiscal 2010 grants, non-qualified stock options are being granted in place of incentive stock options to decrease the variability in income taxes due to the timing of tax benefits from disqualifying dispositions. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically options granted to employees vest ratably over four years, while options granted to non-employee directors vest one third immediately with the remainder vesting ratably over two years. The maximum term of all incentive stock options granted under the Plans and non-statutory stock options granted under the 2002 Stock Incentive Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan was at the discretion of the Company's Board of Directors, and all grants to date have had a term of ten years. There have been no stock option grants under the 2004 Plan. There were 7,800,000 shares authorized for grant under the 1996 Plan and 2002 Plan. There were 1,054,267 shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. These shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of July 30, 2011, 80,848 shares were available for grant under the 2002 Plan and the authorization for new grants under the 1996 Plan has expired. During the fourth quarter of fiscal 2010, the Company issued shares from treasury in addition to issuing new shares to satisfy stock option exercises and restricted stock vestings.

        The following summary presents the weighted-average remaining contractual term of options outstanding at July 30, 2011 by range of exercise prices.

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$10.00 - $18.00	7,250	$13.26	3.0	6,250	$13.31
$18.01 - $24.00	29,750	$18.87	2.4	29,250	$18.79
$24.01 - $30.00	401,416	$25.48	6.9	207,873	$26.03
$30.01 - $43.00	225,632	$35.33	7.2	123,292	$36.21

	664,048	$28.40	6.8	366,665	$28.66

        The following summary presents information regarding outstanding stock options as of July 30, 2011 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	961,307	$27.67
Granted	104,864	$34.31
Exercised	(363,326)	$27.97
Forfeited	(19,922)	$26.36
Cancelled	(18,875)	$34.51

Outstanding at end of year	664,048	$28.40	6.8 years	$8,865,988

Exercisable at end of year	366,665	$28.66	5.6 years	$4,799,203

        The weighted average grant-date fair value of options granted during the fiscal years ended July 30, 2011, July 31, 2010, and August 1, 2009 was $10.64, $7.73 and $7.05, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended July 30, 2011, July 31, 2010, and August 1, 2009, was $3.9 million, $4.6 million and $1.2 million, respectively.

        The 2004 Plan was amended during fiscal 2009 to provide for the issuance of up to 2,500,000 equity-based compensation awards, and during fiscal 2011 was further amended to provide for the issuance of stock options in addition to restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for the awards under the 2004 Plan are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four equal annual installments for employees and three equal annual installments with one third vesting immediately for non-employee directors. The performance units granted to the Company's President and Chief Executive Officer upon hire during fiscal 2009 vested as of July 31, 2010, and those granted during March 2011 vested as of July 30, 2011, both in accordance with the terms of the related Performance Unit and Performance Share agreements. At July 30, 2011, 1,023,847 shares were available for grant under the 2004 Plan.

        The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the 2004 Plan as of July 30, 2011 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 31, 2010	614,115	$25.51
Granted	363,302	$34.29
Vested	(218,177)	$26.34
Forfeited	(57,097)	$28.30

Outstanding at July 30, 2011	702,143	$29.57

        The total intrinsic value of restricted stock awards and restricted stock units vested was $9.1 million, $6.2 million and $2.4 million during the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively. The total intrinsic value of performance share awards and performance units vested was $0.7 million and $1.0 million during the fiscal years ended July 30, 2011 and July 31, 2010, respectively. No performance share awards or performance units vested during the fiscal year ended August 1, 2009.

        During the year ended July 30, 2011, a total of 25,000 performance shares and 12,500 performance units were granted to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $42.03. Effective July 30, 2011, 18,924 of the performance shares vested with a corresponding intrinsic value and fair value of $0.8 million. The remainder of the performance shares were forfeited, and no shares were issued for the performance units.

        During the year ended July 31, 2010, 175 units, in addition to the 50,000 units granted during fiscal 2009, were granted to the Company's President and CEO in connection with the related Performance Unit Agreement awarded on November 5, 2008. The grant-date fair value of these grants was $19.99. Effective July 31, 2010, 50,175 units vested, with a corresponding intrinsic value and fair value of $1.0 million and $1.7 million respectively.

(4)   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE

        The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended July 30, 2011	Fiscal year ended July 31, 2010	Fiscal year ended August 1, 2009
	(In thousands)
Balance at beginning of year	$7,692	$8,876	$7,088
Additions charged to costs and expenses	635	1,149	4,759
Deductions	(2,473)	(3,399)	(2,971)
Charged to Other Accounts(a)	0	1,066	—

Balance at end of year	$5,854	$7,692	$8,876

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

(5)   RESTRUCTURING ACTIVITIES

        During the year ended July 30, 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. ("L&R Distributors"), a leading national distributor of non-food products and general merchandise, to divest the Company's conventional non-foods and general merchandise lines of business. This strategic transaction will allow the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products. The Company entered the conventional non-foods and general merchandise businesses, which includes cosmetics, seasonal products, conventional health & beauty products and hard goods, as part of its acquisition of DHI in November 2007. In connection with this agreement, following the closing of the sale of its non-foods and general merchandise lines of business to L&R Distributors, the Company will cease operations at its Harrison, Arkansas facility. This facility and the related assets will be considered held-for-sale once the sale to L&R Distributors is consummated, which, subject to the satisfaction of customary closing conditions, is expected to occur in the Company's first quarter of fiscal 2012. All specialty food products from the Harrison, Arkansas facility will be transferred into the Company's other distribution centers across the United States.

        As a result of this transaction and the impending closure of the Harrison, Arkansas facility, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million during the fourth quarter of fiscal 2011. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 for other non-recurring charges to transition the specialty food line of business into the Company's other facilities.

(6)   NOTES PAYABLE

        The Company has a revolving credit facility with a maximum borrowing base of $400 million, with a one-time option, subject to approval by the lenders under the credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under this facility, at the Company's option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) (3.25% at July 30, 2011 and July 31, 2010) or at the one-month London Interbank Offered Rate ("LIBOR") plus 0.75%. The revolving credit facility matures on November 27, 2012. The weighted average interest rate on the amended credit facility was 0.94% as of July 30, 2011. An annual commitment fee in the amount of 0.125% is payable monthly based on the average daily unused portion of the amended credit facility. The Company's borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of July 30, 2011, the Company's borrowing base, which was calculated based on the Company's eligible accounts receivable and inventory levels, was $400.0 million. As of July 30, 2011, the Company had $115.0 million outstanding under the credit facility, $21.7 million in letter of credit commitments and $1.3 million in reserves which generally reduces the Company's available borrowing capacity under the existing revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $262.0 million as of July 30, 2011.

        The revolving credit facility, as amended, requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the agreement) of 1.5 to 1.0 calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis. The Company was in compliance with all restrictive covenants at July 30, 2011 and July 31, 2010. The credit facility also provides for the bank to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its U.S.-generated accounts receivable and inventory for its obligations under the amended credit facility.

(7)   LONG-TERM DEBT

        The Company has a term loan agreement with a financial institution which matures in July 2012. Interest accrues at 30 day LIBOR plus 1.0%. The Company has pledged certain real property as collateral for its obligations under the term loan agreement.

        As of July 30, 2011 and July 31, 2010, the Company's long-term debt consisted of the following:

	July 30, 2011	July 31, 2010
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (1.19% at July 30, 2011 and 1.31% at July 31, 2010)	$47,111	$51,822
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing in June 2015, at an interest rate of 8.60%	771	930
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	551	713

	$48,433	$53,466
Less: current installments	47,447	5,033

Long-term debt, excluding current installments	$986	$48,433

        Certain of the Company's long-term debt agreements contain restrictive covenants. The term loan agreement, as amended, requires the Company to maintain a minimum fixed charge coverage ratio (as defined in the agreement) of 1.45 to 1.0, calculated at the end of each of the Company's fiscal quarters on a rolling four quarter basis. The Company was in compliance with all of its restrictive covenants at July 30, 2011 and July 31, 2010.

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 30, 2011:

Year	(In thousands)
2012	$47,447
2013	352
2014	369
2015	265
2016	0
2017 and thereafter	0

$48,433

(8)   FAIR VALUE MEASUREMENTS

        As of August 2, 2009, the Company had fully adopted ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

  Interest Rate Swap Agreement

        On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). LIBOR was 0.19% and 0.31% as of July 30, 2011 and July 31, 2010, respectively.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement is designated as a cash flow hedge at July 30, 2011 and is reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities. The related gains or losses on this contract are generally deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

  Fuel Supply Agreements

        From time to time the Company is a party to fixed price fuel supply agreements. During the year ended July 30, 2011, the Company did not enter into any agreements to purchase a portion of its diesel fuel each month at fixed prices. During the year ended July 31, 2010, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2011. These fixed price fuel agreements also qualified for the "normal purchase" exception under ASC 815, therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

  Exchange Rate Forward Contract

        In anticipation of the Canadian dollars needed to fund the acquisition of the SDG assets of SunOpta, the Company entered into a forward contract to exchange United States dollars for Canadian dollars. Upon settlement of the contract in June 2010, the Company recorded a gain of $2.8 million in "other expense (income)" within the fiscal 2010 Consolidated Statement of Income.

        The following tables provide the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at July 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Description
Liabilities
Interest Rate Swap	—	$1,259	—

Total	—	$1,259	—

	Fair Value at July 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Description
Liabilities
Interest Rate Swap	—	$2,493	—

Total	—	$2,493	—

        The Company's determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company does not enter into derivative agreements for trading purposes.

        The following table provides the fair value hierarchy for assets and liabilities measured on a nonrecurring basis:

	Fair Value at July 30, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Description
Assets
Property and Equipment, net	—	$285,151	—	$5,790
Intangible Assets, net	—	—	$58,336	200

Total	—	$285,151	$58,336	$5,990

        In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC 360-10, long-lived assets held and used with a carrying amount of $290.9 million were written down to their fair value of $285.2 million, resulting in an impairment charge of $5.8 million included in earnings for the fiscal year ended July 30, 2011.

        In accordance with the provisions of the Intangibles—Goodwill and Other Subsections of FASB ASC 350-30, indefinite lived intangible assets with a carrying amount of $58.5 million were written down to their fair value of $58.3 million, resulting in an impairment charge of $0.2 million included in earnings for the fiscal year ended July 30, 2011.

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

        The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. During the fiscal year ended July 31, 2010, the Company issued 201,814 treasury shares related to stock option exercises and the vesting of restricted stock units and awards. No shares were reissued from treasury during the fiscal year ended July 30, 2011.

(10) SECONDARY COMMON STOCK OFFERING

        During the first quarter of fiscal 2011, the Company completed a secondary common stock offering. This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters' overallotment option, at a price of $33.00 per share. The net proceeds of approximately $138.3 million were used to repay a portion of the Company's outstanding borrowings under its revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as the Company financed its purchase of the SDG assets with borrowings under its revolving credit facility. The Company also utilized a portion of the additional borrowing capacity under its revolving credit facility resulting from the common stock offering to fund its acquisition of the Rocky Mountain and Southwest distribution businesses of Whole Foods Distribution.

(11) COMMITMENTS AND CONTINGENCIES

        The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

        Rent and other lease expense for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009 totaled approximately $48.4 million, $45.2 million and $37.7 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 30, 2011 are as follows:

Fiscal Year:	(In thousands)
2012	$43,246
2013	40,375
2014	36,365
2015	33,455
2016	30,607
2017 and thereafter	88,802

$272,850

        As of July 30, 2011, outstanding commitments for the purchase of inventory were approximately $99.4 million. The Company had outstanding letters of credit of approximately $21.7 million at July 30, 2011.

        As of July 30, 2011, the Company did not have any outstanding commitments for the purchase of diesel fuel.

        Assets mortgaged amounted to approximately $84.3 million at July 30, 2011.

        The Company may from time to time be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the Company's consolidated financial position or results of operations. Legal expenses incurred in connection with claims and legal actions are expensed as incurred.

(12) RETIREMENT PLANS

  Retirement Plan

        The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. During fiscal 2008, the Company assumed the Millbrook Distribution Services Union Retirement Plan and the Millbrook Distribution Services Retirement Plan as part of an acquisition. During the fiscal year ended August 1, 2009, the Company merged the Millbrook Distributions Services Retirement Plan into the Retirement Plan. The Company's contributions to these plans were approximately $3.9 million, $3.2 million and $3.0 million, for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively.

  Deferred Compensation and Supplemental Retirement Plans

        The Company's non-employee directors and certain of its employees are eligible to participate in the United Natural Foods, Inc. Deferred Compensation Plan and the United Natural Foods, Inc. Deferred Stock Plan (collectively the "Deferral Plans"). The Deferral Plans are nonqualified deferred compensation plans which are administered by the Company's Compensation Committee of the Board of Directors. The Deferral Plans were established to provide participants with the opportunity to defer the receipt of all or a portion of their compensation to a non-qualified retirement plan in amounts greater than the amount permitted to be deferred under the Company's 401(k) Plan. The Company believes that this is an appropriate benefit because (i) it operates to place employees and non-employee directors in the same position as other employees who are not affected by Internal Revenue Code limits placed on plans such as the Company's 401(k) Plan; (ii) does not substantially increase the Company's financial obligations to its employees and directors (there are no employer matching contributions, only a crediting of deemed earnings); and (iii) provides additional incentives to the Company's employees and directors, since amounts set aside by the employees and directors are subject to the claims of the Company's creditors until paid. Under the Deferral Plans, only the payment of the compensation earned by the participant is deferred and there is no deferral of the expense in the Company's financial statements related to the participants' earnings; the Company records the related compensation expense in the year in which the compensation is earned by the participants.

        Under the Deferred Stock Plan, which was frozen to new deferrals effective January 1, 2007, each eligible participant could elect to defer between 0% and 100% of restricted stock awards granted during the election calendar year. Effective January 1, 2007, each participant may elect to defer up to 100% of their restricted share unit awards, performance shares and performance units under the Deferred Compensation Plan. Under the Deferred Compensation Plan, each participant may also elect to defer a minimum of $1,000 and a maximum of 90% of base salary and 100% of director fees, employee bonuses and commissions, as applicable, earned by the participants for the calendar year. From January 1, 2009 to July 31, 2010, participants' cash-derived deferrals under the Deferred Compensation Plan earned interest at the 5-year certificate of deposit annual yield taken from the Wall Street Journal Market Data Center (as captured on the first and last business date of each calendar quarter and averaged) plus 3% credited and compounded quarterly. Beginning August 1, 2010, participants' cash-derived deferrals accrue earnings and appreciation based on the performance of mutual funds selected by the participant. The value of equity-based awards deferred under the Deferred Compensation and Deferred Stock Plans are based upon the performance of the Company's common stock.

        The Millbrook Deferred Compensation Plan and the Millbrook Supplemental Retirement Plan were assumed by the Company as part of an acquisition during fiscal 2008. Deferred compensation relates to a compensation arrangement implemented in 1984 by a predecessor of the acquired company in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation to earn specified maximum benefits upon retirement. The future obligations, which are fixed in accordance with the plans, have been recorded at a discount rate of 5.7%. These plans do not allow new participants, and there are no active employees subject to these plans.

        In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $9.5 million and $9.0 million at July 30, 2011 and July 31, 2010, respectively. At July 30, 2011, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Year	(In thousands)
2012	$1,247
2013	1,244
2014	1,232
2015	1,223
2016	1,216
2017 and thereafter	6,643

$12,805

(13) EMPLOYEE STOCK OWNERSHIP PLAN

        The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

        In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% as of July 30, 2011 and July 31, 2010, and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.

        All shares held by the ESOP were purchased prior to December 31, 1992. As a result, the Company considers unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended July 30, 2011, July 31, 2010, and August 1, 2009, contributions totaling approximately $0.2 million, $0.2 million, and $0.3 million, respectively, were made to the Trust. Of these contributions, less than $0.1 million in fiscal 2011 and fiscal 2010 and approximately $0.1 million in fiscal 2009 represented interest.

        The ESOP shares were classified as follows:

	July 30, 2011	July 31, 2010
	(In thousands)
Total ESOP shares—beginning of year	2,419	2,552
Shares distributed to employees	(220)	(133)

Total ESOP shares—end of year	2,199	2,419

Allocated shares	1,657	1,711
Unreleased shares	542	708

Total ESOP shares	2,199	2,419

        During the fiscal years ended July 30, 2011 and July 31, 2010, 165,436 shares and 197,085 shares were released for allocation, respectively. The fair value of unreleased shares was approximately $22.6 million and $20.9 million at July 30, 2011 and July 31, 2010, respectively.

(14) INCOME TAXES

        For the fiscal year July 30, 2011, income before income taxes consisted of $118.5 million from U.S. operations and $7.9 million from foreign operations. For the fiscal year ended July 31, 2010, income (loss) before income taxes consists of $112.9 million from U.S. operations and ($0.9) million from foreign operations. All income before income taxes for the fiscal year ended August 1, 2009 is from U.S. operations.

        Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 30, 2011:
U.S. Federal	$24,971	$14,273	$39,244
State & Local	7,091	1,207	8,298
Foreign	2,180	40	2,220

	$34,242	$15,520	$49,762

Fiscal year ended July 31, 2010:
U.S. Federal	$31,818	$5,488	$37,306
State & Local	7,147	(427)	6,720
Foreign	(345)	—	(345)

	$38,620	$5,061	$43,681

Fiscal year ended August 1, 2009:
U.S. Federal	$32,998	$(33)	$32,965
State & local	7,761	272	8,033

	$40,759	$239	$40,998

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Fiscal year ended
	July 30, 2011	July 31, 2010	August 1, 2009
	(In thousands)
Computed "expected" tax expense	$44,252	$39,201	$35,064
State and local income tax, net of Federal income tax benefit	5,394	4,368	5,222
Non-deductible expenses	1,111	872	861
Tax effect of share-based compensation	(440)	78	(65)
General Business Credits	(1,021)	(215)	(325)
Other, net	466	(623)	241

Total income tax expense	$49,762	$43,681	$40,998

        Total income tax expense (benefit) for the years ended July 30, 2011, July 31, 2010 and August 1, 2009 was allocated as follows:

	July 30, 2011	July 31, 2010	August 1, 2009
	(In thousands)
Income tax expense	$49,762	$43,681	$40,998
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(1,545)	(1,822)	598
Other comprehensive income (loss)	502	97	(647)

	$48,719	$41,956	$40,949

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 30, 2011 and July 31, 2010 are presented below:

	2011	2010
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$5,638	$4,906
Compensation and benefits related	16,701	14,725
Accounts receivable, principally due to allowances for uncollectible accounts	2,286	2,655
Accrued expenses	7,037	6,586
Other comprehensive income	495	997
Net operating loss carryforwards	7,381	9,298
Other deferred tax assets	71	23

Total gross deferred tax assets	39,609	39,190
Less valuation allowance	5,071	5,052

Net deferred tax assets	$34,538	$34,138

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$30,333	$15,546
Intangible assets	20,530	18,495
Other	203	135

Total deferred tax liabilities	51,066	34,176

Net deferred tax liabilities	$(16,528)	$(38)

Current deferred income tax assets	$22,023	$20,560
Non-current deferred income tax liabilities	(38,551)	(20,598)

	$(16,528)	$(38)

        The net increase (decrease) in total valuation in fiscal year 2011, 2010, and 2009 was $19, ($86), and $2,406 respectively.

        At July 30, 2011, the Company had net operating loss carryforwards of approximately $5.1 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.4 million under Internal Revenue Code Section 382. The carryforwards expire at various times between 2012 and 2024. In addition, the Company had net operating loss carryforwards of approximately $64.1 million for state income tax purposes that expire in years 2013 through 2020. At July 30, 2011, the Company also had state tax credit carryforwards of approximately $0.8 million, which will expire by fiscal 2012.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at July 30, 2011, with the exception of certain state deferred tax assets. Valuation allowances were established against approximately $5.1 million of state deferred tax assets related to a previous stock-based business combination and certain state tax credit carryforwards. The subsequent release of this valuation allowance, if such release occurs, will reduce income tax expense.

        For the fiscal years ended July 30, 2011 and July 31, 2010, the Company did not have any material unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. Following the acquisition of the SDG assets from SunOpta, UNFI Canada files income tax returns in Canada and certain of its provinces. The Company is no longer subject to U.S. federal tax examinations for years before the Company's fiscal 2008. The tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2008 to fiscal 2011.

(15) BUSINESS SEGMENTS

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

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended July 30, 2011
Net sales	$4,472,694	$162,731	$(105,410)		$4,530,015
Operating income (loss)	161,952	(31,305)	(966)		129,681
Interest expense				$5,000	5,000
Interest income				(1,226)	(1,226)
Other, net				(528)	(528)
Income before income taxes					126,435
Depreciation and amortization	33,520	1,776			35,296
Capital expenditures	38,035	2,743			40,778
Goodwill	174,612	17,331			191,943
Total assets	1,258,783	150,151	(7,946)		1,400,988
Fiscal year ended July 31, 2010
Net sales	$3,698,349	$171,841	$(113,051)		$3,757,139
Operating income (loss)	152,364	(38,108)	646		114,902
Interest expense				$5,845	5,845
Interest income				(247)	(247)
Other, net				(2,698)	(2,698)
Income before income taxes					112,002
Depreciation and amortization	24,744	2,739			27,483
Capital expenditures	51,495	3,614			55,109
Goodwill	169,594	17,331			186,925
Total assets	1,099,962	159,814	(8,977)		1,250,799
Fiscal year ended August 1, 2009
Net sales	$3,392,984	$142,769	$(80,853)		$3,454,900
Operating income (loss)	128,998	(20,639)	1,562		109,921
Interest expense				$9,914	9,914
Interest income				(450)	(450)
Other, net				275	275
Income before income taxes					100,182
Depreciation and amortization	23,333	3,696			27,029
Capital expenditures	27,342	5,011			32,353
Goodwill	146,970	17,363			164,333
Total assets	942,845	123,908	(8,203)		1,058,550

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended July 30, 2011 and July 31, 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2011
Net sales	$1,052,967	$1,114,449	$1,203,983	$1,158,616	$4,530,015
Gross profit	192,332	198,632	218,544	215,302	824,810
Income before income taxes	28,531	30,703	38,937	28,264	126,435
Net income	17,404	18,729	23,362	17,178	76,673
Per common share income
Basic:	$0.39	$0.39	$0.48	$0.36	$1.62
Diluted:	$0.39	$0.39	$0.48	$0.34	$1.60
Weighted average basic
Shares outstanding	44,771	48,232	48,406	48,484	47,459
Weighted average diluted
Shares outstanding	45,101	48,538	48,793	48,888	47,815
Market Price
High	$37.48	$39.85	$46.05	$45.34	$46.05
Low	$32.65	$34.78	$37.06	$39.52	$32.65

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2010
Net sales	$884,768	$898,217	$985,694	$988,460	$3,757,139
Gross profit	164,601	166,606	182,407	183,317	696,931
Income before income taxes	25,888	26,099	32,480	27,535	112,002
Net income	15,533	15,660	19,488	17,640	68,321
Per common share income
Basic:	$0.36	$0.36	$0.45	$0.41	$1.58
Diluted:	$0.36	$0.36	$0.45	$0.40	$1.57
Weighted average basic
Shares outstanding	42,982	43,024	43,245	43,483	43,184
Weighted average diluted
Shares outstanding	43,211	43,315	43,536	43,813	43,425
Market Price
High	$28.28	$29.35	$31.35	$35.12	$35.12
Low	$23.03	$23.29	$24.71	$28.92	$23.03

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management concluded that, as of July 30, 2011, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

  Report of the Independent Registered Public Accounting Firm.

        The effectiveness of our internal control over financial reporting as of July 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Effective September 22, 2011, we entered into an Employment Separation Agreement and Release (the "Separation Agreement"), with John Stern, our former senior vice president and chief information officer. Pursuant to the Separation Agreement, Mr. Stern is entitled to receive a severance payment in the amount of approximately $272,000 as well as continued medical benefits for a period of eleven months (collectively, the "Separation Payments"). The cash portion of the Separation Payments will not commence until six months and one day following Mr. Stern's separation from service on September 30, 2011, at which time a cash payment of approximately $149,000 will be made. Thereafter, the remaining unpaid cash portion of the Separation Payments will be paid in pro rata amounts for the five months thereafter in accordance with our normal payroll practices. The Separation Payments are contingent on Mr. Stern's agreement to a general release of claims, which generally provides that Mr. Stern voluntarily releases us, our present and former directors, officers, shareholders and certain other persons or entities affiliated with us of claims related to his employment with us. The Separation Agreement also provides for mutual non-disparagement obligations and provides that the Separation Payments are contingent on Mr. Stern's compliance, during the eleven month period following his separation from service, with the non-competition and non-solicitation obligations set out in the Separation Agreement.

        The foregoing summary of the material terms of the Separation Agreement is qualified in its entirety by reference to the actual agreement, a copy of which is filed herewith as Exhibit 10.72.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 13, 2011 (the "2011 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the 2011 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained, in part, in the 2011 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.

        The following table provides certain information with respect to equity awards under the Company's 2004 Equity Incentive Plan, 2002 Stock Incentive Plan and 1996 Stock Option Plan as of July 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,365,891	(1)	$28.40	1,092,543
Plans not approved by stockholders	—		—	—

Total	1,365,891	(1)	$28.40	1,092,543

(1)
Does not include 89,184 shares of our common stock issuable to participants in the United Natural Foods, Inc. Deferred Compensation Plan and the United Natural Foods, Inc. Deferred Stock Plan as a result of deferrals of shares that were issuable upon the vesting of restricted stock awards and restricted stock units under our equity incentive plans approved by our stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the 2011 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be contained in the 2011 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER Steven L. Spinner	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2011
/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	September 28, 2011
/s/ MARK E. SHAMBER Mark E. Shamber	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 28, 2011
/s/ GORDON D. BARKER Gordon D. Barker	Vice Chair of the Board and Lead Independent Director	September 28, 2011
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	September 28, 2011
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	September 28, 2011
/s/ GAIL A. GRAHAM Gail A. Graham	Director	September 28, 2011
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	September 28, 2011
/s/ PETER ROY Peter Roy	Director	September 28, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1(20)	Merger Agreement, dated October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
2.2(30)
Asset Purchase Agreement, dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
2.3(31)
Amendment No 1., dated June 4, 2010, to the Asset Purchase Agreement dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp.
3.1(11)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.3(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.
3.4(18)	Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007.
4.1(26)	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant.
10.1(1)**	1996 Employee Stock Ownership Plan, effective November 1, 1988.
10.2(9)**	Amended and Restated Employee Stock Ownership Plan.
10.3(1)	Employee Stock Ownership Trust Loan Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988.
10.4(1)	Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven Townsend, Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.5(1)	Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988.
10.6(1)	Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988.
10.7(2)**	Amended and Restated 1996 Stock Option Plan.
10.8(2)**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan.
10.9(2)**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan.
10.10(3)**	2002 Stock Incentive Plan.
10.11(4)	Amended and Restated Loan and Security Agreement, dated April 30, 2004, with Bank of America Business Capital (formerly Fleet Capital Corporation).
10.12(5)	Term Loan Agreement with Fleet Capital Corporation dated April 30, 2003.
10.13(6)	Second Amendment to Term Loan Agreement with Fleet Capital Corporation, dated December 18, 2003.

Exhibit No.	Description
10.14(7)	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000.
10.15(8)	Lease between AmberJack, Ltd. and the Registrant, dated July 11, 1997.
10.16(9)	First Amendment to Term Loan Agreement with Fleet Capital Corporation, dated August 26, 2003.
10.17(10)**	2004 Equity Incentive Plan.
10.18(11)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2004.
10.19(12)**	Form of Restricted Stock Agreement pursuant to United Natural Foods, Inc. 2004 Equity Incentive Plan.
10.20(13)	Fifth Amendment to Term Loan Agreement with Fleet Capital Corporation, dated July 28, 2005.
10.21(15)	Second Amendment to Amended and Restated Loan and Security Agreement dated January 31, 2006.
10.22(16)+	Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006.
10.23(17)	Lease between the Registrant and Meridian-Hudson McIntosh, LLC, dated March 16, 2007.
10.24(18)	Third Amendment to Term Loan Agreement with Fleet Capital Corporation, dated April 30, 2004.
10.25(19)	Fourth Amendment to Term Loan Agreement with Fleet Capital Corporation dated June 15, 2005.
10.27(21)	Lease between Cactus Commerce, LLC, and the Registrant, dated December 3, 2007.
10.28(21)	Third Amendment to Amended and Restated Loan and Security Agreement, dated November 2, 2007.
10.29(21)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 27, 2007.
10.30(21)	Sixth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 2, 2007.
10.31(21)	Seventh Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated November 27, 2007.
10.32(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Thomas A. Dziki.
10.33(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Michael Funk.
10.34(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Mark Shamber.
10.35(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gordon Barker.
10.36(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Joseph Cianciolo.

Exhibit No.	Description
10.37(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Gail Graham.
10.38(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and James Heffernan.
10.39(21)**	Restricted Unit Agreement, dated as of December 6, 2007, between the Registrant and Peter Roy.
10.40(22)	Fifth Amendment to Amended and Restated Loan and Security Agreement as of June 4, 2008.
10.41(22)	Eighth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated June 4, 2008.
10.42(23)**	Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008.
10.43(23)**	Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008. (Included within Exhibit 10.47)
10.44(23)**	Form of Performance Unit Agreement under the 2004 Equity Incentive Plan.
10.45(24)**	Performance Unit Agreement between Steven L. Spinner and the Registrant, effective November 5, 2008.
10.46(25)	Form Indemnification Agreement for Directors and Officers.
10.47(27)**	Amendment to the 2004 Equity Incentive Plan.
10.48(28)	Amendment to Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated September 16, 2008 to include application of Incentive Compensation Recoupment Policy of UNFI.
10.49(28)	Lease between ProLogis, and the Registrant, dated September 30, 2009.
10.50(29)	Lease between Valley Centre I, L.L.C. and the Registrant, dated August 3, 1998.
10.51(29)	Lease between Metropolitan Life Insurance Company and the Registrant, dated July 31, 2001.
10.52(29)	Lease between FR York Property Holding, LP, and the Registrant, dated March 14, 2008.
10.53(29)	Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008.
10.54(29)	Amendment to Lease between Principal Life Insurance Company, and the Registrant, dated April 23, 2008.
10.55(29)	Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009.
10.56(32)	Sixth Amendment to Amended and Restated Loan and Security Agreement as of February 25, 2009.
10.57(32)	Ninth Amendment to Term Loan Agreement with Bank of America, N.A. as successor to Fleet Capital Corporation, dated February 25, 2009.
10.58(32)+	Amendment to Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective June 2, 2010.
10.59(32)**	Change in Control Agreement between the Registrant and each of Mark Shamber and Joseph J. Traficanti.

Exhibit No.	Description
10.60(32)**	Change in Control Agreement between the Registrant and each of Thomas Dziki, Sean Griffin, Thomas Grillea, Kurt Luttecke and David Matthews.
10.61(32)**	Severance Agreement between the Registrant and each of Michael Funk, Thomas Dziki, Sean Griffin, Thomas Grillea, Kurt Luttecke, David Matthews, Mark Shamber and Joseph J. Traficanti.
10.62(32)**	Form of Restricted Unit Award Agreement.
10.63(32)**	Form of Non-Statutory Stock Option Award Agreement.
10.64(33)**	Employment Separation Agreement and Release between the Registrant and Carl Koch III, dated September 23, 2010.
10.65(33)+	Amendment to Distribution Agreement between the Registrant and Whole Foods Distribution effective October 11, 2010.
10.66(34)**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan.
10.67(35)**	Fiscal 2011 Senior Management Cash Incentive Plan.
10.68(36)**	Form of Performance Share Agreement to United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan.
10.69** *	Form of Performance Share Award Agreement to United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan.
10.70** *	Form of Performance Unit Award Agreement to United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan.
10.71** *	Fiscal 2012 Senior Management Cash Incentive Plan.
10.72** *	Employment Separation Agreement and Release between the Registrant and John Stern, dated September 22, 2011.
10.73** *	United Natural Foods, Inc. Deferred Compensation Plan.
10.74** *	United Natural Foods, Inc. Deferred Stock Plan.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†*
The following materials from United Natural Foods, Inc. Annual Report on Form 10-K for the fiscal year ended July 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

†
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(26)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010.

(27)
Incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, Appendix B, filed on October 30, 2008.

(28)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009.

(29)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010.

(30)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 11, 2010.

(31)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 10, 2010.

(32)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010.

(33)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.

(34)
Incorporated by reference to the Registrant's Periodic Report on Form 8-K, filed on December 21, 2010.

(35)
Incorporated by reference to the Registrant's Periodic Report on Form 8-K, filed on November 5, 2010.

(36)
Incorporated by reference to the Registrant's Periodic Report on Form 8-K, filed on March 18, 2011.