Form 10-Q
period 2011-10-29
UNITED NATURAL FOODS INC
filed 2011-12-08
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of November 30, 2011 there were 48,753,913 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	October 29,	July 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$17,016	$16,867
Accounts receivable, net of allowance of $5,261 and $4,545, respectively	309,541	257,482
Notes receivable, trade, net of allowance of $72 and $72, respectively	3,309	2,826
Inventories	649,026	514,506
Assets held for sale	2,557	—
Prepaid expenses and other current assets	27,319	30,788
Deferred income taxes	21,884	22,023
Total current assets	1,030,652	844,492

Property & equipment, net	281,573	285,151

Other assets:
Goodwill	193,836	191,943
Intangible assets, net of accumulated amortization of $9,275 and $8,143, respectively	54,132	58,336
Notes receivable, trade, net of allowance of $1,537 and $1,237, respectively	1,890	2,148
Other assets	18,514	18,918
Total assets	$1,580,597	$1,400,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,408	$217,074
Notes payable	185,460	115,000
Accrued expenses and other current liabilities	92,780	83,900
Current portion of long-term debt	46,272	47,447
Total current liabilities	624,920	463,421

Long-term debt, excluding current portion	900	986
Deferred income taxes	38,539	38,551
Other long-term liabilities	29,047	28,363
Total liabilities	693,406	531,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,770 issued and 48,753 outstanding shares at October 29, 2011; 48,520 issued and 48,493 outstanding shares at July 30, 2011	488	485
Additional paid-in capital	349,693	345,036
Treasury stock	(451)	(708)
Unallocated shares of Employee Stock Ownership Plan	(462)	(542)
Accumulated other comprehensive income	2,232	4,862
Retained earnings	535,691	520,534
Total stockholders’ equity	887,191	869,667
Total liabilities and stockholders’ equity	$1,580,597	$1,400,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended
	October 29,	October 30,
	2011	2010

Net sales	$1,217,428	$1,052,967
Cost of sales	1,000,315	860,635
Gross profit	217,113	192,332

Operating expenses	185,713	162,676
Restructuring and asset impairment expenses	5,345	—
Total operating expenses	191,058	162,676

Operating income	26,055	29,656

Other expense (income):
Interest expense	1,073	1,386
Interest income	(170)	(208)
Other, net	141	(53)
Total other expense (income)	1,044	1,125

Income before income taxes	25,011	28,531
Provision for income taxes	9,854	11,127
Net income	$15,157	$17,404

Basic per share data:
Net income	$0.31	$0.39

Weighted average basic shares of common stock outstanding	48,594	44,771

Diluted per share data:
Net income	$0.31	$0.39

Weighted average diluted shares of common stock outstanding	48,889	45,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	Income	Earnings	Equity
Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667
Allocation of shares to ESOP						80			80

Stock option exercises and restricted stock vestings, net	250	3	(10)	257	292				552

Share-based compensation					3,910				3,910

Excess tax benefits associated with stock compensation plans					455				455

Change in fair value of swap agreements, net of tax							199		199

Foreign currency translation							(2,829)		(2,829)

Net income								15,157	15,157

Total comprehensive income									12,527
Balances at October 29, 2011	48,770	$488	17	$(451)	$349,693	$(462)	$2,232	$535,691	$887,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	October 29,	October 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,157	$17,404
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,592	8,355
Share-based compensation	3,910	2,657
Gain on disposals of property and equipment	(258)	(20)
Excess tax benefits from share-based payment arrangements	(455)	(301)
Provision for doubtful accounts	1,296	216
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(54,108)	(36,802)
Inventories	(135,363)	(90,060)
Prepaid expenses and other assets	3,739	3,240
Notes receivable, trade	(225)	(1,131)
Accounts payable	52,539	50,598
Accrued expenses and other liabilities	10,713	12,940
Net cash used in operating activities	(93,463)	(32,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,801)	(7,549)
Purchases of acquired businesses, net of cash acquired	(31)	(21,842)
Proceeds from disposals of property and equipment	277	20
Net cash used in investing activities	(7,555)	(29,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	—	138,305
Repayments of long-term debt	(1,261)	(1,257)
Net borrowings (repayments) under notes payable	70,460	(96,425)
Increase in bank overdraft	31,029	18,326
Proceeds from exercise of stock options	1,756	1,910
Payment of employee restricted stock tax withholdings	(1,203)	(1,966)
Excess tax benefits from share-based payment arrangements	455	301
Net cash provided by financing activities	101,236	59,194
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69)	(15)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	(3,096)
Cash and cash equivalents at beginning of period	16,867	13,802
Cash and cash equivalents at end of period	$17,016	$10,706

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$1,056	$1,259
Income taxes paid, net of refunds	$3,716	$2,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2011 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $69.9 million and $59.7 million for the three months ended October 29, 2011 and October 30, 2010, respectively.

2.                                       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”).  ASU 2011-04 provides a consistent definition of fair value and seeks to ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material effect on the disclosures that accompany the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the company believes, based on qualitative factors, it is more likely than not that the reporting unit’s or indefinite lived intangible asset’s fair value is less than the carrying value. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company adopted ASU 2011-08 effective July 31, 2011, which did not have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires that employers provide additional annual quantitative and qualitative disclosures on multi-employer pension plans including information on the plan name, employer’s contributions to the plan, the financial health of the plan including funding status, and the nature of employer commitments to the plan.  ASU 2011-09 is effective for annual periods for fiscal years that end after December 15, 2011, with early adoption allowed. The adoption of ASU 2011-09 is not expected to have a material effect on the Company’s annual consolidated financial statements.

3.                                       ACQUISITIONS

During the first quarter of fiscal 2012, the Company finalized its valuation of the customer relationship intangible asset related to the first quarter fiscal 2011 acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”).  The Company, within its wholesale segment, (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution facility.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products by and between the Company and Whole Foods Market, as amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain and Southwest Regions.  It is impracticable for the Company to provide complete financial results for this business since it was absorbed by the operations of the Company’s broadline distribution business and the Company does not record the expenses for this business separately from the rest of the broadline distribution business. The amount of incremental net sales resulting from expanded distribution associated with the transaction totaled approximately $25.4 million for the three months ended October 29, 2011 compared to the three months ended October 30, 2010.  For the three months ended October 30, 2010 compared to the three months ended October 31, 2009, the net sales resulting from the approximately one month of expanded distribution associated with the transaction during the period totaled approximately $14.7 million.

During the three months ended October 29, 2011, the Company recorded an increase of less than $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009.  The acquisition of assets of a third branded product company during fiscal 2009 requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date of November 2008.  These earn-outs are based on tiers of net sales for the trailing twelve months, and no such amounts were earned or paid during the three months ended October 29, 2011.  During the three months ended October 30, 2010, the Company recorded an increase of less than $0.1 million in recognition of ongoing contingent consideration payments for these same agreements.

During the first quarter of fiscal 2011, the Company recorded certain adjustments to the amounts recorded during the fourth quarter of fiscal 2010 related to UNFI Canada’s acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group (“SDG”) business of SunOpta Inc. (the “SDG assets”) during June 2010.  These adjustments included an unfavorable lease liability of $0.7 million recorded within other liabilities based on updated valuation information, and an adjustment of $0.3 million to reduce the amount receivable related to the working capital adjustment, which increased goodwill by a total of $1.0 million. After the fourth quarter of fiscal 2011, no further changes are expected to be made to the original opening amounts recorded in the financial statements related to this acquisition.  Net sales resulting from the acquisition of the SDG assets totaled $44.7 million for the three months ended October 30, 2010.  Total assets of UNFI Canada were approximately $90.6 million as of October 29, 2011.

4.                                       RESTRUCTURING ACTIVITIES AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”), a leading national distributor of non-food products and general merchandise, to divest the Company’s conventional non-foods and general merchandise lines of business. The conventional non-foods and general merchandise lines of business, which the Company acquired as part of its fiscal 2008 acquisition of Distribution Holdings, Inc.,  included cosmetics, seasonal products, conventional health and beauty products and hard goods.  The divestiture will allow the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products. In connection with the divestiture, the Company has ceased operations at its Harrison, Arkansas facility in the first quarter of fiscal 2012 and transferred all organic and natural specialty food product inventory from the facility into the Company’s other distribution centers across the United States.

During the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million related to the divestiture. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 for other non-recurring charges to transition the specialty food line of business into the Company’s other facilities.

During the three months ended October 29, 2011, the Company recognized $5.3 million in severance and other expenses related to the completion of the divestiture.  Upon the closure of the Harrison, Arkansas facility, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale.

5.                                       EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended
(In thousands)	October 29, 2011	October 30, 2010

Basic weighted average shares outstanding	48,594	44,771

Net effect of dilutive stock awards based upon the treasury stock method	295	330

Diluted weighted average shares outstanding	48,889	45,101

There were 78,627 and 303,847 anti-dilutive share-based payment awards outstanding for the three months ended October 29, 2011 and October 30, 2010, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.                                       FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification 815, Derivatives and Hedging  (“ASC 815”). LIBOR was 0.25% as of both October 29, 2011 and October 30, 2010.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at October 29, 2011 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other current liabilities.  The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the cash flows being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2012, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2012.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the three months ended October 30, 2010, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2011 and which also qualified for the “normal purchase” exception under ASC 815, and therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at October 29, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$931	—
Total	—	$931	—

	Fair Value at July 30, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$1,259	—
Total	—	$1,259	—

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

	October 29, 2011		July 30, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$47,172	$47,203	$48,433	$48,424

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

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended October 29, 2011:
Net sales	$1,203,082	$42,468	$(28,122)		$1,217,428
Operating income (loss)	38,403	(10,748)	(1,600)		26,055
Interest expense				$1,073	1,073
Interest income				(170)	(170)
Other, net				141	141
Income before income taxes					25,011
Depreciation and amortization	9,186	406			9,592
Capital expenditures	7,507	294			7,801
Goodwill	176,505	17,331			193,836
Total assets	1,443,440	150,877	(13,720)		1,580,597

Three months ended October 30, 2010:
Net sales	$1,039,775	$44,373	$(31,181)		$1,052,967
Operating income (loss)	38,842	(8,472)	(714)		29,656
Interest expense				$1,386	1,386
Interest income				(208)	(208)
Other, net				(53)	(53)
Income before income taxes					28,531
Depreciation and amortization	7,642	713			8,355
Capital expenditures	7,245	304			7,549
Goodwill	171,479	17,331			188,810
Total assets	1,267,577	137,882	(11,797)		1,393,662

8.                                       SECONDARY COMMON STOCK OFFERING

During the first quarter of fiscal 2011, the Company completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as the Company financed its purchase of the SDG assets with borrowings under the Company’s revolving credit facility.  The Company utilized a portion of the additional borrowing capacity under its revolving credit facility resulting from the common stock offering to fund its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution.

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

•                  our sensitivity to general economic conditions, including the current economic environment;

•                  changes in disposable income levels and consumer spending trends;

•                  our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on these sales;

•                  our ability to timely and successfully deploy our new warehouse management system throughout our distribution facilities;

•                  increased fuel costs;

•                  our sensitivity to inflationary pressures.

•                  the relatively low margins and economic sensitivity of our business;

•                  the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and related product distributors; and

•                  management’s allocation of capital and the timing of capital expenditures.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 and any cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect on our business, results of operation and financial condition.

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

Our operations are comprised of three principal operating divisions. These operating divisions are:

•                  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert’s, which is a leading distributor within the United States of organically grown produce and perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which was launched in our Lancaster, Texas facility in September 2010 and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate by increased sales to the conventional supermarket and supernatural channels.

The first quarter of fiscal 2012 was a pivotal period for us.  We prepared for the holiday season, and invested more than $135 million in inventory compared to the end of fiscal 2011.  We completed the divestiture of our conventional non-food and general merchandise lines of business that began in the fourth quarter of fiscal 2011.  In connection with the divestiture, we moved the remaining specialty food inventory from our Harrison, Arkansas facility to other distribution centers across the United States, and closed the Harrison, Arkansas facility.  Lastly, we were successful in bringing onboard the single largest national customer at one time in our history.  Each of these significant events impacted our financial results for the quarter ended October 29, 2011.

Inflation also impacted our financial results for the quarter ended October 29, 2011, as it has continued to increase.  We believe though that based on the recent trend that levels are stabilizing near 4%.  Moderate levels of inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain.  We believe the current trend of moderate inflation will continue over the next 12 to 24 months.

We have been the primary distributor to Whole Foods Market for more than 13 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.  On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 36% and 35% of our net sales for the three months ended October 29, 2011 and October 30, 2010, respectively.

In June 2010, UNFI Canada acquired the SDG assets for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. We believe this strategic acquisition provides us with an immediate platform for growth in the Canadian market.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business segments and established immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into our broadline distribution centers across the country.  Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets during fiscal 2010 and 2011 that previously had not done business with us because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we have agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to this business. This divestiture will allow us to concentrate on our core business of the distribution of natural, organic, and specialty foods and products.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.6 million square feet. In September 2010, we began shipping products from our new facility in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a facility in Aurora, Colorado, augmenting our existing Aurora, Colorado facility, which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission (“SEC”) has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended July 30, 2011, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.   For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 29,	October 30,
	2011	2010

Net sales	100.0%	100.0%
Cost of sales	82.2%	81.7%
Gross profit	17.8%	18.3%

Total operating expenses	15.7%	15.5%

Operating income	2.1%	2.8%

Other expense (income):
Interest expense	0.1%	0.1%
Interest income	0.0%	0.0%
Other, net	0.0%	0.0%
Total other expense	0.1%	0.1%

Income before income taxes	2.1%*	2.7%

Provision for income taxes	0.8%	1.1%

Net income	1.2%*	1.7%*

* Total reflects rounding

Three Months Ended October 29, 2011 Compared To Three Months Ended October 30, 2010

Net Sales

Our net sales for the three months ended October 29, 2011 increased approximately 15.6%, or $164.5 million, to $1,217.4 million from $1,053.0 million for the three months ended October 30, 2010. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel.  Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $25.4 million in incremental net sales for the three months ended October 29, 2011 compared to the three months ended October 30, 2010 resulting from expanded distribution to Whole Foods Market following the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business during the first quarter of fiscal 2011.  Net sales also benefited from food price inflation of approximately 3.9% that we experienced in the quarter ended October 29, 2011 compared to price levels in the prior year quarter.

Our net sales by customer type for the three months ended October 29, 2011 and October 30, 2010 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	October 29, 2011	% of Net Sales	October 30, 2010	% of Net Sales
Independently owned natural products retailers	$443	36%	$403	38%
Supernatural chains	435	36%	368	35%
Conventional supermarkets	274	23%	233	22%
Other	65	5%	49	5%
Total	$1,217	100%	$1,053	100%

Net sales to our independent retailer channel increased by approximately $40 million, or 10% during the three months ended October 29, 2011 compared to the three months ended October 30, 2010. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended October 29, 2011 increased by approximately $67 million or 18% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 36% and 35% of our total net sales for the three months ended October 29, 2011 and October 30, 2010, respectively. The increase in sales to Whole Foods Market is primarily due to increases in same-store sales, new store openings as well as the impact of a full quarter of sales following our asset purchase and expanded distribution relationship to Whole Foods Market’s Southwest region which began in late September 2010, when our Lancaster, Texas facility began shipping products, and Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the three months ended October 29, 2011 increased by approximately $41 million, or 18% from the three months ended October 30, 2010, and represented approximately 23% of total net sales in the three months ended October 29, 2011 compared to 22% in the three months ended October 30, 2010. The increase in net sales to conventional supermarkets is primarily due to a large customer we began servicing in the third quarter of fiscal 2011 and our newest national customer we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $16 million, or 33% during the three months ended October 29, 2011 compared to the three months ended October 30, 2010, and accounted for approximately 5% of total net sales for both the three months ended October 29, 2011 and October 30, 2010.

We expect net sales for fiscal 2012 to further grow over fiscal 2011. We believe that projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation will contribute to our projected net sales growth in fiscal 2012.  We believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers continue to seek a single source for their natural, organic and specialty products. We also believe that this integration will continue to allow us to pursue a broader array of customers.

Gross Profit

Our gross profit increased approximately 12.9%, or $24.8 million, to $217.1 million for the three months ended October 29, 2011, from $192.3 million for the three months ended October 30, 2010. Our gross profit as a percentage of net sales was 17.8% for the three months ended October 29, 2011 and 18.3% for the three months ended October 30, 2010. The change in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as $1.0 million of inventory write-offs for products in certain categories related to improper storage and the impact of our decision to move inbound freight at our own cost to ensure high levels of service as our customers prepared for the holidays.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the three months ended October 29, 2011 approximately 66%, or $109 million of our $164 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 58% of our total net sales in the three months ended October 29, 2011 were to the conventional supermarket and supernatural channels compared to approximately 57% in the three months ended October 30, 2010. This change in sales mix resulted in lower gross profits as a percentage of sales during the three months ended October 29, 2011. We anticipate that net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent channel.

Operating Expenses

Our total operating expenses increased approximately 17.4%, or $28.4 million, to $191.1 million for the three months ended October 29, 2011, from $162.7 million for the three months ended October 30, 2010. The increase in total operating expenses for the three months ended October 29, 2011 was primarily due to higher sales volume, as well as approximately $5.3 million in severance and other costs related to the previously announced divestiture of our conventional non-food and general merchandise lines of business and approximately $1.6 million in start-up expenses incurred in connection with onboarding our newest national customer.  In addition, we recorded approximately $0.3 million for severance payments for a former executive, and our bad debt expense for the three months ended October 29, 2011 included $0.6 million associated with a bankruptcy filing by one of our customers.

Total operating expenses for the three months ended October 29, 2011 include share-based compensation expense of $3.9 million, compared to $2.7 million in the three months ended October 30, 2010.  Share-based compensation expense was higher during the three months ended October 29, 2011 primarily due to a lower than expected forfeiture rate on restricted stock units that vested during the first quarter of fiscal 2012, as well as expense recognized for new two-year performance-based equity awards for our senior executives. Under the requirements in accounting for share-based compensation, we were required to record additional expense as our actual forfeiture rate was lower than estimated.

As a percentage of net sales, total operating expenses increased to approximately 15.7% for the three months ended October 29, 2011, from approximately 15.4% for the three months ended October 30, 2010. The primary drivers for this increase in total operating expenses as a percentage of net sales are the expenses incurred in connection with the divestiture of our conventional non-food and general merchandise lines of business and our new customer onboarding of 57 basis points.  We were able to reduce a portion of the negative impact of rising fuel prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in September 2010, has helped to further reduce our fuel costs as a percentage of net sales as we have been able to reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were formerly served primarily from our facility in Denver, Colorado. We expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system which was launched in the new Lancaster, Texas facility in the first quarter of fiscal 2011, and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.

Operating Income

Operating income decreased approximately 12.1%, or $3.6 million, to $26.1 million for the three months ended October 29, 2011, from $29.7 million for the three months ended October 30, 2010. As a percentage of net sales, operating income was 2.1% for the three months ended October 29, 2011 compared to 2.8% for the three months ended October 30, 2010. The decrease in operating income is primarily attributable to the divestiture expenses and onboarding expenses discussed above, as well as increased share-based compensation expense together with the decrease in gross profit as a percentage of net sales, which has not yet been fully offset by expected lower operating expenses as we continue to implement our national warehouse management and procurement system.

We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expanded distribution relationship with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure.

Other Expense (Income)

Other expense (income) decreased $0.1 million to $1.0 million for the three months ended October 29, 2011, from $1.1 million for the three months ended October 30, 2010. Interest expense was $1.1 million for the three months ended October 29, 2011 compared to $1.4 million for the three months ended October 30, 2010. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth quarter of fiscal 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions. Interest income for the three months ended October 29, 2011 and October 30, 2010 was $0.2 million.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 39.0% for the three months ended October 29, 2011 and October 30, 2010, respectively. The effective income tax rate for the three months ended October 29, 2011 is in-line with our effective rate for the 2011 fiscal year.  Our effective income tax rate in both fiscal periods was affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income decreased $2.2 million to $15.2 million, or $0.31 per diluted share, for the three months ended October 29, 2011, compared to $17.4 million, or $0.39 per diluted share, for the three months ended October 30, 2010.

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

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We plan to assess our existing revolving credit facility and our financing needs once the facility draws closer to its November 2012 maturity date.  We expect to generate an average of $75 million to $110 million in cash flow from operations per year for the 2012 and 2013 fiscal years. We intend to continue to utilize this cash generated from operations to fund working capital and capital expenditure needs, and pay down our debt levels. We believe that our capital requirements for fiscal 2012 will be between $47 and $52 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition.

We are a party to a $400 million revolving credit facility, which also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of October 29, 2011, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of October 29, 2011, we had $185.5 million outstanding under our revolving credit facility, $21.7 million in letter of credit commitments and $1.3 million in reserves which reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $191.6 million as of October 29, 2011.

We are a party to a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule, maturing on July 28, 2012. Interest on the term loan accrues at one-month LIBOR plus 1.00%. As of October 29, 2011, $45.9 million was outstanding under the term loan agreement.

The revolving credit facility and our term loan agreement, as amended, each require us to maintain a minimum fixed charge coverage ratio (as defined in the applicable agreement) of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the three months ended October 29, 2011.

We are a party to an interest rate swap agreement entered into in July 2005, which expires in July 2012 concurrent with the maturity of our term loan. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $45.9 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.25% as of October 29, 2011. The swap agreement qualifies as an “effective” hedge under ASC 815.

Net cash used in operations was $93.5 million for the three months ended October 29, 2011, an increase of $60.6 million from the $32.9 million used in operations for the three months ended October 30, 2010. The primary reasons for the increase of net cash used in operations for the three months ended October 29, 2011 were an increase in inventories of $135.4 million due to our sales growth during the year, inventory build-up for the holiday season and our new national customer, and an increase in accounts receivable of $54.1 million, partially offset by an increase in accounts payable of $52.5 million and net income of $15.2 million. Net cash used in operations for the three months ended October 30, 2010 was primarily the result of an increase in inventories of $90.1 million and an increase in accounts receivable of $36.8 million, partially offset by an increase in accounts payable of $50.6 million and net income of $17.4 million. Days in inventory increased to 53 days at October 29, 2011 compared to 51 days at July 30, 2011, as part of the normal inventory build that occurs each year leading up to the holidays as well as initial purchases to support our newest national customer. Days sales outstanding remained at 22 days at October 29, 2011, the same level as of July 30, 2011. Working capital increased by $24.7 million, or 6.5%, to $405.7 million at October 29, 2011, compared to working capital of $381.1 million at July 30, 2011.

Net cash used in investing activities decreased $21.8 million to $7.6 million for the three months ended October 29, 2011, compared to $29.4 million for the three months ended October 30, 2010. The decrease from the fiscal three months ended October 30, 2010 was primarily due to the asset purchase agreement with Whole Foods Distribution related to the purchase of the certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions as noted above.

Net cash provided by financing activities was $101.2 million for the three months ended October 29, 2011, primarily due to borrowings on notes payable of $70.5 million and increases in bank overdrafts of $31.0 million. Net cash provided by financing activities was $59.2 million for the three months ended October 30, 2010, primarily due to the issuance of common stock of $138.3 million, partially offset by repayments on notes payable of $96.4 million.

On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No other purchases were made, and the authorization to repurchase has expired. The Company, in an effort to reduce the treasury share balance, determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. A total of 9,772 shares were issued from treasury during the three months ended October 29, 2011.

From time-to-time, we enter into fixed price fuel supply agreements. As of October 29, 2011, we had entered into agreements which require us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. As of October 30, 2010, we had entered into agreements which required us to purchase a total of approximately 2.8 million gallons of diesel fuel at prices ranging from $2.87 to $3.53 (including taxes) per gallon for the period August 2010 through July 2011. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended October 29, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 6 to the condensed consolidated financial statements, we use an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt.  In addition, from time to time we use commodity swap agreements to hedge a portion of our expected diesel fuel usage, or fixed price purchase contracts. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2011.

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

(b)                     Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by the Company during the three months ended October 29, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. †

*                                         Filed herewith.

†                                          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Dated:  December 08, 2011