Form 10-Q
period 2012-01-28
UNITED NATURAL FOODS INC
filed 2012-03-08
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2012

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

As of February 28, 2012 there were 48,840,154 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	January 28,	July 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,736	$16,867
Accounts receivable, net of allowance of $5,684 and $4,545, respectively	322,818	257,116
Inventories	595,429	514,506
Assets held for sale	2,557	—
Prepaid expenses and other current assets	29,755	33,980
Deferred income taxes	21,757	22,023
Total current assets	999,052	844,492

Property & equipment, net	277,733	285,151

Other assets:
Goodwill	193,576	191,943
Intangible assets, net of accumulated amortization of $8,915 and $8,143, respectively	55,237	58,336
Other assets	21,225	21,066
Total assets	$1,546,823	$1,400,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,534	$217,074
Notes payable	190,000	115,000
Accrued expenses and other current liabilities	90,059	83,900
Current portion of long-term debt	45,098	47,447
Total current liabilities	565,691	463,421

Long-term debt, excluding current portion	813	986
Deferred income taxes	38,535	38,551
Other long-term liabilities	30,048	28,363
Total liabilities	635,087	531,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,822 issued and 48,805 outstanding shares at January 28, 2012; 48,520 issued and 48,493 outstanding shares at July 30, 2011	488	485
Additional paid-in capital	352,765	345,036
Treasury stock	(451)	(708)
Unallocated shares of Employee Stock Ownership Plan	(421)	(542)
Accumulated other comprehensive income	1,653	4,862
Retained earnings	557,702	520,534
Total stockholders’ equity	911,736	869,667
Total liabilities and stockholders’ equity	$1,546,823	$1,400,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales	$1,286,910	$1,114,449	$2,504,338	$2,167,416
Cost of sales	1,063,763	915,817	2,064,078	1,776,452
Gross profit	223,147	198,632	440,260	390,964

Operating expenses	185,760	166,890	371,473	329,366
Restructuring and asset impairment expenses (recoveries)	(126)	—	5,219	200
Total operating expenses	185,634	166,890	376,692	329,566

Operating income	37,513	31,742	63,568	61,398

Other expense (income):
Interest expense	1,382	1,298	2,455	2,684
Interest income	(219)	(57)	(389)	(265)
Other, net	27	(202)	168	(255)
Total other expense	1,190	1,039	2,234	2,164

Income before income taxes	36,323	30,703	61,334	59,234
Provision for income taxes	14,312	11,974	24,166	23,101
Net income	$22,011	$18,729	$37,168	$36,133

Basic per share data:
Net income	$0.45	$0.39	$0.76	$0.78

Weighted average basic shares of common stock outstanding	48,774	48,232	48,665	46,508

Diluted per share data:
Net income	$0.45	$0.39	$0.76	$0.77

Weighted average diluted shares of common stock outstanding	49,019	48,538	48,933	46,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	Income (Loss)	Earnings	Equity
Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667
Allocation of shares to ESOP						121			121

Stock option exercises and restricted stock vestings, net	302	3	(10)	257	855				1,115

Share-based compensation					6,433				6,433

Excess tax benefits associated with stock compensation plans					441				441

Change in fair value of swap agreements, net of tax							388		388

Foreign currency translation							(3,597)		(3,597)

Net income								37,168	37,168

Total comprehensive income									33,959
Balances at January 28, 2012	48,822	$488	17	$(451)	$352,765	$(421)	$1,653	$557,702	$911,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	January 28,	January 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,168	$36,133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,190	17,242
Share-based compensation	6,433	4,833
Excess tax benefits from share-based payment arrangements	(441)	(795)
Provision for doubtful accounts	1,832	1,031
Gain on disposals of property and equipment	(306)	(44)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(67,522)	(42,872)
Inventories	(79,545)	(76,422)
Prepaid expenses and other assets	5,066	(171)
Notes receivable, trade	(1,788)	(1,097)
Accounts payable	14,203	12,337
Accrued expenses and other liabilities	7,905	(1,891)
Net cash used in operating activities	(57,805)	(51,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,922)	(14,267)
Purchases of acquired businesses, net of cash acquired	(2,450)	(21,911)
Proceeds from disposals of property and equipment	325	63
Net cash used in investing activities	(15,047)	(36,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	—	138,301
Repayments of long-term debt	(2,522)	(2,515)
Net borrowings (repayments) under notes payable	75,000	(57,570)
Increase in bank overdraft	8,851	9,744
Proceeds from exercise of stock options	2,508	5,114
Payment of employee restricted stock tax withholdings	(1,392)	(2,540)
Excess tax benefits from share-based payment arrangements	441	795
Net cash provided by financing activities	82,886	91,329
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(165)	(16)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,869	3,482
Cash and cash equivalents at beginning of period	16,867	13,802
Cash and cash equivalents at end of period	$26,736	$17,284

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,423	$2,408
Income taxes paid, net of refunds	$18,023	$15,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2012 (Unaudited)

1.             SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

United Natural Foods, Inc. (the “Company”) is a leading national distributor and retailer of natural, organic and specialty foods and non-food products in the United States and Canada.

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $74.2 million and $66.6 million for the three months ended January 28, 2012 and January 29, 2011, respectively.  For the six months ended January 28, 2012 and January 29, 2011, these outbound shipping and handling costs totaled $144.0 million and $129.3 million respectively.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”).  ASU 2011-04 provides a consistent definition of fair value and seeks to ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Early adoption by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 impacts the presentation of the financial statements and is not expected to have a material effect on the results of operations, financial position or disclosures that accompany the Company’s consolidated financial statements.

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

3.             ACQUISITIONS

During the first quarter of fiscal 2012, the Company finalized its valuation of the customer relationship intangible asset related to the first quarter fiscal 2011 acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”).  The Company, within its wholesale segment, (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution facilities; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution facility; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution facility; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution facility.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products by and between the Company and Whole Foods Market, as amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain and Southwest Regions.  It is impracticable for the Company to provide complete financial results for this business since it was absorbed by the operations of the Company’s broadline distribution business and the Company does not record the expenses for this business separately from the rest of the broadline distribution business. The amount of incremental net sales resulting from expanded distribution associated with the transaction totaled approximately $25.4 million for the six months ended January 28, 2012 compared to the six months ended January 29, 2011.  The amount of incremental net sales for the three months ended January 29, 2011 compared to the three months ended January 30, 2010 was approximately $40.4 million, however there was no incremental net sales impact for the three months ended January 28, 2012 compared to the three months January 29, 2011 as the expanded distribution was effective for both periods.

During the second quarter of fiscal 2012, through our wholly-owned subsidiary, UNFI Canada, Inc. (“UNFI Canada”), the Company acquired substantially all the assets of a private specialty food distribution business located in Ontario, Canada.  Total cash consideration paid in connection with this acquisition was $2.6 million, subject to certain adjustments for working capital balances as set forth in the asset purchase agreement. In addition, the asset purchase agreement provides for potential earn-outs of up to $1.95 million from November 2011 through November 2014.  This acquisition was financed through borrowings under the Company’s existing revolving credit facility.  The fair value assigned to identifiable intangible assets acquired was determined by using an income approach. Identifiable intangible assets recorded based on the provisional valuation include customer lists of $1.6 million, which is being amortized on a straight-line basis over an estimated useful life of approximately 9.7 years. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance.  The Company is still completing the final valuation of the acquired intangibles, as well as final settlement of the working capital adjustment, and therefore the Company’s estimates and assumptions are subject to change within the measurement period. Acquisition costs related to this purchase are insignificant, and have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income.  Net sales resulting from the acquisition have been included in our results since November 15, 2011 and the increase in total assets related to this acquisition were included in total assets as of January 28, 2012, which in each case were not significant compared to the Company’s consolidated amounts.

During the six months ended January 28, 2012, the Company recorded an increase of approximately $0.1 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009.  The acquisition of assets of a third branded product company during fiscal 2009 requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date of November 2008.  These earn-outs are based on tiers of net sales for the trailing twelve months, and no such amounts were earned or paid during the six months ended January 28, 2012.  During the six months ended January 29, 2011, the Company recorded an increase of less than $0.1 million in recognition of ongoing contingent consideration payments for these same agreements.

4.             RESTRUCTURING ACTIVITIES AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”), a leading national distributor of non-food products and general merchandise, to divest the Company’s conventional non-foods and general merchandise lines of business. The conventional non-foods and general merchandise lines of business, which the Company acquired as part of its fiscal 2008 acquisition of Distribution Holdings, Inc., included cosmetics, seasonal products, conventional health and beauty products and hard goods.  The divestiture has allowed the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products. In connection with the divestiture, the Company ceased operations at its Harrison, Arkansas facility during the first quarter of fiscal 2012 and transferred all organic and natural specialty food product inventory from that facility into the Company’s other distribution centers across the United States.

During the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million related to the divestiture. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 for other non-recurring charges to transition the specialty food line of business into the Company’s other facilities. Upon the closure of the Harrison, Arkansas facility during the first quarter of fiscal 2012, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale.  During the first quarter of fiscal 2012, the Company recognized $5.3 million in severance and other expenses related to the completion of the divestiture, which was subsequently reduced by approximately $0.1 million during the second quarter of fiscal 2012 based on lower than expected severance expenses.

5.             EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended
(In thousands)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Basic weighted average shares outstanding	48,774	48,232	48,665	46,508

Net effect of dilutive stock awards based upon the treasury stock method	245	306	268	311

Diluted weighted average shares outstanding	49,019	48,538	48,933	46,819

There were 168,392 and 113,510 anti-dilutive share-based payment awards outstanding for the three months ended January 28, 2012 and January 29, 2011, respectively.  For the six months ended January 28, 2012 and January 29, 2011, there were 168,392 and 298,283 anti-dilutive stock awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.             FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). LIBOR was 0.27% and 0.26% as of January 28, 2012 and January 29, 2011, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at January 28, 2012 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other current liabilities.  The related gains or losses on this contract are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the cash flows being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2012, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2012.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the six months ended January 29, 2011, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2011 and which also qualified for the “normal purchase” exception under ASC 815, and therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at January 28, 2012
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$620	—
Total	—	$620	—

	Fair Value at July 30, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$1,259	—
Total	—	$1,259	—

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

	July 28, 2012		July 30, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$45,911	$45,941	$48,433	$48,424

7.             BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other”. “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, information technology, corporate finance (including professional services), governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased. These unallocated corporate expenses are the primary driver behind the operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses”. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 28, 2012:
Net sales	$1,273,400	$34,987	$(21,477)		$1,286,910
Operating income (loss)	43,139	(6,589)	963		37,513
Interest expense				$1,382	1,382
Interest income				(219)	(219)
Other, net				27	27
Income before income taxes					36,323
Depreciation and amortization	9,190	408			9,598
Capital expenditures	4,479	642			5,121
Goodwill	176,245	17,331			193,576
Total assets	1,400,094	153,017	(6,288)		1,546,823

Three months ended January 29, 2011:
Net sales	$1,099,960	$39,233	$(24,744)		$1,114,449
Operating income (loss)	39,609	(7,698)	(169)		31,742
Interest expense				$1,298	1,298
Interest income				(57)	(57)
Other, net				(202)	(202)
Income before income taxes					30,703
Depreciation and amortization	8,188	699			8,887
Capital expenditures	6,010	708			6,718
Goodwill	172,066	17,331			189,397
Total assets	1,262,797	140,265	(8,395)		1,394,667

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended January 28, 2012:
Net sales	$2,476,482	$77,455	$(49,599)		$2,504,338
Operating income (loss)	81,541	(17,336)	(637)		63,568
Interest expense				$2,455	2,455
Interest income				(389)	(389)
Other, net				168	168
Income before income taxes					61,334
Depreciation and amortization	18,375	815			19,190
Capital expenditures	11,986	936			12,922
Goodwill	176,245	17,331			193,576
Total assets	1,400,094	153,017	(6,288)		1,546,823

Six months ended January 29, 2011:
Net sales	$2,139,735	$83,606	$(55,925)		$2,167,416
Operating income (loss)	78,449	(16,168)	(883)		61,398
Interest expense				$2,684	2,684
Interest income				(265)	(265)
Other, net				(255)	(255)
Income before income taxes					59,234
Depreciation and amortization	15,830	1,412			17,242
Capital expenditures	13,255	1,012			14,267
Goodwill	172,066	17,331			189,397
Total assets	1,262,797	140,265	(8,395)		1,394,667

8.             SECONDARY COMMON STOCK OFFERING

During the first quarter of fiscal 2011, the Company completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of the Company’s outstanding borrowings under its revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as the Company financed its purchase of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta, Inc. (the “SDG assets”) with borrowings under the Company’s revolving credit facility.  The Company utilized a portion of the additional borrowing capacity under its revolving credit facility resulting from the common stock offering to fund its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural, organic and specialty products distributors; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which was launched in our Lancaster, Texas facility in September 2010 and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect to generate by increased sales to the conventional supermarket and supernatural channels.

The first half of fiscal 2012 has been a pivotal period for us.  We completed the divestiture of our conventional non-food and general merchandise lines of business that began in the fourth quarter of fiscal 2011.  In connection with the divestiture, we moved the remaining specialty food inventory from our Harrison, Arkansas facility to other distribution centers across the United States, and closed the Harrison, Arkansas facility.  We were also successful in bringing onboard the single largest national customer at one time in our history.  Each of these significant events impacted our financial results for the six months ended January 28, 2012.

Inflation also impacted our financial results for the first half of fiscal 2012, as it continued to increase five of the first six months of the fiscal year.  We believe though that based on the recent trend that levels are stabilizing near 4%.  Moderate levels of inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain.  We believe the current trend of moderate inflation will continue over the next 12 to 24 months.

We have been the primary distributor to Whole Foods Market for more than 13 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.  On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 37% of our net sales for each of the three months ended January 28, 2012 and January 29, 2011, and approximately 36% of our net sales for each of the six months then ended.

In June 2010, UNFI Canada acquired the SDG assets for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. In the first six months of fiscal 2012, we have utilized our UNFI Canada platform to further expand in the Canadian market with our recent acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business segments and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into our broadline distribution centers across the United States and Canada.  Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets since fiscal 2010 that previously had not done business with us because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to this business.  This divestiture was completed in the first quarter of fiscal 2012 and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and products.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.7%	82.2%	82.4%	82.0%
Gross profit	17.3%	17.8%	17.6%	18.0%

Operating expenses	14.4%	15.0%	14.8%	15.2%
Restructuring and asset impairment expenses	0.0%	0.0%	0.2%	0.0%
Total operating expenses	14.4%	15.0%	15.0%	15.2%

Operating income	2.9%	2.9%*	2.5%*	2.8%

Other expense (income):
Interest expense	0.1%	0.1%	0.1%	0.1%
Interest income	0.0%	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.1%	0.1%	0.1%	0.1%

Income before income taxes	2.8%	2.8%	2.5%*	2.7%

Provision for income taxes	1.1%	1.1%	1.0%	1.1%

Net income	1.7%	1.7%	1.5%	1.7%*

* Total reflects rounding

Three Months Ended January 28, 2012 Compared To Three Months Ended January 29, 2011

Net Sales

Our net sales for the three months ended January 28, 2012 increased approximately 15.5%, or $172.5 million, to $1.29 billion, from $1.11 billion for the three months ended January 29, 2011. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel due in part to the addition of our newest national customer.  Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and a broader selection of products, including specialty foods. Net sales also benefited from food price inflation of approximately 4.4% that we experienced in the quarter ended January 28, 2012 compared to price levels in the prior year comparable quarter.

Our net sales by customer type for the three months ended January 28, 2012 and January 29, 2011 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales
Independently owned natural products retailers	$438	34%	$405	36%
Supernatural chains	470	37%	417	37%
Conventional supermarkets	321	25%	243	22%
Other	58	4%	49	5%
Total	$1,287	100%	$1,114	100%

Net sales to our independent retailer channel increased by approximately $33 million, or 8% during the three months ended January 28, 2012 compared to the three months ended January 29, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended January 28, 2012 increased by approximately $53 million or 13% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 37% of our total net sales for each of the three months ended January 28, 2012 and January 29, 2011. The increase in sales to Whole Foods Market is primarily due to increases in same-store sales and new store openings.

Net sales to conventional supermarkets for the three months ended January 28, 2012 increased by approximately $78 million, or 32% from the three months ended January 29, 2011, and represented approximately 25% of total net sales in the three months ended January 28, 2012 compared to 22% in the three months ended January 29, 2011. The increase in net sales to conventional supermarkets is primarily due to a large customer that we began servicing in the third quarter of fiscal 2011 and the addition of our newest national customer which we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $8 million, or 17% during the three months ended January 28, 2012 compared to the three months ended January 29, 2011, and accounted for approximately 4% and 5% of total net sales for the three months ended January 28, 2012 and January 29, 2011, respectively.

We expect net sales for the remainder of fiscal 2012 to continue to grow over fiscal 2011. We believe that projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers continue to seek a single source for their natural, organic and specialty products. We also believe that this integration will continue to allow us to pursue a broader array of customers.  We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation will continue to contribute to our net sales growth in the remainder of fiscal 2012.

Gross Profit

Our gross profit increased approximately 12.3%, or $24.5 million, to $223.1 million for the three months ended January 28, 2012, from $198.6 million for the three months ended January 29, 2011. Our gross profit as a percentage of net sales was 17.3% for the three months ended January 28, 2012 and 17.8% for the three months ended January 29, 2011. The change in gross profit as a percentage of net sales is due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as approximately $1.7 million of inventory write-offs, primarily for products in certain perishable categories as we carried higher inventory levels to meet our service goals leading up to our holiday season.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the three months ended January 28, 2012 approximately 76%, or $131 million of our $172 million total net sales growth was from increased net sales in our conventional supermarket and supernatural channels. As a result, approximately 62% of our total net sales in the three months ended January 28, 2012 were to the conventional supermarket and supernatural channels compared to approximately 59% in the three months ended January 29, 2011. This change in sales mix resulted in lower gross profits as a percentage of sales during the three months ended January 28, 2012. We anticipate that net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent channel.

Operating Expenses

Our total operating expenses increased approximately 11.2%, or $18.7 million, to $185.6 million for the three months ended January 28, 2012, from $166.9 million for the three months ended January 29, 2011. The increase in total operating expenses for the three months ended January 28, 2012 was primarily due to higher sales volume.

Total operating expenses for the three months ended January 28, 2012 include share-based compensation expense of $2.5 million, compared to $2.2 million in the three months ended January 29, 2011.

As a percentage of net sales, total operating expenses decreased to approximately 14.4% for the three months ended January 28, 2012, from approximately 15.0% for the three months ended January 29, 2011. The primary drivers for this decrease in total operating expenses as a percentage of net sales are the efficiencies that we have gained from our labor management tools, centralization under our “one company” approach and the lower operating costs to serve our conventional supermarket and supernatural customers in relation to increased net sales in these channels.  We also were able to reduce a portion of the negative impact of rising fuel prices in the three months ended January 28, 2012 by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our new leased facility began servicing customers in September 2010, has helped to further reduce our fuel costs as a percentage of net sales as we have been able to reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were formerly served primarily from our facility in Denver, Colorado. We expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system which was launched in the new Lancaster, Texas facility in the first quarter of fiscal 2011, and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.

Operating Income

Operating income increased approximately 18.2%, or $5.8 million, to $37.5 million for the three months ended January 28, 2012, from $31.7 million for the three months ended January 29, 2011. As a percentage of net sales, operating income was 2.9% for each of the three months ended January 28, 2012 and January 29, 2011. The stability in operating income as a percentage of net sales is primarily attributable to the decrease in gross margin as a result of the change in our customer mix, offset by efficiencies within our operating structure during the quarter.  However, we continue to expect the decrease in gross profit as a percentage of net sales will not be fully offset by lower operating expenses in the short term as we continue to implement our national warehouse management and procurement system.

We anticipate net sales growth in our conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expanded distribution relationship with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure.

Other Expense (Income)

Other expense (income) increased $0.2 million to $1.2 million for the three months ended January 28, 2012, from $1.0 million for the three months ended January 29, 2011. Interest expense was $1.4 million for the three months ended January 28, 2012 compared to $1.3 million for the three months ended January 29, 2011. Interest income for the three months ended January 28, 2012 was $0.2 million, compared to $0.1 million for the three months ended January 29, 2011.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 39.0% for the three months ended January 28, 2012 and January 29, 2011, respectively. The effective income tax rate for the three months ended January 28, 2012 is in-line with our effective rate for the 2011 fiscal year.  Our effective income tax rate in both fiscal periods was affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $3.3 million to $22.0 million, or $0.45 per diluted share, for the three months ended January 28, 2012, compared to $18.7 million, or $0.39 per diluted share, for the three months ended January 29, 2011.

Six Months Ended January 28, 2012 Compared To Six Months Ended January 29, 2011

Net Sales

Our net sales increased approximately 15.5%, or $336.9 million, to $2.50 billion for the six months ended January 28, 2012, from $2.17 billion for the six months ended January 29, 2011.  This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended January 28, 2012, including growth in our wholesale segment of $336.8 million.  Our growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers.  We also benefited from the inclusion of $25.4 million in incremental net sales for the six months ended January 28, 2012 compared to the six months ended January 29, 2011 resulting from expanded distribution to Whole Foods Market following the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business during the first quarter of fiscal 2011.  Net sales also benefited from food price inflation of approximately 4.1% that we experienced in the six months ended January 28, 2012 compared to price levels in the prior year comparable period.

Our net sales by customer type for the six months ended January 28, 2012 and January 29, 2011 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	January 28, 2012	% of Net Sales	January 29, 2011	% of Net Sales
Independently owned natural products retailers	$881	35%	$808	37%
Supernatural chain	905	36%	784	36%
Conventional supermarkets	595	24%	476	22%
Other	123	5%	99	5%
Total	$2,504	100%	$2,167	100%

Net sales to the supernatural chain channel for the six months ended January 28, 2012 increased by approximately $121 million or 15% as compared to the prior fiscal year’s comparable period, and accounted for approximately 36% of our total net sales for the six months ended January 28, 2012 and January 29, 2011. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as approximately $25 million in incremental net sales due to the expanded distribution to Whole Foods Market’s Southwest region which began in late September 2010, when our Lancaster, Texas facility began shipping products, and to Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the six months ended January 28, 2012 increased by approximately $119 million, or 25% from the six months ended January 29, 2011, and represented approximately 24% of total net sales in the six months ended January 28, 2012 compared to 22% in the six months ended January 29, 2011. The increase in net sales to conventional supermarkets is primarily due to a large customer we began servicing in the third quarter of fiscal 2011 and our newest national customer we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Net sales to our independent retailer channel increased by approximately $72 million, or 9% during the six months ended January 28, 2012 compared to the six months ended January 29, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $25 million, or 25% during the six months ended January 28, 2012 and accounted for approximately 5% of total net sales for the six months ended January 28, 2012 and January 29, 2011.

Gross Profit

Our gross profit increased approximately 12.6%, or $49.3 million, to $440.3 million for the six months ended January 28, 2012, from $391.0 million for the six months ended January 29, 2011. Our gross profit as a percentage of net sales was 17.6% for the six months ended January 28, 2012, compared to 18.0% for the six months ended January 29, 2011. The reduction in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as inventory losses of $2.4 million related to perishable items and improper storage of products in certain categories.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the six months ended January 28, 2012 approximately $240 million of our $337 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 60% of our total net sales in the six months ended January 28, 2012 were to the conventional supermarket and supernatural channels compared to approximately 58% in the six months ended January 29, 2011. This change in sales mix resulted in lower gross profits as a percentage of sales during the six months ended January 28, 2012.

Operating Expenses

Our total operating expenses increased approximately 14.3%, or $47.1 million, to $376.7 million for the six months ended January 28, 2012, from $329.6 million for the six months ended January 29, 2011. The increase in total operating expenses for the six months ended January 28, 2012 was primarily due to higher sales volume as well as approximately $5.3 million in severance and other costs related to the previously announced divestiture of our conventional non-food and general merchandise lines of business and approximately $1.6 million in start-up expenses incurred in connection with onboarding our newest national customer.  In addition, we recorded approximately $0.3 million for severance payments for a former executive, and our bad debt expense for the three months ended October 29, 2011 included $0.6 million associated with a bankruptcy filing by one of our customers.  The six months ended January 29, 2011 was also impacted by $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas facility and continued incremental start up inefficiencies, $0.6 million for severance payments for former executives and $0.2 million in intangible impairment charges, partially offset by a $2.6 million payment received as part of the settlement of litigation and arbitration resulting from a previous acquisition, which was reflected as a reduction to operating expenses and offsets previously recorded legal costs.

Total operating expenses for the six months ended January 28, 2012 include share-based compensation expense of $6.4 million, compared to $4.8 million in the six months ended January 29, 2011.  Share-based compensation expense was higher during the six months ended January 28, 2012 primarily due to a lower than expected forfeiture rate on restricted stock units that vested during the first quarter of fiscal 2012, as well as expense recognized for new two-year performance-based equity awards for our senior executives. Under the requirements in accounting for share-based compensation, we were required to record additional expense as our actual forfeiture rate was lower than estimated.

As a percentage of net sales, total operating expenses decreased to approximately 15.0% for the six months ended January 28, 2012, from approximately 15.2% for the six months ended January 29, 2011. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher leverage on fixed costs, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.

Operating Income

Operating income increased approximately 3.5%, or $2.2 million, to $63.6 million for the six months ended January 28, 2012, from $61.4 million for the six months ended January 29, 2011. As a percentage of net sales, operating income was 2.5% for the six months ended January 28, 2012 compared to 2.8% for the six months ended January 29, 2011. The decrease in operating income as a percentage of net sales is primarily attributable to the divestiture expenses and onboarding expenses discussed above, as well as increased share-based compensation expense together with the decrease in gross profit as a percentage of net sales, which has not yet been fully offset by expected lower operating expenses as we continue to implement our national warehouse management and procurement system.

We anticipate net sales growth in our conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.  We expect that our expansion with Whole Foods Market, both as a result of organic growth and as a result of becoming their primary distributor in their Rocky Mountain and Southwest regions, and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure.

Other Expense (Income)

Other expense was $2.2 million for the six months ended January 28, 2012 and January 29, 2011. Interest expense was $2.5 million and $2.7 million for the six months ended January 28, 2012 and January 29, 2011, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our revolving credit facility.  We utilized the additional borrowing capacity under our revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions.

More recently, we have used our revolving credit facility for our investment in inventory, which has increased approximately $81 million at January 28, 2012 compared to July 30, 2011.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 39.0% for the six months ended January 28, 2012 and January 29, 2011, respectively. The effective income tax rate for the six months ended January 28, 2012 is in-line with our effective rate for the 2011 fiscal year.  Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $1.1 million to $37.2 million, or $0.76 per diluted share, for the six months ended January 28, 2012, compared to $36.1 million, or $0.77 per diluted share, on a lower share base, for the six months ended January 29, 2011.

Liquidity and Capital Resources

In October 2010, we completed a secondary public offering of our common stock. As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, were issued at a price of $33.00 per share. The net proceeds of approximately $138.3 million were used to repay a portion of our outstanding borrowings under our revolving credit facility.  We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our current revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Our existing revolving credit facility matures in November 2012.  We are currently engaged in preliminary discussions about replacing our revolving credit facility and based on our current view of the U.S. credit markets, we do not believe that our ability to replace our revolving credit facility will be materially limited.  We expect to generate an average of $75 million to $110 million in cash flow from operations per year for the 2012 and 2013 fiscal years. We intend to continue to utilize this cash generated from operations to fund working capital and capital expenditure needs, and pay down our debt levels. We believe that our capital requirements for fiscal 2012 will be between $47 and $52 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of any potential acquisition.

We are a party to a $400 million revolving credit facility, which also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $50 million. Interest accrues on borrowings under the revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The credit facility matures on November 27, 2012. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $400.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of January 28, 2012, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of January 28, 2012, we had $190.0 million outstanding under our revolving credit facility, $21.7 million in letter of credit commitments and $1.3 million in reserves which reduce our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $187.0 million as of January 28, 2012.

We are a party to a term loan agreement in the principal amount of $75 million secured by certain real property. The term loan is repayable over seven years based on a fifteen-year amortization schedule, maturing on July 28, 2012. Interest on the term loan accrues at one-month LIBOR plus 1.00%. As of January 28, 2012, $44.9 million was outstanding under the term loan agreement. We plan to payoff this term loan with borrowings under our revolving credit facility that we enter into to replace our existing revolving credit facility.

The revolving credit facility and our term loan agreement, as amended, each require us to maintain a minimum fixed charge coverage ratio (as defined in the applicable agreement) of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. We were in compliance with the Fixed Charge Coverage Ratio Covenants as of the three months ended January 28, 2012.

We are a party to an interest rate swap agreement entered into in July 2005, which expires in July 2012 concurrent with the maturity of our term loan. This interest rate swap agreement has an initial notional amount of $50 million and provides for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap has been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $45.9 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.27% as of January 28, 2012. The swap agreement qualifies as an “effective” hedge under ASC 815.

Net cash used in operations was $57.8 million for the six months ended January 28, 2012, an increase of $6.1 million from the $51.7 million used in operations for the six months ended January 29, 2011. The primary reasons for the increase of net cash used in operations for the six months ended January 28, 2012 were an increase in inventories of $79.5 million due primarily to our sales growth during the year, an increase in accounts receivable of $67.5 million, partially offset by an increase in accounts payable of $14.2 million and net income of $37.2 million. We expect to generate cash from operations during the second half of fiscal 2012 primarily from our net income and the reduction of our inventory balances which increased in preparation for the holiday season and the onboarding of our new national customer.  Net cash used in operations for the six months ended January 29, 2011 was primarily the result of an increase in inventories of $76.4 million due to our sales growth during the year and our new facility in Lancaster, Texas and an increase in accounts receivable of $42.9 million, partially offset by an increase in accounts payable of $12.3 million and net income of $36.1 million.

Days in inventory increased to 53 days at January 28, 2012 compared to 51 days at July 30, 2011, in part due to the extended length of time it took to sell through additional inventory we had on hand to maintain high service levels during our holiday season and the initial period of distribution for our newest national supermarket customer. Days sales outstanding increased slightly to 23 days at January 28, 2012, compared to 22 days as of July 30, 2011. The increase is partially due to our additional sales to the conventional supermarket channel, which typically have longer terms.  Working capital increased by $52.8 million, or 13.9%, to $433.9 million at January 28, 2012, compared to working capital of $381.1 million at July 30, 2011.

Net cash used in investing activities decreased $21.1 million to $15.0 million for the six months ended January 28, 2012, compared to $36.1 million for the six months ended January 29, 2011. The decrease from the fiscal six months ended January 29, 2011 was primarily due to the prior year asset purchase agreement with Whole Foods Distribution related to the purchase of the certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions as noted above.

Net cash provided by financing activities was $82.9 million for the six months ended January 28, 2012, primarily due to borrowings on notes payable of $75.0 million and increases in bank overdrafts of $9.0 million. Net cash provided by financing activities was $91.3 million for the six months ended January 29, 2011, primarily due to the issuance of common stock of $138.3 million, offset by repayments on notes payable of $57.6 million.

The Company, in an effort to reduce the treasury share balance, determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. A total of 9,772 shares were issued from treasury during the six months ended January 28, 2012.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 28, 2012, we had entered into agreements which require us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. As of January 29, 2011, we had entered into agreements which required us to purchase a total of approximately 2.8 million gallons of diesel fuel at prices ranging from $2.87 to $3.53 (including taxes) per gallon for the period August 2010 through July 2011. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended January 28, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2011.

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

(b)                     Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
101*

The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. †

*                                         Filed herewith.

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

Dated: March 8, 2012