Form 10-Q
period 2012-04-28
UNITED NATURAL FOODS INC
filed 2012-06-07
CIK 1020859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 2, 2012 there were 48,890,836 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share amounts)

	April 28,	July 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,202	$16,867
Accounts receivable, net of allowance of $6,601 and $4,545, respectively	336,132	257,116
Inventories	639,753	514,506
Assets held for sale	2,557	—
Deferred income taxes	21,642	22,023
Prepaid expenses and other current assets	23,793	33,980
Total current assets	1,038,079	844,492

Property & equipment, net	276,122	285,151

Other assets:
Goodwill	194,328	191,943
Intangible assets, net of accumulated amortization of $9,841 and $8,143, respectively	53,817	58,336
Other assets	20,131	21,066
Total assets	$1,582,477	$1,400,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,499	$217,074
Notes payable	165,000	115,000
Accrued expenses and other current liabilities	103,581	83,900
Current portion of long-term debt	43,923	47,447
Total current liabilities	566,003	463,421

Deferred income taxes	38,542	38,551
Other long-term liabilities	29,526	28,363
Long-term debt, excluding current portion	725	986
Total liabilities	634,796	531,321

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 48,905 issued and 48,888 outstanding shares at April 28, 2012; 48,520 issued and 48,493 outstanding shares at July 30, 2011	489	485
Additional paid-in capital	357,683	345,036
Treasury stock	(451)	(708)
Unallocated shares of Employee Stock Ownership Plan	(382)	(542)
Accumulated other comprehensive income	3,608	4,862
Retained earnings	586,734	520,534
Total stockholders’ equity	947,681	869,667
Total liabilities and stockholders’ equity	$1,582,477	$1,400,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

Net sales	$1,388,023	1,203,983	$3,892,361	3,371,399
Cost of sales	1,143,492	985,439	3,207,570	2,761,891
Gross profit	244,531	218,544	684,791	609,508

Operating expenses	195,856	179,638	567,330	509,004
Restructuring and asset impairment expenses	37	—	5,255	200
Total operating expenses	195,893	179,638	572,585	509,204

Operating income	48,638	38,906	112,206	100,304

Other expense (income):
Interest expense	1,111	1,146	3,566	3,830
Interest income	(176)	(750)	(565)	(1,015)
Other, net	(205)	(427)	(37)	(682)
Total other expense (income)	730	(31)	2,964	2,133

Income before income taxes	47,908	38,937	109,242	98,171
Provision for income taxes	18,876	15,575	43,042	38,676
Net income	$29,032	$23,362	$66,200	$59,495

Basic per share data:
Net income	$0.59	$0.48	$1.36	$1.26

Weighted average basic shares of common stock outstanding	48,848	48,406	48,717	47,129

Diluted per share data:
Net income	$0.59	$0.48	$1.35	$1.25

Weighted average diluted shares of common stock outstanding	49,207	48,793	49,017	47,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	ESOP	Income (Loss)	Earnings	Equity
Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667
Allocation of shares to ESOP						160			160

Stock option exercises and restricted stock vestings, net	385	4	(10)	257	2,890				3,151

Share-based compensation					8,965				8,965

Excess tax benefits associated with stock compensation plans					792				792

Change in fair value of swap agreements, net of tax							575		575

Foreign currency translation							(1,829)		(1,829)

Net income								66,200	66,200

Total comprehensive income									64,946
Balances at April 28, 2012	48,905	$489	17	$(451)	$357,683	$(382)	$3,608	$586,734	$947,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	April 28,	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,200	$59,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,077	26,898
Share-based compensation	8,965	7,395
Excess tax benefits from share-based payment arrangements	(792)	(1,519)
Provision for doubtful accounts	3,490	849
Gain on disposals of property and equipment	(309)	(3)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(81,492)	(62,168)
Inventories	(123,288)	(101,778)
Prepaid expenses, notes receivable and other assets	9,935	(393)
Accounts payable	30,484	25,881
Accrued expenses and other liabilities	22,796	12,511
Net cash used in operating activities	(34,934)	(32,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,994)	(24,456)
Purchases of acquired businesses, net of cash acquired	(3,329)	(21,984)
Proceeds from disposals of property and equipment	328	82
Net cash used in investing activities	(22,995)	(46,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	—	138,301
Repayments of long-term debt	(3,784)	(3,774)
Net borrowings (repayments) under notes payable	50,000	(65,570)
Increase in bank overdraft	5,421	12,224
Proceeds from exercise of stock options	4,601	9,761
Payment of employee restricted stock tax withholdings	(1,449)	(2,665)
Excess tax benefits from share-based payment arrangements	792	1,519
Net cash provided by financing activities	55,581	89,796
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(317)	(90)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,665)	10,516
Cash and cash equivalents at beginning of period	16,867	13,802
Cash and cash equivalents at end of period	$14,202	$24,318

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$3,525	$3,545
Income taxes paid, net of refunds	$31,675	$27,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2012 (Unaudited)

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

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution centers offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $75.7 million and $68.9 million for the three months ended April 28, 2012 and April 30, 2011, respectively.  For the nine months ended April 28, 2012 and April 30, 2011, these outbound shipping and handling costs totaled $219.7 million and $198.1 million respectively.

2.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”).  ASU 2011-04 provides a consistent definition of fair value and seeks to ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 impacts the presentation of the financial statements and is not expected to have a material effect on the results of operations, financial position or disclosures that accompany the Company’s consolidated financial statements.

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

3.             ACQUISITIONS

During the first quarter of fiscal 2012, the Company finalized its valuation of the customer relationship intangible asset related to the first quarter fiscal 2011 acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. (“Whole Foods Distribution”), a wholly owned subsidiary of Whole Foods Market, Inc. (“Whole Foods Market”).  The Company, within its wholesale segment, (i) acquired inventory at Whole Foods Distribution’s Aurora, Colorado and Austin, Texas distribution centers; (ii) acquired substantially all of Whole Foods Distribution’s assets, other than the inventory, at the Aurora, Colorado distribution center; (iii) assumed Whole Foods Distribution’s obligations under the existing lease agreement related to the Aurora, Colorado distribution center; and (iv) hired substantially all of Whole Foods Distribution’s employees working at the Aurora, Colorado distribution center.  In connection therewith, on October 11, 2010, the Company amended the existing Agreement for the Distribution of Products by and between the Company and Whole Foods Market, as amended on June 2, 2010, pursuant to which the Company became Whole Foods Market’s primary distributor in its Rocky Mountain and Southwest Regions.  It is impracticable for the Company to provide complete financial results for this business since it was absorbed by the operations of the Company’s broadline distribution business and the Company does not record the expenses for this business separately from the rest of the broadline distribution business. The amount of incremental net sales resulting from expanded distribution associated with the transaction totaled approximately $25.4 million for the nine months ended April 28, 2012 compared to the nine months ended April 30, 2011.  This incremental net sales impact was the result of expanded distribution for the entire first quarter for the current fiscal year, rather than only a portion of the first quarter in the prior year.

During the second quarter of fiscal 2012, through the Company’s wholly-owned subsidiary, UNFI Canada, Inc. (“UNFI Canada”), the Company acquired substantially all the assets of a private specialty food distribution business located in Ontario, Canada.  Total cash consideration paid in connection with this acquisition was $3.0 million. In addition, the asset purchase agreement provides for potential earn-outs of up to $1.95 million from November 2011 through November 2014.  This acquisition was financed through borrowings under the Company’s then existing revolving credit facility.  The fair value assigned to identifiable intangible assets acquired was determined by using an income approach. Identifiable intangible assets recorded based on the provisional valuation include customer lists of $0.8 million, which is being amortized on a straight-line basis over an estimated useful life of approximately 9.7 years. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The Company completed its final valuation of these acquired intangibles during the third quarterof fiscal 2012, and does not expect any further material changes to these estimates or assumptions. Acquisition costs related to this purchase were insignificant, and were expensed as incurred and included within “Operating Expenses” in the Consolidated Statements of Income.  Net sales resulting from the acquisition have been included in the Company’s operating results since November 15, 2011 and the increase in total assets related to this acquisition was included in total assets as of April 28, 2012, which in each case were not significant compared to the Company’s consolidated amounts.

During the nine months ended April 28, 2012, the Company recorded an increase of approximately $0.2 million to its intangible assets in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009.  The acquisition of assets of a third branded product company during fiscal 2009 requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date of November 2008.  These earn-outs are based on tiers of net sales for the trailing twelve months, and $0.2 million was paid during the nine months ended April 28, 2012.  During the nine months ended April 30, 2011, the Company recorded an increase of less than $0.1 million in recognition of ongoing contingent consideration payments for these same agreements.

4.           RESTRUCTURING ACTIVITIES AND ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”), a leading national distributor of non-food products and general merchandise, to divest the Company’s conventional non-foods and general merchandise lines of business. The conventional non-foods and general merchandise lines of business, which the Company acquired as part of its fiscal 2008 acquisition of Distribution Holdings, Inc., included cosmetics, seasonal products, conventional health and beauty products and hard goods.  The divestiture has allowed the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products. In connection with the divestiture, the Company ceased operations at its Harrison, Arkansas distribution center during the first quarter of fiscal 2012 and transferred all organic and natural specialty food product inventory from that distribution center into the Company’s other distribution centers across the United States.

During the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million related to the divestiture. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 for other non-recurring charges to transition the specialty food line of business into the Company’s other distribution centers. Upon the closure of the Harrison, Arkansas distribution center during the first quarter of fiscal 2012, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale.  During the first quarter of fiscal 2012, the Company recognized $5.3 million in severance and other expenses related to the completion of the divestiture.

5.           EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Basic weighted average shares outstanding	48,848	48,406	48,717	47,129

Net effect of dilutive stock awards based upon the treasury stock method	359	387	300	341

Diluted weighted average shares outstanding	49,207	48,793	49,017	47,470

There were 41,759 and 10,014 anti-dilutive share-based payment awards outstanding for the three months ended April 28, 2012 and April 30, 2011, respectively.  For the nine months ended April 28, 2012 and April 30, 2011, there were 217,096 and 131,211 anti-dilutive stock awards outstanding, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.            FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate (“LIBOR”) on the same notional principal amount. The swap was entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). LIBOR was 0.24% and 0.21% as of April 28, 2012 and April 30, 2011, respectively.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at April 28, 2012 and is reflected at fair value in the Company’s consolidated balance sheet as a component of other current liabilities.  The related gains or losses on the agreement are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that the swap agreement is not considered to be effective in offsetting the change in the cash flows being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2012, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2012.  These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the nine months ended April 30, 2011, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2011 and which also qualified for the “normal purchase” exception under ASC 815, and therefore the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis:

	Fair Value at April 28, 2012
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$310	—
Total	—	$310	—

	Fair Value at July 30, 2011
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$1,259	—
Total	—	$1,259	—

The Company’s determination of the fair value of its interest rate swap is calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve.  The Company does not enter into derivative agreements for trading purposes.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses are derived using Level 2 inputs and approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to the Company’s incremental borrowing rate for similar financial instruments and are therefore deemed Level 2 inputs.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	April 28, 2012		July 30, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$45,990	$46,005	$48,433	$48,424

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

Following reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended April 28, 2012:
Net sales	$1,371,728	$47,673	$(31,378)		$1,388,023
Operating income (loss)	57,527	(7,678)	(1,211)		48,638
Interest expense				$1,111	1,111
Interest income				(176)	(176)
Other, net				(205)	(205)
Income before income taxes					47,908
Depreciation and amortization	9,482	405			9,887
Capital expenditures	6,958	114			7,072
Goodwill	176,797	17,531			194,328
Total assets	1,460,723	132,562	(10,808)		1,582,477

Three months ended April 30, 2011:
Net sales	$1,189,085	$41,773	$(26,875)		$1,203,983
Operating income (loss)	46,642	(7,735)	(1)		38,906
Interest expense				$1,146	1,146
Interest income				(750)	(750)
Other, net				(427)	(427)
Income before income taxes					38,937
Depreciation and amortization	8,918	738			9,656
Capital expenditures	9,474	715			10,189
Goodwill	173,173	17,331			190,504
Total assets	1,309,410	151,466	(8,932)		1,451,944

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended April 28, 2012:
Net sales	$3,848,209	$125,129	$(80,977)		$3,892,361
Operating income (loss)	139,067	(25,013)	(1,848)		112,206
Interest expense				$3,566	3,566
Interest income				(565)	(565)
Other, net				(37)	(37)
Income before income taxes					109,242
Depreciation and amortization	27,858	1,219			29,077
Capital expenditures	18,944	1,050			19,994
Goodwill	176,797	17,531			194,328
Total assets	1,460,723	132,562	(10,808)		1,582,477

Nine months ended April 30, 2011:
Net sales	3,328,819	$125,380	$(82,800)		$3,371,399
Operating income (loss)	125,090	(23,902)	(884)		100,304
Interest expense				$3,830	3,830
Interest income				(1,015)	(1,015)
Other, net				(682)	(682)
Income before income taxes					98,171
Depreciation and amortization	24,748	2,150			26,898
Capital expenditures	22,729	1,727			24,456
Goodwill	173,173	17,331			190,504
Total assets	1,309,410	151,466	(8,932)		1,451,944

8.             SECONDARY COMMON STOCK OFFERING

During the first quarter of fiscal 2011, the Company completed a secondary common stock offering.  This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, at a price of $33.00 per share.  The net proceeds of approximately $138.3 million were used to repay a portion of the Company’s outstanding borrowings under its then existing revolving credit facility, which had increased during the fourth quarter of fiscal 2010 as the Company financed its purchase of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta, Inc. (the “SDG assets”) with borrowings under the Company’s then existing revolving credit facility.  The Company utilized a portion of the additional borrowing capacity under its then existing revolving credit facility resulting from the common stock offering to fund its acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution.

9.             SUBSEQUENT EVENTS

On May 24, 2012, the Company refinanced its existing $400 million revolving credit facility by entering into an amended and restated $500 million revolving credit facility (the “Amended and Restated Credit Facility”) by and among the Company, United Natural Foods West, Inc., United Natural Trading Co. (collectively, the “U.S. Borrowers”), and UNFI Canada (together with the U.S. Borrowers, the “Borrowers”), the lenders thereto, and Bank of America, N.A. as administrative agent.  The Amended and Restated Credit Facility consists of a senior secured revolving loan facility of up to $500.0 million, of which $450.0 million is available to the U.S. Borrowers and $50.0 million is available to UNFI Canada.  Subject to lenders providing an increase in funding, the Borrowers may increase the amount of the Amended and Restated Credit Facility by up to $100.0 million (in not less than $10.0 million increments) without consent of the lenders not lending the increase in funding.  The Amended and Restated Credit Facility provides for a $40.0 million sublimit of availability for letters of credit and a $35.0 million sublimit of availability for short-term borrowings on a swingline basis, with in each case further sublimits applicable to UNFI Canada.  Availability under the Amended and Restated Credit Facility is subject to a borrowing base, which is based on 90% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to customary reserves.

In connection with the refinancing, the Borrowers incurred approximately $217.7 million in borrowings to repay in full all existing indebtedness of approximately $43.6 million under the Company’s term loan agreement maturing in July 2012 and approximately $174.1 million to refinance existing indebtedness under the $400 million revolving credit facility.  In connection with the payoff of the Company’s term loan, the corresponding interest rate swap on that loan was also settled for a payment of $0.3 million.

Interest accrues on borrowings of U.S. Borrowers at rates that, at the Company’s option, can be either a base rate (the highest of Bank of America N.A.’s prime rate, the average of overnight federal funds rate plus 0.50%, and one-month LIBOR plus 1.00%), plus an applicable margin, or a LIBOR-based rate plus an applicable margin.  Interest accrues on borrowings of UNFI Canada at rates that, at the Company’s option, can be either a prime rate (the highest of the 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances plus 0.50%, the prime rate of Bank of America N.A.’s Canada branch, and a bankers’ acceptance equivalent rate for a one-month interest period plus 1.0%) plus an applicable margin, or the annual rates applicable to Canadian Dollar bankers’ acceptances, plus five basis points and an applicable margin.  The initial applicable margin for base rate and prime rate loans is 0.50%, and the initial applicable margin for LIBOR and Canadian Dollar bankers’ acceptances-rate loans is 1.50%.

The Amended and Restated Credit Facility is guaranteed by most of the Company’s wholly-owned subsidiaries that are not also Borrowers.  The U.S. Borrowers’ and guarantors’ obligations are secured by all of the U.S. Borrowers’ and the guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto.  UNFI Canada’s obligations under the Amended and Restated Credit Agreement are secured by all of the Borrowers’ and the guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto.

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

•                  our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers;

•                  increased fuel costs;

•                  our sensitivity to inflationary and deflationary pressures.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; increased market share through our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural, organic and specialty products distributors; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses.  Our strategic plan also includes the rollout of a national warehouse management and procurement system upgrade, which was launched in our Lancaster, Texas distribution center in September 2010 and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins associated with increased sales to the conventional supermarket and supernatural channels.

Our 2012 fiscal year to date has been a pivotal period for us.  We completed the divestiture of our conventional non-food and general merchandise lines of business that began in the fourth quarter of fiscal 2011.  In connection with the divestiture, we moved the remaining specialty food inventory from our Harrison, Arkansas distribution center to other distribution centers across the United States, and closed the Harrison, Arkansas distribution center.  We were also successful in bringing onboard the single largest national customer at one time in our history.  Each of these significant events impacted our financial results for the nine months ended April 28, 2012.

Inflation also impacted our financial results for the first nine months of fiscal 2012, as it increased five of the first nine months of the fiscal year.  We believe though that based on the recent trend that levels are stabilizing near 4%.  Moderate levels of inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain.  We believe the current trend of moderate inflation will continue over the next 12 to 24 months.

We have been the primary distributor to Whole Foods Market for more than 13 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.  On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution, Inc. previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 36% of our net sales for each of the three and nine months ended April 28, 2012 and April 30, 2011.

In June 2010, UNFI Canada acquired the SDG assets for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. In the first nine months of fiscal 2012, we have utilized our UNFI Canada platform to further expand in the Canadian market, including through our recent acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into most of our broadline distribution centers across the United States and Canada.  Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets since fiscal 2010 that previously had not done business with us because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to this business.  This divestiture was completed in the first quarter of fiscal 2012 and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products.

To maintain our market leadership and improve our operating efficiencies, we seek to continually:

•                  expand our marketing and customer service programs across regions;

•                  expand our national purchasing opportunities;

•                  offer a broader product selection;

•                  offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. We have increased our distribution capacity to approximately 7.6 million square feet. In September 2010, we began shipping products from our new distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado distribution center, which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico.  In April 2012, we signed an agreement to lease a new distribution center in Aurora, Colorado which, when completed during the fourth quarter of fiscal 2013, will allow us to consolidate the operations of our two existing distribution centers in the area into one building, creating additional cost efficiencies for this important market.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4%	81.8%	82.4%	81.9%
Gross profit	17.6%	18.2%	17.6%	18.1%

Operating expenses	14.1%	14.9%	14.6%	15.1%
Restructuring and asset impairment expenses	0.0%	0.0%	0.1%	0.0%
Total operating expenses	14.1%	14.9%	14.7%	15.1%

Operating income	3.5%	3.2%*	2.9%	3.0%

Other expense (income):
Interest expense	0.1%	0.1%	0.1%	0.1%
Interest income	0.0%	(0.1)%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%	0.0%
Total other expense	0.1%	0.0%	0.1%	0.1%

Income before income taxes	3.5%*	3.2%	2.8%	2.9%

Provision for income taxes	1.4%	1.3%	1.1%	1.1%

Net income	2.1%	1.9%	1.7%	1.8%*

* Total reflects rounding

Three Months Ended April 28, 2012 Compared To Three Months Ended April 30, 2011

Net Sales

Our net sales for the three months ended April 28, 2012 increased approximately 15.3%, or $184.0 million, to $1.39 billion, from $1.20 billion for the three months ended April 30, 2011. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) within our conventional supermarket channel due in part to the addition of our newest national customer and from increased sales to our supernatural chain customer.  Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and a broader selection of products, including specialty foods. Net sales also benefited from food price inflation of approximately 4.4% that we experienced in the quarter ended April 28, 2012 compared to price levels in the prior year comparable quarter.

Our net sales by customer type for the three months ended April 28, 2012 and April 30, 2011 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales
Independently owned natural products retailers	$487	35%	$447	37%
Supernatural chains	496	36%	432	36%
Conventional supermarkets	336	24%	262	22%
Other	69	5%	63	5%
Total	$1,388	100%	$1,204	100%

Net sales to our independent retailer channel increased by approximately $40 million, or 9% during the three months ended April 28, 2012 compared to the three months ended April 30, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended April 28, 2012 increased by approximately $64 million or 15% as compared to the prior fiscal year’s comparable quarter, and accounted for approximately 36% of our total net sales for each of the three months ended April 28, 2012 and April 30, 2011. The increase in sales to Whole Foods Market is primarily due to increases in same-store sales and new store openings.

Net sales to conventional supermarkets for the three months ended April 28, 2012 increased by approximately $74 million, or 28% from the three months ended April 30, 2011 and represented approximately 24% of total net sales in the three months ended April 28, 2012 compared to 22% in the three months ended April 30, 2011. The increase in net sales to conventional supermarkets is primarily due to a large customer that we began servicing in the third quarter of fiscal 2011 and the addition of our newest national customer which we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $6 million, or 10% during the three months ended April 28, 2012 compared to the three months ended April 30, 2011, and accounted for approximately 5% of total net sales for both periods.

We expect net sales for the remainder of fiscal 2012 to continue to grow over fiscal 2011. We believe that projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers continue to seek a single source for their natural, organic and specialty products. We also believe that this integration will continue to allow us to pursue a broader array of customers.  We expect that most of this growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to levels experienced in the first three quarters of fiscal 2012 will continue to contribute to our net sales growth in the remainder of fiscal 2012.

Gross Profit

Our gross profit increased approximately 11.9%, or $26.0 million, to $244.5 million for the three months ended April 28, 2012, from $218.5 million for the three months ended April 30, 2011. Our gross profit as a percentage of net sales was 17.6% for the three months ended April 28, 2012 and 18.2% for the three months ended April 30, 2011. The change in gross profit as a percentage of net sales is due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the three months ended April 28, 2012 approximately 74% or $137 million of our $184 million total net sales growth was from increased net sales in our conventional supermarket and supernatural channels. As a result, approximately 60% of our total net sales in the three months ended April 28, 2012 were to the conventional supermarket and supernatural channels compared to approximately 58% in the three months ended April 30, 2011. This change in sales mix resulted in lower gross profits as a percentage of net sales during the three months ended April 28, 2012. We anticipate that net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent channel.

Operating Expenses

Our total operating expenses increased approximately 9.1%, or $16.3 million, to $195.9 million for the three months ended April 28, 2012, from $179.6 million for the three months ended April 30, 2011. The increase in total operating expenses for the three months ended April 28, 2012 was primarily due to higher sales volume.

Total operating expenses for the three months ended April 28, 2012 include share-based compensation expense of $2.5 million, compared to $2.6 million in the three months ended April 30, 2011.

As a percentage of net sales, total operating expenses decreased to approximately 14.1% for the three months ended April 28, 2012, an all-time low, from approximately 14.9% for the three months ended April 30, 2011. The primary drivers for this decrease in total operating expenses as a percentage of net sales are the efficiencies that we have gained from our labor management tools, centralization under our “one company” approach and the lower operating costs to serve our conventional supermarket and supernatural customers in relation to increased net sales in these channels.  We also were able to reduce a portion of the negative impact of rising fuel prices in the three months ended April 28, 2012 by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, from where we began servicing customers in September 2010, has helped to further reduce our fuel costs as a percentage of net sales as we have been able to reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were formerly served primarily from our distribution center in Denver, Colorado. We expect that we will be able to continue to reduce our operating expenses as we continue the roll out of our supply chain initiatives including improving the effectiveness of the national warehouse management and procurement system which was launched in the Lancaster, Texas distribution center in the first quarter of fiscal 2011, and is expected to be rolled out in all of our distribution centers by the end of fiscal 2014.

Operating Income

Operating income increased approximately 25.0%, or $9.7 million, to $48.6 million for the three months ended April 28, 2012, from $38.9 million for the three months ended April 30, 2011. As a percentage of net sales, operating income was 3.5% for the three months ended April 28, 2012, compared with 3.2% for the three months ended April 30, 2011. The operating income percentage for the third quarter of fiscal 2012 was our highest since the second quarter of our 2007 fiscal year. The increase in operating income as a percentage of net sales is primarily attributable to efficiencies within our operating structure during the quarter exceeding the decrease in gross margin as a result of the change in our customer mix.  Although our operating income percentage for the third quarter showed improvement, we continue to expect the decrease in gross profit as a percentage of net sales resulting from our shift in customer mix may not be fully offset by lower operating expenses in the short term as we continue to implement our national warehouse management and procurement system.

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

Other Expense (Income)

Other expense (income) increased approximately $0.7 million to $0.7 million for the three months ended April 28, 2012, from $0.0 million for the three months ended April 30, 2011. Interest expense was $1.1 million for the three months ended April 28, 2012 and April 30, 2011. Interest income for the three months ended April 28, 2012 was $0.2 million, compared to $0.8 million for the three months ended April 30, 2011.  The higher interest income in the prior year period was primarily due to a cumulative change in contract terms related to a letter of credit provided by the Company to a vendor, whereby the Company had historically received a rebate which was reflected within cost of sales, and instead now receives interest income based on the face value of the letter of credit.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 40.0% for the three months ended April 28, 2012 and April 30, 2011, respectively. The effective income tax rate for the three months ended April 28, 2012 is in-line with our effective rate for the 2011 fiscal year.  The effective income tax rate for the three months ended April 30, 2011 was greater than the effective income tax rate for the nine months ended April 30, 2011 in order to raise our effective income tax rate for the nine months ended April 30, 2011 to 39.4%.  Our effective income tax rate in both fiscal periods was affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased $5.7 million to $29.0 million, or $0.59 per diluted share, for the three months ended April 28, 2012, compared to $23.4 million, or $0.48 per diluted share, for the three months ended April 30, 2011.

Nine Months Ended April 28, 2012 Compared To Nine Months Ended April 30, 2011

Net Sales

Our net sales increased approximately 15.5%, or $521.0 million, to $3.89 billion for the nine months ended April 28, 2012, from $3.37 billion for the nine months ended April 30, 2011.   This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended April 28, 2012, and growth in our wholesale segment of $519.4 million.  Our growth is due to the continued growth of the natural products industry in general, our efforts to increase the number of conventional supermarket customers to whom we distribute products, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers.  We also benefited from the inclusion of $25.4 million in incremental net sales for the nine months ended April 28, 2012 compared to the nine months ended April 30, 2011 resulting from expanded distribution to Whole Foods Market following the acquisition of Whole Foods Market’s Southwest and Rocky Mountain distribution business during the first quarter of fiscal 2011.  Net sales also benefited from food price inflation of approximately 4.2% that we experienced in the nine months ended April 28, 2012 compared to price levels in the prior year comparable period.

Our net sales by customer type for the nine months ended April 28, 2012 and April 30, 2011 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales
Independently owned natural products retailers	$1,368	35%	$1,255	37%
Supernatural chain	1,401	36%	1,216	36%
Conventional supermarkets	931	24%	738	22%
Other	192	5%	162	5%
Total	$3,892	100%	$3,371	100%

Net sales to our independent retailer channel increased by approximately $113 million, or 9% during the nine months ended April 28, 2012 compared to the nine months ended April 30, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Net sales to the supernatural chain channel for the nine months ended April 28, 2012 increased by approximately $185 million or 15% as compared to the prior fiscal year’s comparable period, and accounted for approximately 36% of our total net sales for the nine months ended April 28, 2012 and April 30, 2011. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as approximately $25 million in incremental net sales due to the expanded distribution to Whole Foods Market’s Southwest region which began in late September 2010, when our Lancaster, Texas distribution center began shipping products, and to Whole Foods Market’s Rocky Mountain region which began in mid-October 2010.

Net sales to conventional supermarkets for the nine months ended April 28, 2012 increased by approximately $193 million, or 26% from the nine months ended April 30, 2011, and represented approximately 24% of total net sales in the nine months ended April 28, 2012 compared to 22% in the nine months ended April 30, 2011. The increase in net sales to conventional supermarkets is primarily due to a large customer we began servicing in the third quarter of fiscal 2011 and our newest national customer we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company’s branded product lines, increased by approximately $30 million, or 19% during the nine months ended April 28, 2012 and accounted for approximately 5% of total net sales for the nine months ended April 28, 2012 and April 30, 2011.

Gross Profit

Our gross profit increased approximately 12.4%, or $75.3 million, to $684.8 million for the nine months ended April 28, 2012, from $609.5 million for the nine months ended April 30, 2011. Our gross profit as a percentage of net sales was 17.6% for the nine months ended April 28, 2012, compared to 18.1% for the nine months ended April 30, 2011. The reduction in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010, a smaller percentage of our conventional supermarket customers being served under a full service model, and higher than average inventory losses related to perishable items and improper storage of products in certain categories.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the nine months ended April 28, 2012 approximately $378 million of our $521 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 60% of our total net sales in the nine months ended April 28, 2012 were to the conventional supermarket and supernatural channels compared to approximately 58% in the nine months ended April 30, 2011. This change in sales mix resulted in lower gross profits as a percentage of net sales during the nine months ended April 28, 2012 as compared to the nine months ended April 30, 2011.

Operating Expenses

Our total operating expenses increased approximately 12.4%, or $63.4 million, to $572.6 million for the nine months ended April 28, 2012, from $509.2 million for the nine months ended April 30, 2011. The increase in total operating expenses for the nine months ended April 28, 2012 was primarily due to higher sales volume as well as approximately $5.3 million in severance and other costs related to the previously announced divestiture of our conventional non-food and general merchandise lines of business and approximately $1.7 million in start-up expenses incurred in connection with onboarding our newest national customer.  In addition, we recorded approximately $0.3 million for severance payments for a former executive, and our bad debt expense included a combined $1.4 million associated with a bankruptcy filing by one of our customers and a default on a note receivable with one of our customers.  The nine months ended April 30, 2011 was also impacted by $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas distribution center and continued incremental start up inefficiencies, $0.6 million for severance payments for former executives and $0.2 million in intangible impairment charges, partially offset by a $2.6 million payment received as part of the settlement of litigation and arbitration resulting from a previous acquisition, which was reflected as a reduction to operating expenses and offset previously recorded legal costs.

Total operating expenses for the nine months ended April 28, 2012 include share-based compensation expense of $9.0 million, compared to $7.4 million in the nine months ended April 30, 2011.  Share-based compensation expense was higher during the nine months ended April 28, 2012 primarily due to a lower than expected forfeiture rate on restricted stock units that vested during the first quarter of fiscal 2012, as well as expense recognized for new two-year performance-based equity awards for our senior executives. Under the requirements in accounting for share-based compensation, we were required to record additional expense as our actual forfeiture rate was lower than estimated.

As a percentage of net sales, total operating expenses decreased to approximately 14.7% for the nine months ended April 28, 2012, from approximately 15.1%for the nine months ended April 30, 2011. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher leverage on fixed costs, as well as expense control programs across all of our divisions. Our operating expenses also continue to be favorably impacted by the divestiture of our conventional non-foods and general merchandise lines of business including the closure of our Harrison, Arkansas distribution center.  In addition, we were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.

Operating Income

Operating income increased approximately 11.9%, or $11.9 million, to $112.2 million for the nine months ended April 28, 2012, from $100.3 million for the nine months ended April 30, 2011. As a percentage of net sales, operating income was 2.9% for the nine months ended April 28, 2012 compared to 3.0%for the nine months ended April 30, 2011. The decrease in operating income as a percentage of net sales is primarily attributable to the divestiture expenses and onboarding expenses discussed above, as well as increased share-based compensation expense together with the decrease in gross profit as a percentage of net sales, which has not yet been fully offset by expected lower operating expenses as we continue to implement our national warehouse management and procurement system.

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

Other Expense (Income)

Other expense was $3.0 million for the nine months ended April 28, 2012, compared to $2.1 million for the nine months ended April 30, 2011. Interest expense was $3.6 million and $3.8 million for the nine months ended April 28, 2012 and April 30, 2011, respectively. Our secondary equity offering, which was completed in October 2010, allowed us to pay down debt levels which had increased during the fourth fiscal quarter of 2010 as we financed our purchase of the SDG assets with borrowings under our then existing revolving credit facility.  We utilized the additional borrowing capacity under our then existing revolving credit facility resulting from the common stock offering to fund our transaction with Whole Foods Distribution, which included our acquisition of certain distribution assets including inventory and leasehold improvements in connection with our agreement to serve as the primary distributor in Whole Foods Market’s Southwest and Rocky Mountain regions. More recently, we used our then existing revolving credit facility for our investment in inventory, which has increased approximately $125 million at April 28, 2012 compared to July 30, 2011.

Provision for Income Taxes

Our effective income tax rate was 39.4% for the nine months ended April 28, 2012 and April 30, 2011. The effective income tax rate for the nine months ended April 28, 2012 is in-line with our effective rate for the 2011 fiscal year.  Our effective income tax rate in both fiscal periods was also affected by share-based compensation for incentive stock options and the timing of disqualifying dispositions of certain share-based compensation awards. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option or within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be affected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $6.7 million to $66.2 million, or $1.35 per diluted share for the nine months ended April 28, 2012, compared to $59.5 million, or $1.25 per diluted share, on a lower share base, for the nine months ended April 30, 2011.

Liquidity and Capital Resources

In October 2010, we completed a secondary public offering of our common stock. As a result, 4,427,500 shares of common stock, including shares issued to cover the underwriters’ overallotment option, were issued at a price of $33.00 per share. The net proceeds of approximately $138 million were used to repay a portion of our outstanding borrowings under our then existing revolving credit facility. We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our new amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months.

We expect to generate an average of $75 million to $110 million in cash flow from operations per year for the 2012 and 2013 fiscal years. We intend to continue to utilize this cash generated from operations to fund working capital and capital expenditure needs, and pay down our debt levels. We believe that our capital requirements for fiscal 2012 will be between $35 and $40 million. We expect to finance these requirements with cash generated from operations and borrowings under our new amended and restated revolving credit facility. Our planned capital projects will provide both expanded facilities and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either equity, long-term debt negotiated at the time of any potential acquisition or borrowings under our amended and restated revolving credit facility.

We were a party to a $400 million revolving credit facility, which we amended and restated in May 2012, as described below.  The $400 million revolving credit facility provided us a one-time option, subject to approval by the lenders, to increase the borrowing base by up to an additional $50 million. Interest accrued on borrowings under this revolving credit facility, at our option, at either the base rate (the applicable prime lending rate of Bank of America Business Capital, as announced from time to time) or at one-month LIBOR plus 0.75%. The $400 million revolving credit facility supported our working capital requirements in the ordinary course of business and provided capital to grow our business organically or through acquisitions. Our borrowing base was determined as the lesser of (1) $400.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of April 28, 2012, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $400.0 million. As of April 28, 2012, we had $165.0 million outstanding under our $400 million revolving credit facility, $24.1 million in letter of credit commitments and $1.3 million in reserves which reduced our available borrowing capacity under this revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $209.6 million as of April 28, 2012.

We were a party to a term loan agreement with an original principal amount of $75 million secured by certain real property during the three and nine months ending April 28, 2012. The term loan was repayable over seven years based on a fifteen-year amortization schedule, maturing on July 28, 2012. Interest on the term loan accrued at one-month LIBOR plus 1.00%. As of April 28, 2012, $43.6 million was outstanding under the term loan agreement. We paid off this term loan in full on May 24, 2012 with borrowings under our new amended and restated revolving credit facility.

The $400 million revolving credit facility and our term loan agreement, as amended, each required us to maintain a minimum fixed charge coverage ratio (as defined in the applicable agreement) of 1.5 to 1.0 and 1.45 to 1.0, respectively, each calculated at the end of each of our fiscal quarters on a rolling four quarter basis. At April 28, 2012, we were in compliance with the Fixed Charge Coverage Ratio Covenants.

On May 24, 2012, we amended and restated our existing $400 million revolving credit facility to, among other things, increase the size of the facility to $500 million and extend the maturity date to May 24, 2017.  Availability under this amended and restated credit facility is $450.0 million for the U.S. borrowers and $50.0 million for UNFI Canada, subject to a borrowing base based on the value of eligible accounts receivable and eligible inventory, subject to customary reserves.  We may increase the amount of this amended and restated credit facility by up to $100.0 million in minimum increments of $10.0 million, subject to lenders providing an increase in funding.  This amended and restated credit facility has a $40.0 million sublimit of availability for letters of credit and a $35.0 million sublimit of availability for short-term borrowings on a swingline basis, in each case subject to further sublimits for borrowings by UNFI Canada.  Interest accrues on borrowings of U.S. borrowers at rates that, at our option, can be either a base rate (the highest of Bank of America N.A.’s prime rate, the average of overnight federal funds rate plus 0.50%, and one-month LIBOR plus 1.00%), plus an applicable margin, or a LIBOR-based rate plus an applicable margin.  Interest accrues on borrowings of UNFI Canada at rates that, at our option, can be either a prime rate (the highest of the 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances plus 0.50%, the prime rate of Bank of America N.A.’s Canada branch, and a bankers’ acceptance equivalent rate for a one-month interest period plus 1.0%) plus an applicable margin, or the annual rates applicable to Canadian Dollar bankers’ acceptances, plus five basis points and an applicable margin.  The initial applicable margin for base rate and prime rate loans is 0.50%, and the initial applicable margin for LIBOR and Canadian Dollar bankers’ acceptances-rate loans is 1.50%.  This amended and restated facility requires us to maintain a fixed charge coverage ratio of 1.00 to 1.00 as of the end of any period of four fiscal quarters while our aggregate availability is less than the greater of $35.0 million and 10% of the borrowing base.  The purpose of the amended and restated credit facility is to fund capital expenditures and permitted acquisitions and to provide working capital for general corporate purposes.  For a more detailed description of the amended and restated revolving credit facility, see “Note 9 — Subsequent Events” to our consolidated financial statements.

During the nine months ended April 28, 2012 and April 30, 2011, we were a party to an interest rate swap agreement entered into in July 2005, which was set to expire in July 2012 concurrent with the maturity of our term loan. This interest rate swap agreement was terminated in connection with our repayment of all borrowings under the term loan subsequent to the end of our third quarter of fiscal 2012. This interest rate swap agreement had an initial notional amount of $50 million and provided for us to pay interest at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The interest rate swap agreement had an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The swap had been entered into as a hedge against LIBOR movements on current variable rate indebtedness totaling $43.6 million at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. One-month LIBOR was 0.24% as of April 28, 2012. The swap agreement qualified as an “effective” hedge under ASC 815.

Net cash used in operations was $34.9 million for the nine months ended April 28, 2012; an increase of $2.1 million from the $32.8 million used in operations for the nine months ended April 30, 2011. The primary reasons for the increase of net cash used in operations for the nine months ended April 28, 2012 were an increase in inventories of $123.3 million due primarily to our sales growth during the year, an increase in accounts receivable of $81.5 million, partially offset by an increase in accounts payable of $30.5 million and net income of $66.2 million. We expect to continue to generate cash from operations during the fourth quarter of fiscal 2012 primarily from our net income and the reduction of our inventory balances.  Net cash used in operations for the nine months ended April 30, 2011 was primarily the result of an increase in inventories of $101.8 million due to our sales growth during the year and commencing operations at our facility in Lancaster, Texas and an increase in accounts receivable of $62.2 million, partially offset by an increase in accounts payable of $25.9 million and net income of $59.5 million.

Days in inventory decreased to 49 days at April 28, 2012 compared to 51 days at July 30, 2011, as we sold through the remainder of additional inventory we had on hand to maintain high service levels during our holiday season and the initial period of distribution for our newest national conventional supermarket customer. Days sales outstanding remained at 22 days at April 28, 2012, consistent with July 30, 2011.  Working capital increased by $91.0 million, or 23.9%, to $472.1 million at April 28, 2012, compared to working capital of $381.1 million at July 30, 2011.

Net cash used in investing activities decreased $23.4 million to $23.0 million for the nine months ended April 28, 2012, compared to $46.4 million for the nine months ended April 30, 2011. The decrease from the fiscal nine months ended April 30, 2011 was primarily due to the prior year asset purchase agreement with Whole Foods Distribution related to the purchase of the certain distribution related assets in connection with our becoming the primary distributor for Whole Foods Market’s Southwest and Rocky Mountain regions as noted above.

Net cash provided by financing activities was $55.6 million for the nine months ended April 28, 2012, primarily due to borrowings on notes payable of $50.0 million and increases in bank overdrafts of $5.4 million. Net cash provided by financing activities was $89.8 million for the nine months ended April 30, 2011, primarily due to the issuance of common stock of $138.3 million, offset by repayments on notes payable of $65.6 million.

In an effort to reduce our treasury share balance, we determined in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under our equity incentive plans. A total of 9,772 shares were issued from treasury during the nine months ended April 28, 2012.

From time-to-time, we enter into fixed price fuel supply agreements. As of April 28, 2012, we had entered into agreements which require us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. As of April 30, 2011, we had entered into agreements which required us to purchase a total of approximately 2.8 million gallons of diesel fuel at prices ranging from $2.87 to $3.53 (including taxes) per gallon for the period August 2010 through July 2011. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended April 28, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 6 to the condensed consolidated financial statements, during the nine months ended April 28, 2012, we used an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt.  In addition, from time to time we use commodity swap agreements to hedge a portion of our expected diesel fuel usage, or fixed price purchase contracts. As of April 28, 2012, there have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2011.

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
101*

The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. †

*                                         Filed herewith.

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

Dated:  June 7, 2012