Form 10-K
period 2012-07-28
UNITED NATURAL FOODS INC
filed 2012-09-26
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21531

UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Iron Horse Way, Providence, RI 02908 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (401) 528-8634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $2,172,850,421 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 27, 2012. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 6, 2012 was 49,015,833.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 12, 2012 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.

FORM 10-K

PART I.

ITEM 1.    BUSINESS

        Unless otherwise specified, references to "United Natural Foods," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K ("Annual Report" or "Report") mean United Natural Foods, Inc. and all entities included in our consolidated financial statements. See the consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Report for information regarding our financial performance.

Overview

        We believe we are the leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-six distribution centers, representing approximately 6.2 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada which can be classified as follows:

  •
  independently owned natural products retailers, which include buying clubs;

  •
  supernatural chains, which consist solely of Whole Foods Market, Inc. ("Whole Foods Market");

  •
  conventional supermarkets and mass market chains; and

  •
  other, which includes foodservice and international customers outside of Canada.

        We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"), an organic certifying agency accredited by the United States Department of Agriculture ("USDA"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the United States, except our primarily specialty products distribution center in Leicester, Massachusetts. Four of our Canadian distribution centers are certified organic by either QAI or Ecocert Canada, while the remaining Canadian distribution center sells only Kosher foods and is therefore not certified organic.

        Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2002, our net sales have increased at a compounded annual growth rate ("CAGR") of 16.1%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; increased market share through our high-quality service and broader product selection, including specialty products, and the acquisition of, or merger with, natural organic, and specialty product distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.

        We have been the primary distributor to Whole Foods Market for more than fourteen years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Market Distribution, Inc. ("Whole Foods Distribution"), a wholly owned subsidiary of Whole Foods Market, previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions.

        In June 2010, we acquired certain Canadian food distribution assets (the "SDG assets") of the SunOpta Distribution Group business ("SDG") of SunOpta Inc. ("SunOpta"), through our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada") for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provided us with an immediate platform for growth in the Canadian market. During fiscal 2012, we utilized our UNFI Canada platform to further expand in the Canadian market, including through our acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011.

        The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into most of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past three fiscal years we have been awarded new business with a number of conventional supermarkets that previously had not done business with us because we did not distribute specialty products. We believe that the distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

        On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors, Inc. ("L&R Distributors") pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012 and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products. As a result of this divestiture, we recognized a non-cash impairment charge of $5.8 million related to land, building and equipment at our Harrison, Arkansas facility during the fourth quarter of fiscal 2011. During fiscal 2012, we recognized severance and other expenses related to this divestiture of approximately $5.1 million. In the fourth quarter of fiscal 2012, we sold the Harrison, Arkansas facility to a third party. See "Our Operating Structure—Wholesale Division" for further information regarding our distribution business.

        We operate thirteen natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). We also operate one natural products retail store, Drive Organics, in Vancouver, British Columbia. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.

        We are a Delaware corporation based in Providence, Rhode Island, and we conduct business through our various wholly owned subsidiaries. We operated twenty-six distribution centers at 2012 fiscal year end, and we believe that our approximately 6.2 million square feet of distribution space provide us with the largest capacity of any distributor of natural, organic and specialty products in the United States or Canada. In April 2012, we entered into a lease for a new 535,000 square foot facility in Aurora, Colorado to replace our two existing broadline distribution centers and an Albert's Organics, Inc. ("Albert's") distribution center.

The Natural Products Industry

        The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $90.8 billion in calendar 2011, a growth of $8.2 billion or approximately 9.9% from 2010. According to the National Association for the Specialty Food Trade, a leading specialty food industry trade publication, sales in calendar 2011 were $75.1 billion. We believe the growth rate of the natural products industry has outpaced the growth of the overall food-at-home industry as a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.

Our Operating Structure

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States; UNFI Canada, which is our natural, organic and specialty business in Canada; Albert's, which is a leading distributor within the United States of organically grown produce and non-produce perishable items; and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of Earth Origins, which operates our thirteen natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and our Blue Marble Brands product lines.

  Wholesale Division

        Our broadline distribution business is organized into three regions—our Eastern Region, our Western Region and our Canadian region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2012 fiscal year end, our Eastern Region operated eight distribution centers, which provided approximately 3.1 million square feet of warehouse space, our Western Region operated nine distribution centers, which provided approximately 2.5 million square feet of warehouse space and our Canadian Region operated five distribution centers, which provided approximately 0.3 million square feet of warehouse space.

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

  Retail Division

        We operate thirteen natural products retail stores through Earth Origins within the United States, nine of which are located in Florida, two in Maryland and one in Massachusetts. We also operate a natural products retail store in Vancouver, British Columbia that is reflected within our wholesale division. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service.

        We believe our natural products retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within Earth Origins and the breadth of our product selection.

        We believe that we benefit from certain advantages in acting as a distributor to our natural products retail stores, including our ability to:

  •
  control the purchases made by these stores;

  •
  expand the number of high-growth, high-margin product categories, such as produce and prepared foods, within these stores; and

  •
  stay abreast of the trends in the retail marketplace, which enables us to better anticipate and serve the needs of our wholesale customers.

        Additionally, as the primary natural products distributor to our retail locations, we realize significant economies of scale and operating and buying efficiencies. As an operator of natural products retail stores, we also have the ability to test market select products prior to offering them nationally. We can then evaluate consumer reaction to the product without incurring significant inventory risk. We also are able to test new marketing and promotional programs within our stores prior to offering them to our wholesale customer base.

  Manufacturing Division

        Our subsidiary, Woodstock Farms Manufacturing, specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections. We sell these items in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent owners. We operate an organic (USDA and QAI) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey.

        Our Blue Marble Brands product lines address certain needs or preferences of customers of our wholesale division, which are not otherwise being met by other suppliers. We carry over 15 brand names, representing over 600 unique products. Our Blue Marble Brands products are sold through our wholesale division, through third-party distributors in the natural, organic and specialty industry and directly to retailers. Our Field Day® brand is only sold to customers in our independent natural products retailer channel (or "independent retailers"), and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets which often have their own private label store brands.

Our Competitive Strengths

        We believe we distinguish ourselves from our competitors through the following strengths:

  We are the market leader with a nationwide presence in the United States and Canada.

        We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of local and regional customers, conventional supermarket chains, and the rapidly growing supernatural chain. The opening of our facility in Lancaster, Texas in September 2010 marked the extension of our distribution presence to a nation-wide level. We believe that our network of twenty-six distribution centers (including five in Canada) creates significant advantages over smaller and regional distributors. Our nationwide presence across the United States and Canada allows us to offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.

  We are an efficient distributor.

        We believe that our scale affords us significant benefits within a highly fragmented industry including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities as we seek to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Recent efficiency improvements include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes, all of which reduced expenses. We have made significant investments in our people, facilities, equipment and technology to broaden our footprint and enhance the efficiency of our operations. Key examples in the last three years include the following:

  •
  In September 2009, we commenced operations of a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee and Virginia.

  •
  In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution centers which provided a nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada.

  •
  In September 2010, we commenced operations at a new facility in Lancaster, Texas serving customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.

  •
  In October 2010 we began operating the former Whole Foods Distribution center in Aurora, Colorado.

  •
  During July 2011 we completed the integration of specialty food products into our nationwide platform.

  •
  Finally, in April 2012 we signed the lease for a new 535,000 square foot facility in Aurora, Colorado in order to consolidate all Aurora operations into one building, which is expected to become operational in the summer of 2013.

  We have extensive and long-standing customer relationships and provide superior service.

        Throughout the 36 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 14 years. A key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average distribution in-stock service level for fiscal 2012, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 98%. We believe that our high distribution service levels are attributable to our experienced purchasing departments and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.

  We have an experienced, motivated management team and employee base.

        Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our eleven executive officers has over nineteen years of experience in the retail, natural products or food distribution industry. In addition, we believe our employee base is highly motivated as our Employee Stock Ownership Trust beneficially owns approximately 4.2% of our outstanding common stock. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore, there is a substantial incentive to continue to generate strong growth in operating results in the future.

Our Growth Strategy

        We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business organically and through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, Earth Origins, Woodstock Farms Manufacturing, and specialty businesses, and during fiscal 2010, we acquired the assets that comprise UNFI Canada.

        Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. Our strategic plan also includes the roll-out of a national warehouse management and procurement system upgrade, which was launched in our Lancaster, Texas distribution center in September 2010 and subsequently implemented in our Ridgefield, Washington distribution center in July 2012. We expect this system to be rolled out in all of our distribution centers by the end of fiscal 2015. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins associated with increased sales to the conventional supermarket and supernatural channels.

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

  Expanding Our Customer Base

        As of July 28, 2012, we served more than 23,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the highly fragmented natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, which commenced with the integration of our York, Pennsylvania facility in April 2009, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. In fiscal 2010 we gained new business from a number of conventional supermarket customers, including Giant-Landover, Shop-Rite and Kings, partially as a result of our complementary product selection. In part as a result of our product breadth, in fiscal 2011 we were awarded new business from several other conventional supermarket customers, including Giant Eagle and Safeway. We began shipping to Safeway nationally in October 2011.

  Increasing Our Market Share of Existing Customers' Business

        We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of specialty product offerings, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to accelerate our sales growth within the conventional supermarket, supernatural and independent channels.

  Continuing to Improve the Efficiency of Our Nationwide Distribution Network

        We have invested approximately $211 million in our distribution network and infrastructure over the past five fiscal years. We achieved a nationwide footprint in September 2010 with the opening of our facility in Lancaster, Texas. Our Lancaster facility was the first facility to use our national supply chain platform and warehouse management system and our Ridgefield, Washington facility began using this system in July 2012. We plan to implement this system throughout our network by the end of fiscal 2015 which we believe will further enhance the efficiency of our network. Although our distribution network services all markets in the United States and Canada, we intend to continue to selectively evaluate opportunities to build or lease new facilities or to acquire distributors to better serve existing markets, such as our new lease for a 535,000 square foot facility in Aurora, Colorado which is expected to become operational in the summer of 2013 and will consolidate three existing distribution centers.

        Further, we will strive to continue to maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with incremental fixed cost leverage, should lead to continued improvements in our operating margin.

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

  Continuing to Selectively Pursue Opportunistic Acquisitions

        Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since 2000, we have successfully completed ten acquisitions of distributors, manufacturers and suppliers, two acquisitions of natural products retail stores and eleven acquisitions of branded product lines as of July 28, 2012. Subsequent to the end of the 2012 fiscal year, we completed three additional acquisitions of small distributors, which will be folded into our existing operations. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency or add additional products and capabilities.

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

Our Customers

        We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2012:

  •
  Whole Foods Market, the largest supernatural chain in the United States and Canada; and

  •
  conventional supermarket chains, including Safeway, Kroger, Wegmans, Haggen, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Food Lion, Bashas', Shop-Rite, Rainbow, Lowe's, Kings, Publix and Fred Meyer.

        Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2012, and accounted for approximately 36% of our net sales. In October 2006, we announced a seven-year distribution agreement with Whole Foods Market, which commenced on September 26, 2006. In June 2010 we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we currently serve as the primary distributor. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.

        On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions.

        The following table lists the percentage of sales by customer type for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010:

	Percentage of Net Sales
Customer Type	2012	2011	2010
Independently owned natural products retailers	35%	37%	40%
Supernatural chains	36%	36%	35%
Conventional supermarkets and mass market chains	24%	22%	21%
Other	5%	5%	4%

        We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately five percent of our business in both fiscal 2012 and 2011. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to grow our Canadian operations.

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

        Our trade marketing programs include:

  •
  wholesale tri-annual catalogs, which serve as a primary reference guide and ordering tool for retailers.

  •
  a website for retailers with category management tools, retail staff development resources and other resources designed to help our customers succeed.

  •
  a variety of programs designed to feature suppliers and generate volume sales.

  •
  monthly specials catalogs that highlight promotions and new product introductions.

  •
  specialized catalogs for holiday promotions and to serve other customer needs.

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

Our Products

        Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our branded product lines address certain needs or preferences of our customers, which in certain cases are not otherwise being met by other suppliers.

        We continuously evaluate potential new private branded and other products based on both existing and anticipated trends in consumer preferences and buying patterns. Our buyers regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also actively solicit suggestions for new products from our customers. We make the majority of our new product decisions at the regional level. We believe that our purchasing practices allow our regional buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, many of the new products that we offer are marketed on a regional basis or in our own natural products retail stores prior to being offered nationally, which enables us to evaluate local consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.

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

Our Suppliers

        We purchase our products from more than 4,800 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 6% of our total purchases in fiscal 2012. However, the product categories we purchase from Hain can be purchased from a number of other suppliers. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases.

        We have positioned ourselves as the largest purchaser of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, many of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $24.0 million as of July 28, 2012.

Our Distribution System

        We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundreds of miles away. The opening of our Lancaster, Texas distribution center significantly reduced the miles driven associated with servicing the customers of that facility as many of those customers were previously serviced from our Aurora, Colorado facility. We believe that we incur lower inbound freight expense than our regional competitors, because our scale allows us to buy full and partial truckloads of products. When financially advantageous, we backhaul between our distribution centers and satellite, staging facilities using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers if needed, which helps ensure products are sold prior to their expiration date.

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

Our Focus on Technology

        We have made a significant investment in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our trucks. We will continue the roll-out of our new national supply chain platform and warehouse management system, which was first launched in our new Lancaster, Texas facility and is now being implemented distribution center by distribution center. Most recently, we launched our national supply chain platform and warehouse management system in our Ridgefield, Washington facility in July 2012. We expect to complete this roll-out by the end of fiscal 2015.

Intellectual Property

        We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.

Competition

        Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"), which acquired Tree of Life Distribution, Inc. ("Tree of Life") in January 2010. In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life has also earned QAI certification. We also compete in the United States with over 200 smaller regional and local distributors of natural, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.

        We believe that distributors in the natural and specialty products industries primarily compete on distribution service levels, product quality, depth of inventory selection, price and quality of customer service. We believe that we currently compete effectively with respect to each of these factors.

        Our natural products retail stores compete against other natural products outlets, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location. We believe that we currently compete effectively with respect to each of these factors.

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

        Our operations do not generally subject us to federal, provincial, state and local environmental laws and regulations. However, certain of our distribution centers have above-ground storage tanks for hydrogen fuel, diesel fuel and other petroleum products, which are subject to laws regulating such storage tanks.

        We believe that we are in material compliance with all federal, provincial, state and local laws applicable to our operations.

Employees

        As of July 28, 2012, we had approximately 7,000 full and part-time employees, 434 of whom (approximately 6.2%) are covered by collective bargaining agreements at our Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa and Dayville, Connecticut facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa and Dayville, Connecticut agreements expire in June 2014, March 2014, June 2014 and July 2014, respectively. We are currently in mediation with our Auburn, Washington employees in an effort to enter into a new collective bargaining agreement. The employees in this location have authorized a work stoppage in the event we are unable to come to an agreement; however, we are unable to predict whether or not a work stoppage will occur. We have never experienced a work stoppage by our unionized employees, and we believe that our relations with our employees are good, despite the current lack of an agreement with employees in our Auburn, Washington facility.

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

Executive Officers of the Registrant

        Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 26, 2012 are listed below:

Name	Age	Position
Steven L. Spinner	52	President and Chief Executive Officer
Mark E. Shamber	43	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	61	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean Griffin	53	Senior Vice President, Group President, Supply Chain, Distribution and National Sales
Eric A. Dorne	51	Senior Vice President and Chief Information Officer
Thomas A. Dziki	51	Senior Vice President, Chief Human Resource and Sustainability Officer
Craig H. Smith	53	President of the Eastern Region
Donald P. McIntyre	57	President of the Western Region
David A. Matthews	47	Senior Vice President, National Sales and President of UNFI International
Thomas Grillea	56	President of Select Nutrition Distributors and Earth Origins Market
Christopher P. Testa	42	President of Blue Marble Brands and Woodstock Farms Manufacturing

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

        Sean Griffin has served as our Senior Vice President, Group President for Supply Chain, Distribution and National Sales since June 2012, and as our Senior Vice President, National Distribution from January 2010 to June 2012. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. In this role he managed over ten divisions and $2 billion in sales. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.

        Eric Dorne has served as our Senior Vice President and Chief Information Officer since September 2011. Prior to joining us, Mr. Dorne was Senior Vice President and Chief Information Officer for The Great Atlantic & Pacific Tea Company, Inc., the parent company of the A&P, Pathmark, SuperFresh, Food Emporium and Waldbaum's supermarket chains located in the Eastern United States from January 2011 to August 2011, and Vice President and Chief Information Officer from August 2005 to January 2011. In his more than thirty years at The Great Atlantic & Pacific Tea Company, Mr. Dorne held various executive positions including Vice President of Enterprise IT Application Management and Development, Vice President of Store Operations Systems and Director of Retail Support Services.

        Thomas A. Dziki has served as our Senior Vice President, Chief Human Resource and Sustainability Officer since August 2010. Prior to August 2010, Mr. Dziki served as our Senior Vice President of Sustainable Development since January 2010, as our Vice President of Sustainable Development since June 2009, and as National Vice President of Real Estate and Construction since August 2006. Prior to that time, Mr. Dziki had served as President of Woodstock Farms Manufacturing and Select Nutrition from December 2004 until August 2006, Corporate Vice President of Special Projects from December 2003 to November 2004 and as our Manager of Special Projects from May 2002 to December 2003. Prior to joining us, Mr. Dziki served as a private consultant to our company, our subsidiaries, Woodstock Farms Manufacturing, Earth Origins, Albert's, and our predecessor company, Cornucopia Natural Foods, Inc., from 1995 to May 2002.

        Craig H. Smith has served as our President of the Eastern Region since December 2010. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. In his seventeen years at U.S. Foodservice, Mr. Smith held various executive positions including SVP Street Sales, North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at food service industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.

        Donald P. McIntyre has served as our President of the Western Region since July 2012. Prior to joining us, Mr. McIntyre served as President and CEO of Claridge Foods from March 2006 to January 2012. Mr. McIntyre also held several senior positions within subsidiaries of Sara Lee Corporation, including President and CEO of Sara Lee Coffee & Tea from April 2004 to March 2006, and CFO of Sara Lee Coffee & Tea from August 2002 to March 2004.

        David A. Matthews has served as our Senior Vice President, National Sales since July 2012, and President of UNFI International with responsibility for our Canadian and other international operations since September 2010. From June 2009 to September 2010 he was our President of the Eastern Region. Prior to joining us, Mr. Matthews served as President and CEO of Progressive Group Alliance ("ProGroup"), a wholly owned subsidiary of PFG from January 2007 to May 2009, as Chief Financial Officer of ProGroup from December 2004 to January 2007, and as Senior Vice President of Finance and Technology of ProGroup from July 2000 to December 2004.

        Thomas Grillea has served as our President of Earth Origins Market since May 2008 and President of Select Nutrition Distributors since September 2007. Mr. Grillea also served as our President of Woodstock Farms Manufacturing from May 2009 to September 2012. Mr. Grillea served as our General Manager for Select Nutrition Distributors from September 2006 to September 2007. Prior to joining us, Mr. Grillea served in a management capacity for Whole Foods Market from 2004 through 2005, and in various management capacities for American Health and Diet Centers and the Vitamin Shoppe from 1998 through 2003.

        Christopher P. Testa has served as our President of Woodstock Farms Manufacturing since September 2012 and President of Blue Marble Brands since August 2009. Prior to joining us, Mr. Testa served as Vice President of Marketing for Cadbury Schweppes Americas Beverages from August 2002 to May 2005 and as CEO of Wild Waters, Inc. from May 2005 to August 2009.

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

        Whole Foods Market accounted for approximately 36% of our net sales in fiscal 2012. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our amended distribution agreement which expires on September 25, 2020. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.

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

        We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. We cannot assure you that mass market grocery distributors will not increase their emphasis on natural products and more directly compete with us including through self-distribution of particular items or purchases of particular items directly from suppliers or that new competitors will not enter the market. These distributors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

We cannot assure you that we will be able to compete effectively against current and future competitors.

  Our investment in information technology may not result in the anticipated benefits.

        Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Following the start-up inefficiencies associated with the initial implementation of our technological initiatives in our Lancaster, Texas distribution center during fiscal 2011, we revised the timeline for the broader implementation of our proposed technological developments and now expect to complete the roll-out by the end of fiscal 2015. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our revised plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have an adverse effect on our business, financial condition or results of operations.

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

        Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have material adverse effect on our business, financial condition, results of operations or cash flows. During periods of economic weakness, like those we experienced during fiscal 2009 and the first half of fiscal 2010, small to medium-sized businesses, like many of our independently owned natural products retailer customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

  Our acquisition strategy may adversely affect our business.

        A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of natural, organic and specialty products. We also continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including an inability to successfully identify suitable acquisition candidates or consummate such potential acquisitions. To the extent that our future growth includes acquisitions, we cannot assure you that we will not overpay for acquisitions, lose key employees of acquired companies, or fail to achieve potential synergies or expansion into new markets as a result of our acquisitions. Therefore, future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including, among other things:

  •
  maintaining the customer and supplier base;

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

        The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution centers or expand our existing distribution centers, make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

  Increased fuel costs may adversely affect our results of operations.

        Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of July 28, 2012, we had forward diesel fuel commitments totaling approximately $16 million through July 2013. Our commitments through July 2013 were entered into at prevailing rates during June 2012. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

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

        In May 2012, we amended and restated our revolving credit facility pursuant to which we now have a $500 million secured revolving credit facility which matures on May 24, 2017; of which up to $450.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. The borrowings of the US portion of the credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian over advance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an initial margin of 1.50% (the "CDOR rate"). All other borrowings on the Canadian portion of the credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin.

        As of July 28, 2012, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Revenues," was $483.7 million, with remaining availability of $341.8 million. During fiscal 2012, we used borrowings under our amended and restated revolving credit facility to pay off our term loan and refinance existing indebtedness under the predecessor revolving credit facility.

        In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up front to purchase products that we will sell over a multi-month time period. In the event that our cost of capital increases, such as during a period in which we are not in compliance with the fixed charge coverage ratio covenants under our revolving credit facility, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

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

        In addition, our revolving credit facility requires that we comply with various financial tests and imposes certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends. Failure to comply with these covenants could have an adverse effect on our business, financial condition or results of operations.

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

  •
  public perception of the benefits of natural and organic products when compared to similar conventional products;

  •
  fluctuation of natural product prices due to competitive pressures;

  •
  personnel changes;

  •
  general economic conditions including inflation;

  •
  supply shortages, including a lack of an adequate supply of high-quality agricultural products due to poor growing conditions, water shortages, natural disasters or otherwise;

  •
  volatility in prices of high-quality agricultural products resulting from poor growing conditions, water shortages, natural disasters or otherwise; and

  •
  future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

        Due to the foregoing factors, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and that such comparisons cannot be relied upon as indicators of future performance.

  Conditions beyond our control can interrupt our supplies and increase our product costs.

        We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, which we purchase from more than 4,800 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In the summer months of 2012, certain agricultural areas of the United States and Mexico have experienced severe drought. The impact of this drought is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors.

  We are subject to significant governmental regulation.

        Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

  •
  the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;

  •
  our warehouse and distribution centers are subject to inspection by the USDA and state health authorities; and

  •
  the United States Department of Transportation and the United States Federal Highway Administration regulate our United States trucking operations.

        Our Canadian operations are similarly subject to extensive regulation, including the English and French dual labeling requirements applicable to products that we distribute in Canada. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations. In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations. If we were to manufacture or distribute foods that are or are perceived to be contaminated, any resulting product recalls could have an adverse effect on our business, financial condition or results of operations. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could impose material costs on us which we may be unable to pass on to our customers.

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

        As of July 28, 2012 we had approximately 7,000 full and part-time employees, 434 of whom (approximately 6.2%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts, Iowa City, Iowa and Dayville, Connecticut facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa and Dayville, Connecticut agreements expire in June 2014, March 2014, June 2014 and July 2014, respectively. We have in the past been the focus of union-organizing efforts, and it is likely that we will be the focus of similar efforts in the future.

        As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. Although we have not experienced a work stoppage to date, if additional employees were to unionize or we are not successful in reaching agreement with our union employees when their agreements expire (like is the case currently in our Auburn, Washington location), we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

        Our collective bargaining agreement with our employees at our Auburn, Washington facility expired in August 2012, and to date we have been unsuccessful in negotiating a new agreement with these employees, despite employing the services of the Federal Mediation Service. If we are unable to reach an agreement with these employees, it is possible that the employees could strike as the union employees have authorized a work stoppage. In that event, it would be necessary for us to hire replacement workers to continue to meet our obligations to our customers. The costs to hire replacement workers would negatively impact the profitability of our Auburn, Washington facility, and depending on the length of time that we are required to employ replacement workers these costs could be significant.

  We may fail to establish sufficient insurance reserves and adequately estimate for future workers' compensation and automobile liabilities.

        We are primarily self-insured for workers' compensation and automobile liability insurance. We believe that our workers' compensation and automobile insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the cost of workers' compensation insurance and automobile insurance fluctuates based upon our historical trends, market conditions and availability.

        Any projection of losses concerning workers' compensation and automobile insurance is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that is not covered by our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. We have purchased stop loss coverage from third parties, which limits our exposure above the amounts we have self-insured.

  The market price for our common stock may be volatile.

        At times, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

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

  •
  publication of research reports about us, the benefits of organic and natural products, or the organic or natural food and non-food product distribution industries generally;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We maintained twenty-six distribution centers at July 28, 2012 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 6.2 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry.

        Set forth below for each of our distribution centers is its location and the expiration of leases as of July 28, 2012 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned
Auburn, Washington	August 2019
Aurora, Colorado	October 2012
Aurora, Colorado	January 2013
Aurora, Colorado	July 2015
Bridgeport, New Jersey	Owned
Burnaby, British Columbia	October 2013
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire	Owned
Concord, Ontario	December 2014
Dayville, Connecticut	Owned
Greenwood, Indiana	Owned
Iowa City, Iowa	Owned
Lancaster, Texas	July 2020
Leicester, Massachusetts	May 2013
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2015
New Oxford, Pennsylvania	Owned
Philadelphia, Pennsylvania	January 2014
Richmond, British Columbia	August 2022
Ridgefield, Washington	Owned
Rocklin, California	Owned
Sarasota, Florida	July 2017
Scotstown, Quebec	Owned
St. Laurent, Quebec	August 2012
Vernon, California	Owned
York, Pennsylvania	May 2020

        We lease facilities to operate thirteen natural products retail stores through our Earth Origins division in Florida, Maryland and Massachusetts and one retail store through our UNFI Canada division, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2013.

        We lease office space in Santa Cruz, California, Chesterfield, New Hampshire, Uniondale, New York, Richmond, Virginia, and Providence, Rhode Island, the site of our corporate headquarters. Our leases have been entered into upon terms that we believe to be reasonable and customary. We own office space in Dayville, Connecticut.

        We also lease a warehouse facility in Minneapolis, Minnesota that we acquired in connection with our acquisition of Roots & Fruits Produce Cooperative in 2005. This facility is currently being subleased under an agreement that expires concurrently with our lease termination in November 2016. We also lease offsite storage space near certain of our distribution facilities. We have also entered into a lease that expires July 2028 for a property in Aurora, Colorado which will become our new distribution center. We expect this distribution center to become operational in the summer of 2013.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in routine litigation that arises in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

        The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2012	High	Low
First Quarter	$42.53	$35.07
Second Quarter	44.68	32.83
Third Quarter	50.37	43.81
Fourth Quarter	55.86	47.98
Fiscal 2011
First Quarter	$37.48	$32.65
Second Quarter	39.85	34.78
Third Quarter	46.05	36.71
Fourth Quarter	45.34	39.52

        On July 28, 2012, we had 86 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.

        We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business, and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing revolving credit facility restrict us from making any cash dividends unless certain conditions and financial tests are met.

        We did not repurchase any shares during the fourth quarter ended July 28, 2012.

Comparative Stock Performance

        The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 28, 2007 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

        The index of Food Distributors and Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation. PFG was removed from the Peer Group in 2008 following its acquisition by another company.

        This performance graph shall not be deemed "soliciting material" or be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among United Natural Foods, Inc., the NASDAQ Composite Index,
and Index of Food Distributors and Wholesalers

*
$100 invested on 7/28/07 in stock or 7/31/07 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

Consolidated Statement of Income Data:(1)	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008
					(53 weeks)
	(In thousands, except per share data)
Net sales	$5,236,021	$4,530,015	$3,757,139	$3,454,900	$3,365,857
Cost of sales	4,320,018	3,705,205	3,060,208	2,794,419	2,731,965

Gross profit	916,003	824,810	696,931	660,481	633,892
Operating expenses	755,744	688,859	582,029	550,560	541,413
Restructuring and asset impairment expense	5,101	6,270	—	—	—

Total operating expenses	760,845	695,129	582,029	550,560	541,413

Operating income	155,158	129,681	114,902	109,921	92,479
Other expense (income):
Interest expense	4,734	5,000	5,845	9,914	16,133
Interest income	(715)	(1,226)	(247)	(450)	(768)
Other, net	356	(528)	(2,698)	275	(82)

Total other expense	4,375	3,246	2,900	9,739	15,283

Income before income taxes	150,783	126,435	112,002	100,182	77,196
Provision for income taxes	59,441	49,762	43,681	40,998	28,717

Net income	$91,342	$76,673	$68,321	$59,184	$48,479

Per share data—Basic:
Net income	$1.87	$1.62	$1.58	$1.38	$1.14

Weighted average basic shares of common stock	48,766	47,459	43,184	42,849	42,690

Per share data—Diluted:
Net income	$1.86	$1.60	$1.57	$1.38	$1.13

Weighted average diluted shares of common stock	49,100	47,815	43,425	42,993	42,855

Consolidated Balance Sheet Data:	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009	August 2, 2008
	(In thousands)
Working capital	$612,700	$381,071	$194,190	$169,053	$110,897
Total assets	1,493,946	1,400,988	1,250,799	1,058,550	1,084,483
Total long-term debt and capital leases, excluding current portion	635	986	48,433	53,858	58,485
Total stockholders' equity	$978,716	$869,667	$630,447	$544,472	$480,050

(1)
Includes the effect of acquisitions from the date of acquisition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other "forward-looking" information.

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

  •
  our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on the sales;

  •
  our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

  •
  our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers;

  •
  increased fuel costs;

  •
  our sensitivity to inflationary and deflationary pressures;

  •
  the relatively low margins and economic sensitivity of our business;

  •
  the potential for disruptions in our supply chain by circumstances beyond our control;

  •
  the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors; and

  •
  management's allocation of capital and the timing of capital expenditures.

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

Overview

        We believe we are the leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our twenty-six distribution centers, representing approximately 6.2 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 23,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.

        Our operations are comprised of three principal operating divisions. These operating divisions are:

  •
  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, and Select Nutrition, which distributes vitamins, minerals and supplements;

  •
  our retail division, consisting of Earth Origins, which operates our thirteen natural products retail stores within the United States; and

  •
  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

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

        We have been the primary distributor to Whole Foods Market for more than fourteen years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions and to become their primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States and have amended our distribution agreement with Whole Foods Market effective

October 2010 to include these regions. Whole Foods Market accounted for approximately 36% of our net sales for the years ended July 28, 2012 and July 30, 2011.

        In June 2010, we acquired the SDG assets of SunOpta through our wholly-owned subsidiary, UNFI Canada for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provides us with an immediate platform for growth in the Canadian market. During fiscal 2012, we utilized our UNFI Canada platform to further expand in the Canadian market, including through our purchase of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011.

        The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into most of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets since fiscal 2010 that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling. On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012, and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products.

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

        Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At July 28, 2012, our distribution capacity totaled approximately 6.2 million square feet. In September 2009, we commenced operations of a new facility in Charlotte, North Carolina serving Albert's customers in North Carolina, South Carolina, Georgia, Tennessee and Virginia. In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution centers which provided nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United

States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado distribution center, which was at capacity, in serving customers in Colorado, Utah, Arizona and New Mexico. In April 2012, we leased a new 535,000 square foot distribution center in Aurora, Colorado which is expected to become operational in the summer of 2013 and will replace our existing two broadline distribution centers, an Albert's distribution center and an off-site storage location.

        Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income and miscellaneous income and expenses.

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

  Allowance for doubtful accounts

        We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $305.2 million and $257.1 million, net of the allowance for doubtful accounts of $6.2 million and $4.5 million, as of July 28, 2012 and July 30, 2011, respectively. Our notes receivable balances were $3.7 million and $5.0 million, net of the allowance for doubtful accounts of $0.7 million and $1.3 million, as of July 28, 2012 and July 30, 2011, respectively.

  Insurance reserves

        We are primarily self-insured for workers' compensation, and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $19.5 million and $17.5 million as of July 28, 2012 and July 30, 2011, respectively.

  Valuation of goodwill and intangible assets

        We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, which are at or one level below the operating segment level. Beginning in fiscal 2012, the first step in our annual assessment of each of our reporting units is a qualitative assessment as allowed under ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), unless we believe it is more likely than not that a reporting unit's fair value is less than the carrying value. In order to qualify for an exclusion from the quantitative two-step goodwill test, the thresholds used by the Company for this determination are that a reporting unit must (1) have passed its previous two-step test with a margin of calculated fair value versus carrying value of at least 10%, (2) have had no significant changes to its working capital structure, and (3) have current year income streams which are at least 85% of prior year amounts. For reporting units which do not meet this exclusion, the quantitative goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

        During the first quarter of the 2011 fiscal year, we performed a test for goodwill impairment as a result of the expected change in future cash flows for certain of our branded product lines within our Blue Marble Brands reporting unit, and determined that no impairment existed. As of July 28, 2012, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 91% of our goodwill is within our wholesale reporting unit. Both our wholesale distribution reporting unit and our Earth Origins Market reporting unit were evaluated under the qualitative guidelines described above and did not require the quantitative two-step test. Our Blue Marble Brands and Woodstock Farms Manufacturing reporting units were subject to the two-step quantitative test, and each exceeded their carrying values by more than 10%, and were not considered at risk of failing the first step of the goodwill impairment test. We believe that these projected results are achievable, though these assumptions are based upon our current business model and may be negatively affected if we attempt to dispose of any of our brands, stores or facilities or substantially change how we market and sell our products. For all of our assessments, the weighted average cost of capital used in calculating the present value of future cash flows was 12.0%. Total goodwill as of July 28, 2012 and July 30, 2011 was $193.7 million and $191.9 million, respectively.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. As of our most recent annual impairment test, the fair value of our indefinite lived intangible assets was in excess of their carrying value. The fair value of our indefinite-lived intangible assets related to our branded product lines was more than 100% in excess of its carrying value. During fiscal 2012, our long-term plans related to the trade name of a portion of our Canadian wholesale distribution business evolved, and we decided to phase out this trade name. As a result, we will begin amortizing this trade name over a period of ten years. As the underlying business will not be changing significantly but rather we will simply be phasing out the trade name, it was not tested for impairment. The projections used in the impairment assessment for the branded product line asset group assume sales growth of approximately 10% per year, with gross margin and operating expenses which on average approximate current levels as a percentage of sales. We believe these projections are reasonable based on our historical trends and expectation of future results. Total indefinite lived intangible assets as of July 28, 2012 and July 30, 2011 were $28.2 million and $28.9 million, respectively.

        Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances indicating that the carrying value of our finite-lived intangibles are not recoverable during 2012. Total finite-lived intangible assets as of July 28, 2012 and July 30, 2011 were $24.3 million and $29.5 million, respectively.

        The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Results of Operations

        The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Year ended
	July 28, 2012	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.5%	81.8%	81.5%

Gross profit	17.5%	18.2%	18.5%

Operating expenses	14.4%	15.2%	15.4%
Restructuring and asset impairment expenses	0.1%	0.1%	0.0%

Total operating expenses	14.5%	15.3%	15.4%

Operating income	3.0%	2.9%	3.1%

Other expense (income):
Interest expense	0.1%	0.1%	0.2%
Interest income	0.0%	0.0%	0.0%
Other, net	0.0%	0.0%	(0.1%)

Total other expense	0.1%	0.1%	0.1%

Income before income taxes	2.9%	2.8%	3.0%
Provision for income taxes	1.1%	1.1%	1.2%

Net income	1.8%	1.7%	1.8%

Fiscal year ended July 28, 2012 compared to fiscal year ended July 30, 2011

  Net Sales

        Our net sales for the fiscal year ended July 28, 2012 increased approximately 15.6%, or $706.0 million, to a record $5.2 billion for the year ended July 28, 2012 from $4.5 billion for the year ended July 30, 2011. This increase was primarily due to growth in our wholesale segment of $702.8 million, which includes net sales from a national conventional supermarket customer that began shipping in October 2011 and the strong performance of our UNFI Canada division. Our organic growth (sales growth excluding the impact of acquisitions) is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. We believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. Our net sales for the fiscal year ended July 28, 2012 were also favorably impacted by moderate price inflation.

        In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $25.4 million in incremental net sales resulting from expanded distribution to Whole Foods Market during fiscal 2012 following the acquisition of Whole Foods Distributions's Southwest and Rocky Mountain distribution business and expanded distribution agreement with Whole Foods Market in the first quarter of fiscal 2011 and approximately $4.2 million in sales resulting from our acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011.

        Our net sales by customer type for the years ended July 28, 2012 and July 30, 2011 were as follows (in millions):

Customer Type	2012 Net Sales	% of Total Net Sales	2011 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$1,847	35%	$1,693	37%
Supernatural chains	1,883	36%	1,627	36%
Conventional supermarkets	1,246	24%	991	22%
Other	260	5%	219	5%

Total	$5,236	100%	$4,530	100%

        Net sales to our independent retailer channel increased by approximately $154 million, or 9.1% during the year ended July 28, 2012 compared to the year ended July 30, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.

        Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the year ended July 28, 2012 increased by approximately $256 million or 15.8% over the prior year and accounted for approximately 36% of our total net sales for the years ended July 28, 2012 and July 30, 2011. The increase in sales to Whole Foods Market is primarily due to the increases in same-store sales, and to a lesser extent, the expanded primary distribution agreement noted above.

        Net sales to conventional supermarkets for the year ended July 28, 2012 increased by approximately $255 million, or 25.7% from fiscal 2011 and represented approximately 24% of total net sales in fiscal 2012 compared to 22% in fiscal 2011. The increase in net sales to conventional supermarkets is primarily due to a large national customer which we began servicing during the first quarter of fiscal 2012, as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

        Other net sales, which include sales to foodservice and sales from the United States to countries other than Canada, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $41 million or 18.7% during the fiscal year ended July 28, 2012 over the prior fiscal year and accounted for approximately 5% of total net sales in fiscal 2012 and fiscal 2011.

        As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2013 to grow over fiscal 2012. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced in the second half of fiscal 2012 will contribute to our projected net sales growth in fiscal 2013.

  Gross Profit

        Our gross profit increased approximately 11.1%, or $91.2 million, to $916.0 million for the year ended July 28, 2012, from $824.8 million for the year ended July 30, 2011. Our gross profit as a percentage of net sales was 17.5% for the year ended July 28, 2012 and 18.2% for the year ended July 30, 2011. The change in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second quarter of fiscal 2010 as well as higher inventory shrink related to perishable items and improper storage of products in certain categories, and use of third parties for inbound freight during fiscal 2012, partially offset by higher fuel surcharge revenue during the year ended July 28, 2012.

        Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the year ended July 28, 2012 approximately $512 million of our total net sales growth of $706 million was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 60% of our total net sales in fiscal 2012 were to the conventional supermarket and supernatural channels compared to approximately 58% in fiscal 2011. This change in sales mix from 2011 to 2012 resulted in lower gross profits as a percentage of sales during fiscal 2012. We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.

        We expect that our growth with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates, particularly during the time period when we are on-boarding new business and incurring costs of hiring and training additional associates and increasing inventory levels before a new customer has reached expected purchasing levels. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure.

  Operating Expenses

        Our total operating expenses increased approximately 9.5%, or $65.7 million, to $760.8 million for the year ended July 28, 2012, from $695.1 million for the year ended July 30, 2011. The increase in total operating expenses for the year ended July 28, 2012 was primarily due to higher sales volume, $5.1 million of severance and other restructuring expenses associated with the divestiture of our conventional non-food and general merchandise lines of business and $1.6 million in start-up expenses incurred in connection with onboarding a large national conventional supermarket customer. Operating expenses for the year ended July 30, 2011 included $6.3 million in restructuring and asset impairment charges associated with the divestiture of our conventional non-foods and general merchandise lines of business.

        Total operating expenses for fiscal 2012 include share-based compensation expense of $11.4 million, compared to $9.2 million in fiscal 2011. Share-based compensation expense for the years ended July 28, 2012 and July 30, 2011 includes approximately $1.7 million and $0.7 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those various periods ended July 28, 2012 and July 30, 2011. During fiscal 2012, $0.4 million was recognized related to a new performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of our executive leadership team. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As a percentage of net sales, total operating expenses decreased to approximately 14.5% for the year ended July 28, 2012, from approximately 15.3% for the year ended July 30, 2011. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher fixed cost coverage due to higher sales, as well as expense control programs across all of our divisions. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures. Our expansion into Lancaster, Texas, where our facility began servicing customers in late September 2010, has helped to further reduce our fuel costs as a percentage of net sales as we are able to reduce the number of miles traveled to serve our customers in Texas, Oklahoma, New Mexico, Arkansas and Louisiana who were previously primarily served from our facility in Denver, Colorado. These improvements in our operating expenses were offset in part by higher health insurance costs, higher workers' compensation costs and the above described higher share-based compensation costs. We expect that we will be able to continue to reduce our operating expenses as we continue the roll-out of our supply chain initiatives including a national warehouse management and procurement system, which was first launched in the Lancaster, Texas facility in September 2010, launched in the Ridgefield, Washington facility in July 2012 and is expected to be rolled out in all of our distribution centers by the end of fiscal 2015.

  Operating Income

        Operating income increased approximately 19.7%, or $25.5 million, to $155.2 million for the year ended July 28, 2012, from $129.7 million for the year ended July 30, 2011. As a percentage of net sales, operating income was 3.0% for the year ended July 28, 2012 compared to 2.9% for the year ended July 30, 2011. The increase in operating income is primarily attributable to sales growth and lower operating expenses as a percentage of net sales during fiscal 2012 compared to fiscal 2011.

  Other Expense (Income)

        Other expense (income) increased $1.2 million to $4.4 million for the year ended July 28, 2012, from $3.2 million for the year ended July 30, 2011. Interest expense for the year ended July 28, 2012 decreased to $4.7 million from $5.0 million in the year ended July 30, 2011, but was negatively impacted by $0.3 million related to the settlement in the fourth quarter of fiscal 2012 of the interest rate swap that we entered into in July 2005 in connection with our term loan that we paid off in May 2012. The decrease in interest expense was due primarily to lower average debt levels during the year. Interest income for the year ended July 28, 2012 decreased to $0.7 million from $1.2 million in the year ended July 30, 2011, primarily as a result of lower average cash balances during the year.

  Provision for Income Taxes

        Our effective income tax rate was 39.4% for the years ended July 28, 2012 and July 30, 2011. Our effective income tax rate in both fiscal years was primarily affected by state taxes in the states in which we operate.

  Net Income

        Reflecting the factors described in more detail above, net income increased $14.7 million to $91.3 million, or $1.86 per diluted share, for the year ended July 28, 2012, compared to $76.7 million, or $1.60 per diluted share on a lower share base, for the year ended July 30, 2011.

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

        In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $200.7 million in sales from UNFI Canada, which includes the SDG assets acquired during the fourth quarter of fiscal 2010, and approximately $131.6 million in incremental sales to Whole Foods Market due to the acquisition of Whole Foods Distribution's Southwest and Rocky Mountain distribution business in the first quarter of fiscal 2011 and our expanded distribution agreement in October 2010.

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

  Gross Profit

        Our gross profit increased approximately 18.3%, or $127.9 million, to $824.8 million for the year ended July 30, 2011, from $696.9 million for the year ended July 31, 2010. Our gross profit as a percentage of net sales was 18.2% for the year ended July 30, 2011 and 18.5% for the year ended July 31, 2010. The change in gross profit as a percentage of net sales is primarily due to the change in the mix of net sales by channel that began during the second fiscal quarter of 2010 and start up costs related to inventory issues and incremental freight and service costs incurred during the first half of fiscal 2011 in connection with the initial period of operations of our Lancaster, Texas distribution center, partially offset by higher fuel surcharge revenue during the year ended July 30, 2011.

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

  Operating Expenses

        Our total operating expenses increased approximately 19.4%, or $113.1 million, to $695.1 million for the year ended July 30, 2011, from $582.0 million for the year ended July 31, 2010. The increase in total operating expenses for the year ended July 30, 2011 was primarily due to higher sales volume including sales through our UNFI Canada subsidiary, $4.4 million of labor and other expenses associated with the September 2010 opening of our Lancaster, Texas facility and incremental start up inefficiencies which continued through January 2011, $0.6 million for severance payments for former executives and $6.3 million in restructuring and asset impairment charges associated with the divestiture of our conventional non-foods and general merchandise lines of business.

        Unallocated corporate expenses have increased $2.0 million during the year ended July 30, 2011 compared to the year ended July 31, 2010, primarily due to the continued development of a national platform across many functional areas including warehouse management, inbound logistics and category management.

        Total operating expenses for fiscal 2011 include share-based compensation expense of $9.2 million, compared to $8.1 million in fiscal 2010. Share-based compensation expense for the years ended July 30, 2011 and July 31, 2010 includes approximately $0.7 million and $1.0 million, respectively, in expense related to the performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those various periods ended July 30, 2011 and July 31, 2010. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

        We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $70 million to $100 million in cash flow from operations per year for the 2013 and 2014 fiscal years. We intend to continue to utilize this cash generated from operations to pay down our debt levels, and fund working capital and capital expenditure needs. We intend to manage capital expenditures to no more than approximately 1.3% of net sales for fiscal 2013.

        In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This credit facility also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the US portion of the credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%, or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%, or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of July 28, 2012, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $483.7 million. As of July 28, 2012, we had $115.0 million outstanding under our credit facility, $24.0 million in letter of credit commitments and $2.9 million in reserves which reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $341.8 million as of July 28, 2012. The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to fixed charge coverage ratio covenants as of the fiscal year ended July 28, 2012.

        Our amended and restated revolving credit facility includes borrowing rates that are approximately 50 to 100 basis points higher than our prior revolving credit facility, depending on remaining availability. However, we do not expect our overall interest expense to increase significantly if rates remain relatively stable as we have terminated our higher fixed rate interest rate swap, which covered our term loan.

        In connection with the amended and restated revolving credit facility above, we used a portion of our availability to pay off our term loan agreement, which was maturing on July 28, 2012. At that time, our interest rate swap entered into in July 2005 was settled concurrently with a payment of $0.3 million which is reflected within interest expense during the fiscal year ended July 28, 2012.

        Our capital expenditures for the 2012 fiscal year were $31.5 million, compared to $40.8 million for fiscal 2011. The decrease was partially due to a decision to delay certain construction related projects until fiscal 2013. We believe that our capital requirements for fiscal 2013 will be between $70 and $80 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both additional warehouse space (including through the build out of our new Aurora, Colorado facility) and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements after fiscal 2013 will be marginally lower than our anticipated fiscal 2013 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through our revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.

        Net cash provided by operations was $66.2 million for the year ended July 28, 2012, an increase of $16.4 million from the $49.8 million provided by operations for the year ended July 30, 2011. The primary reasons for the increase in cash flows from operations for the year ended July 28, 2012 were net income of $91.3 million, partially offset by an increase in inventories of $62.8 million and an increase in accounts receivable of $51.2 million due to our sales growth during the year, and in the case of accounts receivable, in part due to the longer credit terms typically granted to conventional supermarket and Canadian customers. Net cash provided by operations of $66.1 million for the year ended July 31, 2010 was primarily the result of an increase in net income, partially offset by changes in working capital. Days in inventory was 50 days at July 28, 2012, compared to 51 days at July 30, 2011. Days sales outstanding remained at 22 days at July 28, 2012 and July 30, 2011. Working capital increased by $231.6 million, or 60.8%, to $612.7 million at July 28, 2012, compared to working capital of $381.1 million at July 30, 2011, primarily as a result of the refinance of our revolving credit facility which is now reflected as a long-term liability.

        Net cash used in investing activities decreased $28.2 million to $34.5 million for the year ended July 28, 2012, compared to $62.7 million for the year ended July 30, 2011. The decrease from the fiscal year ended July 30, 2011 was primarily due to the purchase of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution, a wholly owned subsidiary of Whole Foods Market, during the year ended July 30, 2011. Net cash used in investing activities was $118.7 million for the year ended July 31, 2010, primarily as a result of the purchase of the SDG assets from SunOpta, as well as capital expenditures related to our Lancaster, Texas facility including the supply chain initiatives related to warehouse management software which went live with that facility.

        Net cash used in financing activities was $32.8 million for the year ended July 28, 2012, primarily due to repayments on long-term debt of $47.4 million as we paid off our term loan with availability under our amended and restated revolving credit facility. Net cash provided by financing activities was $16.3 million for the year ended July 30, 2011, primarily due to net proceeds from our secondary equity offering of $138.3 million, partially offset by repayments on borrowings on notes payable of $127.6 million. Net cash provided by financing activities was $56.0 million for the year ended July 31, 2010, primarily due to borrowings under notes payable of $42.6 million.

        On December 1, 2004, our Board of Directors authorized the repurchase of up to $50 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 228,800 shares of our common stock for our treasury during the year ended July 29, 2006 at an aggregate cost of approximately $6.1 million. All shares were purchased at prevailing market prices. No such purchases were made subsequent to the 2006 fiscal year, and the authorization to repurchase has expired. In an effort to reduce the treasury share balance, we decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under our equity incentive plans. During the fiscal year ended July 31, 2010, we reissued 201,814 shares from treasury related to stock option exercises and the vesting of restricted stock units and awards. During the fiscal year ended July 28, 2012, we reissued 26,986 shares from treasury related to stock option exercises.

        We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended July 28, 2012 and July 30, 2011, we had no outstanding commodity swap agreements.

        In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of July 28, 2012, we had entered into agreements which required us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. As of July 30, 2011, we had not entered into any agreements requiring us to purchase diesel fuel. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of July 28, 2012:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$24,040	$24,040	—	—	—
Diesel fuel purchase commitments	15,608	15,608
Notes payable	115,000	—	—	$115,000	—
Long-term debt	985	350	$635	—	—
Deferred compensation	12,768	1,149	2,579	2,444	$6,596
Long-term non-capitalized leases	311,043	45,640	78,569	63,926	122,908

Total	$479,444	$86,787	$81,783	$181,370	$129,504

        The notes payable, long-term debt and long-term non-capitalized lease obligations shown above exclude interest payments due. The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

        We had outstanding letters of credit of approximately $24.0 million at July 28, 2012.

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

Recently Issued Financial Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value and seeks to ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. Our adoption of ASU 2011-04 effective April 28, 2012 did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 increases the prominence of other comprehensive income in financial statements and provides an entity the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), whereby the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in the income statement are deferred to provide the FASB with more time to consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. We intend to adopt ASU 2011-05 effective July 29, 2012, which impacts only the presentation of our consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. We have adopted ASU 2011-08 effective July 30, 2011, see Valuation of goodwill and intangible assets for further information.

        In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Topic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"). ASU 2011-09 requires additional disclosures about employers' participation in multiemployer pension plans including information about the plan's funded status if it is readily available. The ASU is effective retrospectively for annual periods for fiscal years ending after December 15, 2011 for public entities, with early adoption permitted. We adopted ASU 2011-09 effective July 28, 2012, which did not have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 8 "Fair Value Measurements" to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we have used interest rate swap agreements to modify variable rate obligations to fixed rate obligations.

        During the fiscal year ended July 28, 2012, we were a party to an interest rate swap agreement entered into in July 2005 (the "2005 swap"), which was set to expire in July 2012 concurrent with the maturity of our term loan. The 2005 swap was terminated in connection with our repayment of all borrowings under the term loan during the fourth quarter of fiscal 2012. The 2005 swap had an initial notional principal amount of $50 million and provided for us to pay interest for a seven-year period at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The 2005 swap had an amortizing notional amount which adjusted down on the dates payments were due on the underlying term loan. The 2005 swap had been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. We accounted for the 2005 swap using hedge accounting treatment because the derivative has been determined to be highly effective in achieving offsetting changes in cash flows of the hedged item. Under this method of accounting, we had recorded a liability of $1.3 million representing the fair value of the swap as of July 30, 2011. There was no liability recorded as of July 28, 2012 due to the settlement of the swap in conjunction with the payoff of the underlying term loan in May 2012. We do not enter into derivative agreements for trading purposes.

        At July 28, 2012, we had long-term floating rate debt under our amended and restated revolving credit facility of $115.0 million and long-term fixed rate debt of $1.0 million, representing 99% and 1%, respectively, of our long-term borrowings. At July 30, 2011, we had long-term floating rate debt of $47.1 million and long-term fixed rate debt of $1.3 million, representing 97% and 3%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $3,000 and $6,000 at July 28, 2012 and July 30, 2011, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc:

        We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended July 28, 2012. We also have audited United Natural Foods, Inc.'s internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Providence, Rhode Island
September 26, 2012

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,122	$16,867
Accounts receivable, net of allowance of $6,249 and $4,545, respectively	305,177	257,116
Inventories	578,555	514,506
Deferred income taxes	25,353	22,023
Prepaid expenses and other current assets	21,654	33,980

Total current assets	946,861	844,492
Property & equipment, net	278,455	285,151
Goodwill	193,741	191,943
Intangible assets, net of accumulated amortization of $10,809 and $8,143, respectively	52,496	58,336
Other long-term assets	22,393	21,066

Total assets	$1,493,946	$1,400,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242,179	$217,074
Notes payable	—	115,000
Accrued expenses and other current liabilities	91,632	83,900
Current portion of long-term debt	350	47,447

Total current liabilities	334,161	463,421
Notes payable	115,000	—
Deferred income taxes	36,260	38,551
Other long-term liabilities	29,174	28,363
Long-term debt, excluding current portion	635	986

Total liabilities	515,230	531,321

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,011 issued and outstanding shares at July 28, 2012; 48,520 issued and 48,493 outstanding shares at July 30, 2011	490	485
Additional paid-in capital	364,598	345,036
Treasury stock	—	(708)
Unallocated shares of Employee Stock Ownership Plan	(89)	(542)
Accumulated other comprehensive income	1,896	4,862
Retained earnings	611,821	520,534

Total stockholders' equity	978,716	869,667

Total liabilities and stockholders' equity	$1,493,946	$1,400,988

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal year ended
	July 28, 2012	July 30, 2011	July 31, 2010
Net sales	$5,236,021	$4,530,015	$3,757,139
Cost of sales	4,320,018	3,705,205	3,060,208

Gross profit	916,003	824,810	696,931

Operating expenses	755,744	688,859	582,029
Restructuring and asset impairment expenses	5,101	6,270	—

Total operating expenses	760,845	695,129	582,029

Operating income	155,158	129,681	114,902

Other expense (income):
Interest expense	4,734	5,000	5,845
Interest income	(715)	(1,226)	(247)
Other, net	356	(528)	(2,698)

Total other expense	4,375	3,246	2,900

Income before income taxes	150,783	126,435	112,002
Provision for income taxes	59,441	49,762	43,681

Net income	$91,342	$76,673	$68,321

Basic per share data:
Net income	$1.87	$1.62	$1.58

Weighted average basic shares of common stock	48,766	47,459	43,184

Diluted per share data:
Net income	$1.86	$1.60	$1.57

Weighted average diluted shares of common stock	49,100	47,815	43,425

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Unallocated Shares of ESOP		Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at August 1, 2009	43,237	432	229	(6,092)	175,182	(877)	(1,623)	377,450	544,472

Allocation of shares to ESOP						164			164
Stock option exercises and restricted stock vestings, net	321	3	(202)	5,384	3,666			(1,910)	7,143
Share-based compensation					8,057				8,057
Tax benefit associated with stock plans					1,822				1,822
Fair value of swap agreement, net of tax							128		128
Foreign currency translation							340		340
Net income								68,321	68,321

Total comprehensive income									68,789

Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447

Allocation of shares to ESOP						171			171
Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,257				138,301
Stock option exercises and restricted stock vestings, net	534	6			7,348				7,354
Share-based compensation					9,159				9,159
Tax benefit associated with stock plans					1,545				1,545
Fair value of swap agreements, net of tax							732		732
Foreign currency translation							5,285		5,285
Net income								76,673	76,673

Total comprehensive income									82,690

Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667

Allocation of shares to ESOP						453			453
Stock option exercises and restricted stock vestings, net	491	5	(27)	708	5,386			(55)	6,044
Share-based compensation					11,372				11,372
Tax benefit associated with stock plans					2,804				2,804
Fair value of swap agreements, net of tax							763		763
Foreign currency translation							(3,729)		(3,729)
Net income								91,342	91,342

Total comprehensive income									88,376

Balances at July 28, 2012	49,011	$490	—	$—	$364,598	$(89)	$1,896	$611,821	$978,716

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 28, 2012	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,342	$76,673	$68,321
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	39,560	35,296	27,483
Deferred income tax (benefit) expense	(6,115)	15,520	5,061
Share-based compensation	11,372	9,159	8,057
Excess tax benefits from share-based payment arrangements	(2,804)	(1,545)	(1,822)
(Gain) loss on disposals of property and equipment	(313)	(42)	229
Impairment on long-term assets	—	5,790	—
Impairment on indefinite lived intangibles	—	200	—
Unrealized gain (loss) on foreign exchange	(468)	318	(61)
Realized gain on hedge related to Canadian acquisition	—	—	(2,814)
Provision for doubtful accounts	3,532	635	1,149
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(51,193)	(39,791)	(21,599)
Inventories	(62,822)	(66,283)	(55,803)
Prepaid expenses and other assets	15,050	(12,283)	(3,284)
Accounts payable	16,095	9,583	32,491
Accrued expenses	13,008	16,614	8,724

Net cash provided by operating activities	66,244	49,844	66,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,492)	(40,778)	(55,109)
Purchases of acquired businesses, net of cash acquired	(3,297)	(22,061)	(66,556)
Cash proceeds from hedge related to Canadian acquisition	—	—	2,814
Proceeds from disposals of property and equipment	332	96	180

Net cash used in investing activities	(34,457)	(62,743)	(118,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	—	138,301	—
Net (repayments) borrowings under notes payable	—	(127,570)	42,570
Repayments of long-term debt	(47,447)	(5,033)	(5,412)
Increase in bank overdraft	8,673	1,739	9,982
Proceeds from exercise of stock options	7,571	10,162	8,481
Payment of employee restricted stock tax withholdings	(1,526)	(2,808)	(1,338)
Excess tax benefits from share-based payment arrangements	2,804	1,545	1,822
Capitalized debt issuance costs	(2,905)	—	(68)

Net cash provided by (used in) financing activities	(32,830)	16,336	56,037

Effect of exchange rate changes on cash and cash equivalents	298	(372)	35

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(745)	3,065	3,533
Cash and cash equivalents at beginning of period	16,867	13,802	10,269

Cash and cash equivalents at end of period	$16,122	$16,867	$13,802

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,734	$4,752	$4,465

Federal and state income taxes, net of refunds	$52,666	$42,018	$35,538

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

        The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2012, 2011 and 2010 ended on July 28, 2012, July 30, 2011, and July 31, 2010, respectively. Each of these fiscal years contained 52 weeks, and each of the Company's interim quarters consisted of 13 weeks.

        Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution centers. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. In fiscal 2010, other expense (income) includes the gain recorded by the Company upon settlement of a forward contract entered into by the Company to swap United States dollars for Canadian dollars.

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

  (e)
  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. There was no interest capitalized during the year ended July 28, 2012 and July 30, 2011. Interest capitalized for the year ended July 31, 2010 was less than $0.1 million.

        Property and equipment consisted of the following at July 28, 2012 and July 30, 2011:

	Original Estimated Useful Lives (Years)	2012	2011
	(In thousands, except years)
Land		$13,311	$13,241
Buildings and improvements	20-40	160,940	158,790
Leasehold improvements	5-20	85,648	77,605
Warehouse equipment	3-30	104,310	88,643
Office equipment	3-10	68,674	58,643
Computer software	3-7	50,998	40,986
Motor vehicles	3-7	4,562	4,182
Construction in progress		12,072	15,428

		500,515	457,518
Less accumulated depreciation and amortization		222,060	172,367

Net property and equipment		$278,455	$285,151

        Depreciation expense amounted to $35.2 million, $31.1 million and $25.0 million for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

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

  (h)
  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	7-10 years
Trademarks and tradenames	4-10 years

        Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. The Company is required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first quarter of the 2011 fiscal year, the Company performed a test for goodwill impairment as a result of the expected change in future cash flows for certain of its branded product lines, and determined that no impairment existed. The Company has elected to perform its annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year.

        In accordance with ASU 2011-08, the Company is allowed to perform a qualitative assessment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2012 were for any reporting units that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 10%, (2) have had no significant changes to their working capital structure, and (3) have current year income streams which are at least 85% of prior year amounts. The Company's wholesale distribution reporting unit and its Earth Origins Market reporting unit met this threshold. As each reporting unit's net income has not decreased more than 15% and their working capital intensity has not increased significantly, no quantitative testing is required. For the remaining reporting units, the Company tests for goodwill impairment at the reporting unit level based on future expected cash flows. The Company's reporting units are at or one level below the operating segment level. Approximately 91% of the Company's goodwill is within its wholesale reporting unit. For those reporting units that did not meet the threshold above, or that had significant changes to their cash flow profiles, the Company has performed a two-step goodwill impairment analysis. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

        Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. As of July 28, 2012, the Company's annual assessment of goodwill for each of its reporting units and its indefinite lived intangible assets indicated that no impairment existed.

        The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of July 31, 2010	$169,594	$17,331	$186,925
Goodwill adjustment for restructuring activities, net of tax of $179	(726)	—	(726)
Goodwill adjustment for prior year business combinations	1,210	—	1,210
Goodwill arising from fiscal 2011 business combinations	2,743	—	2,743
Change in foreign exchange rates	1,791	—	1,791

Goodwill as of July 30, 2011	$174,612	$17,331	$191,943
Goodwill adjustment for prior year business combinations	2,857	200	3,057
Change in foreign exchange rates	(1,259)	—	(1,259)

Goodwill as of July 28, 2012	$176,210	$17,531	$193,741

        The following table presents the detail of the Company's other intangible assets (in thousands):

	July 28, 2012			July 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$32,120	$10,286	$21,834	$35,390	$7,856	$27,534
Trademarks and tradenames	3,030	523	2,507	2,233	287	1,946

Total amortizing intangible assets	35,150	10,809	24,341	37,623	8,143	29,480
Indefinite lived intangible assets:
Trademarks and tradenames	28,155	—	28,155	28,856	—	28,856

Total	$63,305	$10,809	$52,496	$66,479	$8,143	$58,336

        Amortization expense was $4.3 million, $3.5 million and $1.9 million for the years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively. The estimated future amortization expense for the next five fiscal years on finite lived intangible assets existing as of July 28, 2012 is shown below:

Fiscal Year:	(In thousands)
2013	$4,022
2014	3,909
2015	3,909
2016	2,688
2017	2,102
2018 and thereafter	7,711

$24,341

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

        Whole Foods Market was the Company's largest customer in each fiscal year presented. Whole Foods Market accounted for approximately 36%, 36%, and 35% of the Company's net sales for the years ended July 28, 2012, July 30, 2011 and July 31, 2010. There were no other customers that individually generated 10% or more of the Company's net sales.

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

        The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Refer to footnote (8), Fair Value Measurements, for additional information regarding the fair value hierarchy. The fair value of notes payable and long-term debt are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	July 28, 2012		July 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,122	$16,122	$16,867	$16,867
Accounts receivable	305,177	305,177	257,116	257,116
Notes receivable	3,703	3,703	2,826	2,826
Liabilities:
Accounts payable	242,179	242,179	217,074	217,074
Notes payable	115,000	115,000	115,000	115,000
Long-term debt, including current portion	985	988	48,433	48,424
Swap agreements:
Interest rate swap	—	—	(1,259)	(1,259)
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

  (m)
  Share-Based Compensation

        The Company adopted ASC 718, Stock Compensation ("ASC 718") effective August 1, 2005. ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has three share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over four years from the grant date and grants to its Board of Directors vest ratably over two years with one third vesting immediately. Beginning in fiscal 2008, the Company's President and Chief Executive Officer has been granted performance shares and performance units which have vested in accordance with the terms of the related Performance Share and Performance Unit agreements. During fiscal 2012, the Company granted performance-based stock units to its executive officers that will vest if the Company achieves certain performance metrics as of and for the year ended August 3, 2013. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.

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

        The Company receives an income tax deduction for restricted stock awards and restricted stock units when they vest and for non-qualified stock options exercised by employees equal to the excess of the fair market value of its common stock on the vesting or exercise date over the exercised price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are presented as a cash inflow provided by financing activities in the accompanying consolidated statement of cash flows.

  (n)
  Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted stock awards, restricted stock units and performance-based awards, if applicable, are considered common stock equivalents, using the treasury stock method. A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

	Fiscal years ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(In thousands)
Basic weighted average shares outstanding	48,766	47,459	43,184
Net effect of dilutive common stock equivalents based upon the treasury stock method	334	356	241

Diluted weighted average shares outstanding	49,100	47,815	43,425

Potential anti-dilutive share-based payment awards excluded from the computation above	88	99	791

  (o)
  Comprehensive Income (Loss)

        Comprehensive income (loss) is reported in accordance with ASC 200, Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges, as well as foreign currency translation related to the translation of UNFI Canada from the functional currency of Canadian dollars to U.S. dollar reporting currency. For all periods presented, the Company displays comprehensive income (loss) and its components as part of the consolidated statements of stockholders' equity.

  (p)
  Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the creation and operation of UNFI Canada, foreign currency exchange rates. The Company uses derivatives principally in the management of interest rate and fuel price exposure. However, during the fiscal year ended July 31, 2010, the Company entered into a forward contract to exchange United States dollars for Canadian dollars in anticipation of the Canadian dollars needed to fund the acquisition of the Canadian food distribution assets of SunOpta, Inc. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed. As of July 28, 2012, the Company was not a party to any derivative financial instruments.

  (q)
  Shipping and Handling Fees and Costs

        The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, which exclude employee benefit expenses which are not allocated, totaled $295.5 million, $266.7 million and $222.0 million for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

  (r)
  Reserves for Self-Insurance

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

  (t)
  Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair

Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value and seeks to ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual fiscal periods beginning after December 15, 2011 and are applied prospectively. The Company's adoption of ASU 2011-04 effective April 28, 2012 did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 increases the prominence of other comprehensive income in financial statements and provides an entity the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), whereby the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in the income statement are deferred to provide the FASB with more time to consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. The Company intends to adopt ASU 2011-05 effective July 29, 2012, which impacts only the presentation of the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless it believes it is more likely than not that the reporting unit's fair value is less than the carrying value. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 effective July 30, 2011, which did not have a material effect on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Topic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"). ASU 2011-09 requires additional disclosures about employers' participation in multiemployer pension plans including information about the plan's funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 for public entities, with early adoption permitted. An entity is required to apply the ASU retrospectively for all periods presented. The Company adopted ASU 2011-09 effective July 28, 2012, which did not have a material effect on the Company's consolidated financial statements.

(2)   ACQUISITIONS

  Wholesale Segment

        Canadian expansion.    During the second quarter of fiscal 2012, through its wholly-owned subsidiary, UNFI Canada, the Company acquired substantially all of the assets of a private specialty food distribution business located in Ontario, Canada. Total cash consideration paid in connection with this acquisition was $3.0 million. In addition, the asset purchase agreement provides for potential earn-outs of up to $1.95 million from November 2011 through November 2014. This acquisition was financed through borrowings under the Company's then existing revolving credit facility. The fair value assigned to an identifiable intangible asset acquired was determined by using an income approach. The identifiable intangible asset recorded based on the provisional valuation includes a customer list of $0.8 million, which is being amortized on a straight-line basis over an estimated useful life of approximately 9.7 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The Company is still completing the final valuation of the acquired intangible and therefore the Company's estimates and assumptions are subject to change within the measurement period. Acquisition costs related to this purchase are insignificant, and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. Net sales resulting from the acquisition have been included in the Company's results since November 15, 2011, however, neither these sales nor the increase in total assets related to this acquisition were significant compared to the Company's consolidated amounts.

        Whole Foods Distribution.    During the first quarter of fiscal 2012, the Company finalized its valuation of the customer relationship intangible asset related to the first quarter fiscal 2011 acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. ("Whole Foods Distribution"), a wholly owned subsidiary of Whole Foods Market, Inc., whereby the Company (i) acquired inventory at Whole Foods Distribution's Aurora, Colorado and Austin, Texas distribution centers; (ii) acquired substantially all of Whole Foods Distribution's assets, other than the inventory, at the Aurora, Colorado distribution center; (iii) assumed Whole Foods Distribution's obligations under the existing lease agreement related to the Aurora, Colorado distribution center; and (iv) hired substantially all of Whole Foods Distribution's employees working at the Aurora, Colorado distribution center. Incremental net sales resulting from the transaction totaled approximately $25.4 million and $131.6 million for the years ended July 28, 2012 and July 30, 2011, respectively. The Company does not record the expenses for this business separately from the rest of its broadline distribution business, and therefore it is impracticable for the Company to provide complete financial results for this business.

        The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)
Inventory	$6,911
Property & equipment	1,500
Customer relationships and other intangible assets	7,900
Goodwill	5,600

Total assets	$21,911
Liabilities	—

Cash consideration paid	$21,911

        SunOpta Distribution Group.    On June 11, 2010, the Company acquired the Canadian food distribution assets of the SunOpta Distribution Group business ("SDG") of SunOpta, through its wholly-owned subsidiary, UNFI Canada. Total cash consideration paid in connection with the acquisition was $65.8 million. This acquisition was financed through borrowings under the Company's then existing revolving credit facility.

        The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)
Total current assets	$34,604
Property & equipment	7,512
Customer relationships and other intangible assets	12,443
Goodwill	24,603

Total assets	$79,162
Liabilities	13,385

Cash consideration paid	$65,777

        The translation of the consideration paid and the asset allocations above from the functional currency of Canadian dollars to US dollars were performed utilizing the June 11, 2010 spot rate of $0.9673. The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships of $11.6 million and the Aux Milles tradename of approximately $0.8 million. The customer relationships intangible asset is being amortized on a straight-line basis over an estimated useful life of 10.1 years. During the year ended July 28, 2012, the tradename was converted from indefinite lived to being amortized on a straight-line basis over an estimated useful life of 10 years as the Company has changed its expectations regarding future use of the tradename. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are therefore considered Level 3 measurements as defined by authoritative guidance. With this acquisition, the Company became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada with an immediate platform for further growth in the Canadian market. The goodwill of $24.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales into the Canadian market and expanded vendor relationships. Of the total amount of goodwill recorded, approximately $19.0 million is deductible for tax purposes.

        Acquisition costs related to the establishment of UNFI Canada and the subsequent purchase of SDG were approximately $1.0 million during fiscal 2010, and were expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. Net sales for UNFI Canada, excluding the net sales resulting from the Canadian acquisition during fiscal 2012, totaled $233.5 million and $200.7 million for the years ended July 28, 2012 and July 30, 2011, respectively. Total assets of UNFI Canada were approximately $94.7 million and $93.8 million as of July 28, 2012 and July 30, 2011, respectively.

  Other Segment

        The Company recorded an increase of $0.1 million to its intangible assets during the years ended July 28, 2012 and July 30, 2011 in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2-4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009. The acquisition of assets of a third branded product company during fiscal 2009 requires ongoing contingent consideration payments in the form of earn-outs over a period of five years from the acquisition date of

November 2008. These earn-outs are based on tiers of net sales for the trailing twelve months, and $0.2 million was paid during the year ended July 28, 2012.

(3)   EQUITY PLANS

        The Company recognized total share-based compensation expense of $11.4 million for the fiscal year ended July 28, 2012, compared to share-based compensation expense of $9.2 million and $8.1 million for the fiscal years ended July 30, 2011 and July 31, 2010, respectively. The share-based compensation expense related to performance-based share awards, including the two-year long-term incentive plan created during fiscal 2012, was $2.1 million, $0.7 million and $1.0 million for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

        As of July 28, 2012, there was $14.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock, restricted stock units and performance-based restricted shares and units). This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

        The following summary presents the weighted average assumptions used for stock options granted in fiscal 2012, 2011 and 2010:

	Year ended
	July 28, 2012	July 30, 2011	July 31, 2010
Expected volatility	39.3%	44.7%	45.2%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	0.4%	0.9%	1.4%
Expected term (in years)	3.0	3.0	3.0

        The Company has three equity incentive plans that provided for the issuance of stock options: the 1996 Stock Option Plan (the "1996 Plan"), the 2002 Stock Incentive Plan (the "2002 Plan"), and effective with an amendment approved by the Company's stockholders during the 2010 Annual Meeting, the 2004 Equity Incentive Plan (the "2004 Plan") (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. Stock options granted are intended to either qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or be "non-statutory stock options." Beginning with the Company's fiscal 2010 grants, non-qualified stock options are being granted in place of incentive stock options to decrease the variability in income taxes due to the timing of tax benefits from disqualifying dispositions. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically options granted to employees vest ratably over four years, while options granted to non-employee directors vest one third immediately with the remainder vesting ratably over two years. The maximum term of all incentive stock options granted under the Plans and non-statutory stock options granted under the 2002 Plan and the 2004 Plan, is ten years. The maximum term for non-statutory stock options granted under the 1996 Stock Option Plan was at the discretion of the Company's Board of Directors, and all grants have a term of ten years. There were 7,800,000 shares authorized for grant under the 1996 Plan and 2002 Plan. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. These shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of July 28, 2012, 49,047 and 655,574 shares were available for grant under the 2002 Plan and 2004 Plan, respectively, and the authorization for new grants under the 1996 Plan has expired. During fiscal 2010 and fiscal 2012, the Company issued shares from treasury in addition to issuing new shares to satisfy stock option exercises and restricted stock vestings.

        The following summary presents the weighted-average remaining contractual term of options outstanding at July 28, 2012 by range of exercise prices.

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$12.00 - $24.00	8,050	$16.56	2.7	7,300	$16.59
$24.01 - $32.00	196,464	$25.64	5.6	115,959	$26.33
$32.01 - $40.00	231,138	$36.21	7.6	87,006	$36.06
$40.01 - $48.00	5,180	$44.47	9.2	1,516	$44.80

	440,832	$31.24	6.6	211,781	$30.12

        The following summary presents information regarding outstanding stock options as of July 28, 2012 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	664,048	$28.40
Granted	93,800	$38.07
Exercised	(277,977)	$27.24
Forfeited	(35,289)	$27.83
Cancelled	(3,750)	$28.16

Outstanding at end of year	440,832	$31.24	6.6 years	$10,306,862

Exercisable at end of year	211,781	$30.12	5.0 years	$5,188,171

        The weighted average grant-date fair value of options granted during the fiscal years ended July 28, 2012, July 30, 2011, and July 31, 2010 was $10.27, $10.64 and $7.73, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended July 28, 2012, July 30, 2011, and July 31, 2010, was $5.2 million, $3.9 million and $4.6 million, respectively.

        The 2004 Plan was amended during fiscal 2009 to provide for the issuance of up to 2,500,000 equity-based compensation awards, and during fiscal 2011 was further amended to provide for the issuance of stock options in addition to restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for the awards under the 2004 Plan are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four equal annual installments for employees and three equal annual installments with one third vesting immediately for non-employee directors. The performance units granted to the Company's President and Chief Executive Officer upon hire during fiscal 2009 vested as of July 31, 2010, those granted during March 2011 vested as of July 30, 2011 and those granted during September 2011 vested as of July 28, 2012, each in accordance with the terms of the related Performance Unit and Performance Share agreements. At July 28, 2012, a total of 655,574 shares were available for grant under the 2004 Plan.

        The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the 2004 Plan as of July 28, 2012 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 30, 2011	702,143	$29.57
Granted	484,361	$38.42
Vested	(303,465)	$30.19
Forfeited	(139,048)	$32.14

Outstanding at July 28, 2012	743,991	$34.59

        The total intrinsic value of restricted stock awards and restricted stock units vested was $14.2 million, $9.1 million and $6.2 million during the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively. The total intrinsic value of performance share awards and performance units vested was $1.7 million, $0.7 million and $1.0 million during the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

        During the year ended July 28, 2012, 25,000 performance shares and 12,500 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 12,500 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $37.82. Effective July 28, 2012, an additional 6,610 units were granted and a total of 44,110 performance shares and units vested with a corresponding intrinsic value and fair value of $1.7 million and $2.4 million, respectively.

        During the year ended July 28, 2012, the Company created a new performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of the Company's executive leadership team. Under this arrangement, the executives are eligible for performance-based stock units equal to a grant-date fair value of approximately 33% of the sum of 125% of their annual base salary and 50% of their cash-based performance award for fiscal 2012. Similar to the performance awards granted to the Company's President and CEO, if the Company's performance exceeds specified targeted levels, the grants may be increased up to an additional 100%. These performance-based stock units vest at the end of fiscal 2013 if the Company's performance as measured by its return on invested capital and increases in its stock price relative to a selected group of distributors meets or exceeds targeted levels.

        During the year ended July 30, 2011, 25,000 performance shares and 12,500 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 12,500 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $42.03. Effective July 30, 2011, 18,924 performance shares vested with a corresponding intrinsic value and fair value of $0.8 million. The remainder of the performance shares were forfeited, and no shares were issued for the performance units.

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

(4)   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE

        The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended July 28, 2012	Fiscal year ended July 30, 2011	Fiscal year ended July 31, 2010
	(In thousands)
Balance at beginning of year	$5,854	$7,692	$8,876
Additions charged to costs and expenses	3,532	635	1,149
Deductions	(2,430)	(2,473)	(3,399)
Charged to Other Accounts(a)	0	0	1,066

Balance at end of year	$6,956	$5,854	$7,692

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

(5)   RESTRUCTURING ACTIVITIES

        In June 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. ("L&R Distributors"), a leading national distributor of non-food products and general merchandise, to divest the Company's conventional non-foods and general merchandise lines of business. The Company entered the conventional non-foods and general merchandise businesses, which includes cosmetics, seasonal products, conventional health & beauty products and hard goods, as part of its acquisition of Distribution Holdings, Inc. in November 2007. This strategic transaction will allow the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products.

        In connection with this divestiture, the Company planned to cease operations at its Harrison, Arkansas distribution center and during the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 to transition the specialty food line of business into the Company's other distribution centers. Upon the closure of the Harrison, Arkansas distribution center during the first quarter of fiscal 2012, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale. During the first quarter of fiscal 2012, the Company recognized $5.1 million in severance and other expenses related to the completion of the divestiture. During the fourth quarter of fiscal 2012, the land, buildings and equipment was sold to a third party, resulting in a nominal gain.

(6)   NOTES PAYABLE

        In May 2012, the Company amended and restated its revolving credit facility, pursuant to which the Company has a $500 million secured revolving credit facility which now matures on May 24, 2017, of which up to $450.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This credit facility also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the US portion of the credit facility accrue interest, at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%)

per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at the Company's option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points (the "CDOR rate"), and an initial margin of 1.50%. All other borrowings on the Canadian portion of the credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. An annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments.

        As of July 28, 2012, the Company's borrowing base, based on eligible accounts receivable and inventory levels, was $483.7 million. As of July 28, 2012, the Company had $115.0 million outstanding under the Company's credit facility, $24.0 million in letter of credit commitments and $2.9 million in reserves which generally reduces the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $341.8 million as of July 28, 2012. During fiscal 2012, the Company used borrowings under the revolving credit facility to pay off its term loan.

        The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of its fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenants as of the fiscal year ended July 28, 2012.

        The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended and restated credit facility.

(7)   LONG-TERM DEBT

        During the year ended July 28, 2012, the Company used the availability under its amended and restated revolving credit facility to pay off its term loan agreement which accrued interest at 30 day LIBOR plus 1.0% and was to mature in July 2012.

        As of July 28, 2012 and July 30, 2011, the Company's long-term debt consisted of the following:

	July 28, 2012	July 30, 2011
	(In thousands)
Term loan payable to bank, secured by real estate, due monthly, and maturing in July 2012, at an interest rate of 30 day LIBOR plus 1.00% (1.19% at July 30, 2011)	—	$47,111
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing in June 2015, at an interest rate of 8.60%	598	771
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	387	551

	$985	$48,433
Less: current installments	350	47,447

Long-term debt, excluding current installments	$635	$986

        Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 28, 2012:

Year	(In thousands)
2013	$350
2014	371
2015	264
2016	—
2017	—
2018 and thereafter	—

$985

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

  Interest Rate Swap Agreement

        On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provided for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional principal amount. The swap was entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). Concurrent with the payoff of the underlying term loan, this swap was settled during the fourth quarter of fiscal 2012, with a payment of $0.3 million included within interest expense.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company's interest rate swap agreement was designated as a cash flow hedge at July 30, 2011 and at that date was reflected at fair value in the Company's consolidated balance sheet as a component of other long-term liabilities. The related gains or losses on this contract were generally deferred in stockholders' equity as a component of other comprehensive income. However, to the extent that the swap agreement was not considered to be effective in offsetting the change in the value of the item being hedged, any change in fair value relating to the ineffective portion of the swap agreement is immediately recognized in income. For the periods presented, the Company did not have any ineffectiveness requiring current income recognition.

  Fuel Supply Agreements

        From time to time the Company is a party to fixed price fuel supply agreements. During the years ended July 28, 2012 and July 30, 2011, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2013 and 2012, respectively. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.

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

        The following tables provide the fair values hierarchy for financial assets and liabilities measured on a recurring basis as of July 30, 2011. With the settlement of the interest rate swap during fiscal

2012, there were no financial assets and liabilities measured on a recurring basis as of the fiscal year ended July 28, 2012.

	Fair Value at July 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Description
Liabilities
Interest Rate Swap	—	$1,259	—

Total	—	$1,259	—

        The Company's determination of the fair value of its interest rate swap was calculated using a discounted cash flow analysis based on the terms of the swap contract and the observable interest rate curve. The Company does not enter into derivative agreements for trading purposes.

        The fair value of the Company's other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses are derived using Level 2 inputs and approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.

        The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies taking into account the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments and are therefore deemed Level 2 inputs. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	July 28, 2012		July 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities
Long term debt, including current portion	$985	$988	$48,433	$48,424

        The following table provides the fair value hierarchy for non-financial assets and liabilities measured on a nonrecurring basis for fiscal 2011. There were no non-financial assets and liabilities measured on a non-recurring basis as of the end of fiscal 2012.

	Fair Value at July 30, 2011
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Description
Assets
Property and Equipment, net	—	$285,151	—	$5,790
Intangible Assets, net	—	—	$58,336	200

Total	—	$285,151	$58,336	$5,990

        In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC 360-10, long-lived assets held and used with a carrying amount of $290.9 million were written down to their fair value of $285.2 million, resulting in an impairment charge of $5.8 million included in earnings for the fiscal year ended July 30, 2011. The assets which corresponded to the impairment during fiscal 2011 were sold during fiscal 2012.

        In accordance with the provisions of the Intangibles—Goodwill and Other Subsections of FASB ASC 350-30, indefinite lived intangible assets with a carrying amount of $58.5 million were written down to their fair value of $58.3 million, resulting in an impairment charge of $0.2 million included in earnings for the fiscal year ended July 30, 2011. There were no impairments recognized on intangible assets during fiscal 2012.

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

        The Company, in an effort to reduce the treasury share balance, decided in the fourth quarter of fiscal 2010 to issue treasury shares to satisfy certain share requirements related to exercises of stock options and vesting of restricted stock units and awards under its equity incentive plans. The Company issued 201,814 and 26,986 treasury shares during fiscal 2010 and 2012, respectively, related to stock option exercises and the vesting of restricted stock units and awards.

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

        Rent and other lease expense for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010 totaled approximately $56.4 million, $48.4 million and $45.2 million, respectively.

        Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 28, 2012 are as follows:

Fiscal Year:	(In thousands)
2013	$45,640
2014	41,511
2015	37,059
2016	33,616
2017	30,309
2018 and thereafter	122,908

$311,043

        As of July 28, 2012, outstanding commitments for the purchase of inventory were approximately $24.0 million. The Company had outstanding letters of credit of approximately $24.0 million at July 28, 2012.

        As of July 28, 2012, outstanding commitments for the purchase of diesel fuel through fiscal 2013 were approximately $15.6 million.

        Assets mortgaged at July 28, 2012 were not material. The decrease from assets mortgaged of $84.3 million at July 30, 2011 is due to the payoff of the Company's term loan in May 2012.

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

(12) RETIREMENT PLANS

  Retirement Plan

        The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also has the Millbrook Distribution Services Union Retirement Plan, which was assumed as part of an acquisition during fiscal 2008. The Company's contributions to these plans were approximately $4.4 million, $3.9 million, and $3.2 million for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

  Deferred Compensation and Supplemental Retirement Plans

        The Company's non-employee directors and certain of its employees are eligible to participate in the United Natural Foods Deferred Compensation Plan and the United Natural Foods Deferred Stock Plan (collectively the "Deferral Plans"). The Deferral Plans are nonqualified deferred compensation plans which are administered by the Company's Compensation Committee of the Board of Directors. The Deferral Plans were established to provide participants with the opportunity to defer the receipt of all or a portion of their compensation to a non-qualified retirement plan in amounts greater than the amount permitted to be deferred under the Company's 401(k) Plan. The Company believes that this is an appropriate benefit because (i) it operates to place employees and non-employee directors in the same position as other employees who are not affected by Internal Revenue Code limits placed on plans such as the Company's 401(k) Plan; (ii) does not substantially increase the Company's financial obligations to its employees and directors (there are no employer matching contributions, only a crediting of deemed earnings); and (iii) provides additional incentives to the Company's employees and directors, since amounts set aside by the employees and directors are subject to the claims of the Company's creditors until paid. Under the Deferral Plans, only the payment of the compensation earned by the participant is deferred and there is no deferral of the expense in the Company's financial statements related to the participants' earnings; the Company records the related compensation expense in the year in which the compensation is earned by the participants.

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

        In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $10.1 million and $9.5 million at July 28, 2012 and July 30, 2011, respectively. At July 28, 2012, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Year	(In thousands)
2013	$1,149
2014	1,294
2015	1,285
2016	1,278
2017	1,166
2018 and thereafter	6,596

$12,768

(13) EMPLOYEE STOCK OWNERSHIP PLAN

        The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.

        In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% as of July 28, 2012 and July 30, 2011, and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.

        All shares held by the ESOP were purchased prior to December 31, 1992. As a result, the Company considers unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended July 28, 2012, July 30, 2011, and July 31, 2010, contributions totaling approximately $0.2 million each fiscal year were made to the Trust. Of these contributions, less than $0.1 million in each fiscal year represented interest.

        The ESOP shares were classified as follows:

	July 28, 2012	July 30, 2011
	(In thousands)
Total ESOP shares—beginning of year	2,199	2,419
Shares distributed to employees	(146)	(220)

Total ESOP shares—end of year	2,053	2,199

Allocated shares	1,955	1,657
Unreleased shares	98	542

Total ESOP shares	2,053	2,199

        During the fiscal years ended July 28, 2012 and July 30, 2011, 42,171 and 165,436 shares were released for allocation based on note payments, respectively. During fiscal 2012, the Company also allocated 402,285 shares to correct an operational error in prior years as elected in a Voluntary Correction Program filed with the IRS. In connection with this allocation, the Company recorded compensation expense of approximately $0.3 million during the fourth quarter of fiscal 2012. The fair value of unreleased shares was approximately $5.3 million and $22.6 million at July 28, 2012 and July 30, 2011, respectively.

(14) INCOME TAXES

        For the fiscal year July 28, 2012, income before income taxes consisted of $142.2 million from U.S. operations and $8.6 million from foreign operations. For the fiscal year ended July 30, 2011, income before income taxes consists of $118.5 million from U.S. operations and $7.9 million from foreign operations. For the fiscal year ended July 31, 2010, income (loss) before income taxes consists of $112.9 million from U.S. operations and ($0.9) million from foreign operations.

        Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 28, 2012:
U.S. Federal	$55,083	$(7,506)	$47,577
State & Local	9,002	462	9,464
Foreign	1,471	929	2,400

	$65,556	$(6,115)	$59,441

Fiscal year ended July 30, 2011:
U.S. Federal	$24,971	$14,273	$39,244
State & Local	7,091	1,207	8,298
Foreign	2,180	40	2,220

	$34,242	$15,520	$49,762

Fiscal year ended July 31, 2010:
U.S. Federal	$31,818	$5,488	$37,306
State & Local	7,147	(427)	6,720
Foreign	(345)	—	(345)

	$38,620	$5,061	$43,681

        Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35%) applied to income before income taxes as a result of the following:

	Fiscal year ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(In thousands)
Computed "expected" tax expense	$52,774	$44,252	$39,201
State and local income tax, net of Federal income tax benefit	6,152	5,394	4,368
Non-deductible expenses	1,260	1,111	872
Tax effect of share-based compensation	(140)	(440)	78
General business credits	(231)	(1,021)	(215)
Other, net	(374)	466	(623)

Total income tax expense	$59,441	$49,762	$43,681

        Total income tax expense (benefit) for the years ended July 28, 2012, July 30, 2011 and July 31, 2010 was allocated as follows:

	July 28, 2012	July 30, 2011	July 31, 2010
	(In thousands)
Income tax expense	$59,441	$49,762	$43,681
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(2,804)	(1,545)	(1,822)
Other comprehensive income	495	502	97

	$57,132	$48,719	$41,956

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 28, 2012 and July 30, 2011 are presented below:

	2012	2011
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$6,431	$5,638
Compensation and benefits related	18,471	16,701
Accounts receivable, principally due to allowances for uncollectible accounts	2,817	2,286
Accrued expenses	8,294	7,037
Other comprehensive income	—	495
Net operating loss carryforwards	2,778	7,381
Other deferred tax assets	221	71

Total gross deferred tax assets	39,012	39,609
Less valuation allowance	990	5,071

Net deferred tax assets	$38,022	$34,538

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$23,828	$30,333
Intangible assets	24,825	20,530
Other	276	203

Total deferred tax liabilities	48,929	51,066

Net deferred tax liabilities	$(10,907)	$(16,528)

Current deferred income tax assets	$25,353	$22,023
Non-current deferred income tax liabilities	(36,260)	(38,551)

	$(10,907)	$(16,528)

        The net increase (decrease) in total valuation allowance in fiscal year 2012, 2011, and 2010 was $(4,081), $19 and $(86), respectively. The net decrease in fiscal 2012 did not have an impact on net income as it relates to expired unutilized tax attributes for which a valuation allowance was previously recorded in prior fiscal years.

        At July 28, 2012, the Company had net operating loss carryforwards of approximately $4.3 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2017 and 2027. In addition, the Company had net operating loss carryforwards of approximately $25.8 million for state income tax purposes that expire in fiscal years 2013 through 2031.

        In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at July 28, 2012, with the exception of certain state deferred tax assets. Valuation allowances were established against approximately $1.0 million of state deferred tax assets. The subsequent release of this valuation allowance, if such release occurs, will reduce income tax expense.

        The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes it is reasonably possible that certain statutes of limitations and tax examinations will expire or may be concluded within the next twelve months, and that unrecognized tax benefits, including potential interest and penalties, may decrease by up to approximately $4.5 million, which would be recorded as a tax benefit in the statement of income. These unrecognized tax benefits primarily relate to tax attributes acquired in a prior business combination. For the fiscal years ended July 28, 2012 and July 30, 2011, the Company did not have any other significant unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. Following the acquisition of the SDG assets from SunOpta, UNFI Canada files income tax returns in Canada and certain of its provinces. The Company is currently undergoing an income tax audit of fiscal 2010 and 2011 by the U.S. Internal Revenue Service (the "IRS"). The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2010, and with limited exception, the tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2009 to fiscal 2012.

(15) BUSINESS SEGMENTS

        The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of "Other". "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company's branded product lines. "Other" also includes certain corporate operating expenses that are not allocated to operating divisions, which consist of depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit that are necessary to operate the Company's headquarters located in Providence, Rhode Island. As the Company continues to expand its business and serve its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the "Other" category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses". The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

        Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended July 28, 2012
Net sales	$5,175,445	$163,278	$(102,702)		$5,236,021
Operating income (loss)	190,787	(34,461)	(1,168)		155,158
Interest expense				$4,734	4,734
Interest income				(715)	(715)
Other, net				356	356
Income before income taxes					150,783
Depreciation and amortization	36,333	3,227			39,560
Capital expenditures	29,824	1,668			31,492
Goodwill	176,210	17,531			193,741
Total assets	1,357,988	144,637	(8,679)		1,493,946
Fiscal year ended July 30, 2011
Net sales	$4,472,694	$162,731	$(105,410)		$4,530,015
Operating income (loss)	161,952	(31,305)	(966)		129,681
Interest expense				$5,000	5,000
Interest income				(1,226)	(1,226)
Other, net				(528)	(528)
Income before income taxes					126,435
Depreciation and amortization	33,520	1,776			35,296
Capital expenditures	38,035	2,743			40,778
Goodwill	174,612	17,331			191,943
Total assets	1,258,783	150,151	(7,946)		1,400,988
Fiscal year ended July 31, 2010
Net sales	$3,698,349	$171,841	$(113,051)		$3,757,139
Operating income (loss)	152,364	(38,108)	646		114,902
Interest expense				$5,845	5,845
Interest income				(247)	(247)
Other, net				(2,698)	(2,698)
Income before income taxes					112,002
Depreciation and amortization	24,744	2,739			27,483
Capital expenditures	51,495	3,614			55,109
Goodwill	169,594	17,331			186,925
Total assets	1,099,962	159,814	(8,977)		1,250,799

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain key interim financial information for the years ended July 28, 2012 and July 30, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2012
Net sales	$1,217,428	$1,286,910	$1,388,023	$1,343,660	$5,236,021
Gross profit	217,113	223,147	244,531	231,212	916,003
Income before income taxes	25,011	36,323	47,908	41,541	150,783
Net income	15,157	22,011	29,032	25,142	91,342
Per common share income
Basic:	$0.31	$0.45	$0.59	$0.51	$1.87	*
Diluted:	$0.31	$0.45	$0.59	$0.51	$1.86
Weighted average basic
Shares outstanding	48,594	48,774	48,848	48,951	48,766
Weighted average diluted
Shares outstanding	48,889	49,019	49,207	49,368	49,100
Market Price
High	$42.53	$44.68	$50.37	$55.86	$55.86
Low	$35.07	$32.83	$43.81	$47.98	$32.83

*
Total reflects rounding

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2011
Net sales	$1,052,967	$1,114,449	$1,203,983	$1,158,616	$4,530,015
Gross profit	192,332	198,632	218,544	215,302	824,810
Income before income taxes	28,531	30,703	38,937	28,264	126,435
Net income	17,404	18,729	23,362	17,178	76,673
Per common share income
Basic:	$0.39	$0.39	$0.48	$0.35	$1.62
Diluted:	$0.39	$0.39	$0.48	$0.35	$1.60
Weighted average basic
Shares outstanding	44,771	48,232	48,406	48,484	47,459
Weighted average diluted
Shares outstanding	45,101	48,538	48,793	48,888	47,815
Market Price
High	$37.48	$39.85	$46.05	$45.34	$46.05
Low	$32.65	$34.78	$36.71	$39.52	$32.65

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 28, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management concluded that, as of July 28, 2012, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

  Report of the Independent Registered Public Accounting Firm.

        The effectiveness of our internal control over financial reporting as of July 28, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 28, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 12, 2012 (the "2012 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the 2012 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained, in part, in the 2012 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.

        The following table provides certain information with respect to equity awards under our equity compensation plans as of July 28, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,184,823	(1)	$31.24	(1)	704,621	(2)
Plans not approved by stockholders	104,725	(3)	—	(3)	—

Total	1,289,548		$31.24		704,621

(1)
Includes 690,602 restricted stock units under the 2004 Equity Incentive Plan (the "2004 Plan"), 53,389 performance-based restricted stock units outstanding under the 2004 Plan, 22,960 stock options under the 2004 Plan, 398,572 stock options under the 2002 Stock Incentive Plan (the "2002 Plan") and 19,300 stock options under the 1996 Stock Option Plan (the "1996 Plan"). Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
Of these shares, 49,047 shares were available for issuance under the 2002 Plan and 655,574 shares were available for issuance under the 2004 Plan. The 2004 Plan authorizes grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or a combination thereof. The 2002 Plan authorizes grants solely in the form of stock options. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(3)
Consists of 104,725 phantom stock units outstanding under the United Natural Foods Inc. Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a future date as outlined in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the 2012 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be contained in the 2012 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 26, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER Steven L. Spinner	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2012
/s/ MICHAEL S. FUNK Michael S. Funk	Chair of the Board	September 26, 2012
/s/ MARK E. SHAMBER Mark E. Shamber	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 26, 2012
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	September 26, 2012
/s/ JOSEPH M. CIANCIOLO Joseph M. Cianciolo	Director	September 26, 2012
/s/ GAIL A. GRAHAM Gail A. Graham	Director	September 26, 2012
/s/ JAMES P. HEFFERNAN James P. Heffernan	Director	September 26, 2012
/s/ RICHARD J. SCHNIEDERS Richard J. Schnieders	Director	September 26, 2012

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement, dated October 5, 2007, by and among the Registrant, UNFI Merger Sub, Inc., Distribution Holdings, Inc. and Millbrook Distribution Services Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2007). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
2.2
Asset Purchase Agreement, dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 11, 2010). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)
2.3
Amendment No 1., dated June 4, 2010, to the Asset Purchase Agreement dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 10, 2010).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).
3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).
3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 28, 2006).
3.4	Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 19, 2007).
4.1	Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 1, 2009).
10.1**	Amended and Restated Employee Stock Ownership Plan, effective March 1, 2004 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2004).
10.2
Employee Stock Ownership Trust Loan Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and the Employee Stock Ownership Plan and Trust, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).
10.3
Stock Pledge Agreement between the Employee Stock Ownership Trust and Steven Townsend, Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).
10.4
Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).

Exhibit No.	Description
10.5	Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).
10.6**	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000).
10.7**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000).
10.8**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000).
10.9**	2002 Stock Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2003).
10.10**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 21, 2010).
10.11**	Form of Restricted Stock Agreement, pursuant to the 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462)).
10.12**
Form of Restricted Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010).
10.13**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010).
10.14**
Form of Performance Share Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 18, 2011).
10.15**
Form of Performance Share Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.16**
Form of Performance Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.17* **	Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee).
10.18* **	Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director).
10.19* **	Form of Non-Statutory Stock Option Award Agreement, pursuant to the 2002 Stock Incentive Plan (Employee).
10.20* **	Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director).
10.21* **	Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee).

Exhibit No.	Description
10.22**	Fiscal 2012 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.23* **	Fiscal 2013 Senior Management Cash Incentive Plan.
10.24**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.25**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.26**
Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the year ended November 1, 2008).
10.27**
Amendment to Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 to include application of Incentive Compensation Recoupment Policy of UNFI (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009).
10.28**
Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, effective as of September 16, 2008 (included within Exhibit 10.26, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the year ended November 1, 2008).
10.29	Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009).
10.30**
Form of Change in Control Agreement between the Registrant and each of Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010).
10.31**
Form of Change in Control Agreement between the Registrant and each of Eric Dorne, Thomas Dziki, Sean Griffin, Thomas Grillea, David Matthews, Craig Smith, Christopher Testa and Donald McIntyre (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010).
10.32**
Severance Agreement between the Registrant and each of Eric Dorne, Michael Funk, Thomas Dziki, Sean Griffin, Thomas Grillea, David Matthews, Craig Smith, Christopher Testa, Donald McIntyre, Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008).
10.33**
Employment Separation Agreement and Release between the Registrant and John Stern, dated September 22, 2011 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011).
10.34	Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000).
10.35+
Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2006).
10.36+
Amendment to Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective June 2, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010).

Exhibit No.	Description
10.37+	Amendment to Distribution Agreement between the Registrant and Whole Foods Distribution effective October 11, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).
10.38+
Second Amended and Restated Loan and Security Agreement dated May 24, 2012, by and among United Natural Foods, Inc., United Natural Foods West, Inc., United Natural Trading Co. and UNFI Canada, Inc. as Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian Agent for the Lenders and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 31, 2012).
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
101*†
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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