Form 10-Q
period 2012-10-27
UNITED NATURAL FOODS INC
filed 2012-12-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 28, 2012 there were 49,280,564 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except per share amounts)

	October 27,	July 28,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,939	$16,122
Accounts receivable, net of allowance of $6,509 and $6,249, respectively	338,577	305,177
Inventories	719,673	578,555
Prepaid expenses and other current assets	20,610	21,654
Deferred income taxes	25,353	25,353
Total current assets	1,113,152	946,861

Property & equipment, net	276,393	278,455

Other assets:
Goodwill	203,436	193,741
Intangible assets, net of accumulated amortization of $11,275 and $10,809, respectively	53,060	52,496
Other assets	25,683	22,393
Total assets	$1,671,724	$1,493,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349,304	$242,179
Accrued expenses and other current liabilities	104,073	91,632
Current portion of long-term debt	566	350
Total current liabilities	453,943	334,161

Notes payable	148,933	115,000
Long-term debt, excluding current portion	940	635
Deferred income taxes	36,267	36,260
Other long-term liabilities	28,193	29,174
Total liabilities	668,276	515,230

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,279 issued and outstanding shares at October 27, 2012; 49,011 issued and outstanding shares at July 28, 2012	493	490
Additional paid-in capital	367,285	364,598
Unallocated shares of Employee Stock Ownership Plan	(48)	(89)
Accumulated other comprehensive income	2,361	1,896
Retained earnings	633,357	611,821
Total stockholders’ equity	1,003,448	978,716
Total liabilities and stockholders’ equity	$1,671,724	$1,493,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data amounts)

	Three months ended
	October 27,	October 29,
	2012	2011

Net sales	$1,410,037	$1,217,428
Cost of sales	1,174,084	1,000,315
Gross profit	235,953	217,113

Operating expenses	197,758	185,713
Restructuring and asset impairment expenses	1,629	5,345
Total operating expenses	199,387	191,058

Operating income	36,566	26,055

Other expense (income):
Interest expense	978	1,073
Interest income	(173)	(170)
Other, net	4,781	141
Total other expense (income)	5,586	1,044

Income before income taxes	30,980	25,011
Provision for income taxes	9,444	9,854
Net income	$21,536	$15,157

Basic per share data:
Net income	$0.44	$0.31

Weighted average basic shares of common stock outstanding	49,142	48,594

Diluted per share data:
Net income	$0.43	$0.31

Weighted average diluted shares of common stock outstanding	49,585	48,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three months ended
	October 27, 2012
	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount

Net income			$21,536

Other comprehensive income (loss):
Foreign currency translation adjustments	$465	$—	$465
Total other comprehensive income (loss)	$465	$—	$465

Total comprehensive income			$22,001

	Three months ended
	October 29, 2011
	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount

Net income			$15,157

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,829)	$—	$(2,829)
Change in fair value of swap agreements, net of tax	327	(128)	199
Total other comprehensive income (loss)	$(2,502)	$(128)	$(2,630)

Total comprehensive income			$12,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid in	Unallocated Shares of	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Capital	ESOP	Income	Earnings	Equity
Balances at July 28, 2012	49,011	$490	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP				41			41

Stock option exercises and restricted stock vestings, net	268	3	(2,057)				(2,054)

Share-based compensation			4,714				4,714

Tax benefit associated with stock plans			30				30

Foreign currency translation					465		465

Net income						21,536	21,536

Total comprehensive income							22,001
Balances at October 27, 2012	49,279	$493	$367,285	$(48)	$2,361	$633,357	$1,003,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three months ended
	October 27,	October 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,536	$15,157
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,119	9,592
Share-based compensation	4,714	3,910
Gain on disposals of property and equipment	(19)	(258)
Excess tax benefits from share-based payment arrangements	(30)	(455)
Impairment of intangible asset	1,629	—
Unrealized gain (loss) on foreign exchange	122	—
Provision for doubtful accounts	691	1,296
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(30,216)	(54,108)
Inventories	(140,067)	(135,363)
Prepaid expenses and other assets	(1,463)	3,514
Accounts payable	76,165	52,539
Accrued expenses and other liabilities	1,360	10,713
Net cash used in operating activities	(55,459)	(93,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,573)	(7,801)
Purchases of acquired businesses, net of cash acquired	(9,235)	(31)
Proceeds from disposals of property and equipment	20	277
Net cash used in investing activities	(13,788)	(7,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(100)	(1,261)
Net borrowings under notes payable	34,036	70,460
Increase in bank overdraft	30,352	31,029
Proceeds from exercise of stock options	1,165	1,756
Payment of employee restricted stock tax withholdings	(3,217)	(1,203)
Excess tax benefits from share-based payment arrangements	30	455
Capitalized debt issuance costs	(7)	—
Net cash provided by financing activities	62,259	101,236
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(195)	(69)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,183)	149
Cash and cash equivalents at beginning of period	16,122	16,867
Cash and cash equivalents at end of period	$8,939	$17,016

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$932	$1,056
Income taxes paid, net of refunds	$4,113	$3,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 27, 2012 (unaudited)

1.                                      SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

United Natural Foods, Inc. and subsidiaries (the “Company”) is a leading national distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.  During the three months ended October 27, 2012, other expense also includes a pre-tax charge of $4.9 million related to an agreement in principle to settle a multi-state unclaimed property audit.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses.  Outbound shipping and handling costs totaled $86.3 million and $69.9 million for the three months ended October 27, 2012 and October 29, 2011, respectively.  Outbound shipping and handling costs for the three months ended October 27, 2012 include employee benefit expenses which are now allocated.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011 the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), whereby the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in the income statement are deferred to provide the FASB with more time to consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. The Company’s adoption of ASU 2011-05 effective July 29, 2012 did not have a material impact on the presentation of the Company’s consolidated financial statements.

3.                                      ACQUISITIONS

During the first quarter of fiscal 2013, the Company acquired certain of the assets of three distributors within the Company’s wholesale segment.  The total cash consideration related to these acquisitions was approximately $9.2 million.  In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration of up to $3.7 million combined through February 2017. Furthermore, in connection with one of the acquisitions, we will grant restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of our acquisition of the business.

The preliminary fair value assigned to identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5-10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance.

These three acquisitions were financed through borrowings under the Company’s amended and restated revolving credit facility. The Company is still completing the final valuations of the acquired intangibles for these acquisitions and therefore the Company’s estimates and assumptions are subject to change within the measurement period. Acquisition costs related to these purchases are insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income. It is impracticable for the Company to provide complete financial results for each of these businesses since each was absorbed by the operations of the Company’s broadline distribution business and the Company does not record the expenses for this business separately from the rest of the broadline distribution business. Net sales resulting from these three acquisitions totaled approximately $11.2 million for the three months ended October 27, 2012.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

Divestiture of conventional non-foods and general merchandise lines of business

In June 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”), a leading national distributor of non-food products and general merchandise, to divest the Company’s conventional non-foods and general merchandise lines of business. In connection with this divestiture, the Company ceased operations at its Harrison, Arkansas distribution center, and during the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 to transition the specialty food line of business into the Company’s other distribution centers. Upon the closure of the Harrison, Arkansas distribution center during the first quarter of fiscal 2012, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale. During the first quarter of fiscal 2012, the Company recognized $5.1 million in severance and other expenses related to the completion of the divestiture. During the fourth quarter of fiscal 2012, the land, buildings and equipment associated with the Harrison, Arkansas distribution center was sold to a third party, resulting in a nominal gain.

Impairment of an intangible asset

During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which we were permitted to sell products under the seller’s existing trademark in exchange for royalty payments.  The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners.  In connection with this termination agreement, during the three months ended October 27, 2012 the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset.

5.                                      EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended
(In thousands)	October 27, 2012	October 29, 2011

Basic weighted average shares outstanding	49,142	48,594

Net effect of dilutive stock awards based upon the treasury stock method	443	295

Diluted weighted average shares outstanding	49,585	48,889

There were 9,327 and 78,627 anti-dilutive share-based payment awards outstanding for the three months ended October 27, 2012 and October 29, 2011, respectively.  These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2013, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2013.  These fixed price fuel agreements qualify for the “normal purchase” exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.  During the three months ended October 29, 2011, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2012 and which also qualified for the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

With the settlement of the interest rate swap during fiscal 2012, there were no financial assets and liabilities measured on a recurring basis as of October 27, 2012 or July 28, 2012.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. We believe the Company’s credit risk is similar to the overall market, and as note payable borrowings under our credit facility are short-term and variable rate and rates have not moved significantly since we initiated the underlying borrowings, the fair value of notes payable approximate carrying amounts.

The following estimated fair value amounts for long term debt have been determined by the Company using available market information and appropriate valuation methodologies including the discounted cash flow method, taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to market rates for similar financial instruments and are therefore deemed Level 2 inputs.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	October 27, 2012		July 28, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$1,506	$1,526	$985	$988

7.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other”. “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s Blue Marble Brands product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased. These unallocated corporate expenses are the primary driver behind the operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses”. The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended October 27, 2012:
Net sales	$1,394,414	$45,322	$(29,699)		$1,410,037
Operating income (loss)	49,988	(11,598)	(1,824)		36,566
Interest expense				$978	978
				(173)	(173)
Other, net				4,781	4,781
Income before income taxes					30,980
Depreciation and amortization	9,545	574			10,119
Capital expenditures	3,807	766			4,573
Goodwill	185,905	17,531			203,436
Total assets	1,546,924	137,913	(13,113)		1,671,724

Three months ended October 29, 2011:
Net sales	$1,203,082	$42,468	$(28,122)		$1,217,428
Operating income (loss)	38,403	(10,748)	(1,600)		26,055
Interest expense				$1,073	1,073
Interest income				(170)	(170)
Other, net				141	141
Income before income taxes					25,011
Depreciation and amortization	9,186	406			9,592
Capital expenditures	7,507	294			7,801
Goodwill	176,505	17,331			193,836
Total assets	1,443,440	150,877	(13,720)		1,580,597

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “seek,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 and any cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect on our business, results of operation and financial condition.

Overview

We believe we are the leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-six distribution centers, representing approximately 6.2 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 27,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers.

Our operations are comprised of three principal operating divisions. These operating divisions are:

•                  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert’s, which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•                  our retail division, consisting of Earth Origins Market, which operates our 13 natural products retail stores within the United States; and

•                  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel.  This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses.  As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform.  We launched this system upgrade at our Lancaster, Texas facility in September 2010 and we converted our Ridgefield, Washington facility in July 2012.  We plan to go live on our third facility in fiscal 2013 and expect to complete the roll out of this system upgrade in all of our distribution centers by the end of fiscal 2015.  These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Fiscal 2012 was a pivotal period for us as we completed the divestiture of our conventional non-foods and general merchandise lines of business that began in the fourth quarter of fiscal 2011.  In connection with the divestiture, we moved the remaining organic and natural specialty product inventory from our Harrison, Arkansas facility to other distribution centers across the United States, and closed the Harrison, Arkansas facility.  We were also successful in bringing onboard the single largest national customer at one time in our history.

Inflation continues to impact our financial results.  For the quarter ended October 27, 2012, inflation in food prices was approximately 2.2% when compared to price levels in the three months ended October 29, 2011.  We believe that based on the recent trend that levels are stabilizing near 3%.  Moderate levels of inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain.  We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 14 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020.  On July 28, 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution Inc. (“Whole Foods Distribution”) previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become their primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 36% of our net sales for both the three months ended October 27, 2012 and October 29, 2011.

In June 2010, we acquired certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. through our wholly-owned subsidiary, UNFI Canada, for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. During fiscal 2012, we utilized our UNFI Canada platform to further expand in the Canadian market, including through our purchase of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011.  During the first quarter of fiscal 2013, we also utilized this platform for our August 2012 acquisition of substantially all of the assets of a dairy distribution business in the central Canada market.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into most of our broadline distribution centers across the country.  Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets since fiscal 2010 that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling. On June 9, 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012, and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At October 27, 2012, our distribution capacity totaled approximately 6.2 million square feet. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado facility which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico. In April 2012, we entered into a lease for a new 535,000 square foot distribution center in Aurora, Colorado which is expected to become operational in the summer of 2013 and will replace our existing two broadline distribution centers, an Albert’s distribution center and an off-site storage location. We have also announced a multi-year expansion project with an additional distribution center planned for the United States in each of the Northwest, Midwest and Northeast regions.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses. During the three months ended October 27, 2012, other expense also includes a pre-tax charge of $4.9 million related to an agreement in principle to settle a multi-state unclaimed property audit.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended July 28, 2012, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets.   For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 27,	October 29,
	2012	2011

Net sales	100.0%	100.0%
Cost of sales	83.3%	82.2%
Gross profit	16.7%	17.8%

Total operating expenses	14.1%	15.7%

Operating income	2.6%	2.1%

Other expense (income):
Interest expense	0.1%	0.1%
Interest income	0.0%	0.0%
Other, net	0.3%	0.0%
Total other expense	0.4%	0.1%

Income before income taxes	2.2%	2.1%*

Provision for income taxes	0.7%	0.8%

Net income	1.5%	1.2%*

* Total reflects rounding

Three Months Ended October 27, 2012 Compared To Three Months Ended October 29, 2011

Net Sales

Our net sales for the three months ended October 27, 2012 increased approximately 15.8%, or $192.6 million, to $1,410.0 million from $1,217.4 million for the three months ended October 29, 2011. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel.  Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $11.2 million in incremental sales during the three months ended October 27, 2012 related to our acquisitions of certain assets of three distributors completed during the quarter ended October 27, 2012.  Net sales for the quarter ended October 27, 2012 also benefited from food price inflation of approximately 2.2% compared to price levels in the first quarter of the prior fiscal year.

Our net sales by customer type for the three months ended October 27, 2012 and October 29, 2011 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	October 27, 2012	% of Net Sales	October 29, 2011	% of Net Sales
Independently owned natural products retailers	$484	34%	$443	36%
Supernatural chains	507	36%	435	36%
Conventional supermarkets	345	25%	274	23%
Other	74	5%	65	5%
Total	$1,410	100%	$1,217	100%

Net sales to our independent retailer channel increased by approximately $41 million, or 9%, during the three months ended October 27, 2012 compared to the three months ended October 29, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended October 27, 2012 increased by approximately $72 million, or 17%, as compared to the three months ended October 29, 2011, and accounted for approximately 36% of our total net sales for the three months ended October 27, 2012 and October 29, 2011. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended October 27, 2012 increased by approximately $71 million, or 26%, from the three months ended October 29, 2011, and represented approximately 25% of our total net sales in the three months ended October 27, 2012 compared to 23% in the three months ended October 29, 2011. The increase in net sales to conventional supermarkets is primarily due to a large national customer that we began servicing in October 2011 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $9 million, or 14%, during the three months ended October 27, 2012 compared to the three months ended October 29, 2011, and accounted for approximately 5% of total net sales for both the three months ended October 27, 2012 and October 29, 2011.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for fiscal 2013 to grow over net sales for fiscal 2012. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced during the second half of fiscal 2012 and the first quarter of fiscal 2013 will contribute to our projected net sales growth in fiscal 2013.

Gross Profit

Our gross profit increased approximately 8.7%, or $18.8 million, to $236.0 million for the three months ended October 27, 2012, from $217.1 million for the three months ended October 29, 2011. Our gross profit as a percentage of net sales was 16.7% for the three months ended October 27, 2012 and 17.8% for the three months ended October 29, 2011. The decline in gross profit as a percentage of net sales between the first quarter of fiscal 2013 and the comparable period in fiscal 2012 is primarily due to a reduced number of forward buying transactions and lower backhaul volumes as a result of the initial launch of a new transportation routing software, combined with higher fuel costs, which together represented approximately 75 to 80 basis points of the year-over-year decline. The continued shift in our customer mix towards the supernatural and conventional supermarket channels, along with changes in the product mix and higher shrink levels also negatively impacted gross margin in the quarter ended October 27, 2012.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended October 27, 2012, approximately 74%, or $143 million of our $193 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels. As a result, approximately 61% of our total net sales in the three months ended October 27, 2012 were to the supernatural and conventional supermarket channels compared to approximately 59% in the three months ended October 29, 2011. This change in sales mix contributed to lower gross profits as a percentage of sales during the three months ended October 27, 2012.

We anticipate net sales growth in the supernatural and conventional supermarket channels will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing national warehouse management and procurement system upgrade.

Operating Expenses

Our total operating expenses increased approximately 4.4%, or $8.3 million, to $199.4 million for the three months ended October 27, 2012, from $191.1 million for the three months ended October 29, 2011. The increase in total operating expenses for the three months ended October 27, 2012 was primarily due to higher sales volume as well as intangible asset impairment of $1.6 million related to the termination of a long-term licensing agreement.  Total operating expenses for the three months ended October 29, 2011 included approximately $5.3 million in severance and other costs related to the previously announced divestiture of our conventional non-foods and general merchandise lines of business and approximately $1.6 million in start-up expenses which were incurred in connection with onboarding a large national conventional supermarket customer.  In addition, during the three months ended October 29, 2011 we recorded approximately $0.3 million for severance payments to a former executive, and our bad debt expense included $0.6 million associated with a bankruptcy filing by one of our customers.

Total operating expenses for the three months ended October 27, 2012 included share-based compensation expense of $4.7 million, compared to $3.9 million in the three months ended October 29, 2011.  Share-based compensation expense was higher during the three months ended October 27, 2012 primarily due to increases in the grant date fair value of awards in recent years as our stock price has appreciated, as well as the expense from our granting two-year performance-based vesting equity awards to our senior executives as part of a new component to their compensation arrangements that began in fiscal 2012.

As a percentage of net sales, total operating expenses decreased to approximately 14.1% for the three months ended October 27, 2012, from approximately 15.7% for the three months ended October 29, 2011. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, higher fixed cost coverage due to higher sales, the divestiture of our conventional non-foods and general merchandise lines of business and subsequent sale of our Harrison, Arkansas distribution center, as well as expense control programs across all of our divisions. We were able to partially manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled, reducing idle times and implementing other similar measures. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade.  We first launched this system upgrade at our Lancaster, Texas facility in September 2010, and we converted our Ridgefield, Washington facility in July 2012. We expect to complete the roll out of this system upgrade in all of our distribution centers by the end of fiscal 2015.

Operating Income

Operating income increased approximately 40.3%, or $10.5 million, to $36.6 million for the three months ended October 27, 2012, from $26.1 million for the three months ended October 29, 2011. As a percentage of net sales, operating income was 2.6% for the three months ended October 27, 2012 compared to 2.1% for the three months ended October 29, 2011. The increase in operating income is primarily attributable to the operating expense management discussed above as well as the $3.7 million decrease in restructuring and asset impairment charges, partially offset by the lower gross profit as a percentage of net sales during the quarter.

Other Expense (Income)

Other expense (income) increased $4.6 million to $5.6 million for the three months ended October 27, 2012, from $1.0 million for the three months ended October 29, 2011. Interest expense and interest income were approximately $1.0 million and $0.2 million in each of the three months ended October 27, 2012 and October 29, 2011, respectively. During the three months ended October 27, 2012, other expense includes $4.9 million recorded in connection with an agreement in principle to settle a multi-state unclaimed property audit. The Company expects to finalize an agreement and make payment in the second quarter of fiscal 2013.

Provision for Income Taxes

Our effective income tax rate was 30.5% and 39.4% for the three months ended October 27, 2012 and October 29, 2011, respectively. The decrease in the effective income tax rate for the three months ended October 27, 2012 was impacted by a net benefit of $2.9 million from certain discrete tax items recorded during the first quarter of fiscal 2013.  These items consisted of a tax benefit from the net reversal of uncertain tax positions of $3.7 million, primarily due to audit resolutions during the first quarter of fiscal 2013, offset by other adjustments of $0.8 million.  Absent these discrete tax items, the three months ended October 27, 2012 estimated annual effective tax rate would have been 39.8%.

Net Income

Reflecting the factors described in more detail above, net income increased $6.4 million to $21.5 million, or $0.43 per diluted share, for the three months ended October 27, 2012, compared to $15.2 million, or $0.31 per diluted share, for the three months ended October 29, 2011.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $70 million to $100 million in cash flow from operations in each of fiscal 2013 and fiscal 2014. We intend to continue to utilize this cash generated from operations to fund working capital and capital expenditure needs, and pay down our debt levels. We intend to manage capital expenditures to no more than approximately 1.3% of net sales for fiscal 2013. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either equity or long-term debt negotiated at the time of the potential acquisition or borrowing under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million amended and restated revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company’s U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This amended and restated revolving credit facility also provides a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the U.S. portion of the amended and restated revolving credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%, or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the amended and restated revolving credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%, or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of October 27, 2012, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $484.7 million. As of October 27, 2012, we had $148.9 million outstanding under our amended and restated revolving credit facility, $34.1 million in letter of credit commitments and reserves which reduces our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $301.7 million as of October 27, 2012. The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended October 27, 2012.

In connection with our entering into the amended and restated revolving credit facility described above, we used a portion of our availability to pay off our term loan agreement, which was maturing on July 28, 2012. Concurrently, we settled our interest rate swap entered into in July 2005 by paying $0.3 million during the fourth quarter of fiscal 2012.

Our amended and restated revolving credit facility includes borrowing rates that are approximately 50 to 100 basis points higher than our prior revolving credit facility, depending on remaining availability. However, we do not expect our overall interest expense to increase significantly if rates remain relatively stable as we have terminated our higher fixed rate interest rate swap, which covered our term loan that we repaid in May 2012.

Net cash used in operations was $55.5 million for the three months ended October 27, 2012, a decrease of $38.0 million from the $93.5 million used in operations for the three months ended October 29, 2011. The primary reasons for the net cash used in operations for the three months ended October 27, 2012 were an increase in inventories of $140.1 million due to our sales growth during the year and inventory build-up for the holiday season, and an increase in accounts receivable of $30.2 million, partially offset by an increase in accounts payable of $76.2 million and net income of $21.5 million. The primary reasons for the net cash used in operations for the three months ended October 29, 2011 were an increase in inventories of $135.4 million due to our sales growth during the year, inventory build-up for the holiday season and our new national customer, and an increase in accounts receivable of $54.1 million, partially offset by an increase in accounts payable of $52.5 million and net income of $15.2 million. Days in inventory remained at 50 days at October 27, 2012, the same level as at July 28, 2012. Days sales outstanding decreased slightly to 21 days at October 27, 2012, from 22 days at July 28, 2012. Working capital increased by $46.5 million, or 7.6%, to $659.2 million at October 27, 2012, compared to working capital of $612.7 million at July 28, 2012.

Net cash used in investing activities increased $6.2 million to $13.8 million for the three months ended October 27, 2012, compared to $7.6 million for the three months ended October 29, 2011. The increase from the fiscal three months ended October 29, 2011 was primarily due to our acquisitions of certain assets of three distributors during the first quarter of fiscal 2013.

Net cash provided by financing activities was $62.3 million for the three months ended October 27, 2012, primarily due to borrowings under notes payable of $34.0 million and increases in bank overdrafts of $30.4 million. Net cash provided by financing activities was $101.2 million for the three months ended October 29, 2011, primarily due to borrowings on notes payable of $70.5 million and increases in bank overdrafts of $31.0 million.

We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be “highly effective.” During the three months ended October 27, 2012 and October 29, 2011, we had no outstanding commodity swap agreements.

In addition to the previously discussed commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of October 27, 2012, we had entered into agreements which require us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. As of October 29, 2011, we had entered into agreements which required us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. All of these fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended October 27, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 6 to the condensed consolidated financial statements, we previously used an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt.  In May 2012, we terminated this swap agreement in connection with repaying our outstanding term loan.  In addition, from time to time we have used commodity swap agreements to hedge a portion of our expected diesel fuel usage, or fixed price purchase contracts. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2012.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on shares repurchased by the Company during the three months ended October 27, 2012.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2012 – September 1, 2012	—		—	—	—
September 2, 2012 – September 29, 2012	12,410		54.62	—	—
September 30, 2012 – October 27, 2012	—		$—	—	—
Total	12,410	(1)	$54.62	—	—

(1) All shares repurchased during the three months ended October 27, 2012 relate to shares withheld and retired to satisfy the tax withholding obligations upon vesting of previously awarded performance shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective December 3, 2012, the Compensation Committee of the Company’s Board of Directors granted 25,000 performance-based vesting shares of restricted stock and 5,123 performance-based vesting restricted stock units to Steven Spinner, the Company’s President and Chief Executive Officer, pursuant to the Company’s Amended and Restated 2004 Equity Incentive Plan (the “Performance Awards”).  The Performance Awards will vest on a one-for-one basis for shares of the Company’s common stock based upon the Compensation Committee’s determination that the Company’s actual performance during the period beginning October 28, 2012 and ending August 3, 2013 (the “Performance Period”) exceeded certain financial targets established by the Compensation Committee with respect to two performance metrics— operating income and return on invested capital.  Mr. Spinner will be eligible to earn between 0% and 200% of the targeted Performance Awards based on the Company’s actual performance in relation to targeted levels of performance for the operating income metric and the return on invested capital metric.  The Compensation Committee does not believe that these performance targets are easily attainable, and none of the Performance Awards granted to Mr. Spinner will vest unless the Company achieves the minimum required performance levels for the Performance Period.

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
101*

The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. †

*                                         Filed herewith.

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

Dated:  December 06, 2012