Form 10-Q
period 2013-01-26
UNITED NATURAL FOODS INC
filed 2013-03-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2013

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

As of February 26, 2013 there were 49,298,389 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	January 26, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,085	$16,122
Accounts receivable, net of allowance of $7,022 and $6,249, respectively	358,173	305,177
Inventories	674,046	578,555
Prepaid expenses and other current assets	30,726	21,654
Deferred income taxes	25,353	25,353
Total current assets	1,096,383	946,861

Property & equipment, net	302,368	278,455

Other assets:
Goodwill	203,906	193,741
Intangible assets, net of accumulated amortization of $12,236 and $10,809, respectively	51,981	52,496
Other assets	25,468	22,393
Total assets	$1,680,106	$1,493,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285,943	$242,179
Accrued expenses and other current liabilities	125,027	91,632
Current portion of long-term debt	357	350
Total current liabilities	411,327	334,161

Notes payable	173,947	115,000
Long-term debt, excluding current portion	849	635
Deferred income taxes	36,260	36,260
Other long-term liabilities	29,068	29,174
Total liabilities	651,451	515,230

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,295 issued and outstanding shares at January 26, 2013; 49,011 issued and outstanding shares at July 28, 2012	493	490
Additional paid-in capital	370,634	364,598
Unallocated shares of Employee Stock Ownership Plan	(71)	(89)
Accumulated other comprehensive income	1,622	1,896
Retained earnings	655,977	611,821
Total stockholders’ equity	1,028,655	978,716
Total liabilities and stockholders’ equity	$1,680,106	$1,493,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net sales	$1,445,703	$1,286,910	$2,855,740	$2,504,338
Cost of sales	1,204,030	1,063,763	2,378,114	2,064,078
Gross profit	241,673	223,147	477,626	440,260

Operating expenses	202,693	185,760	400,451	371,473
Restructuring and asset impairment expenses (recoveries)	—	(126)	1,629	5,219
Total operating expenses	202,693	185,634	402,080	376,692

Operating income	38,980	37,513	75,546	63,568

Other expense (income):
Interest expense	1,373	1,382	2,351	2,455
Interest income	(168)	(219)	(341)	(389)
Other, net	201	27	4,982	168
Total other expense, net	1,406	1,190	6,992	2,234

Income before income taxes	37,574	36,323	68,554	61,334
Provision for income taxes	14,954	14,312	24,398	24,166
Net income	$22,620	$22,011	$44,156	$37,168

Basic per share data:
Net income	$0.46	$0.45	$0.90	$0.76

Weighted average basic shares of common stock outstanding	49,289	48,774	49,174	48,665

Diluted per share data:
Net income	$0.46	$0.45	$0.89	$0.76

Weighted average diluted shares of common stock outstanding	49,528	49,019	49,475	48,933

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended			Three months ended
	January 26, 2013			January 28, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$22,620			$22,011
Other comprehensive income (loss):
Foreign currency translation adjustments	$(739)	$—	$(739)	$(768)	$—	$(768)
Change in fair value of swap agreements, net of tax	—	—	—	312	(123)	189
Total other comprehensive income (loss)	$(739)	$—	$(739)	$(456)	$(123)	$(579)
Total comprehensive income			$21,881			$21,432

	Six months ended			Six months ended
	January 26, 2013			January 28, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$44,156			$37,168
Other comprehensive income (loss):
Foreign currency translation adjustments	$(274)	$—	$(274)	$(3,597)	$—	$(3,597)
Change in fair value of swap agreements, net of tax	—	—	—	639	(251)	388
Total other comprehensive income (loss)	$(274)	$—	$(274)	$(2,958)	$(251)	$(3,209)
Total comprehensive income			$43,882			$33,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at July 28, 2012	49,011	$490	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP				18			18
Stock option exercises and restricted stock vestings, net	284	3	(1,883)				(1,880)
Share-based compensation			7,889				7,889
Tax benefit associated with stock plans			30				30
Foreign currency translation					(274)		(274)
Net income						44,156	44,156
Balances at January 26, 2013	49,295	$493	$370,634	$(71)	$1,622	$655,977	$1,028,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six months ended
	January 26, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,156	$37,168
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,944	19,190
Share-based compensation	7,889	6,433
Gain on disposals of property and equipment	(20)	(306)
Excess tax benefits from share-based payment arrangements	(30)	(441)
Impairment of intangible asset	1,629	—
Unrealized loss on foreign exchange	(63)	—
Provision for doubtful accounts	1,497	1,832
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(51,057)	(67,522)
Inventories	(94,621)	(79,545)
Prepaid expenses and other assets	(11,762)	3,278
Accounts payable	32,140	14,203
Accrued expenses and other liabilities	714	7,905
Net cash used in operating activities	(48,584)	(57,805)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,026)	(12,922)
Purchases of acquired businesses, net of cash acquired	(9,266)	(2,450)
Proceeds from disposals of property and equipment	2,342	325
Net cash used in investing activities	(26,950)	(15,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(400)	(2,522)
Proceeds from borrowings under revolving credit line	361,906	618,897
Repayments of borrowings under revolving credit line	(302,808)	(543,897)
Increase in bank overdraft	10,504	8,851
Proceeds from exercise of stock options	1,455	2,508
Payment of employee restricted stock tax withholdings	(3,335)	(1,392)
Excess tax benefits from share-based payment arrangements	30	441
Capitalized debt issuance costs	(12)	—
Net cash provided by financing activities	67,340	82,886
EFFECT OF EXCHANGE RATE CHANGES ON CASH	157	(165)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,037)	9,869
Cash and cash equivalents at beginning of period	16,122	16,867
Cash and cash equivalents at end of period	$8,085	$26,736
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2,195	$2,423
Income taxes paid, net of refunds	$32,315	$18,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 26, 2013 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012.

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.  During the six months ended January 26, 2013, other expense also includes a pre-tax charge of $4.9 million related to an agreement reached during the first quarter of fiscal 2013 to settle a multi-state unclaimed property audit. The condensed consolidated statement of cash flows for the six months ended January 28, 2012 has been adjusted to properly present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  These amounts were previously presented on a net basis. The revisions were not material to the Company's consolidated financial statements as a whole.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs totaled $88.5 million and $74.2 million for the three months ended January 26, 2013 and January 28, 2012, respectively.  For the six months ended January 26, 2013 and January 28, 2012, these outbound shipping and handling costs totaled $174.8 million and $144.0 million, respectively. Outbound shipping and handling costs for the three and six months ended January 26, 2013 include employee benefit expenses which are now allocated.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 , Intangibles - Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASU No. 2012-02 is effective for fiscal years that begin after September 15, 2012, though early adoption is permitted. The Company’s adoption of ASU No. 2012-02 effective July 29, 2012 did not have a material impact on the presentation of the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires that an entity present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011 the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), whereby the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments in the income statement are deferred to provide the FASB with more time to consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented. The Company’s adoption of ASU No. 2011-05 effective July 29, 2012 did not have a material impact on the presentation of the Company’s consolidated financial statements.

3.                                      ACQUISITIONS

During the first quarter of fiscal 2013, the Company, within its wholesale segment, completed three business combinations related to the acquisition of certain assets of three distribution companies. The total cash consideration related to these acquisitions was approximately $9.2 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration of up to $3.7 million combined through February 2017. Furthermore, in connection with one of the acquisitions, we granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of our acquisition of the business.

The preliminary fair value assigned to identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5 - 10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance.

These three acquisitions were financed through borrowings under the Company’s amended and restated revolving credit facility. The Company is still completing the final valuations of the acquired intangibles for these acquisitions and therefore the Company’s estimates and assumptions are subject to change within the measurement period. Acquisition costs related to these purchases were insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income. Each of these businesses were absorbed by the operations of the Company’s broadline distribution business, therefore the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total. Net sales resulting from these three acquisitions totaled approximately $14.3 million and $25.5 million for the three and six months ended January 26, 2013, respectively.

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

5.                                      EARNINGS PER SHARE

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Six months ended
(In thousands)	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Basic weighted average shares outstanding	49,289	48,774	49,174	48,665
Net effect of dilutive stock awards based upon the treasury stock method	239	245	301	268
Diluted weighted average shares outstanding	49,528	49,019	49,475	48,933

There were 307,980 and 168,392 anti-dilutive share-based payment awards outstanding for the three months ended January 26, 2013 and January 28, 2012, respectively. For the six months ended January 26, 2013 and January 28, 2012, there were 118,841 and 168,392 anti-dilutive stock awards outstanding, respectively. These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2013, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2013. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the six months ended January 28, 2012, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2012 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

With the settlement of the interest rate swap during fiscal 2012, there were no financial assets and liabilities measured on a recurring basis as of January 26, 2013 or July 28, 2012.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. We believe the Company’s credit risk is similar to the overall market and variable rate and rates have not moved significantly since we initiated the underlying borrowings, the fair value of notes payable approximate carrying amounts.

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

	January 26, 2013		July 28, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$1,206	$1,222	$985	$988

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 26, 2013:
Net sales	$1,431,047	$37,441	$(22,785)		$1,445,703
Operating income (loss)	47,078	(8,899)	801		38,980
Interest expense				$1,373	1,373
Interest income				(168)	(168)
Other, net				201	201
Income before income taxes					37,574
Depreciation and amortization	10,398	427			10,825
Capital expenditures	15,305	148			15,453
Goodwill	186,374	17,532			203,906
Total assets	1,548,772	140,595	(9,261)		1,680,106

Three months ended January 28, 2012:
Net sales	$1,273,400	$34,987	$(21,477)		$1,286,910
Operating income (loss)	43,139	(6,589)	963		37,513
Interest expense				$1,382	1,382
Interest income				(219)	(219)
Other, net				27	27
Income before income taxes					36,323
Depreciation and amortization	9,190	408			9,598
Capital expenditures	4,479	642			5,121
Goodwill	176,245	17,331			193,576
Total assets	1,400,094	153,017	(6,288)		1,546,823

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended January 26, 2013:
Net sales	$2,825,461	$82,763	$(52,484)		$2,855,740
Operating income (loss)	97,065	(20,496)	(1,023)		75,546
Interest expense				$2,351	2,351
Interest income				(341)	(341)
Other, net				4,982	4,982
Income before income taxes					68,554
Depreciation and amortization	19,943	1,001			20,944
Capital expenditures	19,112	914			20,026
Goodwill	186,374	17,532			203,906
Total assets	1,548,772	140,595	(9,261)		1,680,106

Six months ended January 28, 2012:
Net sales	$2,476,482	$77,455	$(49,599)		$2,504,338
Operating income (loss)	81,541	(17,336)	(637)		63,568
Interest expense				$2,455	2,455
Interest income				(389)	(389)
Other, net				168	168
Income before income taxes					61,334
Depreciation and amortization	18,375	815			19,190
Capital expenditures	11,986	936			12,922
Goodwill	176,245	17,331			193,576
Total assets	1,400,094	153,017	(6,288)		1,546,823

8.                                      SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities during the six months ended January 26, 2013 include approximately $24.5 million of payments made directly to contractors by the landlord under the terms of a lease agreement which is being accounted for by the Company as a sale-leaseback transaction. These amounts are recorded within property and equipment, net, with a corresponding amount within accrued expenses and other current liabilities at January 26, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

·                  our dependence on principal customers;
·                  our sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer spending trends;
·                  our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on these sales;
·                  our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;
·                  our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers and our transportation management system Company-wide;
·                  increased fuel costs;
·                  our sensitivity to inflationary and deflationary pressures;
·                  the relatively low margins and economic sensitivity of our business;
·                  the potential for disruptions in our supply chain by circumstances beyond our control;
·                  the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors; and
·                  management’s allocation of capital and the timing of capital expenditures.

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

Our operations are comprised of three principal operating divisions. These operating divisions are:

·                  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert’s, which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

·                  our retail division, consisting of Earth Origins Market, which operates our 14 natural products retail stores within the United States; and

·                  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform. We launched this system upgrade at our Lancaster, Texas facility in September 2010 and we converted our Ridgefield, Washington facility in July 2012. We plan to go live on our third facility in fiscal 2013 and expect to complete the roll out of this system upgrade in all of our distribution centers by the end of fiscal 2016. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

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

Inflation continued to impact our financial results for the first half of fiscal 2013. For the quarter ended January 26, 2013, inflation in food prices was approximately 2.0% when compared to price levels in the three months ended January 28, 2012. We believe that based on the recent trend that levels are stabilizing near 2-3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 14 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010,

we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution Inc. (“Whole Foods Distribution”) previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become their primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 37% of our net sales for both the three months ended January 26, 2013 and January 28, 2012. Whole Foods Market accounted for approximately 37% and 36% of our net sales for the six months ended January 26, 2013 and January 28, 2012, respectively.

We expanded our operations into Canada with the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. through our wholly-owned subsidiary, UNFI Canada, for cash consideration of $65.8 million in June 2010. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. During fiscal 2012, we utilized our UNFI Canada platform to further expand in the Canadian market, including through our purchase of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011. During the first quarter of fiscal 2013, we also utilized this platform for our August 2012 acquisition of substantially all of the assets of a dairy distribution business in the central Canada market.

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

To maintain our market leadership and improve our operating efficiencies, we seek to continually:

·                  expand our marketing and customer service programs across regions;

·                  expand our national purchasing opportunities;

·                  offer a broader product selection;

·                  offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;

·                  centralize general and administrative functions to reduce expenses;

·                  consolidate systems applications among physical locations and regions;

·                  increase our investment in people, facilities, equipment and technology;

·                  integrate administrative and accounting functions; and

·                  reduce the geographic overlap between regions.

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At January 26, 2013 our distribution capacity totaled approximately 6.2 million square feet. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado facility which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico. In April 2012, we entered into a lease for a new 535,000 square foot distribution center in Aurora, Colorado which is expected to become operational in the summer of 2013 and will replace our existing two broadline distribution centers, an Albert’s distribution center and an off-site storage location. We have also announced a multi-year expansion project with an additional distribution center planned for the United States in each of the Midwest and Northeast regions and Northern California.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses. During the six months ended January 26, 2013 other expense also includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Six months ended
	January 26, 2013	January 28, 2012	January 26, 2013		January 28, 2012
Net sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	83.3%	82.7%	83.3%		82.4%
Gross profit	16.7%	17.3%	16.7%		17.6%
Total operating expenses	14.0%	14.4%	14.1%		15.0%
Operating income	2.7%	2.9%	2.6%		2.5%	*
Other expense (income):
Interest expense	0.1%	0.1%	0.1%		0.1%
Interest income	—%	—%	—%		—%
Other, net	—%	—%	0.2%		—%
Total other expense	0.1%	0.1%	0.2%	*	0.1%
Income before income taxes	2.6%	2.8%	2.4%		2.5%	*
Provision for income taxes	1.0%	1.1%	0.9%		1.0%
Net income	1.6%	1.7%	1.5%		1.5%
___________________________________________________
* Total reflects rounding

Three Months Ended January 26, 2013 Compared To Three Months Ended January 28, 2012

Net Sales

Our net sales for the three months ended January 26, 2013 increased approximately 12.3%, or $158.8 million, to $1.4 billion from $1.3 billion for the three months ended January 28, 2012. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $14.3 million in incremental sales during the three months ended January 26, 2013 related to our acquisitions of certain assets of three distributors completed during the first quarter of fiscal 2013. Net sales for the quarter ended January 26, 2013 also benefited from food price inflation of approximately 2.0% compared to price levels in the second quarter of the prior fiscal year.

Our net sales by customer type for the three months ended January 26, 2013 and January 28, 2012 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	January 26, 2013	% of Net Sales	January 28, 2012	% of Net Sales
Independently owned natural products retailers	$473	33%	$438	34%
Supernatural chains	538	37%	470	37%
Conventional supermarkets	368	25%	321	25%
Other	67	5%	58	4%
Total	$1,446	100%	$1,287	100%

Net sales to our independent retailer channel increased by approximately $35 million, or 8%, during the three months ended January 26, 2013 compared to the three months ended January 28, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore, represent a lower percentage of our total net sales in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended January 26, 2013 increased by approximately $68 million, or 14%, as compared to the three months ended January 28, 2012, and accounted for approximately 37% of our total net sales for each of the three months ended January 26, 2013 and January 28, 2012. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended January 26, 2013 increased by approximately $47 million, or 15%, from the three months ended January 28, 2012, and represented approximately 25% of our total net sales in each of the three months ended January 26, 2013 and January 28, 2012. The increase in net sales to conventional supermarkets is due in part to a large national customer that we began servicing in October 2011 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $9.0 million, or 16%, during the three months ended January 26, 2013 compared to the three months ended January 28, 2012, and accounted for approximately 5% of total net sales for both the three months ended January 26, 2013 compared to 4% in the three months ended January 28, 2012.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for fiscal 2013 to grow over net sales for fiscal 2012. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced during the second half of fiscal 2012 and the first half of fiscal 2013 will contribute to our projected net sales growth for the remainder of fiscal 2013.

Gross Profit

Our gross profit increased approximately 8.3%, or $18.5 million, to $241.7 million for the three months ended January 26, 2013, from $223.1 million for the three months ended January 28, 2012. Our gross profit as a percentage of net sales was 16.7% for the three months ended January 26, 2013 and 17.3% for the three months ended January 28, 2012. The decline in gross profit as a percentage of net sales between the second quarter of fiscal 2013 and the comparable period in fiscal 2012 is primarily due to a reduced number of promotional opportunities as well as increased sales of customers' private label brands. The continued shift in our customer mix towards the supernatural and conventional supermarket channels, along with changes in the product mix and higher shrink levels also negatively impacted gross margin in the quarter ended January 26, 2013.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended January 26, 2013, approximately 72%, or $115 million of our $159 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels. As a result, approximately 62% of our total net sales in the three months ended January 26, 2013 and January 28, 2012 were to the supernatural and conventional supermarket channels.

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

Operating Expenses

Our total operating expenses increased approximately 9.2%, or $17.1 million, to $202.7 million  for the three months ended January 26, 2013, from $185.6 million for the three months ended January 28, 2012. The increase in total operating expenses for the three months ended January 26, 2013 was primarily due to higher sales volume, $0.9 million in non-cash straight-line rent expense associated with our new Denver, Colorado area facility and $3.6 million in labor action related costs at our Auburn, Washington facility. The labor action was resolved in February 2013 and we expect that our labor-related operating expenses at our Auburn facility will return to normalized levels beginning in the third quarter of fiscal 2013.

Total operating expenses for the three months ended January 26, 2013 included share-based compensation expense of $3.2 million, compared to $2.5 million in the three months ended January 28, 2012. Share-based compensation expense was higher during the three months ended January 26, 2013 primarily due to increases in the grant date fair value of awards in recent years as our stock price has appreciated, as well as the expense from our granting two-year performance-based vesting equity awards to our senior executives as part of a new component to their compensation arrangements that began in fiscal 2012.

As a percentage of net sales, total operating expenses decreased to approximately 14.0% for the three months ended January 26, 2013, from approximately 14.4% for the three months ended January 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales. We were also able to partially manage our fuel costs despite rising prices as a result of our continued efforts to lock in the price of a portion of our expected fuel usage. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade. We first launched this system upgrade at our Lancaster, Texas facility in September 2010, and we converted our Ridgefield, Washington facility in July 2012. We expect to install this system in a third facility in the second half of fiscal 2013 and to complete the roll out of this system upgrade in all of our distribution centers by the end of fiscal 2016.

Operating Income

Operating income increased approximately 3.9%, or $1.5 million, to $39.0 million for the three months ended January 26, 2013, from $37.5 million for the three months ended January 28, 2012. As a percentage of net sales, operating income was 2.7% for the three months ended January 26, 2013 compared to 2.9% for the three months ended January 28, 2012. The decrease in operating income as a percentage of net sales is attributable to $3.6 million in labor action costs incurred in the three months ended January 26, 2013. The increase in operating income is primarily attributable to the net sales growth and operating expense controls discussed above.

Other Expense (Income)

Other expense (income) increased $0.2 million to $1.4 million for the three months ended January 26, 2013, from $1.2 million for the three months ended January 28, 2012. Interest expense and interest income were approximately $1.4 million and $0.2 million in each of the three months ended January 26, 2013 and January 28, 2012, respectively.

Provision for Income Taxes

Our effective income tax rate was 39.8% and 39.4% for the three months ended January 26, 2013 and January 28, 2012, respectively. The increase in the effective income tax rate for the three months ended January 26, 2013 was impacted primarily by increases in blended state tax rates.

Net Income

Reflecting the factors described in more detail above, net income increased $0.6 million to $22.6 million, or $0.46 per diluted share, for the three months ended January 26, 2013, compared to $22.0 million, or $0.45 per diluted share, for the three months ended January 28, 2012.

Six Months Ended January 26, 2013 Compared To Six Months Ended January 28, 2012

Net Sales

Our net sales increased approximately 14.0%, or $351.4 million, to $2.9 billion for the six months ended January 26, 2013, from $2.5 billion for the six months ended January 28, 2012. This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended January 26, 2013, including growth in our wholesale segment of $349.0 million. Our growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. We also benefited from the inclusion of $25.5 million in net sales for the six months ended January 26, 2013 resulting from the three asset acquisitions we completed during the first quarter of fiscal 2013. Net sales also benefited from food price inflation of approximately 2.1% that we experienced in the six months ended January 26, 2013 compared to price levels in the prior year comparable period.
Our net sales by customer type for the six months ended January 26, 2013 and January 28, 2012 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	January 26, 2013	% of Net Sales	January 28, 2012	% of Net Sales
Independently owned natural products retailers	$957	34%	$881	35%
Supernatural chains	1,045	37%	905	36%
Conventional supermarkets	713	25%	595	24%
Other	141	4%	123	5%
Total	$2,856	100%	$2,504	100%

Net sales to the supernatural chain channel for the six months ended January 26, 2013 increased by approximately $140 million or 15% as compared to the prior fiscal year's comparable period, and accounted for approximately 37% of our total net sales for the six months ended January 26, 2013 and January 28, 2012. The increase in sales to Whole Foods Market is due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the six months ended January 26, 2013 increased by approximately $118 million, or 20% from the six months ended January 28, 2012, and represented approximately 25% of total net sales in the six months ended January 26, 2013 compared to 24% in the six months ended January 28, 2012. The increase in net sales to conventional supermarkets is primarily due to our newest national customer we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Net sales to our independent retailer channel increased by approximately $76 million, or 9% during the six months ended January 26, 2013 compared to the six months ended January 28, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $18 million, or 15% during the six months ended January 26, 2013 and accounted for approximately 4% of total net sales for the six months ended January 26, 2013 and 5% for the six months ended January 28, 2012.

Gross Profit

Our gross profit increased approximately 8.5%, or $37.4 million, to $477.6 million for the six months ended January 26, 2013, from $440.3 million for the six months ended January 28, 2012. Our gross profit as a percentage of net sales was 16.7% for the six months ended January 26, 2013, compared to 17.6% for the six months ended January 28, 2012. The decline in gross profit as a percentage of net sales is due to the continued change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as a reduced number of promotional opportunities as well as increased sales of customers' private label brands combined with higher inbound freight costs and inventory shrink. Our decision to maintain higher service levels in the first quarter of fiscal 2013 despite greater supplier out of stocks also negatively impacted our gross margin in the first six months of fiscal 2013 due to increased costs to move freight between our facilities.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the six months ended January 26, 2013 approximately $258 million of our $352 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 62% of our total net sales in the six months ended January 26, 2013 were to the conventional supermarket and supernatural channels compared to approximately 60% in the six months ended January 28, 2012. This change in sales mix contributed to the decline in gross profit as a percentage of net sales during the six months ended January 26, 2013.

Operating Expenses

Our total operating expenses increased approximately 6.7%, or $25.4 million, to $402.1 million for the six months ended January 26, 2013, from $376.7 million for the six months ended January 28, 2012. The increase in total operating expenses for the six months ended January 26, 2013 was primarily due to higher sales volume, approximately $4.6 million in labor action related costs at our Auburn, Washington facility, approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset, and $1.6 million in non-cash straight-line rent expense associated with our new Denver, Colorado area distribution facility. The six months ended January 28, 2012 was impacted by $5.2 million in severance and other costs related to the divestiture of our conventional non-food and general merchandise lines of business and approximately $1.6 million in start-up expenses incurred in connection with onboarding our newest national customer. In addition, we recorded approximately $0.3 million for severance payments for a former executive, and our bad debt expense for the six months ended January 28, 2012 included $0.6 million associated with a bankruptcy filing by one of our customers.

Total operating expenses for the six months ended January 26, 2013 include share-based compensation expense of $7.9 million, compared to $6.4 million in the six months ended January 28, 2012. Share-based compensation expense was higher during the six months ended January 26, 2013 primarily due to expense recognized for new two-year performance-based equity awards for our senior executives.

As a percentage of net sales, total operating expenses decreased to approximately 14.1% for the six months ended January 26, 2013, from approximately 15.0% for the six months ended January 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to higher leverage on fixed costs, the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. Our operating expenses as a percentage of sales were also negatively impacted by certain items in each period which are specifically noted above. We were able to manage our fuel costs despite rising prices as a result of our continued efforts to lock in the price of a portion of our expected fuel usage.

Operating Income

Operating income increased approximately 18.8%, or $12.0 million, to $75.5 million for the six months ended January 26, 2013, from $63.6 million for the six months ended January 28, 2012. As a percentage of net sales, operating income was 2.6% for the six months ended January 26, 2013 compared to 2.5% for the six months ended January 28, 2012.

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

Other Expense (Income)

Other expense was $7.0 million and $2.2 million for the six months ended January 26, 2013 and January 28, 2012, respectively. Interest expense was $2.4 million and $2.5 million for the six months ended January 26, 2013 and January 28, 2012, respectively. During the six months ended January 26, 2013, other expense includes $4.9 million recorded in connection with an agreement to settle a multi-state unclaimed property audit.

Provision for Income Taxes

Our effective income tax rate was 35.6% and 39.4% for the six months ended January 26, 2013 and January 28, 2012, respectively. The decrease in the effective income tax rate for the six months ended January 26, 2013 was driven by a net benefit of $2.9 million from certain discrete tax items recorded during the first quarter of fiscal 2013. These items consisted of a tax benefit from the net reversal of uncertain tax positions of $3.7 million, primarily due to audit resolutions during the first quarter of fiscal 2013, offset by other adjustments of $0.8 million. Absent these discrete tax items, the six months ended January 26, 2013 annual effective tax rate would have been 39.8%.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $7.0 million to $44.2 million, or $0.89 per diluted share, for the six months ended January 26, 2013, compared to $37.2 million, or $0.76 per diluted share, for the six months ended January 28, 2012.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next twelve months. The condensed consolidated statement of cash flows present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  We expect to generate an average of $70 million to $100 million in cash flow from operations in each of fiscal 2013 and fiscal 2014. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, and reduce our debt levels. We intend to manage capital expenditures to no more than approximately 1.3% of net sales for fiscal 2013. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million amended and restated revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company’s U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This amended and restated revolving credit facility also provides a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the U.S. portion of the amended and restated revolving credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%), or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the amended and restated revolving credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of January 26, 2013, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $475.3 million. As of January 26, 2013, we had $173.9 million outstanding under our amended and restated revolving credit facility and $34.1 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $267.3 million as of January 26, 2013. The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended January 26, 2013.

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

Net cash used in operations was $48.6 million for the six months ended January 26, 2013, a decrease of $9.2 million from the $57.8 million used in operations for the six months ended January 28, 2012. The primary reasons for the net cash used in operations for the six months ended January 26, 2013 were an increase in inventories of $94.6 million and an increase in accounts receivable of $51.1 million due to sales growth during the year, partially offset by an increase in accounts payable of $32.1 million and net income of $44.2 million. The primary reasons for the net cash used in operations for the six months ended January 28, 2012 were an increase in inventories of $79.5 million and an increase in accounts receivable of $67.5 million due to our sales growth during the year, partially offset by an increase in accounts payable of $14.2 million and net income of $37.2 million. Days in inventory increased slightly to 53 days at January 26, 2013, compared to 50 days at July 28, 2012. Days sales outstanding remained at 22 days at January 26, 2013 and July 28, 2012. Working capital increased by $72.4 million, or 11.8%, to $685.1 million at January 26, 2013, compared to working capital of $612.7 million at July 28, 2012.

Net cash used in investing activities increased $11.9 million to $27.0 million for the six months ended January 26, 2013, compared to $15.0 million for the six months ended January 28, 2012. The increase from the fiscal six months ended January 28, 2012 was primarily due to our three acquisitions during the first quarter of fiscal 2013.

Net cash provided by financing activities was $67.3 million for the six months ended January 26, 2013. As noted above, we present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line of $361.9 million, partially offset by repayments of our revolving credit line of $302.8 million, as well as increases in bank overdrafts of $10.5 million. Net cash provided by financing activities was $82.9 million for the six months ended January 28, 2012, primarily due to gross borrowings under our revolving credit line of $618.9 million, partially offset by repayments of our revolving credit line of $543.9 million, as well as increases in bank overdrafts of $8.9 million.

From time-to-time we enter into fixed price fuel supply agreements. As of January 26, 2013, we had entered into agreements which require us to purchase a total of approximately 5.2 million gallons of diesel fuel at prices ranging from $3.33 to $3.99 per gallon through July 2013. As of January 28, 2012, we had entered into agreements which required us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. All of these fixed price fuel agreements qualified and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended January 26, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 6 to the condensed consolidated financial statements, we previously used an interest rate swap agreement to modify variable rate obligations to fixed rate obligations for a portion of our debt. In May 2012, we terminated this swap agreement in connection with repaying our outstanding term loan. In addition, from time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2012.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
10.1	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 12, 2012) (the "2012 Equity Plan").
10.2*	Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan.
10.3*	Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan.
10.4*	Form of Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan.
10.5*	Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the 2012 Equity Plan.
10.6*	Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan.
10.7*	Form of Performance-Based Vesting Restricted Share Award Agreement, pursuant to the 2012 Equity Plan.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________________________
*                                         Filed herewith.

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

Dated:  March 6, 2013