Form 10-Q
period 2013-04-27
UNITED NATURAL FOODS INC
filed 2013-06-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2013

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

As of May 31, 2013 there were 49,314,652 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	April 27, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,876	$16,122
Accounts receivable, net of allowance of $7,683 and $6,249, respectively	364,411	305,177
Inventories	722,675	578,555
Prepaid expenses and other current assets	33,532	21,654
Deferred income taxes	25,353	25,353
Total current assets	1,159,847	946,861

Property & equipment, net	311,575	278,455

Other assets:
Goodwill	203,903	193,741
Intangible assets, net of accumulated amortization of $13,224 and $10,809, respectively	50,840	52,496
Other assets	25,290	22,393
Total assets	$1,751,455	$1,493,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,231	$242,179
Accrued expenses and other current liabilities	131,446	91,632
Current portion of long-term debt	361	350
Total current liabilities	444,038	334,161

Notes payable	174,849	115,000
Long-term debt, excluding current portion	766	635
Deferred income taxes	38,027	36,260
Other long-term liabilities	30,976	29,174
Total liabilities	688,656	515,230

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,314 issued and outstanding shares at April 27, 2013; 49,011 issued and outstanding shares at July 28, 2012	493	490
Additional paid-in capital	374,010	364,598
Unallocated shares of Employee Stock Ownership Plan	(31)	(89)
Accumulated other comprehensive income	729	1,896
Retained earnings	687,598	611,821
Total stockholders’ equity	1,062,799	978,716
Total liabilities and stockholders’ equity	$1,751,455	$1,493,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Net sales	$1,566,217	$1,388,023	$4,421,957	$3,892,361
Cost of sales	1,303,220	1,143,492	3,681,334	3,207,570
Gross profit	262,997	244,531	740,623	684,791

Operating expenses	209,140	195,856	609,591	567,330
Restructuring and asset impairment expenses	—	37	1,629	5,255
Total operating expenses	209,140	195,893	611,220	572,585

Operating income	53,857	48,638	129,403	112,206

Other expense (income):
Interest expense	1,591	1,111	3,942	3,566
Interest income	(133)	(176)	(474)	(565)
Other, net	121	(205)	5,103	(37)
Total other expense, net	1,579	730	8,571	2,964

Income before income taxes	52,278	47,908	120,832	109,242
Provision for income taxes	20,657	18,876	45,055	43,042
Net income	$31,621	$29,032	$75,777	$66,200

Basic per share data:
Net income	$0.64	$0.59	$1.54	$1.36

Weighted average basic shares of common stock outstanding	49,303	48,848	49,200	48,717

Diluted per share data:
Net income	$0.64	$0.59	$1.53	$1.35

Weighted average diluted shares of common stock outstanding	49,567	49,207	49,483	49,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended			Three months ended
	April 27, 2013			April 28, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$31,621			$29,032
Other comprehensive income (loss):
Foreign currency translation adjustments	$(893)	$—	$(893)	$1,768	$—	$1,768
Change in fair value of swap agreements	—	—	—	310	(123)	187
Total other comprehensive income (loss)	$(893)	$—	$(893)	$2,078	$(123)	$1,955
Total comprehensive income			$30,728			$30,987

	Nine months ended			Nine months ended
	April 27, 2013			April 28, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$75,777			$66,200
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,167)	$—	$(1,167)	$(1,829)	$—	$(1,829)
Change in fair value of swap agreements	—	—	—	949	(374)	575
Total other comprehensive loss	$(1,167)	$—	$(1,167)	$(880)	$(374)	$(1,254)
Total comprehensive income			$74,610			$64,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at July 28, 2012	49,011	$490	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP				58			58
Stock option exercises and restricted stock vestings, net of tax	303	3	(1,703)				(1,700)
Share-based compensation			11,027				11,027
Tax benefit associated with stock plans			88				88
Foreign currency translation					(1,167)		(1,167)
Net income						75,777	75,777
Balances at April 27, 2013	49,314	$493	$374,010	$(31)	$729	$687,598	$1,062,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine months ended
	April 27, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,777	$66,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31,242	29,077
Share-based compensation	11,027	8,965
Gain on disposals of property and equipment	(663)	(309)
Excess tax benefits from share-based payment arrangements	(88)	(792)
Impairment of intangible asset	1,629	—
Deferred income taxes	1,767	—
Unrealized gain on foreign exchange	42	—
Provision for doubtful accounts	2,385	3,490
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(58,497)	(81,492)
Inventories	(143,563)	(123,288)
Prepaid expenses and other assets	(14,829)	9,935
Accounts payable	51,588	30,484
Accrued expenses and other liabilities	6,159	22,796
Net cash used in operating activities	(36,024)	(34,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,753)	(19,994)
Purchases of acquired businesses, net of cash acquired	(9,445)	(3,329)
Proceeds from disposals of property and equipment	2,345	328
Net cash used in investing activities	(41,853)	(22,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(479)	(3,784)
Proceeds from borrowings under revolving credit line	478,698	888,230
Repayments of borrowings under revolving credit line	(418,621)	(838,230)
Increase in bank overdraft	17,398	5,421
Proceeds from exercise of stock options	1,681	4,601
Payment of employee restricted stock tax withholdings	(3,381)	(1,449)
Excess tax benefits from share-based payment arrangements	88	792
Net cash provided by financing activities	75,384	55,581
EFFECT OF EXCHANGE RATE CHANGES ON CASH	247	(317)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,246)	(2,665)
Cash and cash equivalents at beginning of period	16,122	16,867
Cash and cash equivalents at end of period	$13,876	$14,202

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$3,657	$3,525
Income taxes paid, net of refunds	$47,083	$31,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2013 (unaudited)

1.                                      SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

United Natural Foods, Inc. and subsidiaries (the “Company”) is a leading distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

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

Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.  During the nine months ended April 27, 2013, other expense also includes a pre-tax charge of $4.9 million related to an agreement reached during the first quarter of fiscal 2013 to settle a multi-state unclaimed property audit. The condensed consolidated statement of cash flows for the nine months ended April 28, 2012 has been adjusted to properly present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  These amounts were previously presented on a net basis. The revisions were not material to the Company's consolidated financial statements as a whole.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs totaled $89.9 million and $75.7 million for the three months ended April 27, 2013 and April 28, 2012, respectively.  For the nine months ended April 27, 2013 and April 28, 2012, outbound shipping and handling costs totaled $264.7 million and $219.7 million, respectively. Outbound shipping and handling costs for the three and nine months ended April 27, 2013 include employee benefit expenses which are now allocated.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU No. 2013-02"). This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods that begin after December 15, 2012, which will be the first quarter of the Company's fiscal year ending August 2, 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02 , Intangibles - Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. ASU No. 2012-02 is effective for fiscal years that begin after September 15, 2012, though early adoption is permitted. The Company’s adoption of ASU No. 2012-02 effective July 29, 2012 did not have a material impact on the presentation of the Company’s consolidated financial statements.

3.                                      ACQUISITIONS

During the first quarter of fiscal 2013, the Company, within its wholesale segment, completed three business combinations related to the acquisition of certain assets of three distribution companies. The total cash consideration related to these acquisitions was approximately $9.2 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration payments of up to $3.7 million through February 2017. Furthermore, in connection with one of the acquisitions, the Company granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of our acquisition of the business.

The preliminary fair value of the identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5 - 10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance.

These three acquisitions were financed through borrowings under the Company’s amended and restated revolving credit facility. The Company is still completing the final valuations of the acquired intangibles for these acquisitions and therefore the Company’s estimates and assumptions are subject to change within the measurement period. Acquisition costs related to these purchases were insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income. Each of these businesses were absorbed by the operations of the Company’s broadline distribution business, therefore the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total. Net sales resulting from these three acquisitions totaled approximately $12.5 million and $38.0 million for the three and nine months ended April 27, 2013, respectively.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

Divestiture of conventional non-foods and general merchandise lines of business

In June 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”), a leading national distributor of non-food products and general merchandise, to divest the Company’s conventional non-foods and general merchandise lines of business. In connection with this divestiture, the Company ceased operations at its Harrison, Arkansas distribution center, and during the fourth quarter of fiscal 2011, the Company recognized a non-cash impairment charge on long-lived assets including land, building and equipment of $5.8 million. In addition, the Company incurred $0.5 million during the fourth quarter of fiscal 2011 to transition the specialty food line of business into the Company’s other distribution centers. Upon the closure of the Harrison, Arkansas distribution center during the first quarter of fiscal 2012, the carrying value of $2.6 million in long-term property and equipment was reclassified to assets held for sale. During the first quarter of fiscal 2012, the Company recognized $5.1 million in severance and other expenses related to the completion of the divestiture. During the fourth quarter of fiscal 2012, the land, buildings and equipment associated with the Harrison, Arkansas distribution center were sold to a third party, resulting in a nominal gain.

Impairment of an intangible asset

During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the three months ended October 27, 2012 the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three months ended		Nine months ended
(In thousands)	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Basic weighted average shares outstanding	49,303	48,848	49,200	48,717
Net effect of dilutive stock awards based upon the treasury stock method	264	359	283	300
Diluted weighted average shares outstanding	49,567	49,207	49,483	49,017

There were 105,698 and 41,759 anti-dilutive share-based payment awards outstanding for the three months ended April 27, 2013 and April 28, 2012, respectively. For the nine months ended April 27, 2013 and April 28, 2012, there were 120,969 and 217,096 anti-dilutive stock awards outstanding, respectively. These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is a party to several fixed price fuel supply agreements. During the first quarter of fiscal 2013, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through July 2013. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB ASC 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the nine months ended April 28, 2012, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2012 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

With the settlement of an interest rate swap during fiscal 2012, there were no financial assets and liabilities measured on a recurring basis as of April 27, 2013 or July 28, 2012.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. We believe the Company’s credit risk is similar to the overall market and variable rates have not moved significantly since we initiated the underlying borrowings, therefore the fair value of notes payable approximate carrying amounts.

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

	April 27, 2013		July 28, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long term debt, including current portion	$1,127	$1,142	$985	$988

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended April 27, 2013:
Net sales	$1,548,419	$49,146	$(31,348)		$1,566,217
Operating income (loss)	62,603	(8,663)	(83)		53,857
Interest expense				$1,591	1,591
Interest income				(133)	(133)
Other, net				121	121
Income before income taxes					52,278
Depreciation and amortization	9,629	669			10,298
Capital expenditures	14,371	356			14,727
Goodwill	186,172	17,731			203,903
Total assets	1,618,248	144,057	(10,850)		1,751,455

Three months ended April 28, 2012:
Net sales	$1,371,728	$47,673	$(31,378)		$1,388,023
Operating income (loss)	57,527	(7,678)	(1,211)		48,638
Interest expense				$1,111	1,111
Interest income				(176)	(176)
Other, net				(205)	(205)
Income before income taxes					47,908
Depreciation and amortization	9,482	405			9,887
Capital expenditures	6,958	114			7,072
Goodwill	176,797	17,531			194,328
Total assets	1,460,723	132,562	(10,808)		1,582,477

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended April 27, 2013:
Net sales	$4,373,880	$131,909	$(83,832)		$4,421,957
Operating income (loss)	159,668	(29,159)	(1,106)		129,403
Interest expense				$3,942	3,942
Interest income				(474)	(474)
Other, net				5,103	5,103
Income before income taxes					120,832
Depreciation and amortization	29,572	1,670			31,242
Capital expenditures	33,483	1,270			34,753
Goodwill	186,172	17,731			203,903
Total assets	1,618,248	144,057	(10,850)		1,751,455

Nine months ended April 28, 2012:
Net sales	$3,848,209	$125,129	$(80,977)		$3,892,361
Operating income (loss)	139,067	(25,013)	(1,848)		112,206
Interest expense				$3,566	3,566
Interest income				(565)	(565)
Other, net				(37)	(37)
Income before income taxes					109,242
Depreciation and amortization	27,858	1,219			29,077
Capital expenditures	18,944	1,050			19,994
Goodwill	176,797	17,531			194,328
Total assets	1,460,723	132,562	(10,808)		1,582,477

8.                                      SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities during the nine months ended April 27, 2013 include approximately $27.9 million of payments made directly to contractors by the landlord under the terms of a lease agreement. During the construction period, these amounts are recorded within property and equipment, net, with a corresponding amount within accrued expenses and other current liabilities at April 27, 2013.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 and any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect on our business, results of operation and financial condition.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform. We launched this system upgrade at our Lancaster, Texas facility in September 2010 and we converted our Ridgefield, Washington facility in July 2012. We plan to go live on our third facility in fiscal 2013 and expect to complete the roll out of this system upgrade in all of our existing, broadline distribution centers by the end of fiscal 2016. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

During fiscal 2012, we made pivotal changes including completing the divestiture of our conventional non-foods and general merchandise lines of business that began in the fourth quarter of fiscal 2011. In connection with the divestiture, we moved the remaining organic and natural specialty product inventory from our Harrison, Arkansas facility to other distribution centers across the United States, and closed the Harrison, Arkansas facility. We were also successful in bringing onboard the single largest national customer at one time in our history.

Inflation continued to impact our financial results for the first nine months of fiscal 2013, albeit at lower levels than in fiscal 2012. For the quarter ended April 27, 2013, inflation in food prices was approximately 1.8% when compared to price levels in the three months ended April 28, 2012. We believe that based on the recent trend that levels are stabilizing near 2-3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 14 years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement for an additional seven years. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. The amendment extended the expiration date of the agreement from September 25, 2013 to September 25, 2020. On July 28, 2010,

we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Distribution Inc. (“Whole Foods Distribution”) previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become their primary distributor in these regions. We closed this transaction in late September 2010 in the case of the Southwest region and early October 2010 in the case of the Rocky Mountain region. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States, and have amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions. Whole Foods Market accounted for approximately 37% of our net sales for the three and nine months ended April 27, 2013 and 36% of our net sales for the three and nine months ended April 28, 2012.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At April 27, 2013 our distribution capacity totaled approximately 6.2 million square feet. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.  In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease, at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado facility which was at capacity, in serving customers in Colorado, Utah, Arizona, and New Mexico. In April 2012, we entered into a lease for a new 540,000 square foot distribution center in Aurora, Colorado which became operational in May 2013 and will replace our existing two broadline distribution centers, an Albert’s distribution center and an off-site storage location. In May 2013, we began operations at our new Albert's distribution center in Logan, New Jersey. We have also announced a multi-year expansion project with an additional distribution center planned for the United States in Sturtevant, Wisconsin, Montgomery, New York, and Northern California.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses. During the nine months ended April 27, 2013 other expense also includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended			Nine months ended
	April 27, 2013	April 28, 2012		April 27, 2013	April 28, 2012
Net sales	100.0%	100.0%		100.0%	100.0%
Cost of sales	83.2%	82.4%		83.3%	82.4%
Gross profit	16.8%	17.6%		16.7%	17.6%
Total operating expenses	13.4%	14.1%		13.8%	14.7%
Operating income	3.4%	3.5%		2.9%	2.9%
Other expense (income):
Interest expense	0.1%	0.1%		0.1%	0.1%
Interest income	—%	—%		—%	—%
Other, net	—%	—%		0.1%	—%
Total other expense	0.1%	0.1%		0.2%	0.1%
Income before income taxes	3.3%	3.5%	*	2.7%	2.8%
Provision for income taxes	1.3%	1.4%		1.0%	1.1%
Net income	2.0%	2.1%		1.7%	1.7%
___________________________________________________
* Total reflects rounding

Three Months Ended April 27, 2013 Compared To Three Months Ended April 28, 2012

Net Sales

Our net sales for the three months ended April 27, 2013 increased approximately 12.8%, or $178.2 million, to $1.6 billion from $1.4 billion for the three months ended April 28, 2012. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $12.5 million in incremental sales during the three months ended April 27, 2013 related to our acquisitions of certain assets of three distributors completed during the first quarter of fiscal 2013. Net sales for the quarter ended April 27, 2013 also benefited from food price inflation of approximately 1.8% compared to price levels in the third quarter of the prior fiscal year.

Our net sales by customer type for the three months ended April 27, 2013 and April 28, 2012 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	April 27, 2013	% of Net Sales	April 28, 2012	% of Net Sales
Independently owned natural products retailers	$528	34%	$487	35%
Supernatural chains	573	37%	496	36%
Conventional supermarkets	381	24%	336	24%
Other	84	5%	69	5%
Total	$1,566	100%	$1,388	100%

Net sales to our independent retailer channel increased by approximately $41 million, or 8%, during the three months ended April 27, 2013 compared to the three months ended April 28, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore, represent a lower percentage of our total net sales in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended April 27, 2013 increased by approximately $77 million, or 16%, as compared to the three months ended April 28, 2012, and accounted for approximately 37% and 36% of our total net sales for the three months ended April 27, 2013 and April 28, 2012, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended April 27, 2013 increased by approximately $45 million, or 13%, from the three months ended April 28, 2012, and represented approximately 24% of our total net sales in each of the three months ended April 27, 2013 and April 28, 2012. The increase in net sales to conventional supermarkets is due to continued success in our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $15 million, or 22%, during the three months ended April 27, 2013 compared to the three months ended April 28, 2012, and accounted for approximately 5% of total net sales for both the three months ended April 27, 2013 and April 28, 2012.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2013 to grow over net sales for fiscal 2012. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected net sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced during the first three quarters of fiscal 2013 will contribute to our projected net sales growth for the remainder of fiscal 2013.

Cost of Sales and Gross Profit

Our gross profit increased approximately 7.6%, or $18.5 million, to $263.0 million for the three months ended April 27, 2013, from $244.5 million for the three months ended April 28, 2012. Our gross profit as a percentage of net sales was 16.8% for the three months ended April 27, 2013 and 17.6% for the three months ended April 28, 2012. The decline in gross profit as a percentage of net sales between the third quarter of fiscal 2013 and the comparable period in fiscal 2012 is primarily due to the continued shift in our customer mix towards the supernatural and conventional supermarket channels, lower inflation, increased sales of customers' private label brands, which carry a lower gross margin, and increased in-bound freight expenses. Changes in the product mix, including the acquisition of a produce brokerage business, which has lower gross margins, also negatively impacted gross margin in the quarter ended April 27, 2013.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended April 27, 2013, approximately 69%, or $122 million of our $178 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels. As a result, approximately 61% of our total net sales in the three months ended April 27, 2013 were to the supernatural and conventional supermarket channels compared to approximately 60% in the three months ended April 28, 2012.

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

Operating Expenses

Our total operating expenses increased approximately 6.8%, or $13.2 million, to $209.1 million for the three months ended April 27, 2013, from $195.9 million for the three months ended April 28, 2012. The increase in total operating expenses for the three months ended April 27, 2013 was primarily due to higher sales volume, $0.9 million in non-cash straight-line rent expense associated with our new Denver, Colorado area facility and $1.5 million in labor action related costs at our Auburn, Washington facility. The labor action was resolved in February 2013 and our labor-related operating expenses at our Auburn facility have returned to normalized levels.

Total operating expenses for the three months ended April 27, 2013 included share-based compensation expense of $3.1 million, compared to $2.5 million in the three months ended April 28, 2012. Share-based compensation expense was higher during the three months ended April 27, 2013 primarily due to increases in the grant date fair value of awards in recent years as our stock price has appreciated, as well as the expense from our granting two-year performance-based vesting equity awards to our senior executives as part of a new component to their compensation arrangements that began in fiscal 2012.

As a percentage of net sales, total operating expenses decreased to approximately 13.4% for the three months ended April 27, 2013, from approximately 14.1% for the three months ended April 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales. We were also able to partially manage our fuel costs despite rising prices as a result of our continued efforts to lock in the price of a portion of our expected fuel usage through fixed price fuel supply agreements. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade. We first launched this system upgrade at our Lancaster, Texas facility in September 2010, and we converted our Ridgefield, Washington facility in July 2012. We expect to install this system in our Auburn, Washington facility in the fourth quarter of fiscal 2013 and to complete the roll out of this system upgrade in all of our distribution centers by the end of fiscal 2016.

Operating Income

Operating income increased approximately 10.7%, or $5.2 million, to $53.9 million for the three months ended April 27, 2013, from $48.6 million for the three months ended April 28, 2012. The increase in operating income is primarily attributable to the net sales growth and operating expense controls discussed above. As a percentage of net sales, operating income was 3.4% for the three months ended April 27, 2013 compared to 3.5% for the three months ended April 28, 2012. The decrease in operating income as a percentage of net sales is partially attributable to the $1.5 million in Auburn, Washington-related labor action costs incurred in the three months ended April 27, 2013.

Other Expense (Income)

Other expense (income) increased $0.8 million to $1.6 million for the three months ended April 27, 2013, from $0.7 million for the three months ended April 28, 2012. Interest expense for the three months ended April 27, 2013 was $1.6 million compared to $1.1 million for the three months ended April 28, 2012. Interest income was $0.1 million for the three months ended April 27, 2013 compared to $0.2 million for the three months ended April 28, 2012.

Provision for Income Taxes

Our effective income tax rate was 39.5% and 39.4% for the three months ended April 27, 2013 and April 28, 2012, respectively. The increase in the effective income tax rate for the three months ended April 27, 2013 was driven by an unfavorable discrete item of $1.0 million primarily related to adjustments of the return to provision and changes in unrecognized benefits, offset by a benefit for a reduction in effective state tax rates.

Net Income

Reflecting the factors described in more detail above, net income increased $2.6 million to $31.6 million, or $0.64 per diluted share, for the three months ended April 27, 2013, compared to $29.0 million, or $0.59 per diluted share, for the three months ended April 28, 2012.

Nine Months Ended April 27, 2013 Compared To Nine Months Ended April 28, 2012

Net Sales

Our net sales increased approximately 13.6%, or $529.6 million, to $4.4 billion for the nine months ended April 27, 2013, from $3.9 billion for the nine months ended April 28, 2012. This increase was primarily due to the same factors that contributed to our sales growth for the quarter ended April 27, 2013, including growth in our wholesale segment of $525.7 million. Our net sales growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. We also benefited from the inclusion of $38.0 million in net sales for the nine months ended April 27, 2013 resulting from the three asset acquisitions we completed during the first quarter of fiscal 2013. Net sales also benefited from food price inflation of approximately 2.0% that we experienced in the nine months ended April 27, 2013 compared to price levels in the prior year comparable period.
Our net sales by customer type for the nine months ended April 27, 2013 and April 28, 2012 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	April 27, 2013	% of Net Sales		April 28, 2012	% of Net Sales
Independently owned natural products retailers	$1,485	34%		$1,368	35%
Supernatural chains	1,618	37%		1,401	36%
Conventional supermarkets	1,094	25%		931	24%
Other	225	4%	*	192	5%
Total	$4,422	100%		$3,892	100%
*Total reflects rounding

Net sales to the supernatural chain channel for the nine months ended April 27, 2013 increased by approximately $217 million, or 15%, as compared to the prior fiscal year's comparable period, and accounted for approximately 37% of our total net sales for the nine months ended April 27, 2013 compared to 36% for the nine months ended April 28, 2012. The increase in net sales to Whole Foods Market is due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the nine months ended April 27, 2013 increased by approximately $163 million, or 18%, from the nine months ended April 28, 2012, and represented approximately 25% of total net sales in the nine months ended April 27, 2013 compared to 24% in the nine months ended April 28, 2012. The increase in net sales to conventional supermarkets is primarily due to our newest national customer we began servicing during the first quarter of fiscal 2012 as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Net sales to our independent retailer channel increased by approximately $117 million, or 9% during the nine months ended April 27, 2013 compared to the nine months ended April 28, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $33 million, or 17% during the nine months ended April 27, 2013 and accounted for approximately 4% of total net sales for the nine months ended April 27, 2013 and 5% for the nine months ended April 28, 2012. This growth is due to expanded sales with our existing foodservice partners, and strong sales from our Earth Origins Market retail division.

Cost of Sales and Gross Profit

Our gross profit increased approximately 8.2%, or $55.8 million, to $740.6 million for the nine months ended April 27, 2013, from $684.8 million for the nine months ended April 28, 2012. Our gross profit as a percentage of net sales was 16.7% for the nine months ended April 27, 2013, compared to 17.6% for the nine months ended April 28, 2012. The decline in gross profit as a percentage of net sales is due to the continued change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as a reduced number of promotional opportunities and the increased sales of customers' private label brands, which carry a lower gross margin, combined with higher inbound freight costs. Our decision to maintain higher service levels despite greater supplier out of stocks also negatively impacted our gross margin in the first nine months of fiscal 2013 due to increased costs to move freight between our facilities.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the nine months ended April 27, 2013 approximately $380 million of our $530 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 62% of our total net sales in the nine months ended April 27, 2013 were to the conventional supermarket and supernatural channels compared to approximately 60% in the nine months ended April 28, 2012. This change in sales mix contributed to the decline in gross profit as a percentage of net sales during the nine months ended April 27, 2013.

Operating Expenses

Our total operating expenses increased approximately 6.7%, or $38.6 million, to $611.2 million for the nine months ended April 27, 2013, from $572.6 million for the nine months ended April 28, 2012. The increase in total operating expenses for the nine months ended April 27, 2013 was primarily due to higher sales volume, approximately $6.1 million in labor action related costs at our Auburn, Washington facility, approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset, and $2.5 million in non-cash straight-line rent expense associated with our new Denver, Colorado area distribution facility. The nine months ended April 28, 2012 was impacted by $5.3 million in severance and other costs related to the divestiture of our conventional non-food and general merchandise lines of business and approximately $1.7 million in start-up expenses incurred in connection with onboarding a large national conventional supermarket customer. In addition, our bad debt expense for the nine months ended April 28, 2012 included $1.4 million associated with a bankruptcy filing by one of our customers and a default on a note receivable with one of our customers.

Total operating expenses for the nine months ended April 27, 2013 include share-based compensation expense of $11.0 million, compared to $9.0 million in the nine months ended April 28, 2012. Share-based compensation expense was higher during the nine months ended April 27, 2013 primarily due to expense recognized for new two-year performance-based equity awards for our senior executives.

As a percentage of net sales, total operating expenses decreased to approximately 13.8% for the nine months ended April 27, 2013, from approximately 14.7% for the nine months ended April 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to higher leverage on fixed costs, the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses, as well as expense control programs across all of our divisions. Our operating expenses as a percentage of net sales were also negatively impacted by certain items in each period which are specifically noted above. We were able to manage our fuel costs despite rising prices as a result of our continued efforts to lock in the price of a portion of our expected fuel usage through fixed price fuel supply agreements.

Operating Income

Operating income increased approximately 15.3%, or $17.2 million, to $129.4 million for the nine months ended April 27, 2013, from $112.2 million for the nine months ended April 28, 2012. As a percentage of net sales, operating income was 2.9% for each of the nine months ended April 27, 2013 and April 28, 2012.

We anticipate net sales growth in our conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels. We expect that our expansion with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our IT infrastructure.

Other Expense (Income)

Other expense was $8.6 million and $3.0 million for the nine months ended April 27, 2013 and April 28, 2012, respectively. Interest expense was $3.9 million and $3.6 million for the nine months ended April 27, 2013 and April 28, 2012, respectively. Interest income was $0.5 million in the nine months ended April 27, 2013 compared to $0.6 million in the nine months ended April 28, 2012. During the nine months ended April 27, 2013, other expense includes $4.9 million recorded in connection with an agreement to settle a multi-state unclaimed property audit.

Provision for Income Taxes

Our effective income tax rate was 37.3% and 39.4% for the nine months ended April 27, 2013 and April 28, 2012, respectively. The decrease in the effective income tax rate for the nine months ended April 27, 2013 was primarily driven by a net benefit of $1.9 million from certain discrete tax items. Of this amount, a net $2.9 million benefit was recorded during the first quarter of fiscal 2013 and consisted of a tax benefit from the net reversal of uncertain tax positions of $3.7 million, primarily due to audit resolutions during the first quarter of fiscal 2013, offset by other adjustments of $0.8 million. During the third quarter of fiscal 2013, we recorded an unfavorable discrete item of $1.0 million primarily related to adjustments of the return to provision and changes in unrecognized tax benefits. Absent these discrete tax items, the nine months ended April 27, 2013 annual effective tax rate would have been 38.9%.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $9.6 million to $75.8 million, or $1.53 per diluted share, for the nine months ended April 27, 2013, compared to $66.2 million, or $1.35 per diluted share, for the nine months ended April 28, 2012.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next twelve months. The condensed consolidated statement of cash flows present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  We expect to generate between $50 million to $100 million in cash flow from operations in each of fiscal 2013 and fiscal 2014. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, and reduce our debt levels. We intend to manage capital expenditures to no more than approximately 1.3% of net sales for fiscal 2013. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million amended and restated revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company’s U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This amended and restated revolving credit facility also provides a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the U.S. portion of the amended and restated revolving credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%), or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the amended and restated revolving credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of April 27, 2013, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $484.9 million. As of April 27, 2013, we had $174.8 million of borrowings outstanding under our amended and restated revolving credit facility and $34.1 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $275.9 million as of April 27, 2013. The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended April 27, 2013.

In connection with our entering into the amended and restated revolving credit facility described above, we used a portion of our availability to pay off our term loan agreement, which was to mature on July 28, 2012. Concurrently, we settled our interest rate swap entered into in July 2005 by paying $0.3 million during the fourth quarter of fiscal 2012. Our amended and restated revolving credit facility includes borrowing rates that are approximately 50 to 100 basis points higher than our prior revolving credit facility, depending on remaining availability. However, we do not expect our overall interest expense to increase significantly if rates remain relatively stable as we have terminated our higher fixed rate interest rate swap, which covered our term loan that we repaid in May 2012.

Net cash used in operations was $36.0 million for the nine months ended April 27, 2013, an increase of $1.1 million from the $34.9 million used in operations for the nine months ended April 28, 2012. The primary reasons for the net cash used in operations for the nine months ended April 27, 2013 were an increase in inventories of $143.6 million and an increase in accounts receivable of $58.5 million due to sales growth during the year, partially offset by an increase in accounts payable of $51.6 million and net income of $75.8 million. The primary reasons for the net cash used in operations for the nine months ended April 28, 2012 were an increase in inventories of $123.3 million and an increase in accounts receivable of $81.5 million due to our sales growth during the year, partially offset by an increase in accounts payable of $30.5 million and net income of $66.2 million. Days in inventory decreased slightly to 49 days at April 27, 2013, compared to 50 days at July 28, 2012. Days sales outstanding decreased slightly to 21 days at April 27, 2013 compared to 22 days at July 28, 2012. Working capital increased by $103.1 million, or 16.8%, to $715.8 million at April 27, 2013, compared to working capital of $612.7 million at July 28, 2012.

Net cash used in investing activities increased $18.9 million to $41.9 million for the nine months ended April 27, 2013, compared to $23.0 million for the nine months ended April 28, 2012. The increase from the fiscal nine months ended April 28, 2012 was primarily due to an increase in capital spending associated with our Logan, New Jersey and Denver, Colorado distribution centers coupled with our three acquisitions during the first quarter of fiscal 2013.

Net cash provided by financing activities was $75.4 million for the nine months ended April 27, 2013. As noted above, we present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line of $478.7 million, partially offset by repayments of our revolving credit line of $418.6 million, as well as increases in bank overdrafts of $17.4 million. Net cash provided by financing activities was $55.6 million for the nine months ended April 28, 2012, primarily due to gross borrowings under our revolving credit line of $888.2 million, partially offset by repayments of our revolving credit line of $838.2 million, as well as increases in bank overdrafts of $5.4 million.

From time-to-time we enter into fixed price fuel supply agreements. As of April 27, 2013, we had entered into agreements which require us to purchase a total of approximately 5.2 million gallons of diesel fuel at prices ranging from $3.33 to $3.99 per gallon through July 2013. As of April 28, 2012, we had entered into agreements which required us to purchase a total of approximately 3.6 million gallons of diesel fuel for the period August 2011 through July 2012 at prices ranging from $3.56 to $3.90 (including taxes) per gallon. All of these fixed price fuel agreements qualified and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended April 27, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2012.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 6, 2013