Form 10-K
period 2013-08-03
UNITED NATURAL FOODS INC
filed 2013-10-01
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 3, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $2,592,922,470 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 25, 2013. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 9, 2013 was 49,332,172.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 18, 2013 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-seven distribution centers, representing approximately 6.5 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 31,000 customer locations primarily located across the United States and Canada which can be classified as follows:

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
Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2003, our net sales have increased at a compounded annual growth rate ("CAGR") of 16.0%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; increased market share through our high-quality service and broader product selection, including specialty products, and the acquisition of, or merger with, natural organic, and specialty product distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.
We have been the primary distributor to Whole Foods Market for more than fifteen years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement to September 25, 2020. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. In July 2010, we announced that we had entered into an asset purchase agreement under which we agreed to acquire certain assets of Whole Foods Market Distribution, Inc. ("Whole Foods Distribution"), a wholly owned subsidiary of Whole Foods Market, previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions, and to become the primary distributor in these regions. We closed this transaction in September 2010 in the case of the Southwest region and October 2010 in the case of the Rocky Mountain region. We amended our distribution agreement with Whole Foods Market effective October 11, 2010 to include these regions, and now serve as the primary distributor to Whole Foods Market in all of its regions in the United States.
In June 2010, we acquired certain Canadian food distribution assets of the SunOpta Distribution Group business ("SDG") of SunOpta Inc. ("SunOpta") (the "SDG assets"), through our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"), for cash consideration of $65.8 million. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. This was a strategic acquisition as UNFI Canada provided us with an immediate platform for growth in the Canadian market. We have utilized this platform to further expand in the Canadian market, including through our acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011 and our acquisition of substantially all of the assets of a dairy and cheese distribution business in the Ontario market in August 2012.
Our ability to distribute specialty food items (including ethnic, kosher and gourmet products) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several fiscal years we have been awarded new business with a number of conventional supermarkets that previously had not done business with us because we did not distribute specialty products. We believe that the distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
In June 2011, we entered into an asset purchase agreement with L&R Distributors, Inc. ("L&R Distributors") pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012 and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products. As a result of this divestiture, we recognized a non-cash impairment charge of $5.8 million related to land, building and equipment at our Harrison, Arkansas facility during the fourth quarter of fiscal 2011. During fiscal 2012, we recognized severance and other expenses related to this divestiture of approximately $5.1 million. In the fourth quarter of fiscal 2012, we sold the Harrison, Arkansas facility to a third party. See "Our Operating Structure—Wholesale Division" for further information regarding our distribution business.
We are a Delaware corporation based in Providence, Rhode Island, and we conduct business through our various wholly owned subsidiaries. We operated twenty-seven distribution centers at 2013 fiscal year end, and we believe that our approximately 6.5 million square feet of distribution space provide us with the largest capacity of any distributor of natural, organic and specialty products in the United States or Canada.
We operate thirteen natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). We also operate one natural products retail store in Vancouver, British Columbia, doing business as Drive Organics. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.
Our Industry
The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $99.1 billion in calendar 2012, a growth of $8.3 billion or approximately 9.1% from calendar 2011. According to the National Association for the Specialty Food Trade, a leading specialty food industry trade publication, sales in calendar 2012 were $85.9 billion, representing growth of 14.4% from calendar 2011. We believe the growth of the natural products industry is a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.
Our Operating Structure
Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Albert's Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

Wholesale Division
Our broadline distribution business is organized into three regions—our Eastern Region, Western Region and our Canadian Region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2013 fiscal year end, our Eastern Region operated nine distribution centers, which provided approximately 3.0 million square feet of warehouse space, our Western Region operated eight distribution centers, which provided approximately 2.8 million square feet of warehouse space and our Canadian Region operated five distribution centers, which provided approximately 0.3 million square feet of warehouse space.
Through Albert's, we distribute organically grown produce and non-produce perishables, such as organic milk, dressings, eggs, juices, poultry and various other refrigerated specialty items. Albert's operates out of four distribution centers strategically located throughout the United States, providing approximately 0.3 square feet of warehouse space, and is designated as a "Certified Organic Distributor" by QAI.
Through Select Nutrition, we distribute more than 15,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.
Certain of our distribution centers are shared by multiple operations within our wholesale division.
Retail Division
We operate thirteen natural products retail stores through Earth Origins within the United States, ten of which are located in Florida, two in Maryland and one in Massachusetts. We also operate a natural products retail store in Vancouver, British Columbia that is reflected within our wholesale division. We believe that our retail business serves as a natural complement to our distribution business because it enables us to see market trends, develop new marketing programs and receive direct customer feedback.
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
Manufacturing & Branded Products Division
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
Our Blue Marble Brands portfolio is a collection of 15 organic, natural and specialty food brands representing more than 650 unique products. We have a dedicated team of marketing, supply chain and sales professionals that have a passion to energize our retail partners and provide consumers with affordable Non-GMO foods. Our unique Blue Marble Brands products are sold through our wholesale division, third-party distributors and directly to retailers. Our Field Day® brand is primarily sold to customers in our independent natural products retailer channel ("independent retailers"), and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets and supernatural chains which often have their own private label store brands.
Our Competitive Strengths
We believe we distinguish ourselves from our competitors through the following strengths:
We are the market leader with a nationwide presence in the United States and Canada.
We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of regional and local independent retailer customers, conventional supermarket chains, and the rapidly growing supernatural chain. The opening of our facility in Lancaster, Texas in September 2010 marked the extension of our distribution presence to a nation-wide level. The opening of a new larger Albert's facility in New Jersey in May 2013 has provided additional space to serve the growing New York City metropolitan market. The consolidation into a new, larger, facility in Aurora, Colorado in May 2013 will allow us to serve this growing market with greater operational efficiencies. We believe that our network of twenty-seven distribution centers (including five in Canada) creates significant advantages over smaller national and regional distributors. Our nationwide presence across the United States and Canada allows us to offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.
We are an efficient distributor.
We believe that our scale affords us significant benefits within a highly fragmented industry including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities as we seek to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Recent efficiency improvements include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes, all of which reduced expenses. We have made significant investments in our people, facilities, equipment and technology to broaden our footprint and enhance the efficiency of our operations. Key examples in the last several years include the following:

•
In connection with the acquisition of the SDG assets in June 2010, we acquired five distribution centers which provided a nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada.

•
In September 2010 we commenced operations at a new facility in Lancaster, Texas serving customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana.

•	In October 2010 we began operating the former Whole Foods Distribution center in Aurora, Colorado.

•	During July 2011 we completed the integration of specialty food products into our nationwide platform.

•
In May 2013 our Albert's division commenced operations at a new facility in Logan Township, New Jersey with 55,000 square feet of distribution space to more efficiently serve our growing customer base on the East Coast, including the New York City metropolitan market.

•
In June 2013 we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado and consolidated all existing Aurora operations including an Albert's location and off-site storage into one building.

•	In May 2013 we began construction of a distribution center in Sturtevant, Wisconsin, from which we expect to begin operations in the spring of 2014.

•
In July 2013 we purchased land in Montgomery, New York to build a new distribution center from which we expect to commence operations in fiscal 2015 and which will service the growing New York City metropolitan market and allow us to transfer certain routes from our York, Pennsylvania, Chesterfield, New Hampshire and Dayville, Connecticut distribution centers.

We have extensive and long-standing customer relationships and provide superior service.
Throughout the 37 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 15 years. We believe a key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average broadline distribution in-stock service level for fiscal 2013, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 97%. We believe that our high distribution service levels are attributable to our experienced inventory planning and replenishment department and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.
We have an experienced, motivated management team.
Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our eleven executive officers has over twenty years of experience in the retail, natural products or food distribution industry. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore, there is a substantial incentive to continue to generate strong growth in operating results in the future.
Our Growth Strategy
We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business organically and through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, UNFI Canada, Earth Origins, Woodstock Farms Manufacturing, and specialty businesses.
Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. Our strategic plan also includes the roll-out of new technology including a national warehouse management and procurement system upgrade. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect with increased sales to the conventional supermarket and supernatural channels.
To implement our growth strategy, we intend to continue increasing our market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories. We plan to expand our presence within the specialty industry by offering new and existing customers a single wholesale distributor capable of meeting their specialty and natural and organic product needs on a national or regional basis. Key elements of our strategy include:
Expanding Our Customer Base
As of August 3, 2013, we served more than 31,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs, restaurants and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. We have gained new business from a number of conventional supermarket customers, including Giant-Landover, Giant Eagle, Shop-Rite, Kings and Safeway, partially as a result of our complementary product selection.
Increasing Our Market Share of Existing Customers' Business
We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of specialty product offerings, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to continue to achieve our sales growth within the conventional supermarket, supernatural and independent channels.
Continuing to Improve the Efficiency of Our Nationwide Distribution Network
We have invested more than $226 million in our distribution network and infrastructure over the past five fiscal years. We achieved a nationwide footprint in September 2010 with the opening of our facility in Lancaster, Texas. Our Lancaster facility was the first facility to use our national supply chain platform and warehouse management system, and our Ridgefield, Washington facility began using this system in July 2012. We plan to implement this system throughout our network by the end of fiscal 2017 which we believe will further enhance the efficiency of our network. Although our distribution network services all markets in the United States and Canada, we intend to continue to selectively evaluate opportunities to build or lease new facilities or to acquire distributors to better serve existing markets. We recently opened our new Aurora, Colorado distribution center, and have begun work on new distribution centers in Racine, Wisconsin in the village of Sturtevant and Hudson Valley, New York, in the town of Montgomery, with plans for a new distribution center in Northern California underway.
Further, we will strive to continue to maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with transportation expense savings and incremental fixed cost leverage, should lead to continued improvements in our operating margin.
Expanding into Other Distribution Channels and Geographic Markets
We believe that we will be successful in continuing to expand into the foodservice channel as well as further enhancing our presence outside of the United States and Canada. We will continue to seek to develop regional relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, and Sodexho Inc. in the foodservice channel and seek other alliances outside the United States and Canada.
Continuing to Selectively Pursue Opportunistic Acquisitions
Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since fiscal 2000, we have successfully completed thirteen acquisitions of distributors, manufacturers and suppliers, two acquisitions of natural products retail stores and eleven acquisitions of branded product lines as of August 3, 2013. Subsequent to the end of the 2013 fiscal year, we completed one additional acquisition of a regional specialty distributor, which will be integrated with our existing operations. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency, procure beneficial customer relationships or add additional products and capabilities.
Continuing to Provide the Leading Distribution Solution
We believe that we provide a leading distribution solution to the natural, organic and specialty products industry through our national presence, regional preferences, focus on customer service and breadth of product offerings. Our service levels, which we believe to be the highest in our industry, are attributable to our experienced inventory planning and replenishment department and our sophisticated warehousing, inventory control and distribution systems. See "—Our Focus on Technology" below for more information regarding our use of technology in our warehousing, inventory control and distribution systems.
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
Our Customers
We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2013:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•	conventional supermarket chains, including Safeway, Kroger, Wegmans, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Food Lion, Bashas', Shop-Rite, Lowe's, Kings, Publix and Fred Meyer.
Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2013, and accounted for approximately 36% of our net sales. In 2010 we amended our distribution agreement with Whole Foods Market to extend the term of the agreement to September 25, 2020. Under the terms of the amended agreement, we now serve as the primary wholesale natural grocery distributor to Whole Foods Market in all of its regions in the United States.
The following table lists the percentage of sales by customer type for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011:

	Percentage of Net Sales
Customer Type	2013	2012	2011
Independently owned natural products retailers	34%	35%	37%
Supernatural chains	36%	36%	36%
Conventional supermarkets and mass market chains	25%	24%	22%
Other	5%	5%	5%
We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately five percent of our business in both fiscal 2013 and 2012. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to continue to grow our Canadian operations.
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
Our Products
Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our branded product lines address certain needs of our customers, including providing a lower-cost label known as Earth Day.
We continuously evaluate potential new products based on both existing and anticipated trends in consumer preferences and buying patterns. Our Retail Category Management and Supplier Relationship Management teams regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also utilize syndicated data as a compass to ensure that we are carrying the right mix of product in each of our distribution centers. We make the majority of our new product decisions at the regional level and look to carry those items through national distribution as we begin to spot an emerging trend or brand. We believe that our category review practices at the local distribution center level allow our supplier relationship managers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, as many of the new products that we offer are marketed on a regional basis or in our own natural products retail stores prior to being offered nationally, this enables us to evaluate consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.
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
Our Suppliers
We purchase our products from more than 6,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases in fiscal 2013. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 5% of our total purchases in fiscal 2013. However, the product categories we purchase from Hain can be purchased from a number of other suppliers.
We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $26.5 million as of August 3, 2013.
Our Distribution System
We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundred miles away. The opening of our Lancaster, Texas distribution center significantly reduced the miles driven associated with servicing the customers of that facility as many of those customers were previously serviced from our Aurora, Colorado facility. We believe that we incur lower inbound freight expense than our regional competitors, because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased trucks, contract carriers and the suppliers themselves. When financially advantageous, we backhaul between vendors or satellite, staging facilities and our distribution centers using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between distribution centers if needed, which helps to reduce out of stocks and to sell perishable products prior to their expiration date.
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
Our Focus on Technology
We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. We will continue the roll-out of our new national supply chain platform and warehouse management system, which was first launched in our new Lancaster, Texas facility in September 2010 and in our Ridgefield, Washington facility in July 2012. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.
Intellectual Property
We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.
Competition
Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"), which acquired Tree of Life Distribution, Inc. ("Tree of Life") in 2010. In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States and Canada with over 200 smaller regional and local distributors of natural, organic, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.
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
Employees
As of August 3, 2013, we had approximately 7,300 full and part-time employees, 432 of whom (approximately 5.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington agreements expire in June 2014, March 2014, June 2014, July 2014 and February 2017, respectively. During fiscal 2013, for the first time in the Company's history, we experienced a work stoppage by our unionized employees in Auburn Washington. However, we continue to believe that our relations with our employees are good.
Seasonality
Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.
Available Information
Our internet address is http://www.unfi.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.
We have adopted a code of conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and employees within our finance operations, and sales departments. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island 02908, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.
Executive Officers of the Registrant
Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of October 1, 2013 are listed below:

Name	Age	Position
Steven L. Spinner	53	President and Chief Executive Officer
Mark E. Shamber	44	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	62	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean F. Griffin	54	Senior Vice President, Group President
Eric A. Dorne	52	Senior Vice President, Chief Information Officer
Thomas A. Dziki	52	Senior Vice President, Chief Human Resource and Sustainability Officer
Craig H. Smith	54	Senior Vice President, National Sales and Service
Donald P. McIntyre	58	Senior Vice President, National Supply Chain and Strategy
David A. Matthews	48	Senior Vice President, National Sales, and President of UNFI International
Thomas J. Grillea	57	Division President
Christopher P. Testa	43	President, Woodstock Farms Manufacturing and Blue Marble Brands
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
        Sean F. Griffin has served as our Senior Vice President, Group President since June 2012, and Mr. Griffin served as our Senior Vice President, National Distribution from January 2010 to June 2012. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. In this role he managed over ten divisions and $2 billion in sales. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.
        Eric A. Dorne has served as our Senior Vice President, Chief Information Officer since September 2011. Prior to joining us, Mr. Dorne was Senior Vice President and Chief Information Officer for The Great Atlantic & Pacific Tea Company, Inc., the parent company of the A&P, Pathmark, SuperFresh, Food Emporium and Waldbaum's supermarket chains located in the Eastern United States from January 2011 to August 2011, and Vice President and Chief Information Officer from August 2005 to January 2011. In his more than thirty years at The Great Atlantic & Pacific Tea Company, Mr. Dorne held various executive positions including Vice President of Enterprise IT Application Management and Development, Vice President of Store Operations Systems and Director of Retail Support Services.
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

        Craig H. Smith has served as our Senior Vice, National Sales and Service since September 2013. From December 2010 to August 2013, Mr. Smith served as our President of the Eastern Region. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. In his seventeen years at U.S. Foodservice, Mr. Smith held various executive positions including SVP Street Sales, North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at food service industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.
        Donald P. McIntyre has served as our Senior Vice President, National Supply Chain and Strategy since September 2013. From July 2012 to August 2013, Mr. McIntyre served as our President of the Western Region. Prior to joining us, Mr. McIntyre served as President and CEO of Claridge Foods from March 2006 to January 2012. Mr. McIntyre also held several senior positions within subsidiaries of Sara Lee Corporation, including President and CEO of Sara Lee Coffee & Tea from April 2004 to March 2006, and CFO of Sara Lee Coffee & Tea from August 2002 to March 2004.
        David A. Matthews has served as our Senior Vice President, National Sales, since July 2012, and President of UNFI International with responsibility for our Canadian and other international operations since September 2010. From June 2009 to September 2010 he was our President of the Eastern Region. Prior to joining us, Mr. Matthews served as President and CEO of Progressive Group Alliance ("ProGroup"), a wholly owned subsidiary of PFG from January 2007 to May 2009, as Chief Financial Officer of ProGroup from December 2004 to January 2007, and as Senior Vice President of Finance and Technology of ProGroup from July 2000 to December 2004.
        Thomas J. Grillea has served as our President of Earth Origins Market since May 2008 and President of Select Nutrition Distributors since September 2007. Mr. Grillea also served as our President of Woodstock Farms Manufacturing from May 2009 to September 2012 and oversaw Blue Marble Brands from September 2010 to September 2012. Mr. Grillea served as our General Manager for Select Nutrition Distributors from September 2006 to September 2007. Prior to joining us, Mr. Grillea served in a management capacity for Whole Foods Market from 2004 through 2005, and in various management capacities for American Health and Diet Centers and the Vitamin Shoppe from 1998 through 2003.
        Christopher P. Testa has served as our President, Woodstock Farms Manufacturing since September 2012 and President, Blue Marble Brands since August 2009. Prior to joining us, Mr. Testa served as Vice President of Marketing for Cadbury Schweppes Americas Beverages from August 2002 to May 2005 and as CEO of Wild Waters, Inc. from May 2005 to August 2009.
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
Whole Foods Market accounted for approximately 36% of our net sales in fiscal 2013. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our amended distribution agreement which expires on September 25, 2020. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.
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
Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry and our increased focus on sales to the conventional supermarket channel.
The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from suppliers and retailers. Over the last three fiscal years, we have increased our sales to our supernatural chain and conventional supermarket customers in relation to our total sales. In the fourth quarter of fiscal 2011, we announced that we had entered into a three-year distribution arrangement to supply Safeway with nonproprietary natural, organic and specialty products, which further increased the percentage of our total sales to conventional supermarkets. Sales to customers within our supernatural chain and conventional supermarket channels generate a lower gross margin than do sales to our independent customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be adversely impacted.
Our business may be sensitive to inflationary and deflationary pressures.
Many of our sales are at prices that are based on our product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends of our customers' customers, which could adversely affect our sales. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers. If we are unable to reduce our expenses as a percentage of net sales, our business, financial condition or results of operations could be adversely impacted.
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
Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Following the start-up inefficiencies associated with the initial implementation of our technological initiatives in our Lancaster, Texas distribution center during fiscal 2011, we revised the timeline for the broader implementation of our proposed technological developments and now expect to complete the roll-out by the end of fiscal 2017. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our revised plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have an adverse effect on our business, financial condition or results of operations.
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
Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have material adverse effect on our business, financial condition, results of operations or cash flows. During periods of economic weakness, small to medium-sized businesses, like many of our independently owned natural products retailer customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like significant weather events. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.
Our acquisition strategy may adversely affect our business.
A portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of natural, organic and specialty products. We also continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including an inability to successfully identify suitable acquisition candidates or consummate such potential acquisitions. To the extent that our future growth includes acquisitions, we cannot assure you that we will not overpay for acquisitions, lose key employees of acquired companies, or fail to achieve potential synergies or expansion into new markets as a result of our acquisitions. Therefore, future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including, among other things:

•	maintaining the customer and supplier base;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.
The integration process could divert the attention of management and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing product cost and operating expenses, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum and operating profits in, the activities of the respective businesses, which could have an adverse effect on their combined operations.
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
The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire new distribution centers or expand our existing distribution centers, make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems , including our warehouse management systems, on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.
Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of August 3, 2013, we had no forward diesel fuel commitments. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.
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
As of August 3, 2013, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Revenues," was $484.5 million, with remaining availability of $319.3 million. During fiscal 2012, we used borrowings under our amended and restated revolving credit facility to pay off our term loan and refinance existing indebtedness under our predecessor revolving credit facility.
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
We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, which we purchase from more than 6,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). We experienced higher manufacturer out-of-stocks during fiscal 2013 causing us to incur higher operating expenses as we moved products around our distribution facilities as we sought to keep our service level high, and we cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain vendor products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In the summer months of 2012, certain agricultural areas of the United States and Mexico experienced severe drought. The impact of sustained droughts are uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors. In that case, our financial condition, results of operations and business could be adversely affected.
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
As of August 3, 2013 we had approximately 7,300 full and part-time employees, 432 of whom (approximately 5.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington agreements expire in June 2014, March 2014, June 2014, July 2014, and February 2017, respectively. We have in the past been the focus of union-organizing efforts, and it is likely that we will be the focus of similar efforts in the future.
As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. In the event we are unable to negotiate contract renewals with our union associates, we could be subject to work stoppages. In that event, it would be necessary for us to hire replacement workers to continue to meet our obligations to our customers. The costs to hire replacement workers would negatively impact the profitability of the facility, and depending on the length of time that we are required to employ replacement workers these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We maintained twenty-seven distribution centers at August 3, 2013 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 6.5 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry. We are also constructing two new distribution centers in Racine, Wisconsin in the village of Sturtevant and Hudson Valley, New York in the town of Montgomery, with an additional distribution center planned for Northern California.
Set forth below for each of our distribution centers is its location and the expiration of leases as of August 3, 2013 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia	Owned
Auburn, California	Owned
Auburn, Washington	August 2019
Aurora, Colorado	July 2015
Aurora, Colorado	October 2033
Burnaby, British Columbia	October 2018
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire	Owned
Concord, Ontario	December 2021
Dayville, Connecticut	Owned
Greenwood, Indiana	Owned
Iowa City, Iowa	Owned
Lancaster, Texas	July 2025
Leicester, Massachusetts	November 2015
Logan Township, New Jersey	May 2028
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2015
New Oxford, Pennsylvania	Owned
Philadelphia, Pennsylvania	January 2014
Richmond, British Columbia	August 2022
Ridgefield, Washington	Owned
Rocklin, California	Owned
Sarasota, Florida	July 2017
Scotstown, Quebec	Owned
St. Laurent, Quebec	July 2017
Vernon, California	Owned
York, Pennsylvania	May 2020
We lease facilities to operate thirteen natural products retail stores through our Earth Origins division in Florida, Maryland and Massachusetts and one retail store through our UNFI Canada division, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2018.
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
The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2013	High	Low
First Quarter	$61.26	$52.72
Second Quarter	56.01	50.25
Third Quarter	56.45	47.20
Fourth Quarter	60.42	47.67

Fiscal 2012
First Quarter	$42.53	$35.07
Second Quarter	44.68	32.83
Third Quarter	50.37	43.81
Fourth Quarter	55.86	47.98
On August 3, 2013, we had 82 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.
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
We did not repurchase any shares during the fourth quarter ended August 3, 2013.
Comparative Stock Performance
The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on August 2, 2008 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
The index of Food Distributors and Wholesalers (referred to below as the "Peer Group") includes Nash Finch Company, SuperValu, Inc. and SYSCO Corporation.
This performance graph shall not be deemed "soliciting material" or be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among United Natural Foods, Inc., the NASDAQ Composite Index,
and Index of Food Distributors and Wholesalers

*$100 invested on 8/2/08 in UNFI common stock or 7/31/08 in relevant index, including reinvestment of dividends. Index calculated on a month-end basis.
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

Consolidated Statement of Income Data:(1)	August 3, 2013	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009
	(53 weeks)
	(In thousands, except per share data)
Net sales	$6,064,355	$5,236,021	$4,530,015	$3,757,139	$3,454,900
Cost of sales	5,039,279	4,320,018	3,705,205	3,060,208	2,794,419
Gross profit	1,025,076	916,003	824,810	696,931	660,481
Operating expenses	837,953	755,744	688,859	582,029	550,560
Restructuring and asset impairment expense	1,629	5,101	6,270	—	—
Total operating expenses	839,582	760,845	695,129	582,029	550,560
Operating income	185,494	155,158	129,681	114,902	109,921
Other expense (income):
Interest expense	5,897	4,734	5,000	5,845	9,914
Interest income	(632)	(715)	(1,226)	(247)	(450)
Other, net	6,113	356	(528)	(2,698)	275
Total other expense, net	11,378	4,375	3,246	2,900	9,739
Income before income taxes	174,116	150,783	126,435	112,002	100,182
Provision for income taxes	66,262	59,441	49,762	43,681	40,998
Net income	$107,854	$91,342	$76,673	$68,321	$59,184
Per share data—Basic:
Net income	$2.19	$1.87	$1.62	$1.58	$1.38
Weighted average basic shares of common stock	49,217	48,766	47,459	43,184	42,849
Per share data—Diluted:
Net income	$2.18	$1.86	$1.60	$1.57	$1.38
Weighted average diluted shares of common stock	49,509	49,100	47,815	43,425	42,993

Consolidated Balance Sheet Data:	August 3, 2013	July 28, 2012	July 30, 2011	July 31, 2010	August 1, 2009
	(In thousands)
Working capital	$716,951	$612,700	$381,071	$194,190	$169,053
Total assets	1,729,908	1,493,946	1,400,988	1,250,799	1,058,550
Total long-term debt and capital leases, excluding current portion	33,091	635	986	48,433	53,858
Total stockholders' equity	$1,099,146	$978,716	$869,667	$630,447	$544,472

(1)	Includes the effect of acquisitions from the date of acquisition.
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
Overview
We believe we are a leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our twenty-seven distribution centers, representing approximately 6.5 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 31,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
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
We have been the primary distributor to Whole Foods Market for more than fifteen years. Effective June 2010, we amended our distribution agreement with Whole Foods Market to extend the term of the agreement to September 25, 2020. Under the terms of the amended agreement, we will continue to serve as the primary wholesale natural grocery distributor to Whole Foods Market in its United States regions where we were serving as the primary distributor at the time of the amendment. In September and October 2010 respectively, we acquired certain assets of Whole Foods Distribution previously used for their self-distribution of non-perishables in their Rocky Mountain and Southwest regions. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States and have amended our distribution agreement with Whole Foods Market effective October 2010 to include these regions. Whole Foods Market accounted for approximately 36% of our net sales for the years ended August 3, 2013 and July 28, 2012.
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
The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into most of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets over the past three fiscal years that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
In June 2011, we entered into an asset purchase agreement with L&R Distributors pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012, and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products.
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
Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At August 3, 2013, our distribution capacity totaled approximately 6.5 million square feet. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease at a distribution center in Aurora,

Colorado, augmenting our existing Aurora, Colorado distribution center, which was at capacity, in serving customers in Colorado, Utah, Arizona and New Mexico. In May 2013, we began operations at our new 540,000 square foot distribution center in Aurora, Colorado, replacing our existing two broadline distribution centers, an Albert's distribution center and an off-site storage location. In May 2013, we also began operations at our new Albert's distribution center in Logan, New Jersey. We have also announced a multi-year expansion project with additional distribution centers planned for the United States in Racine, Wisconsin in the village of Sturtevant, Hudson Valley, New York in the town of Montgomery as well as in Northern California.
Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center, interest income and miscellaneous income and expenses. Fiscal year 2013 other expense also includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.
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
Allowance for doubtful accounts
We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $339.6 million and $305.2 million, net of the allowance for doubtful accounts of $9.3 million and $6.2 million, as of August 3, 2013 and July 28, 2012, respectively. Our notes receivable balances were $3.3 million and $3.7 million, net of the allowance for doubtful accounts of $0.8 million and $0.7 million, as of August 3, 2013 and July 28, 2012, respectively.
Insurance reserves
We are primarily self-insured for workers' compensation, and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $18.5 million and $19.5 million as of August 3, 2013 and July 28, 2012, respectively.
Valuation of goodwill and intangible assets

We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, which are at or one level below the operating segment level. Beginning in fiscal 2012, the first step in our annual assessment of each of our reporting units is a qualitative assessment as allowed under Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), unless we believe it is more likely than not that a reporting unit's fair value is less than the carrying value. In order to qualify for an exclusion from the quantitative two-step goodwill test, the thresholds used by the Company for this determination are that a reporting unit must (1) have passed its previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had no significant changes to its working capital structure, and (3) have current year income which is at least 85% of prior year amounts. For reporting units which do not meet this exclusion, the quantitative goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
As of August 3, 2013, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 91.2% of our goodwill is within our wholesale reporting unit. Total goodwill as of August 3, 2013 and July 28, 2012 was $201.9 million and $193.7 million, respectively.
Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. During fiscal 2012, our long-term plans related to the trade name of a portion of our Canadian wholesale distribution business evolved, and we decided to phase out this trade name. As a result, we began amortizing this trade name over a period of ten years. As a result, our branded product line asset group is the only remaining indefinite lived intangible asset. As of our most recent annual impairment review, the branded product line asset group was determined not to be impaired. The qualitative factors used in the impairment assessment for the branded product line asset group included a review of the most recent quantitative impairment review through which we confirmed that fair value exceeded carrying value by at least 20% and that pre-tax operating income was at least 85% of the prior year. We believe these projections are reasonable based on our historical trends and expectation of future results. Total indefinite lived intangible assets as of August 3, 2013 and July 28, 2012 were $28.3 million and $28.2 million, respectively.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fiscal year ended August 3, 2013, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset. Total finite-lived intangible assets as of August 3, 2013 and July 28, 2012 were $21.3 million and $24.3 million, respectively.
The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.
Results of Operations
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal year ended
	August 3, 2013	July 28, 2012		July 30, 2011
Net sales	100.0%	100.0%		100.0%
Cost of sales	83.1%	82.5%		81.8%
Gross profit	16.9%	17.5%		18.2%
Operating expenses	13.8%	14.4%		15.2%
Restructuring and asset impairment expenses	—%	0.1%		0.1%
Total operating expenses	13.8%	14.5%		15.3%
Operating income	3.1%	3.0%		2.9%
Other expense (income):
Interest expense	0.1%	0.1%		0.1%
Interest income	—%	—%		—%
Other, net	0.1%	—%		—%
Total other expense, net	0.2%	0.1%		0.1%
Income before income taxes	2.9%	2.9%		2.8%
Provision for income taxes	1.1%	1.1%		1.1%
Net income	1.8%	1.7%	*	1.7%

* Total reflects rounding
Fiscal year ended August 3, 2013 compared to fiscal year ended July 28, 2012
Net Sales
Our net sales for the fiscal year ended August 3, 2013 increased approximately 15.8%, or $828 million, to a record $6.06 billion from $5.24 billion for the fiscal year ended July 28, 2012. This increase was primarily due to growth in our wholesale segment of $821.8 million. Our organic growth (sales growth excluding the impact of acquisitions) of 14.8% is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $53.8 million in incremental net sales related to our acquisitions of certain assets of three distributors completed during the first quarter of fiscal 2013. Our net sales for the fiscal year ended August 3, 2013 were also favorably impacted by approximately 2.2%, or $118.7 million, due to the addition of an extra week in the fiscal year compared to fiscal 2012, and by moderate price inflation of approximately 2% during the year.
Our net sales by customer type for the years ended August 3, 2013 and July 28, 2012 were as follows (in millions):

Customer Type	2013 Net Sales	% of Total Net Sales	2012 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,040	34%	$1,847	35%
Supernatural chains	2,207	36%	1,883	36%
Conventional supermarkets	1,501	25%	1,246	24%
Other	316	5%	260	5%
Total	$6,064	100%	$5,236	100%
Net sales to our independent retailer channel increased by approximately $193 million, or 10.4% during the year ended August 3, 2013 compared to the year ended July 28, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the year ended August 3, 2013 increased by approximately $324 million or 17.2% over the prior year and accounted for approximately 36% of our total net sales for each of the years ended August 3, 2013 and July 28, 2012. The increase in sales to Whole Foods Market is primarily due to the increases in same-store sales, and to a lesser extent, the expanded primary distribution agreement noted above.

Net sales to conventional supermarkets for the year ended August 3, 2013 increased by approximately $255 million, or 20.5% from fiscal 2012 and represented approximately 25% of total net sales in fiscal 2013 compared to 24% in fiscal 2012. The increase in net sales to conventional supermarkets is due to increased demand for our products, conventional supermarkets expanding the breadth of products carried in their stores, and the additional two months of sales in fiscal 2013 versus the ten months of sales in fiscal 2012 to a large national customer which we began servicing during the first quarter of fiscal 2012.
Other net sales, which include sales to foodservice and sales from the United States to countries other than Canada, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $56 million or 21.5% during the fiscal year ended August 3, 2013 over the prior fiscal year and accounted for approximately 5% of total net sales in fiscal 2013 and fiscal 2012. The increase in other net sales was primarily driven by an increase in broadline distribution sales to foodservice customers.
As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2014 to grow over fiscal 2013. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced in fiscal 2013 will contribute to our projected net sales growth in fiscal 2014.
Cost of Sales and Gross Profit
Our gross profit increased approximately 11.9%, or $109.1 million, to $1.03 billion for the year ended August 3, 2013, from $916.0 million for the year ended July 28, 2012. Our gross profit as a percentage of net sales was 16.9% for the year ended August 3, 2013 and 17.5% for the year ended July 28, 2012. The decrease in gross profit as a percentage of net sales is primarily due to the continued change in the mix of net sales by channel that began during the second fiscal quarter of 2010, as well as a reduced number of promotional opportunities driven by higher supplier out of stocks and the increased sales of customers' private label brands, which carry a lower gross margin, combined with higher inbound freight costs. Our decision to maintain higher service levels despite greater supplier out of stocks also negatively impacted our gross margin in fiscal 2013 due to increased costs to move freight on an expedited basis and between our facilities.
Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the year ended August 3, 2013 approximately $579 million of our total net sales growth of $828 million was from increased net sales in the conventional supermarket and supernatural channels. As a result, approximately 61% of our total net sales in fiscal 2013 were to the conventional supermarket and supernatural channels compared to approximately 60% in fiscal 2012. This change in sales mix from 2012 to 2013 resulted in lower gross profits as a percentage of net sales during fiscal 2013 than we experienced in fiscal 2012. We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.
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
Operating Expenses
Our total operating expenses increased approximately 10.3%, or $78.7 million, to $839.6 million for the year ended August 3, 2013, from $760.8 million for the year ended July 28, 2012. The increase in total operating expenses for the year ended August 3, 2013 was primarily due to higher sales volume, approximately $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset. Operating expenses for the year ended July 28, 2012 included $5.1 million of severance and other restructuring expenses associated with the divestiture of our conventional non-food and general merchandise lines of business and $1.6 million in start-up expenses incurred in connection with onboarding a large national conventional supermarket customer.
Total operating expenses for fiscal 2013 include share-based compensation expense of $15.1 million, compared to $11.4 million in fiscal 2012. Share-based compensation expense for the years ended August 3, 2013 and July 28, 2012 includes approximately $1.5 million and $1.7 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those years ended August 3, 2013 and July 28, 2012. The Company recorded $1.7 million and $0.4 million for the years ended August 3, 2013 and July 28, 2012, respectively, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component that was established for members of our executive leadership team. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
As a percentage of net sales, total operating expenses decreased to approximately 13.8% for the year ended August 3, 2013, from approximately 14.5% for the year ended July 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales, as well as expense control programs across all of our divisions. Our operating expenses as a percentage of net sales for fiscal 2013 were negatively impacted by $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled and optimize use of trailer space, reducing idle times and other similar measures. We expect that we will be able to continue to reduce our operating expenses as we continue the roll-out of our supply chain initiatives including a national warehouse management and procurement system, which was first launched in the Lancaster, Texas facility in September 2010, launched in the Ridgefield, Washington facility in July 2012 and is expected to be rolled out in all of our existing, broadline distribution centers by the end of fiscal 2017.
Operating Income
Operating income increased approximately 19.6%, or $30.3 million, to $185.5 million for the year ended August 3, 2013, from $155.2 million for the year ended July 28, 2012. As a percentage of net sales, operating income was 3.1% for the year ended August 3, 2013 compared to 3.0% for the year ended July 28, 2012. The increase in operating income is primarily attributable to sales growth and lower operating expenses as a percentage of net sales during fiscal 2013 compared to fiscal 2012.
Other Expense (Income)
Other expense (income) increased $7.0 million to $11.4 million for the year ended August 3, 2013, from $4.4 million for the year ended July 28, 2012. Other expense for the year ended August 3, 2013 includes a pre-tax charge of $4.9 million related to an agreement to settle a multi-state unclaimed property audit. Interest expense for the year ended August 3, 2013 increased to $5.9 million from $4.7 million in the year ended July 28, 2012 primarily due to $0.7 million of non-cash interest expense related to the Aurora, Colorado facility as we are accounting for this facility under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income for the year ended August 3, 2013 decreased to $0.6 million from $0.7 million in the year ended July 28, 2012.
Provision for Income Taxes
Our effective income tax rate was 38.1% and 39.4% for the years ended August 3, 2013 and July 28, 2012, respectively. The decrease in the effective income tax rate was impacted by a net benefit for the reversal of uncertain tax positions for the year ended August 3, 2013, and one time tax credits associated with a renewable energy project in Moreno Valley, California. Our effective income tax rate in both fiscal years was also affected by increased state taxes resulting from the states in which we operate.
Net Income
Reflecting the factors described in more detail above, net income increased $16.5 million to $107.9 million, or $2.18 per diluted share, for the year ended August 3, 2013, compared to $91.3 million, or $1.86 per diluted share for the year ended July 28, 2012.
Fiscal year ended July 28, 2012 compared to fiscal year ended July 30, 2011
Net Sales
Our net sales for the fiscal year ended July 28, 2012 increased approximately 15.6%, or $706 million, to $5.2 billion from $4.5 billion for the fiscal year ended July 30, 2011. This increase was primarily due to growth in our wholesale segment of $702.8 million, which includes net sales from a national conventional supermarket customer that began shipping in October 2011 and the strong performance of our UNFI Canada division. Our organic growth (sales growth excluding the impact of acquisitions) was due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. We believe that the integration of our specialty business has allowed us to attract customers that we would not have been able to attract without that business as many customers seek a single source for their natural, organic and specialty products. Our net sales for the fiscal year ended July 28, 2012 were also favorably impacted by moderate price inflation.
In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $25.4 million in incremental net sales resulting from expanded distribution to Whole Foods Market during fiscal 2012 following the acquisition of the Southwest and Rocky Mountain distribution business of Whole Foods Distribution and expanded distribution agreement with Whole Foods Market in the first quarter of fiscal 2011 and approximately $4.2 million in sales resulting from our acquisition of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011.
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

Net sales to our independent retailer channel increased by approximately $154 million, or 9.1% during the year ended July 28, 2012 compared to the year ended July 30, 2011. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales in fiscal 2012 compared to the prior year.
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
Net sales to conventional supermarkets for the year ended July 28, 2012 increased by approximately $255 million, or 25.7% from fiscal 2011 and represented approximately 24% of total net sales in fiscal 2012 compared to 22% in fiscal 2011. The increase in net sales to conventional supermarkets was primarily due to a large national customer which we began servicing during the first quarter of fiscal 2012, as part of our strategy to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.
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
Cost of Sales and Gross Profit
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

Total operating expenses for fiscal 2012 include share-based compensation expense of $11.4 million, compared to $9.2 million in fiscal 2011. Share-based compensation expense for the years ended July 28, 2012 and July 30, 2011 includes approximately $1.7 million and $0.7 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those various periods ended July 28, 2012 and July 30, 2011. During fiscal 2012, $0.4 million was recognized related to a new performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of our executive leadership team. See Note 3 “Equity Plans” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
Operating Income
Operating income increased approximately 19.7%, or $25.5 million, to $155.2 million for the year ended July 28, 2012, from $129.7 million for the year ended July 30, 2011. As a percentage of net sales, operating income was 3.0% for the year ended July 28, 2012 compared to 2.9% for the year ended July 30, 2011. The increase in operating income was primarily attributable to sales growth and lower operating expenses as a percentage of net sales during fiscal 2012 compared to fiscal 2011.
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
Provision for Income Taxes
Our effective income tax rate was 39.4% for the years ended July 28, 2012 and July 30, 2011. Our effective income tax rate in both fiscal years was primarily affected by state taxes in the states in which we operate. Certain incentive stock option expenses are not deductible for tax purposes unless a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option and within two years of original grant. We receive a tax benefit in the period that the disqualifying disposition occurs. Our effective income tax rate will continue to be effected by the tax impact related to incentive stock options and the timing of tax benefits related to disqualifying dispositions, however we expect this impact to diminish as in recent years we have granted non-qualified stock options in lieu of incentive stock options.
Net Income

Reflecting the factors described in more detail above, net income increased $14.7 million to $91.3 million, or $1.86 per diluted share, for the year ended July 28, 2012, compared to $76.7 million, or $1.60 per diluted share on a lower share base, for the year ended July 30, 2011.
Liquidity and Capital Resources
We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $50 million to $100 million in cash flow from operations per year for the 2014 and 2015 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures to approximately 1.4% of net sales for fiscal 2014, reflecting an increase over levels experienced in fiscal 2012 and fiscal 2013 as we construct new distribution centers in New York and Wisconsin in fiscal 2014. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.
In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This credit facility also provides a one-time option, subject to approval by the lenders under the revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the US portion of the credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%, or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%, or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of August 3, 2013, our borrowing base, based on eligible accounts receivable and inventory levels, was $484.5 million. As of August 3, 2013, the Company had $130.6 million outstanding under our credit facility, $31.8 million in letter of credit commitments and $2.9 million in reserves which generally reduces our available borrowing capacity under its revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $319.3 million as of August 3, 2013. The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to fixed charge coverage ratio covenants as of the fiscal year ended August 3, 2013.
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
In connection with amending and restating our revolving credit facility, we used a portion of our availability to pay off our term loan agreement, which was to mature on July 28, 2012. At that time, our interest rate swap entered into in July 2005 was settled concurrently with a payment of $0.3 million which is reflected within interest expense during the fiscal year ended July 28, 2012.
Our capital expenditures for the 2013 fiscal year were $66.6 million, compared to $31.5 million for fiscal 2012, primarily driven by construction of our new Aurora, Colorado distribution center. We believe that our capital requirements for fiscal 2014 will be between $80 and $95 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both additional warehouse space (including through the build out of our new Racine, Wisconsin distribution facility in the village of Sturtevant and our Hudson Valley, New York distribution facility in the town of Montgomery) and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements after fiscal 2014 will be marginally lower than our anticipated fiscal 2014 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through our revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.
Net cash provided by operations was $44.3 million for the year ended August 3, 2013, a decrease of $21.9 million from the $66.2 million provided by operations for the year ended July 28, 2012. The primary reasons for the decrease in cash flows from operations for the year ended August 3, 2013 were an increase in inventories of $123.9 million in part as a response to higher supplier out of stocks, and an increase in accounts receivable of $37.3 million due to our sales growth during the year, partially offset by net income of $107.9 million. Net cash provided by operations of $49.8 million for the year ended July 30, 2011 was primarily the result of an increase in net income, partially offset by changes in working capital. Days in inventory was 52 days at August 3, 2013, compared to 50 days at July 28, 2012. The increase in inventory is due in part to efforts to stabilize service levels. Days sales outstanding decreased from 22 at July 28, 2012 to 21 days at August 3, 2013. Working capital increased by $104.3 million, or 17.0%, to $717.0 million at August 3, 2013, compared to working capital of $612.7 million at July 28, 2012, primarily as a result of the increase in our inventory balances.
Net cash used in investing activities increased $37.9 million to $72.3 million for the year ended August 3, 2013, compared to $34.5 million for the year ended July 28, 2012. The increase from the fiscal year ended July 28, 2012 was primarily due to an increase in capital spending associated with our Logan, New Jersey distribution center coupled with the acquisition of certain assets of three distribution companies during the first quarter of fiscal 2013.
Net cash used in investing activities of $62.7 million for the year ended July 30, 2011 was primarily due to the purchase of the Rocky Mountain and Southwest distribution business of Whole Foods Distribution, a wholly owned subsidiary of Whole Foods Market, during the year ended July 30, 2011.
Net cash provided by financing activities was $22.3 million for the year ended August 3, 2013, primarily due to borrowings, net of repayments, under our amended and restated revolving credit facility of $15.9 million. Net cash used in financing activities was $32.8 million for the year ended July 28, 2012, primarily due to repayments on long-term debt of $47.4 million as we paid off our term loan with availability under our amended and restated revolving credit facility. Net cash provided by financing activities was $16.3 million for the year ended July 30, 2011, primarily due to net proceeds from our secondary equity offering of $138.3 million, partially offset by net repayments on borrowings on notes payable of $127.6 million.
We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended August 3, 2013 and July 28, 2012, we had no outstanding commodity swap agreements.
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of August 3, 2013, we are not a party to any agreements which required us to purchase diesel fuel. As of July 28, 2012, we had entered into agreements which required us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of August 3, 2013:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$26,478	$26,478
Notes payable (1)	130,594	—	—	130,594
Long-term debt (2)	34,110	1,019	2,194	2,391	28,506
Deferred compensation	12,287	1,163	2,640	2,227	6,257
Long-term non-capitalized leases	327,639	44,140	82,432	64,396	136,671
Total	$531,108	$72,800	$87,266	$199,608	$171,434
(1) The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. Notes payable does not included outstanding letters of credit of approximately $31.8 million at August 3, 2013 nor approximately $13.2 million in interest payments (including unused lines fees) projected to be due in future years (less than 1 year – $3.4 million; 1−3 years – $6.9 million; and 3-5 years $2.8 million) based on the variable rates in effect at August 3, 2013. Variable rates, as well as outstanding principal balances, could change in future periods. See "Liquidity and Capital Resources" above and Note 6 "Notes Payable" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our credit facility.
(2) Long-term debt does not include approximately $26.2 million in interest payments projected to be due in future years (less than 1 year - $1.9 million; 1-3 years - $4.8 million; 3-5 years - $4.5 million; thereafter - $15.0 million). See Note 7 "Long-Term Debt" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our long-term debt.
Included in other liabilities in the consolidated balance sheets at August 3, 2013, the Company has a liability, including potential interest and penalties, of $1.4 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.
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
Recently Issued Financial Accounting Standards
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU No. 2013-02"). This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods that begin after December 15, 2012, which will be the first quarter of our fiscal year ending August 2, 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the presentation of our consolidated financial statements.
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

During the fiscal year ended July 28, 2012, we were a party to an interest rate swap agreement entered into in July 2005 (the "2005 swap"), which was set to expire in July 2012 concurrent with the maturity of our term loan. The 2005 swap was terminated in connection with our repayment of all borrowings under the term loan during the fourth quarter of fiscal 2012. The 2005 swap had an initial notional principal amount of $50 million and provided for us to pay interest for a seven-year period at a fixed rate of 4.70% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. The 2005 swap had an amortizing notional amount which adjusted down on the dates payments were due on the underlying term loan. The 2005 swap had been entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing our effective rate on the notional amount at 5.70%. We accounted for the 2005 swap using hedge accounting treatment because the derivative was determined to be highly effective in achieving offsetting changes in cash flows of the hedged item. Under this method of accounting, we had recorded a liability of $1.3 million representing the fair value of the swap as of July 30, 2011. There was no liability recorded as of July 28, 2012 due to the settlement of the swap in conjunction with the payoff of the underlying term loan in May 2012. We do not enter into derivative agreements for trading purposes.
At August 3, 2013, we had long-term floating rate debt under our amended and restated revolving credit facility of $130.6 million and long-term fixed rate debt of $0.6 million, representing 99.5% and 0.5%, respectively, of our long-term borrowings. At July 28, 2012, we had long-term floating rate debt under our amended and restated revolving credit facility of $115.0 million and long-term fixed rate debt of $1.0 million, representing 99.1% and 0.9%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $0.6 million and $3,000 at August 3, 2013 and July 28, 2012, respectively. The increase from the prior year is due to the financing obligation recorded related to our Aurora, Colorado facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of August 3, 2013 and July 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended August 3, 2013. We also have audited United Natural Foods, Inc.'s internal control over financial reporting as of August 3, 2013, based on criteria established in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of August 3, 2013 and July 28, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 3, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Providence, Rhode Island
October 1, 2013

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 3, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,111	$16,122
Accounts receivable, net of allowance of $9,271 and $6,249, respectively	339,590	305,177
Inventories	702,161	578,555
Deferred income taxes	23,822	25,353
Prepaid expenses and other current assets	38,534	21,654
Total current assets	1,115,218	946,861
Property & equipment, net	338,594	278,455
Goodwill	201,874	193,741
Intangible assets, net of accumulated amortization of $14,214 and $10,809, respectively	49,540	52,496
Other long-term assets	24,682	22,393
Total assets	$1,729,908	$1,493,946
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283,851	$242,179
Accrued expenses and other current liabilities	113,397	91,632
Current portion of long-term debt	1,019	350
Total current liabilities	398,267	334,161
Notes payable	130,594	115,000
Deferred income taxes	41,474	36,260
Other long-term liabilities	27,336	29,174
Long-term debt, excluding current portion	33,091	635
Total liabilities	630,762	515,230
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,330 issued and outstanding shares at August 3, 2013; 49,011 issued and outstanding shares at July 28, 2012	493	490
Additional paid-in capital	380,109	364,598
Unallocated shares of Employee Stock Ownership Plan	(39)	(89)
Accumulated other comprehensive (loss) income	(1,092)	1,896
Retained earnings	719,675	611,821
Total stockholders' equity	1,099,146	978,716
Total liabilities and stockholders' equity	$1,729,908	$1,493,946

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
Net sales	$6,064,355	$5,236,021	$4,530,015
Cost of sales	5,039,279	4,320,018	3,705,205
Gross profit	1,025,076	916,003	824,810
Operating expenses	837,953	755,744	688,859
Restructuring and asset impairment expenses	1,629	5,101	6,270
Total operating expenses	839,582	760,845	695,129
Operating income	185,494	155,158	129,681
Other expense (income):
Interest expense	5,897	4,734	5,000
Interest income	(632)	(715)	(1,226)
Other, net	6,113	356	(528)
Total other expense, net	11,378	4,375	3,246
Income before income taxes	174,116	150,783	126,435
Provision for income taxes	66,262	59,441	49,762
Net income	$107,854	$91,342	$76,673
Basic per share data:
Net income	$2.19	$1.87	$1.62
Weighted average basic shares of common stock	49,217	48,766	47,459
Diluted per share data:
Net income	$2.18	$1.86	$1.60
Weighted average diluted shares of common stock	49,509	49,100	47,815

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal year ended
	August 3, 2013			July 28, 2012			July 30, 2011
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$107,854			$91,342			$76,673
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,988)	$—	$(2,988)	$(3,729)	$—	$(3,729)	$5,285	$—	$5,285
Change in fair value of swap agreements	—	—	—	1,259	(496)	763	1,234	(502)	732
Total other comprehensive income (loss)	$(2,988)	$—	$(2,988)	$(2,470)	$(496)	$(2,966)	$6,519	$(502)	$6,017
Total comprehensive income			$104,866			$88,376			$82,690

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at July 31, 2010	43,558	$435	27	$(708)	$188,727	$(713)	$(1,155)	$443,861	$630,447
Allocation of shares to ESOP						171			171
Issuance of common stock pursuant to secondary offering, net of direct offering costs	4,428	44			138,257				138,301
Stock option exercises and restricted stock vestings, net	534	6			7,348				7,354
Share-based compensation					9,159				9,159
Tax benefit associated with stock plans					1,545				1,545
Fair value of swap agreement, net of tax							732		732
Foreign currency translation							5,285		5,285
Net income								76,673	76,673
Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667
Allocation of shares to ESOP						453			453
Stock option exercises and restricted stock vestings, net	491	5	(27)	708	5,386			(55)	6,044
Share-based compensation					11,372				11,372
Tax benefit associated with stock plans					2,804				2,804
Fair value of swap agreements, net of tax							763		763
Foreign currency translation							(3,729)		(3,729)
Net income								91,342	91,342
Balances at July 28, 2012	49,011	$490	—	$—	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP						50			50
Stock option exercises and restricted stock vestings, net	319	3			(1,545)				(1,542)
Share-based compensation					15,104				15,104
Tax benefit associated with stock plans					1,952				1,952
Foreign currency translation							(2,988)		(2,988)
Net income								107,854	107,854
Balances at August 3, 2013	49,330	$493	—	$—	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(In thousands)	August 3, 2013	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,854	$91,342	$76,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,398	39,560	35,296
Deferred income tax expense (benefit)	6,780	(6,115)	15,520
Share-based compensation	15,104	11,372	9,159
Excess tax benefit from share-based payment arrangements	(1,952)	(2,804)	(1,545)
Gain on disposals of property and equipment	(513)	(313)	(42)
Impairment on long-term assets	—	—	5,790
Impairment of indefinite lived intangibles	1,629	—	200
Unrealized (gain) loss on foreign exchange	(698)	(468)	318
Provision for doubtful accounts	4,227	3,532	635
Non-cash interest expense	651	—	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(37,295)	(51,193)	(39,791)
Inventories	(123,904)	(62,822)	(66,283)
Prepaid expenses and other assets	(17,702)	15,050	(12,283)
Accounts payable	34,974	16,095	9,583
Accrued expenses	12,778	13,008	16,614
Net cash provided by operating activities	44,331	66,244	49,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,554)	(31,492)	(40,778)
Purchases of acquired businesses, net of cash acquired	(8,135)	(3,297)	(22,061)
Proceeds from disposals of property and equipment	2,368	332	96
Net cash used in investing activities	(72,321)	(34,457)	(62,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuance	—	—	138,301
Proceeds from borrowings under revolving credit line	610,046	1,021,517	957,662
Repayments of borrowings under revolving credit line	(594,107)	(1,021,517)	(1,085,232)
Repayments of long-term debt	(353)	(47,447)	(5,033)
Increase in bank overdraft	6,347	8,673	1,739
Proceeds from exercise of stock options	1,942	7,571	10,162
Payment of employee restricted stock tax withholdings	(3,484)	(1,526)	(2,808)
Excess tax benefit from share-based payment arrangements	1,952	2,804	1,545
Capitalized debt issuance costs	—	(2,905)	—
Net cash provided by (used in) financing activities	22,343	(32,830)	16,336
Effect of exchange rate changes on cash and cash equivalents	636	298	(372)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,011)	(745)	3,065

Cash and cash equivalents at beginning of period	16,122	16,867	13,802
Cash and cash equivalents at end of period	$11,111	$16,122	$16,867
Supplemental disclosures of cash flow information:
Non-cash financing activity	$32,826	$—	$—
Non-cash investing activity	$32,826	$—	$—
Cash paid for interest	$5,246	$4,734	$4,752
Cash paid for federal and state income taxes, net of refunds	$64,367	$52,666	$42,018
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business
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
The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2013, 2012 and 2011 ended on August 3, 2013, July 28, 2012 and July 30, 2011, respectively. Fiscal year 2013 contained 53 weeks and fiscal years 2012 and 2011 each contained 52 weeks. Each of the Company's interim quarters consisted of 13 weeks except for the fourth quarter of fiscal year 2013 which contained 14 weeks.
Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution centers. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading Co., which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. The consolidated statements of cash flows for the fiscal years ended July 28, 2012 and July 30, 2011 have been adjusted to properly present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  These amounts were previously presented on a net basis. The revisions were not material to the Company's consolidated financial statements as a whole.

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
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. As of August 3, 2013, property and equipment includes the Company's non-cash capital expenditures made by the landlord for our Aurora, Colorado distribution center and related accumulated depreciation. Refer to Note 7, Long-Term Debt, for additional information regarding this transaction. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.
Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. There was no interest capitalized during the fiscal years ended August 3, 2013, July 28, 2012 or July 30, 2011.
Property and equipment consisted of the following at August 3, 2013 and July 28, 2012:

	Original Estimated Useful Lives (Years)	2013	2012
	(In thousands, except years)
Land		$12,950	$13,311
Buildings and improvements	20-40	192,837	160,940
Leasehold improvements	5-20	97,749	85,648
Warehouse equipment	3-30	117,999	104,310
Office equipment	3-10	74,003	68,674
Computer software	3-7	63,333	50,998
Motor vehicles	3-7	4,461	4,562
Construction in progress		23,298	12,072
		586,630	500,515
Less accumulated depreciation and amortization		248,036	222,060
Net property and equipment		$338,594	$278,455
Depreciation expense amounted to $37.6 million, $35.2 million and $31.1 million for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively.

(f)	Income Taxes
The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.

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
The Company's reporting units are at or one level below the operating segment level. Approximately 91.2% of the Company's goodwill is within its wholesale reporting unit. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company is allowed to perform a qualitative assessment for goodwill impairment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2013 were for any reporting units that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had no significant changes to their working capital structure, and (3) have current year income which is at least 85% of prior year amounts. Based on the qualitative assessment performed for fiscal 2013, all of the Company's reporting units met these thresholds. As each reporting unit's net income has not decreased more than 15% and their working capital requirements have not increased significantly, no quantitative testing was performed in fiscal 2013.
If a reporting unit did not meet the thresholds above, the Company would have performed a two-step goodwill impairment analysis. The first step to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Intangible assets with indefinite lives are tested for impairment at least annually during the fourth quarter and any affected intangible asset is reviewed if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. In the first quarter of fiscal 2013, the Company entered into an agreement to terminate its licensing agreement with the former owners of an acquired business.  In connection with this termination agreement, during the three months ended October 27, 2012, the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset. In accordance with ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment ("ASU 2012-02"), the Company is allowed to perform a qualitative assessment for intangible asset impairment unless it believes it is more likely than not that an intangible asset's fair value is less than the carrying value. The thresholds used by the Company for this determination in the fourth quarter of fiscal 2013 were for any intangible assets (or groups of assets) that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20% and (2) have current year income which is at least 85% of prior year amounts. The Company's only indefinite lived intangible assets are the branded product line asset group. As of August 3, 2013, the Company's annual assessment of its indefinite lived intangible assets indicated that no impairment existed.
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of July 30, 2011	$174,612	$17,331	$191,943
Goodwill adjustment for prior year business combinations	2,857	200	3,057
Change in foreign exchange rates	(1,259)	—	(1,259)
Goodwill as of July 28, 2012	$176,210	$17,531	$193,741
Goodwill from current year business combinations	8,979	—	8,979
Contingent consideration for prior year business combinations	—	200	200
Change in foreign exchange rates	(1,046)	—	(1,046)
Goodwill as of August 3, 2013	$184,143	$17,731	$201,874

The following table presents the detail of the Company's other intangible assets (in thousands):

	August 3, 2013			July 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$34,704	$14,136	$20,568	$32,120	$10,286	$21,834
Trademarks and tradenames	771	78	693	3,030	523	2,507
Total amortizing intangible assets	35,475	14,214	21,261	35,150	10,809	24,341
Indefinite lived intangible assets:
Trademarks and tradenames	28,279	—	28,279	28,155	—	28,155
Total	$63,754	$14,214	$49,540	$63,305	$10,809	$52,496
Amortization expense was $4.8 million, $4.3 million and $3.5 million for the years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively. The estimated future amortization expense for the next five fiscal years on finite lived intangible assets existing as of August 3, 2013 is shown below:

Fiscal Year:	(In thousands)
2014	$3,973
2015	3,973
2016	2,941
2017	2,632
2018	2,175
2019 and thereafter	5,567
$21,261

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
Whole Foods Market, Inc. was the Company's largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 36% of the Company's net sales for the years ended August 3, 2013, July 28, 2012 and July 30, 2011. There were no other customers that individually generated 10% or more of the Company's net sales.
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
The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Refer to Note 8, Fair Value Measurements, for additional information regarding the fair value hierarchy. The fair value of notes payable and long-term debt are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	August 3, 2013		July 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$11,111	$11,111	$16,122	$16,122
Accounts receivable	339,590	339,590	305,177	305,177
Notes receivable	3,315	3,315	3,703	3,703
Liabilities:
Accounts payable	283,851	283,851	242,179	242,179
Notes payable	130,594	130,594	115,000	115,000
Long-term debt, including current portion	34,110	36,230	985	988

(k)	Use of Estimates
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
The Company issues trade notes receivable to certain customers under two basic circumstances; inventory purchases for initial store openings and overdue accounts receivable. Notes issued in connection with store openings are generally receivable over a period not to exceed thirty-six months. Notes issued in connection with overdue accounts receivable may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

(m)	Share-Based Compensation
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")718, Stock Compensation ("ASC 718") effective August 1, 2005. ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has four share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over 4 years from the grant date and grants to members of the Company's Board of Directors vest ratably over 2 years with one third vesting immediately. Beginning in fiscal 2008, the Company's President and Chief Executive Officer has been granted performance shares and performance units which have vested in accordance with the terms of the related Performance Share and Performance Unit agreements. During fiscal 2013 and fiscal 2012, the Company granted performance-based stock units to its executive officers that will vest if the Company achieves certain performance metrics as of and for the years ended August 2, 2014 and August 3, 2013, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.
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

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
	(In thousands)
Basic weighted average shares outstanding	49,217	48,766	47,459
Net effect of dilutive common stock equivalents based upon the treasury stock method	292	334	356
Diluted weighted average shares outstanding	49,509	49,100	47,815
Potential anti-dilutive share-based payment awards excluded from the computation above	121	88	99

(o)	Comprehensive Income (Loss)
Comprehensive income (loss) is reported in accordance with ASU No. 2011-05, Presentation of Comprehensive Income, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges, as well as foreign currency translation related to the translation of UNFI Canada, Inc. ("UNFI Canada") from the functional currency of Canadian dollars to U.S. dollar reporting currency. For all periods presented, the Company displays comprehensive income (loss) and its components in the consolidated statements of comprehensive income.

(p)	Derivative Financial Instruments
The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the creation and operation of UNFI Canada, foreign currency exchange rates. The Company uses derivatives principally in the management of interest rate and fuel price exposure. From time to time the Company may use foreign contracts to hedge transactions in foreign currency. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed. As of August 3, 2013, the Company was not a party to any derivative financial instruments.

(q)	Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, totaled $358.8 million, $295.5 million and $266.7 million for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively. The Company began allocating employee benefit expenses to shipping and handling fees and costs in fiscal 2013. Outbound shipping and handling costs for fiscal 2012 and 2011 exclude employee benefit expenses.

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

(t)	Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods that begin after December 15, 2012, which will be the first quarter of the Company's fiscal year ending August 2, 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

2.	ACQUISITIONS
Wholesale Segment
Broadline Distribution Acquisitions. During the first quarter of fiscal 2013, the Company completed three business combinations related to the acquisition of certain assets of three distribution companies. The total consideration related to these acquisitions was approximately $9.2 million, including cash consideration (net of cash acquired) of $8.1 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration payments of up to $3.7 million through February 2017. Furthermore, in connection with one of the acquisitions, the Company granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of the Company's acquisition of the business. The preliminary fair value of the identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5 - 10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The Company recorded a total of $9.0 million of goodwill as a result of these acquisitions. These three acquisitions were financed through borrowings under the Company’s amended and restated revolving credit facility. The Company is still completing the final valuations of the acquired intangibles for these acquisitions and therefore the Company’s estimates and assumptions are subject to change within the measurement period. Acquisition costs related to these purchases were insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income. Each of these businesses were absorbed by the operations of the Company’s broadline distribution business, therefore the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total. Net sales resulting from these three acquisitions totaled approximately $53.8 million for the fiscal year ended August 3, 2013.

Canadian expansion.    During the second quarter of fiscal 2012, through its wholly-owned subsidiary, UNFI Canada, the Company acquired substantially all of the assets of a private specialty food distribution business located in Ontario, Canada. Total cash consideration paid in connection with this acquisition was $3.0 million. In addition, the asset purchase agreement provides for potential earn-outs of up to $1.95 million from November 2011 through November 2014. This acquisition was financed through borrowings under the Company's then existing revolving credit facility. The fair value assigned to an identifiable intangible asset acquired was determined by using an income approach. The identifiable intangible asset recorded based on the provisional valuation includes a customer list of $0.8 million, which is being amortized on a straight-line basis over an estimated useful life of approximately 9.7 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. Acquisition costs related to this purchase were insignificant, and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. Net sales resulting from the acquisition have been included in the Company's results since November 15, 2011, however, neither these sales nor the increase in total assets related to this acquisition were significant compared to the Company's consolidated amounts.
Whole Foods Distribution.    During the first quarter of fiscal 2012, the Company finalized its valuation of the customer relationship intangible asset related to the first quarter fiscal 2011 acquisition of the Rocky Mountain and Southwest distribution business of Whole Foods Market Distribution, Inc. ("Whole Foods Distribution"), a wholly owned subsidiary of Whole Foods Market, Inc., whereby the Company (i) acquired inventory at Whole Foods Distribution's Aurora, Colorado and Austin, Texas distribution centers; (ii) acquired substantially all of Whole Foods Distribution's assets, other than the inventory, at the Aurora, Colorado distribution center; (iii) assumed Whole Foods Distribution's obligations under the existing lease agreement related to the Aurora, Colorado distribution center; and (iv) hired substantially all of Whole Foods Distribution's employees working at the Aurora, Colorado distribution center. In connection with the transaction, we also amended our distribution agreement in the first quarter of fiscal 2011 to become the primary distributor to Whole Foods Market, Inc. in those regions. Net sales resulting from the transaction totaled approximately $131.6 million for the year ended July 30, 2011. For the year ended July 28, 2012, net sales resulting from the transaction in the first two months of the fiscal year, which correspond to when we had not yet begun primary distribution in those regions during the prior year, totaled approximately $25.4 million. The Company does not record the expenses for this business separately from the rest of its broadline distribution business, and therefore it is impracticable for the Company to provide complete financial results for this business.
The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)
Inventory	$6,911
Property & equipment	1,500
Customer relationships and other intangible assets	7,900
Goodwill	5,600
Total assets	$21,911
Liabilities	—
Cash consideration paid	$21,911
Other Segment
The Company recorded an increase of $0.1 million to its intangible assets during the years ended August 3, 2013 and July 28, 2012 in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2%- 4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009. The acquisition of assets of a third branded product company during fiscal 2009 requires ongoing contingent consideration payments in the form of earn-outs over a period of 5 years from the acquisition date of November 2008. These earn-outs are based on tiers of net sales for the trailing 12 months, and $0.2 million was paid during the year ended August 3, 2013.

3.	EQUITY PLANS
The Company recognized total share-based compensation expense of $15.1 million for the fiscal year ended August 3, 2013, compared to share-based compensation expense of $11.4 million and $9.2 million for the fiscal years ended July 28, 2012 and July 30, 2011, respectively. The share-based compensation expense related to performance-based share awards, including the 2-year long-term incentive awards granted during fiscal 2012 and 2013, was $3.3 million, $2.1 million and $0.7 million for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively.
As of August 3, 2013, there was $18.0 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock, restricted stock units and performance-based restricted shares and units). This cost is expected to be recognized over a weighted-average period of 2.5 years.
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
The following summary presents the weighted average assumptions used for stock options granted in fiscal 2013, 2012 and 2011:

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
Expected volatility	29.8%	39.3%	44.7%
Dividend yield	—%	—%	—%
Risk free interest rate	0.3%	0.4%	0.9%
Expected term (in years)	3.0	3.0	3.0
The Company has four equity incentive plans that provide for the issuance of stock options: the 1996 Stock Option Plan (the "1996 Plan"), the 2002 Stock Incentive Plan (the "2002 Plan"), the 2004 Equity Incentive Plan, as amended (the "2004 Plan"), and the 2012 Equity Incentive Plan (the "2012 Plan") (collectively, the "Plans"). The Plans provide for grants of stock options to employees, officers, directors and others. Since fiscal 2010, the Company has not granted stock options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically options granted to employees vest ratably over 4 years, while options granted to non-employee directors vest one third immediately with the remainder vesting ratably over 2 years. The maximum term of all incentive and non-statutory stock options granted under the Plans is 10 years. There were 9,050,000 shares authorized for grant under the 1996 Plan, 2002 Plan and 2012 Plan. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. These shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of August 3, 2013, 302,006 and 1,250,000 shares were available for grant under the 2004 Plan and 2012 Plan, respectively, and the authorization for new grants under the 1996 Plan and 2002 Plan has expired. No shares were issued under the 2012 Plan during fiscal 2013. During fiscal 2010 and fiscal 2012, the Company issued shares from treasury in addition to issuing new shares to satisfy stock option exercises and restricted stock vestings.
The following summary presents the weighted-average remaining contractual term of options outstanding at August 3, 2013 by range of exercise prices:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$12.00 - $24.00	3,500	$15.37	3.3	3,500	$15.37
$24.01 - $34.00	234,212	$28.04	5.2	178,739	$27.48
$34.01 - $44.00	133,265	$37.44	6.4	69,243	$37.06
$44.01 - $60.00	103,260	$58.62	9.1	1,773	$46.77
	474,237	$37.25	6.4	253,255	$30.07

The following summary presents information regarding outstanding stock options as of August 3, 2013 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	440,832	$31.24
Granted	101,600	$58.93
Exercised	(62,683)	$30.82
Forfeited	(2,500)	$17.71
Cancelled	(3,012)	$28.28
Outstanding at end of year	474,237	$37.25	6.4 years	$10,937,491
Exercisable at end of year	253,255	$30.07	4.8 years	$7,659,585
The weighted average grant-date fair value of options granted during the fiscal years ended August 3, 2013, July 28, 2012, and July 30, 2011 was $12.21, $10.27 and $10.64, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended August 3, 2013, July 28, 2012, and July 30, 2011, was $1.6 million, $5.2 million and $3.9 million, respectively.
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
The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the 2004 Plan as of August 3, 2013 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 28, 2012	743,991	$34.59
Granted	340,333	$57.84
Vested	(331,576)	$37.51
Forfeited	(87,478)	$42.40
Outstanding at August 3, 2013	665,270	$44.00
The total intrinsic value of restricted stock awards and restricted stock units vested was $16.7 million, $14.2 million and $9.1 million during the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively. The total intrinsic value of performance share awards and performance units vested was $1.6 million, $1.7 million and $0.7 million during the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively.
During the year ended August 3, 2013, 25,000 performance shares and 5,123 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 5,123 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $52.00. Effective August 3, 2013, an additional 695 units were granted and a total of 30,818 performance share and units vested with a corresponding intrinsic value and fair value of $1.6 million and $1.9 million, respectively.
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
During the year ended July 28, 2012, the Company created a new performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of the Company's executive leadership team. Under this arrangement, the executives are eligible for performance-based stock units equal to a grant-date fair value of approximately 33% of the sum of 125% of their annual base salary and 50% of their cash-based performance award for fiscal 2012. Similar to the performance awards granted to the Company's President and CEO, if the Company's performance exceeds specified targeted levels, the grants may be increased up to an additional 100%. Effective August 3, 2013, the Company issued an aggregate of 23,882 shares to the executive leadership team upon the vesting of an equal number of performance share units based on the final results of the 2-year performance period.
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

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
	(In thousands)
Balance at beginning of year	$6,956	$5,854	$7,692
Additions charged to costs and expenses	4,227	3,532	635
Deductions	(1,157)	(2,430)	(2,473)
Balance at end of year	$10,026	$6,956	$5,854

5.	RESTRUCTURING ACTIVITIES
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

Impairment of an intangible asset
During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the first quarter of 2013 the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset.

6.	NOTES PAYABLE
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
As of August 3, 2013, the Company's borrowing base, based on eligible accounts receivable and inventory levels, was $484.5 million. As of August 3, 2013, the Company had $130.6 million outstanding under the Company's credit facility, $31.8 million in letter of credit commitments and $2.9 million in reserves which generally reduces the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $319.3 million as of August 3, 2013. During fiscal 2012, the Company used borrowings under the revolving credit facility to pay off its term loan.
The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of its fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenants as of the fiscal year ended August 3, 2013.
The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its accounts receivable and inventory for its obligations under the amended and restated credit facility.
7.LONG-TERM DEBT
During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. As of August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company has determined it has met the criteria for continuing involvement pursuant to ASC 840, Leases, and has applied the financing method to account for this transaction. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment will reduce the amount of the financing obligation, and a portion will be recorded as interest expense at an effective rate of approximately 7.32%.

During the year ended July 28, 2012, the Company used the availability under its amended and restated revolving credit facility to pay off its term loan agreement which accrued interest at 30 day LIBOR plus 1.0% and was to mature in July 2012.
As of August 3, 2013 and July 28, 2012, the Company's long-term debt consisted of the following:

	August 3, 2013	July 28, 2012
	(In thousands)
Financing obligation, due monthly, and maturing in October 2028 at an effective interest rate of 7.32%	$33,477	$—
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing in June 2015, at an interest rate of 8.60%	409	598
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	224	387
	$34,110	$985
Less: current installments	1,019	350
Long-term debt, excluding current installments	$33,091	$635
Aggregate maturities of long-term debt for the next five years and thereafter are as follows at August 3, 2013:

Year	(In thousands)
2014	$1,019
2015	1,194
2016	1,000
2017	1,141
2018	1,250
2019 and thereafter	28,506
$34,110

8.	FAIR VALUE MEASUREMENTS
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

Interest Rate Swap Agreement
On August 1, 2005, the Company entered into an interest rate swap agreement effective July 29, 2005. The agreement provided for the Company to pay interest for a seven-year period at a fixed rate of 4.70% on an initial amortizing notional principal amount of $50.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate

(LIBOR) on the same notional principal amount. The swap was entered into as a hedge against LIBOR movements on current variable rate indebtedness at one-month LIBOR plus 1.00%, thereby fixing its effective rate on the notional amount at 5.70%. The swap agreement qualified as an "effective" hedge under FASB ASC 815, Derivatives and Hedging ("ASC 815"). Concurrent with the payoff of the underlying term loan, this swap was settled during the fourth quarter of fiscal 2012, with a payment of $0.3 million included within interest expense.
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
Fuel Supply Agreements
From time to time the Company is a party to fixed price fuel supply agreements. During the years ended August 3, 2013 and July 28, 2012, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2013 and 2012, respectively. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
Exchange Rate Forward Contract
With the settlement of the interest rate swap during fiscal 2012, there were no financial assets and liabilities measured on a recurring basis as of the fiscal year ended August 3, 2013 and July 28, 2012.
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

	August 3, 2013		July 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities
Long term debt, including current portion	$34,110	$36,230	$985	$988
The following table provides the fair value hierarchy for non-financial assets and liabilities measured on a nonrecurring basis for fiscal 2013. There were no non-financial assets and liabilities measured on a non-recurring basis as of the end of fiscal 2012.

	Fair Value at August 3, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Description
Fair value of intangible assets subject to write-down	$—	$—	$—	$1,629
In accordance with the provisions of ASC 360-10, Impairment and Disposal of Long-Lived Assets, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset during the fiscal year ended August 3, 2013. Long-lived assets held and used with a carrying amount of $290.9 million were written down to their fair value of $285.2 million, resulting in an impairment charge of $5.8 million included in earnings for the fiscal year ended July 30, 2011. The assets which corresponded to the impairment during fiscal 2011 were sold during fiscal 2012.
In accordance with the provisions ASC 350-30, Intangibles- Goodwill and Other, indefinite lived intangible assets with a carrying amount of $58.5 million were written down to their fair value of $58.3 million, resulting in an impairment charge of $0.2 million included in earnings for the fiscal year ended July 30, 2011. There were no impairments recognized on indefinite lived intangible assets during fiscal 2013 or fiscal 2012.

9.	TREASURY STOCK
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

10.	SECONDARY COMMON STOCK OFFERING
During the first quarter of fiscal 2011, the Company completed a secondary common stock offering. This offering resulted in an issuance of 4,427,500 shares of common stock, including shares issued to cover the underwriters' overallotment option, at a price of $33.00 per share. The net proceeds of approximately $138.3 million were used to repay a portion of the Company's outstanding borrowings under its revolving credit facility. The Company also utilized a portion of the additional borrowing capacity under its revolving credit facility resulting from the common stock offering to fund its acquisition of the Rocky Mountain and Southwest distribution businesses of Whole Foods Distribution.

11.	COMMITMENTS AND CONTINGENCIES
The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.
Rent and other lease expense for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011 totaled approximately $59.5 million, $56.4 million and $48.4 million, respectively.
Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of August 3, 2013 are as follows:

Fiscal Year	(In thousands)
2014	$44,140
2015	42,653
2016	39,779
2017	35,461
2018	28,935
2019 and thereafter	136,671
$327,639
As of August 3, 2013, outstanding commitments for the purchase of inventory were approximately $26.5 million. The Company had outstanding letters of credit of approximately $31.8 million at August 3, 2013.
As of August 3, 2013, there were no outstanding commitments for the purchase of diesel fuel.
Assets mortgaged at August 3, 2013 and July 28, 2012 were not material.
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

12.	RETIREMENT PLANS
Retirement Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also has the Millbrook Distribution Services Union Retirement Plan, which was assumed as part of an acquisition during fiscal 2008. The Company's contributions to these plans were approximately $5.2 million, $4.4 million, and $3.9 million for the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, respectively.
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
Under the Deferred Stock Plan, which was frozen to new deferrals effective January 1, 2007, each eligible participant could elect to defer between 0% and 100% of restricted stock awards granted during the election calendar year. Effective January 1, 2007, each participant may elect to defer up to 100% of their restricted share unit awards, performance shares and performance units under the Deferred Compensation Plan. Under the Deferred Compensation Plan, each participant may also elect to defer a minimum of $1,000 and a maximum of 90% of base salary and 100% of director fees, employee bonuses and commissions, as applicable, earned by the participants for the calendar year. From January 1, 2009 to July 31, 2010, participants' cash-derived deferrals under the Deferred Compensation Plan earned interest at the 5-year certificate of deposit annual yield taken from the Wall Street Journal Market Data Center (as captured on the first and last business date of each calendar quarter and averaged) plus 3% credited and compounded quarterly. Beginning August 1, 2010, participants' cash-

derived deferrals accrue earnings and appreciation based on the performance of mutual funds selected by the participant. The value of equity-based awards deferred under the Deferred Compensation and Deferred Stock Plans are based upon the performance of the Company's common stock.
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
In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $10.7 million and $10.1 million at August 3, 2013 and July 28, 2012, respectively. At August 3, 2013, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Fiscal Year	(In thousands)
2014	$1,163
2015	1,324
2016	1,316
2017	1,204
2018	1,023
2019 and thereafter	6,257
$12,287

13.	EMPLOYEE STOCK OWNERSHIP PLAN
The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.
In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% as of August 3, 2013 and July 28, 2012, and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.
All shares held by the ESOP were purchased prior to December 31, 1992. As a result, the Company considers unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended August 3, 2013, July 28, 2012, and July 30, 2011, contributions totaling approximately $0.2 million each fiscal year were made to the Trust. Of these contributions, less than $0.1 million in each fiscal year represented interest.
The ESOP shares were classified as follows:

	August 3, 2013	July 28, 2012
	(In thousands)
Total ESOP shares—beginning of year	2,053	2,199
Shares distributed to employees	(220)	(146)
Total ESOP shares—end of year	1,833	2,053
Allocated shares	1,777	1,955
Unreleased shares	56	98
Total ESOP shares	1,833	2,053

During the fiscal years ended August 3, 2013 and July 28, 2012, 41,630 and 42,171 shares were released for allocation based on note payments, respectively. During fiscal 2012, the Company also allocated 402,285 shares to correct an operational error in prior years as elected in a Voluntary Correction Program filed with the IRS. In connection with this allocation, the Company recorded compensation expense of approximately $0.3 million during the fourth quarter of fiscal 2012. The fair value of unreleased shares was approximately $3.4 million and $5.3 million at August 3, 2013 and July 28, 2012, respectively.

14.	INCOME TAXES
For the fiscal year ended August 3, 2013, income before income taxes consists of $166.7 million from U.S. operations and $7.4 million from foreign operations. For the fiscal year ended July 28, 2012, income before income taxes consists of $142.2 million from U.S. operations and $8.6 million from foreign operations. For the fiscal year ended July 30, 2011, income before income taxes consists of $118.5 million from U.S. operations and $7.9 million from foreign operations.
Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended August 3, 2013
U.S. Federal	$44,095	$7,029	$51,124
State & Local	13,366	(364)	$13,002
Foreign	2,021	115	$2,136
	$59,482	$6,780	$66,262
Fiscal year ended July 28, 2012
U.S. Federal	$55,083	$(7,506)	$47,577
State & Local	9,002	462	9,464
Foreign	1,471	929	2,400
	$65,556	$(6,115)	$59,441
Fiscal year ended July 30, 2011
U.S. Federal	$24,971	$14,273	$39,244
State & Local	7,091	1,207	8,298
Foreign	2,180	40	2,220
	$34,242	$15,520	$49,762
Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate (35)% applied to income before income taxes as a result of the following:

	Fiscal year ended
	August 3, 2013	July 28, 2012	July 30, 2011
	(In thousands)
Computed "expected" tax expense	$60,940	$52,774	$44,252
State and local income tax, net of Federal income tax benefit	7,501	6,152	5,394
Non-deductible expenses	1,516	1,260	1,111
Tax effect of share-based compensation	134	(140)	(440)
General business credits	(1,374)	(231)	(1,021)
Other, net	(2,455)	(374)	466
Total income tax expense	$66,262	$59,441	$49,762
Total income tax expense (benefit) for the years ended August 3, 2013, July 28, 2012 and July 30, 2011 was allocated as follows:

	August 3, 2013	July 28, 2012	July 30, 2011
	(In thousands)
Income tax expense	$66,262	$59,441	$49,762
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(1,952)	(2,804)	(1,545)
Other comprehensive income	—	495	502
	$64,310	$57,132	$48,719
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 3, 2013 and July 28, 2012 are presented below:

	2013	2012
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$6,906	$6,431
Compensation and benefits related	21,224	18,471
Accounts receivable, principally due to allowances for uncollectible accounts	3,861	2,817
Accrued expenses	8,914	8,294
Net operating loss carryforwards	2,374	2,778
Other deferred tax assets	179	221
Total gross deferred tax assets	43,458	39,012
Less valuation allowance	819	990
Net deferred tax assets	$42,639	$38,022
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$34,222	$23,828
Intangible assets	25,766	24,825
Other	303	276
Total deferred tax liabilities	60,291	48,929
Net deferred tax liabilities	$(17,652)	$(10,907)
Current deferred income tax assets	$23,822	$25,353
Non-current deferred income tax liabilities	(41,474)	(36,260)
	$(17,652)	$(10,907)
The net increase (decrease) in total valuation allowance in fiscal year 2013, 2012, and 2011 was $(171), $(4,081) and $19, respectively. The net decrease in fiscal 2013 did not have an impact on net income as it relates to expired unutilized tax attributes for which a valuation allowance was previously recorded in prior fiscal years.
At August 3, 2013, the Company had net operating loss carryforwards of approximately $4.0 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2017 and 2027. In addition, the Company had net operating loss carryforwards of approximately $21.8 million for state income tax purposes that expire in fiscal years 2014 through 2031.
In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at August 3, 2013, with the exception of certain state deferred tax assets. Valuation allowances were established against approximately $0.8 million of state deferred tax assets. The subsequent release of this valuation allowance, if such release occurs, will reduce income tax expense.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. UNFI Canada files income tax returns in Canada and certain of its provinces. U.S. federal income tax examination years prior to 2012 have either statutorily or administratively been closed with the Internal Revenue Service, and with limited exception, the fiscal tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2009 to fiscal 2012.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the fiscal year ended August 3, 2013, the Company recognized net tax benefits of approximately $4.4 million in its consolidated statement of income related to tax examinations closed during the fiscal year. For the fiscal years ended August 3, 2013, July 28, 2012 and July 30, 2011, the Company did not have any significant unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized.
The undistributed earnings of the Company's non-U.S. subsidiaries approximated $7.4 million at August 3, 2013. We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

15.	BUSINESS SEGMENTS
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
Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended August 3, 2013
Net sales	$5,997,235	$186,505	$(119,385)		$6,064,355
Operating income (loss)	225,895	(38,836)	(1,565)		185,494
Interest expense				$5,897	5,897
Interest income				(632)	(632)
Other, net				6,113	6,113
Income before income taxes					174,116
Depreciation and amortization	40,148	2,250			42,398
Capital expenditures	64,969	1,585			66,554
Goodwill	184,143	17,731			201,874
Total assets	1,596,131	145,770	(11,993)		1,729,908
Fiscal year ended July 28, 2012
Net sales	$5,175,445	$163,278	$(102,702)		$5,236,021
Operating income (loss)	190,787	(34,461)	(1,168)		155,158
Interest expense				$4,734	4,734
Interest income				(715)	(715)
Other, net				356	356
Income before income taxes					150,783
Depreciation and amortization	36,333	3,227			39,560
Capital expenditures	29,824	1,668			31,492
Goodwill	176,210	17,531			193,741
Total assets	1,357,988	144,637	(8,679)		1,493,946
Fiscal year ended July 30, 2011
Net sales	$4,472,694	$162,731	$(105,410)		$4,530,015
Operating income (loss)	161,952	(31,305)	(966)		129,681
Interest expense				$5,000	5,000
Interest income				(1,226)	(1,226)
Other, net				(528)	(528)
Income before income taxes					126,435
Depreciation and amortization	33,520	1,776			35,296
Capital expenditures	38,035	2,743			40,778
Goodwill	174,612	17,331			191,943
Total assets	1,258,783	150,151	(7,946)		1,400,988

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain key interim financial information for the years ended August 3, 2013 and July 28, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2013
Net sales	$1,410,037	$1,445,703	$1,566,217	$1,642,398	$6,064,355
Gross profit	235,953	241,673	262,997	284,453	1,025,076
Income before income taxes	30,980	37,574	52,278	53,284	174,116
Net income	21,536	22,620	31,621	32,077	107,854
Per common share income
Basic:	$0.44	$0.46	$0.64	$0.65	$2.19
Diluted:	$0.43	$0.46	$0.64	$0.65	$2.18
Weighted average basic
Shares outstanding	49,142	49,289	49,303	49,320	49,217
Weighted average diluted
Shares outstanding	49,585	49,582	49,567	49,646	49,509
Market Price
High	$61.26	$56.01	$56.45	$60.42	$61.26
Low	$52.72	$50.25	$47.20	$47.67	$47.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2012
Net sales	$1,217,428	$1,286,910	$1,388,023	$1,343,660	$5,236,021
Gross profit	217,113	223,147	244,531	231,212	916,003
Income before income taxes	25,011	36,323	47,908	41,541	150,783
Net income	15,157	22,011	29,032	25,142	91,342
Per common share income
Basic:	$0.31	$0.45	$0.59	$0.51	$1.87	*
Diluted:	$0.31	$0.45	$0.59	$0.51	$1.86
Weighted average basic
Shares outstanding	48,594	48,774	48,848	48,951	48,766
Weighted average diluted
Shares outstanding	48,889	49,019	49,207	49,368	49,100
Market Price
High	$42.53	$44.68	$50.37	$55.86	$55.86
Low	$35.07	$32.83	$43.81	$47.98	$32.83
* Total reflects rounding
17.    SUBSEQUENT EVENTS
Subsequent to the fiscal year ended August 3, 2013, the Company entered into a definitive agreement to acquire all of the equity interests of Trudeau Foods, LLC (“Trudeau Foods”) from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. Trudeau Foods is the largest Minnesota-based distributor of natural, organic and specialty food products and serves over 600 customer locations, including chain and independent grocers, wholesalers and meat markets in Minnesota, North Dakota, Wisconsin and Michigan’s Upper Peninsula. Trudeau Foods carries a full range of fine-quality and specialty gourmet meats, frozen foods, dairy, bakery, deli, seafood and dry grocery items under a wide breadth of national, regional and private label brands.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 3, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992 framework). Based on its assessment, our management concluded that, as of August 3, 2013, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of August 3, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended August 3, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 18, 2013 (the "2013 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.
We have adopted a code of conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer, and employees within our finance, operations, and sales departments. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island 02908, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2013 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained, in part, in the 2013 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.
The following table provides certain information with respect to equity awards under our equity compensation plans as of August 3, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,156,806	(1)	$37.25	(1)	1,552,006	(2)
Plans not approved by stockholders	129,627	(3)	—	(3)	—
Total	1,286,433		$37.25		1,552,006

(1)
Includes 620,816 restricted stock units under the 2004 Equity Incentive Plan (the "2004 Plan"), 61,753 performance-based restricted stock units outstanding under the 2004 Plan, 116,794 stock options under the 2004 Plan, 338,143 stock options under the 2002 Stock Incentive Plan (the "2002 Plan") and 19,300 stock options under the 1996 Stock Option Plan (the "1996 Plan"). Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
Of these shares, 302,006 shares were available for issuance under the 2004 Plan and 1,250,000 shares were available for issuance under the 2012 Plan. The 2004 Plan and 2012 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or a combination thereof. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(3)
Consists of 129,627 phantom stock units outstanding under the United Natural Foods Inc. Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a future date as outlined in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2013 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2013 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report on Form 10-K.
1.Financial Statements.    The Financial Statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules.    All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.
3.Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 1, 2013
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2013
Steven L. Spinner
/s/ MICHAEL S. FUNK	Chair of the Board	October 1, 2013
Michael S. Funk
/s/ MARK E. SHAMBER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 1, 2013
Mark E. Shamber
/s/ GORDON D. BARKER	Director	October 1, 2013
Gordon D. Barker
/s/ MARY ELIZABETH BURTON	Director	October 1, 2013
Mary Elizabeth Burton
/s/ DENISE M. CLARK	Director	October 1, 2013
Denise M. Clark
/s/ GAIL A. GRAHAM	Director	October 1, 2013
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	October 1, 2013
James P. Heffernan
/s/ PETER ROY	Director	October 1, 2013
Peter Roy
/s/ RICHARD J. SCHNIEDERS	Director	October 1, 2013
Richard J. Schnieders

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 11, 2010 (File No. 1-15723)). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing.)

2.2
Amendment No 1., dated June 4, 2010, to the Asset Purchase Agreement dated May 10, 2010, by and among UNFI Canada, Inc., a subsidiary of the Registrant, with SunOpta Inc. and its wholly owned subsidiary, Drive Organics Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 10, 2010 (File No. 1-15723)).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (File No. 1-15723)).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 (File No. 1-15723)).

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 28, 2006 (File No. 1-15723)).

3.4
Amended and Restated Bylaws of the Registrant, as amended on September 13, 2007 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 19, 2007 (File No. 1-15723)).

4.1
Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 1, 2009 (File No. 1-15723)).

10.1**
Amended and Restated Employee Stock Ownership Plan, effective March 1, 2004 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2004 (File No. 1-15723)).

10.2* **	Amendments No. 1 through 8 to Amended and Restated Employee Stock Ownership Plan.
10.3
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

10.5
Trust Agreement among Norman Cloutier, Steven Townsend, Daniel Atwood, Theodore Cloutier and Steven Townsend as Trustee, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).

10.6
Guaranty Agreement between the Registrant and Steven Townsend as Trustee for Norman Cloutier, Steven Townsend, Daniel Atwood and Theodore Cloutier, dated November 1, 1988 (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11349)).

10.7**	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.8**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.9**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.10**	2002 Stock Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 1-15723)).
10.11**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 21, 2010 (File No. 1-15723)).
10.12**	Form of Restricted Stock Agreement, pursuant to the 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462)).

Exhibit No.	Description
10.13**
Form of Restricted Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.14**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.15**
Form of Performance Share Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 18, 2011 (File No. 1-15723)).

10.16**
Form of Performance Share Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).

10.17**
Form of Performance Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).

10.18**
Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.19**
Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.20**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the 2002 Stock Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.21**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.22**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.23**
United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 18, 2012 (File No. 1-15723)) (the “2012 Equity Plan”).

10.24**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.25**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.26**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723)).

10.27**
Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723)).

10.28**
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723)).

10.29**
Form of Performance-Based Vesting Restricted Share Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723)).

10.30**	Fiscal 2013 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

Exhibit No.	Description
10.31* **	Fiscal 2014 Senior Management Cash Incentive Plan.
10.32**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).
10.33**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).
10.34**
Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008(File No. 1-15723)).

10.35**
Amendment to Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 to include application of Incentive Compensation Recoupment Policy of UNFI (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 (File No. 1-15723)).

10.36**
Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, effective as of September 16, 2008 (included within Exhibit 10.26, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-15723)).

10.37**	Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-15723)).
10.38*	Form of Modification of Indemnification Agreement.
10.39*	Revised Form Indemnification Agreement for Directors and Officers.
10.40**
Form of Change in Control Agreement between the Registrant and each of Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.41**
Form of Change in Control Agreement between the Registrant and each of Eric Dorne, Thomas Dziki, Sean Griffin, Thomas Grillea, David Matthews, Craig Smith, Christopher Testa and Donald McIntyre (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.42**
Severance Agreement between the Registrant and each of Eric Dorne, Michael Funk, Thomas Dziki, Sean Griffin, Thomas Grillea, David Matthews, Craig Smith, Christopher Testa, Donald McIntyre, Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008 (File No. 1-15723)).

10.43
Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (File No. 1-15723)).

10.44+
Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No. 1-15723)).

10.45+
Amendment to Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective June 2, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.46+
Amendment to Distribution Agreement between the Registrant and Whole Foods Distribution effective October 11, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 (File No. 1-15723)).

10.47
Second Amended and Restated Loan and Security Agreement dated May 24, 2012, by and among United Natural Foods, Inc., United Natural Foods West, Inc., United Natural Trading Co. and UNFI Canada,  Inc. as Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian Agent for the Lenders and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 31, 2012 (File No. 1-15723)).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101*
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.