Form 10-Q
period 2013-11-02
UNITED NATURAL FOODS INC
filed 2013-12-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

As of December 2, 2013 there were 49,610,295 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	November 2, 2013	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,357	$11,111
Accounts receivable, net of allowance of $9,784 and $9,271, respectively	398,210	339,590
Inventories	838,391	702,161
Prepaid expenses and other current assets	36,192	38,534
Deferred income taxes	23,822	23,822
Total current assets	1,305,972	1,115,218
Property & equipment, net	362,298	338,594
Goodwill	220,480	201,874
Intangible assets, net of accumulated amortization of $15,193 and $14,214, respectively	48,540	49,540
Other assets	24,625	24,682
Total assets	$1,961,915	$1,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,668	$283,851
Accrued expenses and other current liabilities	102,537	113,397
Current portion of long-term debt	1,226	1,019
Total current liabilities	498,431	398,267
Notes payable	228,099	130,594
Long-term debt, excluding current portion	33,414	33,091
Deferred income taxes	41,474	41,474
Other long-term liabilities	27,943	27,336
Total liabilities	829,361	630,762
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,609 issued and outstanding shares at November 2, 2013; 49,330 issued and outstanding shares at August 3, 2013	496	493
Additional paid-in capital	386,045	380,109
Unallocated shares of Employee Stock Ownership Plan	(43)	(39)
Accumulated other comprehensive loss	(1,383)	(1,092)
Retained earnings	747,439	719,675
Total stockholders’ equity	1,132,554	1,099,146
Total liabilities and stockholders’ equity	$1,961,915	$1,729,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended
	November 2, 2013	October 27, 2012
Net sales	$1,602,011	$1,410,037
Cost of sales	1,330,835	1,174,084
Gross profit	271,176	235,953
Operating expenses	223,150	197,758
Restructuring and asset impairment expenses	—	1,629
Total operating expenses	223,150	199,387
Operating income	48,026	36,566
Other expense (income):
Interest expense	1,854	978
Interest income	(120)	(173)
Other, net	19	4,781
Total other expense, net	1,753	5,586
Income before income taxes	46,273	30,980
Provision for income taxes	18,509	9,444
Net income	$27,764	$21,536
Basic per share data:
Net income	$0.56	$0.44
Weighted average basic shares of common stock outstanding	49,439	49,142
Diluted per share data:
Net income	$0.56	$0.43
Weighted average diluted shares of common stock outstanding	49,735	49,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended			Three months ended
	November 2, 2013			October 27, 2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$27,764			$21,536
Other comprehensive income (loss):
Foreign currency translation adjustments	$(291)	$—	$(291)	$465	$—	$465
Total other comprehensive income (loss):	$(291)	$—	$(291)	$465	$—	$465
Total comprehensive income			$27,473			$22,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at August 3, 2013	49,330	$493	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
Allocation of shares to ESOP				(4)			(4)
Stock option exercises and restricted stock vestings, net of tax	279	3	(1,874)				(1,871)
Share-based compensation			5,478				5,478
Tax benefit associated with stock plans			2,332				2,332
Foreign currency translation					(291)		(291)
Net income						27,764	27,764
Balances at November 2, 2013	49,609	$496	$386,045	$(43)	$(1,383)	$747,439	$1,132,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three months ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,764	$21,536
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,238	10,119
Share-based compensation	5,478	4,714
Gain on disposals of property and equipment	(67)	(19)
Excess tax benefits from share-based payment arrangements	(2,332)	(30)
Impairment of intangible asset	—	1,629
Unrealized loss on foreign exchange	209	122
Provision for doubtful accounts	933	691
Non-cash interest expense	616	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(55,678)	(30,216)
Inventories	(131,765)	(140,067)
Prepaid expenses and other assets	2,367	(1,463)
Accounts payable	100,198	76,165
Accrued expenses and other liabilities	(8,625)	1,360
Net cash used in operating activities	(49,664)	(55,459)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,247)	(4,573)
Purchases of acquired businesses, net of cash acquired	(22,973)	(9,235)
Proceeds from disposals of property and equipment	99	20
Net cash used in investing activities	(56,121)	(13,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(86)	(100)
Proceeds from borrowings under revolving credit line	192,715	217,477
Repayments of borrowings under revolving credit line	(95,210)	(183,441)
Increase in bank overdraft	6,347	30,352
Proceeds from exercise of stock options	1,551	1,165
Payment of employee restricted stock tax withholdings	(3,422)	(3,217)
Excess tax benefits from share-based payment arrangements	2,332	30
Capitalized debt issuance costs	—	(7)
Net cash provided by financing activities	104,227	62,259
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(196)	(195)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,754)	(7,183)

Cash and cash equivalents at beginning of period	11,111	16,122
Cash and cash equivalents at end of period	$9,357	$8,939
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,074	$932
Cash paid for federal and state income taxes, net of refunds	$5,989	$4,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2013 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.  During the three months ended October 27, 2012, other expense also includes a pre-tax charge of $4.9 million related to an agreement reached during the first quarter of fiscal 2013 to settle a multi-state unclaimed property audit. The condensed consolidated statement of cash flows for the three months ended October 27, 2012 has been adjusted to properly present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  These amounts were previously presented on a net basis. The revision was not material to the Company's condensed consolidated financial statements as a whole.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $90.5 million and $86.3 million for the three months ended November 2, 2013 and October 27, 2012, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for annual reporting periods that begin after December 15, 2012 and was adopted by the Company in the first quarter of the fiscal year ending August 2, 2014. The adoption of ASU 2013-02 did not have an impact on the presentation of the Company's condensed consolidated financial statements.

3.                                      ACQUISITIONS

On September 26, 2013, the Company acquired all of the equity interests of Trudeau Foods, LLC (“Trudeau Foods”) from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. Trudeau Foods is the largest Minnesota-based distributor of natural, organic and specialty food products and serves over 600 customer locations, including chain and independent grocers, wholesalers and meat markets in Minnesota, North Dakota, Wisconsin and Michigan’s Upper Peninsula. Trudeau Foods carries a full range of fine-quality and specialty gourmet meats, frozen foods, dairy, bakery, deli, seafood and dry grocery items under a wide breadth of national, regional and private label brands. The total cash consideration related to this acquisition was approximately $23.0 million. The fair market value of assets and liabilities acquired are preliminary and are included in the condensed consolidated balance sheet. Since the date of acquisition, net sales for the acquired business totaled approximately $7.6 million during the three months ended November 2, 2013 and are consolidated within the Company's wholesale segment.

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

The fair value of the identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5 - 10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. There were no material updates to the preliminary allocations. Net sales resulting from these three acquisitions totaled approximately $13.0 million and $11.2 million during the three months ended November 2, 2013 and October 27, 2012, respectively.

The three acquisitions during the first quarter of fiscal 2013 and the acquisition of Trudeau Foods during the first quarter of fiscal 2014 were financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs related to these purchases were insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Condensed Consolidated Statements of Income. Each of these businesses were absorbed by the operations of the Company’s broadline distribution business, therefore the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

Impairment of an intangible asset

During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the three months ended October 27, 2012 the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset. There were no impairments recorded during the three months ended November 2, 2013.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended
	November 2, 2013	October 27, 2012
Basic weighted average shares outstanding	49,439	49,142
Net effect of dilutive stock awards based upon the treasury stock method	296	443
Diluted weighted average shares outstanding	49,735	49,585

There were 96,113 and 9,327 anti-dilutive share-based payment awards outstanding for the three months ended November 2, 2013 and October 27, 2012, respectively. These anti-dilutive share-based payment awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2014, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through December 2014. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the three months ended October 27, 2012, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2013 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of November 2, 2013 or August 3, 2013.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The Company believes its credit risk is similar to the overall market and variable rates have not moved significantly since it initiated the underlying borrowings, therefore the fair value of notes payable approximate carrying amounts.

The following estimated fair value amounts for long-term debt have been determined by the Company using available market information and appropriate valuation methodologies including the discounted cash flow method, taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to market rates for similar financial instruments and are, therefore, deemed Level 2 inputs. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	November 2, 2013		August 3, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$34,640	$36,638	$34,110	$36,230

The following table provides the fair value hierarchy for non-financial assets and liabilities measured on a non-recurring basis as of October 27, 2012. There were no non-financial assets and liabilities measured on a non-recurring basis as of November 2, 2013 .

	Fair Value at October 27, 2012
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Fair value of intangible assets subject to write-down	$—	$—	$—	$1,629

In accordance with the provisions of ASC 360-10, Impairment and Disposal of Long-Lived Assets, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset during the three months ended October 27, 2012.

7.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit, trail mixes, granola, natural and organic snack items, confections and the Company’s Blue Marble Brands product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a national platform, these corporate expense amounts have increased. These unallocated corporate expenses are the primary driver behind the operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended November 2, 2013:
Net sales	$1,584,243	$48,970	$(31,202)		$1,602,011
Operating income (loss)	57,374	(7,961)	(1,387)		48,026
Interest expense				$1,854	1,854
Interest income				(120)	(120)
Other, net				19	19
Income before income taxes					46,273
Depreciation and amortization	10,571	667			11,238
Capital expenditures	33,112	135			33,247
Goodwill	202,749	17,731			220,480
Total assets	1,835,966	139,650	(13,701)		1,961,915

Three months ended October 27, 2012:
Net sales	$1,394,414	$45,322	$(29,699)		$1,410,037
Operating income (loss)	49,988	(11,598)	(1,824)		36,566
Interest expense				$978	978
Interest income				(173)	(173)
Other, net				4,781	4,781
Income before income taxes					30,980
Depreciation and amortization	9,545	574			10,119
Capital expenditures	3,807	766			4,573
Goodwill	185,905	17,531			203,436
Total assets	1,546,924	137,913	(13,113)		1,671,724

8.                                      LONG-TERM DEBT

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of the three months ended November 2, 2013 was $34.1 million. The Company recorded $0.6 million of non-cash interest expense during the three months ended November 2, 2013.

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
·                  union-organizing activities that could cause labor relations difficulties;
·                  the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors; and
·                  management’s allocation of capital and the timing of capital expenditures.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 and any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-eight distribution centers, representing approximately 6.6 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 31,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other, which includes foodservice and international customers.

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

·                  our retail division, consisting of Earth Origins Market, which operates our thirteen natural products retail stores within the United States; and

·                  our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform. We launched this platform at our Lancaster, Texas facility in September 2010 and we converted our Ridgefield, Washington facility in July 2012. We expect to complete the roll-out of all existing, broadline facilities by the end of fiscal 2017. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

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

Inflation continues to impact our financial results. For the three months ended November 2, 2013, inflation in food prices was approximately 2.0% when compared to price levels in the three months ended October 27, 2012. Based on the recent trend, we believe that levels are stabilizing near 2 to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 15 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 36% of our net sales for each of the three months ended November 2, 2013 and October 27, 2012.

We expanded our operations into Canada with the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. through our wholly-owned subsidiary, UNFI Canada, for cash consideration of $65.8 million in June 2010. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. We have utilized our UNFI Canada platform to further expand in the Canadian market, including through our purchase of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011 and our August 2012 acquisition of substantially all of the assets of a dairy distribution business in the central Canada market.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into most of our broadline distribution centers across the country. Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets since fiscal 2010 that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling. In the first quarter of fiscal 2012 we completed the divestiture of our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines in order to concentrate on our core business of the distribution of natural, organic and specialty foods and non-food products.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At November 2, 2013 our distribution capacity totaled approximately 6.6 million square feet. In May 2013 we began operations at our new Albert's distribution facility in Logan, New Jersey, and in June 2013 we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado and consolidated all existing Aurora operations, including an Albert's location and off-site storage, into one building. We have also commenced a multi-year expansion plan, which includes construction of a distribution center in Sturtevant, Wisconsin, from which we expect to begin operations in the spring of 2014, breaking ground on a new distribution center in Montgomery, New York, and another facility planned for Northern California.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, unrealized foreign exchange gains or losses and other miscellaneous income and expenses.

During the three months ended October 27, 2012, other expense includes a pre-tax charge of $4.9 million related to an agreement to settle a multi-state unclaimed property audit.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended August 3, 2013, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%
Cost of sales	83.1%	83.3%
Gross profit	16.9%	16.7%
Total operating expenses	13.9%	14.1%
Operating income	3.0%	2.6%
Other expense (income):
Interest expense	0.1%	0.1%
Interest income	—%	—%
Other, net	—%	0.3%
Total other expense, net	0.1%	0.4%
Income before income taxes	2.9%	2.2%
Provision for income taxes	1.2%	0.7%
Net income	1.7%	1.5%
___________________________________________________

Three Months Ended November 2, 2013 Compared To Three Months Ended October 27, 2012

Net Sales

Our net sales for the three months ended November 2, 2013 increased approximately 13.6%, or $192.0 million, to $1.6 billion from $1.4 billion for the three months ended October 27, 2012. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from our supernatural chain customer as well as increased sales within our conventional supermarket channel. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $7.6 million in incremental sales during the three months ended November 2, 2013 related to our acquisition of Trudeau Foods, LLC. Net sales for the quarter ended November 2, 2013 also benefited from food price inflation of approximately 2.0% compared to price levels in the first quarter of the prior fiscal year.

Our net sales by customer type for the three months ended November 2, 2013 and October 27, 2012 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	November 2, 2013	% of Net Sales	October 27, 2012	% of Net Sales
Independently owned natural products retailers	$526	33%	$484	34%
Supernatural chains	571	36%	507	36%
Conventional supermarkets	404	25%	345	25%
Other	101	6%	74	5%
Total	$1,602	100%	$1,410	100%

Net sales to our independent retailer channel increased by approximately $42 million, or 9%, during the three months ended November 2, 2013 compared to the three months ended October 27, 2012. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore, represent a lower percentage of our total net sales in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended November 2, 2013 increased by approximately $64 million, or 13%, as compared to the three months ended October 27, 2012, and accounted for approximately 36% of our total net sales in each of the three months ended November 2, 2013 and October 27, 2012. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended November 2, 2013 increased by approximately $59 million, or 17%, from the three months ended October 27, 2012, and represented approximately 25% of our total net sales in each of the three months ended November 2, 2013 and October 27, 2012. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $27 million, or 36%, during the three months ended November 2, 2013 compared to the three months ended October 27, 2012, and accounted for approximately 6% and 5% of total net sales for the three months ended November 2, 2013 and October 27, 2012, respectively.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2014 to grow over net sales for fiscal 2013. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected net sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 14.9%, or $35.2 million, to $271.2 million for the three months ended November 2, 2013, from $236.0 million for the three months ended October 27, 2012. Our gross profit as a percentage of net sales was 16.9% for the three months ended November 2, 2013 and 16.7% for the three months ended October 27, 2012. The increase in gross profit as a percentage of net sales between the first quarter of fiscal 2014 and the comparable period in fiscal 2013 is primarily due to inventory demand planning initiatives coupled with a reduction in freight expenses as a percentage of sales year over year.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended November 2, 2013, approximately 64%, or $123 million, of our $192 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels. As a result, approximately 61% of our total net sales in the three months ended November 2, 2013 and October 27, 2012 were to the supernatural and conventional supermarket channels.

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

Operating Expenses

Our total operating expenses increased approximately 11.9%, or $23.8 million, to $223.2 million for the three months ended November 2, 2013, from $199.4 million for the three months ended October 27, 2012. The increase in total operating expenses for the three months ended November 2, 2013 was primarily due to higher sales volume. During the three months ended October 27, 2012, we recorded an intangible asset impairment of $1.6 million related to the termination of a long-term licensing agreement. We also recorded $1.0 million in labor action related costs at our Auburn, Washington facility in the first quarter of fiscal 2013. The labor action was resolved in February 2013.

Total operating expenses for the three months ended November 2, 2013 included share-based compensation expense of $5.5 million, compared to $4.7 million in the three months ended October 27, 2012. Share-based compensation expense was higher during the three months ended November 2, 2013 primarily due to increases in the grant date fair value of awards in recent years as our stock price has appreciated, as well as the expense from our granting two-year performance-based vesting equity awards to our senior executives as part of a new component to their compensation arrangements that began in fiscal 2012.

As a percentage of net sales, total operating expenses decreased to approximately 13.9% for the three months ended November 2, 2013, from approximately 14.1% for the three months ended October 27, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales as well as the other expenses in the first quarter of fiscal 2013 noted above. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade. We first launched this system upgrade at our Lancaster, Texas facility in September 2010, and we converted our Ridgefield, Washington facility in July 2012. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Operating income increased approximately 31.3%, or $11.5 million, to $48.0 million for the three months ended November 2, 2013, from $36.6 million for the three months ended October 27, 2012. As a percentage of net sales, operating income was 3.0% for the three months ended November 2, 2013 compared to 2.6% for the three months ended October 27, 2012. The increase in operating income and operating income as a percentage of sales is primarily attributable to the net sales growth and operating expense controls discussed above.

Other Expense (Income)

Other expense (income) decreased $3.8 million to $1.8 million for the three months ended November 2, 2013, from $5.6 million for the three months ended October 27, 2012. Interest expense for the three months ended November 2, 2013 was $1.9 million compared to $1.0 million for the three months ended October 27, 2012. The increase in interest expense is primarily due to $0.6 million of non-cash interest expense related to the Aurora, Colorado facility which is accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income was $0.1 million for the three months ended November 2, 2013 compared to $0.2 million for the three months ended October 27, 2012. Other expense for the three months ended October 27, 2012 included $4.9 million recorded in connection with an agreement in principle to settle a multi-state unclaimed property audit.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 30.5% for the three months ended November 2, 2013 and October 27, 2012, respectively. The increase in the effective income tax rate for the first quarter of fiscal 2014 is primarily due to a favorable discrete item of approximately $2.7 million that was recorded in the first quarter of fiscal 2013, related to the net reversal of certain reserves for uncertain tax positions. Absent these discrete tax items, the estimated annual effective tax rate for the first quarter of fiscal 2013 would have been 39.8%.

Net Income

Reflecting the factors described in more detail above, net income increased $6.2 million to $27.8 million, or $0.56 per diluted share, for the three months ended November 2, 2013, compared to $21.5 million, or $0.43 per diluted share, for the three months ended October 27, 2012.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  We expect to generate between $50 million to $100 million in cash flow from operations in each of fiscal 2014 and fiscal 2015. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2.2 to 2.4% of net sales for fiscal 2014, reflecting an increase over levels experienced in fiscal 2013 as we construct new distribution centers in New York and Wisconsin. Upon completion of construction, we expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility, or we may elect to engage in a sale leaseback of these two facilities. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million amended and restated revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company’s U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This amended and restated revolving credit facility also provides a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the U.S. portion of the amended and restated revolving credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%), or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the amended and restated revolving credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of November 2, 2013, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $486.2 million. As of November 2, 2013, we had $228.1 million of borrowings outstanding under our amended and restated revolving credit facility and $36.7 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. The increase in borrowings when compared to the end of the fourth quarter of fiscal 2013 reflects increased buying ahead of the holiday season, the capital expenditures associated with the two new distribution centers currently under construction and borrowings used to finance our acquisition of Trudeau Foods. Our resulting remaining availability was $221.4 million as of November 2, 2013. The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended November 2, 2013.

Net cash used in operations was $49.7 million for the three months ended November 2, 2013, a decrease of $5.8 million from the $55.5 million used in operations for the three months ended October 27, 2012. The primary reasons for the net cash used in operations for the three months ended November 2, 2013 were an increase in inventories of $131.8 million and an increase in accounts receivable of $55.7 million due to sales growth during the year, partially offset by an increase in accounts payable of $100.2 million and net income of $27.8 million. The primary reasons for the net cash used in operations for the three months ended October 27, 2012 were an increase in inventories of $140.1 million and an increase in accounts receivable of $30.2 million due to our sales growth during the year, partially offset by an increase in accounts payable of $76.2 million and net income of $21.5 million. Days in inventory increased slightly to 53 days at November 2, 2013, compared to 52 days at August 3, 2013, reflecting increased buying ahead of the holiday season. Days sales outstanding remained consistent at 21 days at November 2, 2013 compared to August 3, 2013. Working capital increased by $90.6 million, or 12.6%, to $807.5 million at November 2, 2013, compared to working capital of $717.0 million at August 3, 2013.

Net cash used in investing activities increased $42.3 million to $56.1 million for the three months ended November 2, 2013, compared to $13.8 million for the three months ended October 27, 2012. The increase from the three months ended October 27, 2012 was primarily due to an increase in capital spending associated with the construction of new distribution centers in Montgomery, New York and Sturtevant, Wisconsin, coupled with our acquisition of Trudeau Foods during the first quarter of fiscal 2014.

Net cash provided by financing activities was $104.2 million for the three months ended November 2, 2013. As noted above, we present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line of $192.7 million, partially offset by repayments of our revolving credit line of $95.2 million, as well as increases in bank overdrafts of $6.3 million. Net cash provided by financing activities was $62.3 million for the three months ended October 27, 2012, primarily due to gross borrowings under our revolving credit line of $217.5 million, partially offset by repayments of our revolving credit line of $183.4 million, as well as increases in bank overdrafts of $30.4 million.

From time-to-time we enter into fixed price fuel supply agreements. As of November 2, 2013, we had entered into agreements which require us to purchase a total of approximately 8.5 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. As of October 27, 2012, we had entered into agreements which required us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended November 2, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended August 3, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. From time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 3, 2013.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 3, 2013.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  December 11, 2013