Form 10-Q
period 2014-02-01
UNITED NATURAL FOODS INC
filed 2014-03-12
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2014

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

As of February 24, 2014 there were 49,625,328 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,575	$11,111
Accounts receivable, net of allowance of $8,506 and $9,271, respectively	406,943	339,590
Inventories	764,694	702,161
Prepaid expenses and other current assets	56,851	38,534
Deferred income taxes	23,822	23,822
Total current assets	1,266,885	1,115,218
Property & equipment, net	394,147	338,594
Goodwill	209,216	201,874
Intangible assets, net of accumulated amortization of $15,869 and $14,214, respectively	56,372	49,540
Other assets	24,361	24,682
Total assets	$1,950,981	$1,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,867	$283,851
Accrued expenses and other current liabilities	113,058	113,397
Current portion of long-term debt	1,202	1,019
Total current liabilities	449,127	398,267
Notes payable	240,180	130,594
Long-term debt, excluding current portion	33,128	33,091
Deferred income taxes	41,474	41,474
Other long-term liabilities	27,878	27,336
Total liabilities	791,787	630,762
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,623 issued and outstanding shares at February 1, 2014; 49,330 issued and outstanding shares at August 3, 2013	496	493
Additional paid-in capital	390,056	380,109
Unallocated shares of Employee Stock Ownership Plan	(39)	(39)
Accumulated other comprehensive loss	(6,709)	(1,092)
Retained earnings	775,390	719,675
Total stockholders’ equity	1,159,194	1,099,146
Total liabilities and stockholders’ equity	$1,950,981	$1,729,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Six months ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
Net sales	$1,646,041	$1,445,703	$3,248,052	$2,855,740
Cost of sales	1,377,874	1,204,030	2,708,709	2,378,114
Gross profit	268,167	241,673	539,343	477,626
Operating expenses	219,322	202,693	442,472	400,451
Restructuring and asset impairment expenses	—	—	—	1,629
Total operating expenses	219,322	202,693	442,472	402,080
Operating income	48,845	38,980	96,871	75,546
Other expense (income):
Interest expense	1,782	1,373	3,636	2,351
Interest income	(125)	(168)	(245)	(341)
Other, net	602	201	621	4,982
Total other expense, net	2,259	1,406	4,012	6,992
Income before income taxes	46,586	37,574	92,859	68,554
Provision for income taxes	18,635	14,954	37,144	24,398
Net income	$27,951	$22,620	$55,715	$44,156
Basic per share data:
Net income	$0.56	$0.46	$1.13	$0.90
Weighted average basic shares of common stock outstanding	49,615	49,289	49,490	49,174
Diluted per share data:
Net income	$0.56	$0.46	$1.12	$0.89
Weighted average diluted shares of common stock outstanding	49,873	49,528	49,766	49,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended			Three months ended
	February 1, 2014			January 26, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$27,951			$22,620
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,326)	$—	$(5,326)	$(739)	$—	$(739)
Total other comprehensive income (loss):	$(5,326)	$—	$(5,326)	$(739)	$—	$(739)
Total comprehensive income			$22,625			$21,881

	Six months ended			Six months ended
	February 1, 2014			January 26, 2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	Amount	(expense) benefit	Amount	Amount	(expense) benefit	Amount
Net income			$55,715			$44,156
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,617)	$—	$(5,617)	$(274)	$—	$(274)
Total other comprehensive income (loss)	$(5,617)	$—	$(5,617)	$(274)	$—	$(274)
Total comprehensive income			$50,098			$43,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at August 3, 2013	49,330	$493	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
Stock option exercises and restricted stock vestings, net of tax	293	3	(1,881)				(1,878)
Share-based compensation			9,507				9,507
Tax benefit associated with stock plans			2,321				2,321
Foreign currency translation					(5,617)		(5,617)
Net income						55,715	55,715
Balances at February 1, 2014	49,623	$496	$390,056	$(39)	$(6,709)	$775,390	$1,159,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six months ended
	February 1, 2014	January 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,715	$44,156
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,998	20,944
Share-based compensation	9,507	7,889
Loss (gain) on disposals of property and equipment	46	(20)
Excess tax benefits from share-based payment arrangements	(2,321)	(30)
Impairment of intangible asset	—	1,629
Provision for doubtful accounts	1,601	1,497
Non-cash interest expense	1,050	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(66,988)	(51,057)
Inventories	(60,139)	(94,621)
Prepaid expenses and other assets	(15,953)	(11,762)
Accounts payable	19,022	32,140
Accrued expenses and other liabilities	(363)	651
Net cash used in operating activities	(35,825)	(48,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,320)	(20,026)
Purchases of acquired businesses, net of cash acquired	(23,005)	(9,266)
Proceeds from disposals of property and equipment	102	2,342
Net cash used in investing activities	(99,223)	(26,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(396)	(400)
Proceeds from borrowings under revolving credit line	347,474	361,906
Repayments of borrowings under revolving credit line	(237,284)	(302,808)
Increase in bank overdraft	28,378	10,504
Proceeds from exercise of stock options	1,692	1,455
Payment of employee restricted stock tax withholdings	(3,570)	(3,335)
Excess tax benefits from share-based payment arrangements	2,321	30
Capitalized debt issuance costs	—	(12)
Net cash provided by financing activities	138,615	67,340
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(103)	157
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,464	(8,037)

Cash and cash equivalents at beginning of period	11,111	16,122
Cash and cash equivalents at end of period	$14,575	$8,085
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,925	$2,195
Cash paid for federal and state income taxes, net of refunds	$42,072	$32,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 1, 2014 (unaudited)

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

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses.  The condensed consolidated statement of cash flows for the six months ended January 26, 2013 has been adjusted to properly reflect the change in the presentation of operating activities. The revision was not material to the Company's condensed consolidated financial statements as a whole. During the six months ended January 26, 2013, other expense also includes a pre-tax charge of $4.9 million related to an agreement reached during the first quarter of fiscal 2013 to settle a multi-state unclaimed property audit.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $98.8 million and $88.5 million for the three months ended February 1, 2014 and January 26, 2013, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $195.1 million and $174.8 million for the six months ended February 1, 2014 and January 26, 2013, respectively.

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

3.                                      ACQUISITIONS

On September 26, 2013, the Company acquired all of the equity interests of Trudeau Foods, LLC (“Trudeau Foods”) from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. Trudeau Foods is the largest Minnesota-based distributor of natural, organic and specialty food products and serves over 600 customer locations, including chain and independent grocers, wholesalers and meat markets in Minnesota, North Dakota, Wisconsin and Michigan’s Upper Peninsula. Trudeau Foods carries a full range of fine-quality and specialty gourmet meats, frozen foods, dairy, bakery, deli, seafood and dry grocery items under a wide breadth of national, regional and private label brands. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible asset acquired was determined by using an income approach. The identifiable intangible asset recorded based on the provisional valuations include customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful live of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The results of Trudeau's operations have been included in the condensed consolidated financial statements since that date. Since the date of acquisition, net sales for the acquired business totaled approximately $18.7 million and $26.3 million during the three and six months ended February 1, 2014, respectively, and are consolidated within the Company's wholesale segment.

During the first quarter of fiscal 2013, the Company, within its wholesale segment, completed three business combinations related to the acquisition of certain assets of three distribution companies. The total cash consideration related to these acquisitions was approximately $9.2 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration payments of up to $3.7 million through February 2017. Furthermore, in connection with one of the acquisitions, the Company granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of our acquisition of the business. As of the six months ended February 1, 2014, the defined targeted amount has not been met.

The fair value of the identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately five to ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. There were no material updates to the preliminary allocations. Net sales resulting from these three acquisitions totaled approximately $13.7 million and $14.3 million during the three months ended February 1, 2014 and January 26, 2013, respectively, and $26.7 million and $25.5 million during the six months ended February 1, 2014 and January 26, 2013, respectively.

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

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

Impairment of an intangible asset

During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the first quarter of fiscal 2013, the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset. There were no impairments recorded during the six months ended February 1, 2014.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Six months ended
	February 1, 2014	January 26, 2013	February 1, 2014	January 26, 2013
Basic weighted average shares outstanding	49,615	49,289	49,490	49,174
Net effect of dilutive stock awards based upon the treasury stock method	258	239	276	301
Diluted weighted average shares outstanding	49,873	49,528	49,766	49,475

There were no anti-dilutive share-based awards outstanding for the three months ended February 1, 2014 compared to 307,980 for the three months ended January 26, 2013. For the six months ended February 1, 2014 and January 26, 2013, there were 4,703 and 118,841 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2014, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through December 2014. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the six months ended January 26, 2013, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2013 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of February 1, 2014 or August 3, 2013.

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

	February 1, 2014		August 3, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$34,330	$36,469	$34,110	$36,230

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended February 1, 2014:
Net sales	$1,625,934	$44,760	$(24,653)	$—	$1,646,041
Operating income (loss)	54,288	(6,584)	1,141	—	48,845
Interest expense	—	—	—	1,782	1,782
Interest income	—	—	—	(125)	(125)
Other, net	602	—	—	—	602
Income before income taxes					46,586
Depreciation and amortization	11,335	425	—	—	11,760
Capital expenditures	42,891	182	—	—	43,073
Goodwill	191,485	17,731	—	—	209,216
Total assets	1,800,189	161,516	(10,724)	—	1,950,981

Three months ended January 26, 2013:
Net sales	$1,431,047	$37,441	$(22,785)	$—	$1,445,703
Operating income (loss)	47,078	(8,899)	801	—	38,980
Interest expense	—	—	—	1,373	1,373
Interest income	—	—	—	(168)	(168)
Other, net	—	—	—	201	201
Income before income taxes					37,574
Depreciation and amortization	10,398	427	—	—	10,825
Capital expenditures	15,305	148	—	—	15,453
Goodwill	186,374	17,532	—	—	203,906
Total assets	1,548,772	140,595	(9,261)	—	1,680,106

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended February 1, 2014:
Net sales	$3,210,177	$93,730	$(55,855)	$—	$3,248,052
Operating income (loss)	111,662	(14,545)	(246)	—	96,871
Interest expense	—	—	—	3,636	3,636
Interest income	—	—	—	(245)	(245)
Other, net	621	—	—	—	621
Income before income taxes					92,859
Depreciation and amortization	21,906	1,092	—	—	22,998
Capital expenditures	76,003	317	—	—	76,320
Goodwill	191,485	17,731	—	—	209,216
Total assets	1,800,189	161,516	(10,724)	—	1,950,981

Six months ended January 26, 2013:
Net sales	$2,825,461	$82,763	$(52,484)	$—	$2,855,740
Operating income (loss)	97,065	(20,496)	(1,023)	—	75,546
Interest expense	—	—	—	2,351	2,351
Interest income	—	—	—	(341)	(341)
Other, net	—	—	—	4,982	4,982
Income before income taxes					68,554
Depreciation and amortization	19,943	1,001	—	—	20,944
Capital expenditures	19,112	914	—	—	20,026
Goodwill	186,374	17,532	—	—	203,906
Total assets	1,548,772	140,595	(9,261)	—	1,680,106

8.                                      LONG-TERM DEBT

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of the six months ended February 1, 2014 was $33.9 million. The Company recorded $0.6 million and $1.2 million of interest expense during the three and six months ended February 1, 2014, respectively.

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

Our operations are comprised of three principal operating divisions. These operating divisions are:

·                  our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Albert’s Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

Inflation continues to impact our financial results. For the three months ended February 1, 2014, inflation in food prices was approximately 1.9% when compared to price levels in the three months ended January 26, 2013. Based on the recent trend, we believe that levels are stabilizing near 2 to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 15 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 37% of our net sales for each of the three months ended February 1, 2014 and January 26, 2013. Whole Foods Market accounted for approximately 36% and 37% of our net sales for the six months ended February 1, 2014 and January 26, 2013, respectively.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At February 1, 2014 our distribution capacity totaled approximately 6.6 million square feet. In May 2013 we began operations at our new Albert's distribution facility in Logan, New Jersey, and in June 2013 we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado consolidating all existing Aurora operations, including an Albert's location and off-site storage, into one building. We have also commenced a multi-year expansion plan, which includes construction of a distribution center in Sturtevant, Wisconsin, from which we expect to begin operations in the spring of 2014, construction of a new distribution center in Montgomery, New York, from which we expect to begin operations in the summer of 2014, and two additional facilities planned for Gilroy, California and Prescott, Wisconsin.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses. During the six months ended January 26, 2013, other expense includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended			Six months ended
	February 1, 2014		January 26, 2013	February 1, 2014		January 26, 2013
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	83.7%		83.3%	83.4%		83.3%
Gross profit	16.3%		16.7%	16.6%		16.7%
Total operating expenses	13.3%		14.0%	13.6%		14.1%
Operating income	3.0%		2.7%	3.0%		2.6%
Other expense (income):
Interest expense	0.1%		0.1%	0.1%		0.1%
Interest income	—%		—%	—%		—%
Other, net	—%		—%	—%		0.2%
Total other expense, net	0.1%		0.1%	0.1%		0.2%	*
Income before income taxes	2.8%	*	2.6%	2.9%		2.4%
Provision for income taxes	1.1%		1.0%	1.1%		0.9%
Net income	1.7%		1.6%	1.7%	*	1.5%
___________________________________________________
* Total reflects rounding

Three Months Ended February 1, 2014 Compared To Three Months Ended January 26, 2013

Net Sales

Our net sales for the three months ended February 1, 2014 increased approximately 13.9%, or $200.3 million, to $1.6 billion from $1.4 billion for the three months ended January 26, 2013. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $18.7 million in incremental net sales during the three months ended February 1, 2014 related to our acquisition of Trudeau Foods, primarily in the conventional supermarket channel. Net sales for the quarter ended February 1, 2014 also benefited from food price inflation of approximately 1.9% compared to price levels in the second quarter of the prior fiscal year.

Our net sales by customer type for the three months ended February 1, 2014 and January 26, 2013 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	February 1, 2014	% of Net Sales	January 26, 2013	% of Net Sales
Independently owned natural products retailers	$527	32%	$473	33%
Supernatural chains	606	37%	538	37%
Conventional supermarkets	424	26%	368	25%
Other	89	5%	67	5%
Total	$1,646	100%	$1,446	100%

Net sales to our independent retailer channel increased by approximately $54 million, or 11%, during the three months ended February 1, 2014 compared to the three months ended January 26, 2013. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore, represent a lower percentage of our total net sales in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended February 1, 2014 increased by approximately $68 million, or 13%, as compared to the three months ended January 26, 2013, and accounted for approximately 37% of our total net sales in each of the three months ended February 1, 2014 and January 26, 2013. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended February 1, 2014 increased by approximately $56 million, or 15%, from the three months ended January 26, 2013, and represented approximately 26% and 25% of our total net sales in the three months ended February 1, 2014 and January 26, 2013, respectively. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as our acquisition of Trudeau Foods.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $22 million, or 33%, during the three months ended February 1, 2014 compared to the three months ended January 26, 2013, and accounted for approximately 5% of our total net sales in each of the three months ended February 1, 2014 and January 26, 2013. This growth is attributable to expanded sales with our existing foodservice partners and strong sales from our manufacturing division.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2014 to grow over net sales for the comparable periods of fiscal 2013. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected net sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 11.0%, or $26.5 million, to $268.2 million for the three months ended February 1, 2014, from $241.7 million for the three months ended January 26, 2013. Our gross profit as a percentage of net sales was 16.3% for the three months ended February 1, 2014 compared to 16.7% for the three months ended January 26, 2013. The decline in gross profit as a percentage of net sales between the second quarter of fiscal 2014 and the comparable period in fiscal 2013 is primarily due to reduced promotional activity, the continued shift in sales growth towards supernatural, national supermarket and multi-unit independent customers, increased inbound freight costs and product spoilage due to inclement weather experienced during the quarter, and foreign exchange challenges for our Canadian business.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended February 1, 2014, approximately 62%, or $124 million, of our $200 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels.

As a result, approximately 63% of our total net sales in the three months ended February 1, 2014 were to the supernatural and conventional supermarket channels compared to approximately 62% in the three months ended January 26, 2013.

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

Operating Expenses

Our total operating expenses increased approximately 8.2%, or $16.6 million, to $219.3 million for the three months ended February 1, 2014, from $202.7 million for the three months ended January 26, 2013. The increase in total operating expenses for the three months ended February 1, 2014 was primarily due to higher sales volume. During the three months ended January 26, 2013 we recorded $3.6 million in labor action related costs at our Auburn, Washington facility. The labor action was resolved in February 2013.

Total operating expenses for the three months ended February 1, 2014 included share-based compensation expense of $4.0 million, compared to $3.2 million in the three months ended January 26, 2013. Share-based compensation expense was higher during the three months ended February 1, 2014 primarily due to increases in the grant date fair value of awards in recent years as our stock price has appreciated as well as an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

As a percentage of net sales, total operating expenses decreased to approximately 13.3% for the three months ended February 1, 2014, from approximately 14.0% for the three months ended January 26, 2013. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales as well as the lapping of the labor action costs in the second quarter of fiscal 2013 noted above. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade. We first launched this system upgrade at our Lancaster, Texas facility in September 2010, and we converted our Ridgefield, Washington facility in July 2012. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Operating income increased approximately 25.3%, or $9.9 million, to $48.8 million for the three months ended February 1, 2014, from $39.0 million for the three months ended January 26, 2013. As a percentage of net sales, operating income was 3.0% for the three months ended February 1, 2014 compared to 2.7% for the three months ended January 26, 2013. The increase in operating income and operating income as a percentage of net sales is primarily attributable to the net sales growth and operating expense controls discussed above.

Other Expense (Income)

Other expense (income) increased $0.9 million to $2.3 million for the three months ended February 1, 2014, from $1.4 million for the three months ended January 26, 2013. Interest expense for the three months ended February 1, 2014 was $1.8 million compared to $1.4 million for the three months ended January 26, 2013. The increase in interest expense is primarily due to $0.6 million of interest expense related to the Aurora, Colorado facility which is accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income was $0.1 million for the three months ended February 1, 2014 compared to $0.2 million for the three months ended January 26, 2013. Other, net for the three months ended February 1, 2014 included foreign exchange losses of $0.3 million due to the declining value of the Canadian dollar on our Canadian business.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 39.8% for the three months ended February 1, 2014 and January 26, 2013, respectively. The increase in the effective income tax rate for the second quarter of fiscal 2014 is primarily due to an investment tax credit that was claimed by the Company in fiscal 2013. The Company did not have qualifying expenses for this credit during the six months ended February 1, 2014.

Net Income

Reflecting the factors described in more detail above, net income increased $5.3 million to $28.0 million, or $0.56 per diluted share, for the three months ended February 1, 2014, compared to $22.6 million, or $0.46 per diluted share, for the three months ended January 26, 2013.

Six Months Ended February 1, 2014 Compared To Six Months Ended January 26, 2013

Net Sales

Our net sales increased approximately 13.7%, or $392.3 million, to $3.2 billion for the six months ended February 1, 2014, from $2.9 billion for the six months ended January 26, 2013. This increase was primarily due to the same factors that contributed to our net sales growth for the quarter ended February 1, 2014, including growth in our wholesale segment of $384.7 million. Our net sales growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. In addition, we benefited from the inclusion of $26.3 million in net sales for the six months ended February 1, 2014 resulting from our acquisition of Trudeau Foods in the first quarter of fiscal 2014. Net sales also benefited from food price inflation of approximately 2.0% that we experienced in the six months ended February 1, 2014 compared to price levels in the prior year comparable period.
Our net sales by customer type for the six months ended February 1, 2014 and January 26, 2013 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	February 1, 2014	% of Net Sales	January 26, 2013	% of Net Sales
Independently owned natural products retailers	$1,055	32%	$957	34%
Supernatural chains	1,177	36%	1,045	37%
Conventional supermarkets	835	26%	713	25%
Other	181	6%	141	4%	*
Total	$3,248	100%	$2,856	100%
*Total reflects rounding

Net sales to our independent retailer channel increased by approximately $98 million, or 10% during the six months ended February 1, 2014 compared to the six months ended January 26, 2013. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Net sales to the supernatural chain channel for the six months ended February 1, 2014 increased by approximately $132 million, or 13%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the six months ended February 1, 2014 compared to 37% for the six months ended January 26, 2013. The increase in net sales to Whole Foods Market is due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the six months ended February 1, 2014 increased by approximately $122 million, or 17%, from the six months ended January 26, 2013, and represented approximately 26% of total net sales in the six months ended February 1, 2014 compared to 25% in the six months ended January 26, 2013. The increase in net sales to conventional supermarkets is primarily due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers coupled with the inclusion of Trudeau Foods net sales as a result of our acquisition in the first quarter of fiscal 2014.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $40 million, or 28% during the six months ended February 1, 2014 and accounted for approximately 6% of total net sales for the six months ended February 1, 2014 compared to 4% for the six months ended January 26, 2013. This growth is attributable to expanded sales with our existing foodservice partners, and strong sales from our Earth Origins Market retail division.

Cost of Sales and Gross Profit

Our gross profit increased approximately 12.9%, or $61.7 million, to $539.3 million for the six months ended February 1, 2014, from $477.6 million for the six months ended January 26, 2013. Our gross profit as a percentage of net sales was 16.6% for the six months ended February 1, 2014, compared to 16.7% for the six months ended January 26, 2013. The decline in gross profit as a percentage of net sales during the first half of fiscal 2014 is due to the continued change in the mix of net sales by channel, a reduced number of promotional opportunities and an increase in weather related inbound freight costs and product spoilage incurred during the second fiscal quarter which were partially offset by the improved execution in the first quarter of our inbound logistics and procurement teams.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the six months ended February 1, 2014 approximately $254 million of our $392 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. Approximately 62% of our total net sales in the six months ended February 1, 2014 and January 26, 2013 were to the conventional supermarket and supernatural channels.

Operating Expenses

Our total operating expenses increased approximately 10.0%, or $40.4 million, to $442.5 million for the six months ended February 1, 2014, from $402.1 million for the six months ended January 26, 2013. The increase in total operating expenses for the six months ended February 1, 2014 was primarily due to higher sales volume. As a percentage of net sales, total operating expenses decreased to approximately 13.6% for the six months ended February 1, 2014, from approximately 14.1% for the six months ended January 26, 2013. Total operating expenses for the six months ended January 26, 2013 were negatively impacted by an impairment charge of $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset and approximately $4.6 million in labor action related costs at our Auburn, Washington facility.

Total operating expenses for the six months ended February 1, 2014 include share-based compensation expense of $9.5 million, compared to $7.9 million in the six months ended January 26, 2013. Share-based compensation expense was higher during the six months ended February 1, 2014 primarily due to increases in the grant date fair value of awards as our stock price has appreciated over the prior year coupled with an increase in performance-based compensation expense related to our long-term incentive plan as results have been in line with targeted performance measures.

Operating Income

Operating income increased approximately 28.2%, or $21.3 million, to $96.9 million for the six months ended February 1, 2014, from $75.5 million for the six months ended January 26, 2013. As a percentage of net sales, operating income was 3.0% for the six months ended February 1, 2014 as compared to 2.6% for the six months ended January 26, 2013.

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

Other Expense (Income)

Other expense was $4.0 million and $7.0 million for the six months ended February 1, 2014 and January 26, 2013, respectively. Interest expense was $3.6 million and $2.4 million for the six months ended February 1, 2014 and January 26, 2013, respectively. The increase in interest expense is primarily due to $1.2 million of interest expense related to the Aurora, Colorado facility which is accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income was $0.2 million in the six months ended February 1, 2014 compared to $0.3 million in the six months ended January 26, 2013. Other expense in the six months ended January 26, 2013 includes $4.9 million recorded in connection with an agreement to settle a multi-state unclaimed property audit. Other, net for the six months ended February 1, 2014 included foreign exchange losses of approximately $0.7 million due to the declining value of the Canadian dollar on our Canadian business.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 35.6% for the six months ended February 1, 2014 and January 26, 2013, respectively. The increase in the effective income tax rate for the six months ended February 1, 2014 was primarily driven by a favorable discrete item of approximately $2.7 million recorded during the first quarter of fiscal 2013 related to the net reversal of uncertain tax positions. Fiscal 2013 also included a benefit for a solar tax credit for which the Company did not have qualifying expenses to claim in fiscal 2014. Absent these discrete tax items, the annual effective tax rate as of the six months ended January 26, 2013 would have been 39.8%.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $11.6 million to $55.7 million, or $1.12 per diluted share, for the six months ended February 1, 2014, compared to $44.2 million, or $0.89 per diluted share, for the six months ended January 26, 2013.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  We expect to generate between $50 million to $100 million in cash flow from operations in each of fiscal 2014 and fiscal 2015. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2.2 to 2.4% of net sales for fiscal 2014, reflecting an increase over levels experienced in fiscal 2013 as we construct new distribution centers in New York and Wisconsin. Upon completion of construction, we expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility, or we may elect to mortgage these properties or engage in a sale leaseback of these two facilities. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2012, we amended and restated our revolving credit facility, pursuant to which we now have a $500 million amended and restated revolving credit facility which matures on May 24, 2017, of which up to $450.0 million is available to the Company’s U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. This amended and restated revolving credit facility also provides a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million. The borrowings of the U.S. portion of the amended and restated revolving credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%), or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the amended and restated revolving credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions. Our borrowing base is determined as the lesser of (1) $500 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of February 1, 2014, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $482.8 million. As of February 1, 2014, we had $240.2 million of borrowings outstanding under our amended and restated revolving credit facility and $36.6 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. The increase in borrowings when compared to the end of the fourth quarter of fiscal 2013 reflects increased buying ahead of the holiday season, the capital expenditures associated with the two new distribution centers currently under construction and borrowings used to finance our acquisition of Trudeau Foods. Our resulting remaining availability was $206.0 million as of February 1, 2014. The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended February 1, 2014.

Net cash used in operations was $35.8 million for the six months ended February 1, 2014, a decrease of $12.8 million from the $48.6 million used in operations for the six months ended January 26, 2013. The primary reasons for the net cash used in operations for the six months ended February 1, 2014 were an increase in inventories of $60.1 million and an increase in accounts receivable of $67.0 million due to sales growth during the year, partially offset by an increase in accounts payable of $19.0 million and net income of $55.7 million. The primary reasons for the net cash used in operations for the six months ended January 26, 2013 were an increase in inventories of $94.6 million and an increase in accounts receivable of $51.1 million due to our sales growth during the year, partially offset by an increase in accounts payable of $32.1 million and net income of $44.2 million. Days in inventory increased slightly to 53 days at February 1, 2014, compared to 52 days at August 3, 2013, reflecting increased buying for the holiday season and due to efforts to stabilize service levels. Days sales outstanding increased slightly to 23 days at February 1, 2014 compared to 21 days at August 3, 2013. Working capital increased by $100.8 million, or 14.1%, to $817.8 million at February 1, 2014, compared to working capital of $717.0 million at August 3, 2013.

Net cash used in investing activities increased $72.3 million to $99.2 million for the six months ended February 1, 2014, compared to $27.0 million for the six months ended January 26, 2013. The increase from the six months ended January 26, 2013 was primarily due to an increase in capital spending associated with the construction of new distribution centers in Montgomery, New York and Sturtevant, Wisconsin, coupled with our acquisition of Trudeau Foods during the first quarter of fiscal 2014.

Net cash provided by financing activities was $138.6 million for the six months ended February 1, 2014. As noted above, we present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line of $347.5 million, partially offset by repayments of our revolving credit line of $237.3 million, as well as increases in bank overdrafts of $28.4 million. Net cash provided by financing activities was $67.3 million for the six months ended January 26, 2013, primarily due to gross borrowings under our revolving credit line of $361.9 million, partially offset by repayments of our revolving credit line of $302.8 million, as well as increases in bank overdrafts of $10.5 million.

From time-to-time we enter into fixed price fuel supply agreements. As of February 1, 2014, we had entered into agreements which require us to purchase a total of approximately 8.5 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. As of January 26, 2013, we had entered into agreements which required us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended February 1, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended August 3, 2013.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
3.1*	Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only)
3.2*	Bylaws of the Registrant, as amended (restated for SEC filing purposes only)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  March 12, 2014