Form 10-Q
period 2014-05-03
UNITED NATURAL FOODS INC
filed 2014-06-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of May 30, 2014 there were 49,651,214 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	May 3, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,577	$11,111
Accounts receivable, net of allowance of $6,767 and $9,271, respectively	420,943	339,590
Inventories	831,516	702,161
Prepaid expenses and other current assets	47,300	38,534
Deferred income taxes	23,822	23,822
Total current assets	1,340,158	1,115,218
Property & equipment, net	409,170	338,594
Goodwill	209,761	201,874
Intangible assets, net of accumulated amortization of $16,905 and $14,214, respectively	55,026	49,540
Other assets	23,785	24,682
Total assets	$2,037,900	$1,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,367	$283,851
Accrued expenses and other current liabilities	113,522	113,397
Current portion of long-term debt	1,125	1,019
Total current liabilities	463,014	398,267
Notes payable	268,200	130,594
Long-term debt, excluding current portion	32,894	33,091
Deferred income taxes	44,583	41,474
Other long-term liabilities	28,417	27,336
Total liabilities	837,108	630,762
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,650 issued and outstanding shares at May 3, 2014; 49,330 issued and outstanding shares at August 3, 2013	497	493
Additional paid-in capital	394,117	380,109
Unallocated shares of Employee Stock Ownership Plan	(23)	(39)
Accumulated other comprehensive loss	(5,581)	(1,092)
Retained earnings	811,782	719,675
Total stockholders’ equity	1,200,792	1,099,146
Total liabilities and stockholders’ equity	$2,037,900	$1,729,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Net sales	$1,781,729	$1,566,217	$5,029,781	$4,421,957
Cost of sales	1,483,600	1,303,220	4,192,309	3,681,334
Gross profit	298,129	262,997	837,472	740,623
Operating expenses	235,514	209,140	677,986	609,591
Restructuring and asset impairment expenses	—	—	—	1,629
Total operating expenses	235,514	209,140	677,986	611,220
Operating income	62,615	53,857	159,486	129,403
Other expense (income):
Interest expense	2,308	1,591	5,944	3,942
Interest income	(129)	(133)	(374)	(474)
Other, net	(217)	121	404	5,103
Total other expense, net	1,962	1,579	5,974	8,571
Income before income taxes	60,653	52,278	153,512	120,832
Provision for income taxes	24,261	20,657	61,405	45,055
Net income	$36,392	$31,621	$92,107	$75,777
Basic per share data:
Net income	$0.73	$0.64	$1.86	$1.54
Weighted average basic shares of common stock outstanding	49,635	49,303	49,577	49,200
Diluted per share data:
Net income	$0.73	$0.64	$1.85	$1.53
Weighted average diluted shares of common stock outstanding	49,931	49,567	49,860	49,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended		Nine months ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Net income	$36,392	$31,621	$92,107	$75,777
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,128	(893)	(4,489)	(1,167)
Total other comprehensive income (loss), net of tax	1,128	(893)	(4,489)	(1,167)
Total comprehensive income	$37,520	$30,728	$87,618	$74,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at August 3, 2013	49,330	$493	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
Allocation of shares to ESOP				16			16
Stock option exercises and restricted stock vestings, net of tax	320	4	(1,588)				(1,584)
Share-based compensation			13,137				13,137
Tax benefit associated with stock plans			2,459				2,459
Foreign currency translation					(4,489)		(4,489)
Net income						92,107	92,107
Balances at May 3, 2014	49,650	$497	$394,117	$(23)	$(5,581)	$811,782	$1,200,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine months ended
	May 3, 2014	April 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,107	$75,777
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35,427	31,242
Share-based compensation	13,137	11,027
Gain on disposals of property and equipment	(59)	(663)
Excess tax benefits from share-based payment arrangements	(2,459)	(88)
Impairment of intangible asset	—	1,629
Deferred income taxes	3,165	1,767
Provision for doubtful accounts	2,771	2,385
Non-cash interest expense	1,767	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(81,467)	(58,497)
Inventories	(126,613)	(143,563)
Prepaid expenses and other assets	(6,251)	(14,829)
Accounts payable	48,107	51,588
Accrued expenses and other liabilities	(279)	6,201
Net cash used in operating activities	(20,647)	(36,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107,945)	(34,753)
Purchases of acquired businesses, net of cash acquired	(23,032)	(9,445)
Proceeds from disposals of property and equipment	6,061	2,345
Net cash used in investing activities	(124,916)	(41,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(707)	(479)
Proceeds from borrowings under revolving credit line	535,218	478,698
Repayments of borrowings under revolving credit line	(397,093)	(418,621)
Increase in bank overdraft	12,711	17,398
Proceeds from exercise of stock options	2,125	1,681
Payment of employee restricted stock tax withholdings	(3,709)	(3,381)
Excess tax benefits from share-based payment arrangements	2,459	88
Net cash provided by financing activities	151,004	75,384
EFFECT OF EXCHANGE RATE CHANGES ON CASH	25	247
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,466	(2,246)

Cash and cash equivalents at beginning of period	11,111	16,122
Cash and cash equivalents at end of period	$16,577	$13,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,812	$3,657
Cash paid for federal and state income taxes, net of refunds	$52,880	$47,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2014 (unaudited)

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

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses.  The condensed consolidated statement of cash flows for the nine months ended April 27, 2013 has been adjusted to properly reflect the change in the presentation of operating activities. The revision was not material to the Company's condensed consolidated financial statements as a whole. During the nine months ended April 27, 2013, other expense also includes a pre-tax charge of $4.9 million related to an agreement reached during the first quarter of fiscal 2013 to settle a multi-state unclaimed property audit.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $100.3 million and $89.9 million for the three months ended May 3, 2014 and April 27, 2013, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $295.4 million and $264.7 million for the nine months ended May 3, 2014 and April 27, 2013, respectively.

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

3.                                      ACQUISITIONS

On September 26, 2013, the Company acquired all of the equity interests of Trudeau Foods, LLC (“Trudeau Foods”) from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. Trudeau Foods is the largest Minnesota-based distributor of natural, organic and specialty food products and serves over 600 customer locations, including chain and independent grocers, wholesalers and meat markets in Minnesota, North Dakota, Wisconsin and Michigan’s Upper Peninsula. Trudeau Foods carries a full range of fine-quality and specialty gourmet meats, frozen foods, dairy, bakery, deli, seafood and dry grocery items under a wide breadth of national, regional and private label brands. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuation consist of customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The results of Trudeau's operations have been included in the condensed consolidated financial statements since the date of acquisition. Net sales for the acquired business totaled approximately $18.0 million and $44.2 million during the three and nine months ended May 3, 2014, respectively, and are consolidated within the Company's wholesale segment.

During the first quarter of fiscal 2013, the Company, within its wholesale segment, completed three business combinations related to the acquisition of certain assets of three distribution companies. The total cash consideration related to these acquisitions was approximately $9.2 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration payments of up to $3.7 million through February 2017. Furthermore, in connection with one of the acquisitions, the Company granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of our acquisition of the business. As of the nine months ended May 3, 2014, the defined targeted amount has not been met.

The fair value of the identifiable intangible assets acquired in the three fiscal 2013 acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the provisional valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately five to ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. Purchase accounting has been finalized and there were no material updates to the preliminary allocations. Net sales resulting from these three acquisitions totaled approximately $15.9 million and $12.5 million during the three months ended May 3, 2014 and April 27, 2013, respectively, and $42.6 million and $38.0 million during the nine months ended May 3, 2014 and April 27, 2013, respectively.

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

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

Impairment of an intangible asset

During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the first quarter of fiscal 2013, the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset. There were no impairments recorded during the nine months ended May 3, 2014.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Nine months ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Basic weighted average shares outstanding	49,635	49,303	49,577	49,200
Net effect of dilutive stock awards based upon the treasury stock method	296	264	283	283
Diluted weighted average shares outstanding	49,931	49,567	49,860	49,483

There were 5,634 anti-dilutive share-based awards outstanding for the three months ended May 3, 2014 compared to 105,698 for the three months ended April 27, 2013. For the nine months ended May 3, 2014 and April 27, 2013, there were 5,916 and 120,969 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2014, the Company entered into several agreements which require it to purchase a portion of its diesel fuel each month at fixed prices through December 2014. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the nine months ended April 27, 2013, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through July 2013 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of May 3, 2014 or August 3, 2013.

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

	May 3, 2014		August 3, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$34,019	$36,686	$34,110	$36,230

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended May 3, 2014:
Net sales	$1,756,293	$60,258	$(34,822)	$—	$1,781,729
Operating income (loss)	68,944	(5,717)	(612)	—	62,615
Interest expense	—	—	—	2,308	2,308
Interest income	—	—	—	(129)	(129)
Other, net	(217)	—	—	—	(217)
Income before income taxes					60,653
Depreciation and amortization	11,736	693	—	—	12,429
Capital expenditures	30,925	700	—	—	31,625
Goodwill	192,030	17,731	—	—	209,761
Total assets	1,901,662	149,234	(12,996)	—	2,037,900

Three months ended April 27, 2013:
Net sales	$1,548,419	$49,146	$(31,348)	$—	$1,566,217
Operating income (loss)	62,603	(8,663)	(83)	—	53,857
Interest expense	—	—	—	1,591	1,591
Interest income	—	—	—	(133)	(133)
Other, net	—	—	—	121	121
Income before income taxes					52,278
Depreciation and amortization	9,629	669	—	—	10,298
Capital expenditures	14,371	356	—	—	14,727
Goodwill	186,172	17,731	—	—	203,903
Total assets	1,618,248	144,057	(10,850)	—	1,751,455

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended May 3, 2014:
Net sales	$4,966,470	$153,988	$(90,677)	$—	$5,029,781
Operating income (loss)	180,606	(20,262)	(858)	—	159,486
Interest expense	—	—	—	5,944	5,944
Interest income	—	—	—	(374)	(374)
Other, net	404	—	—	—	404
Income before income taxes					153,512
Depreciation and amortization	33,642	1,785	—	—	35,427
Capital expenditures	106,928	1,017	—	—	107,945
Goodwill	192,030	17,731	—	—	209,761
Total assets	1,901,662	149,234	(12,996)	—	2,037,900

Nine months ended April 27, 2013:
Net sales	$4,373,880	$131,909	$(83,832)	$—	$4,421,957
Operating income (loss)	159,668	(29,159)	(1,106)	—	129,403
Interest expense	—	—	—	3,942	3,942
Interest income	—	—	—	(474)	(474)
Other, net	—	—	—	5,103	5,103
Income before income taxes					120,832
Depreciation and amortization	29,572	1,670	—	—	31,242
Capital expenditures	33,483	1,270	—	—	34,753
Goodwill	186,172	17,731	—	—	203,903
Total assets	1,618,248	144,057	(10,850)	—	1,751,455

8.                                      LONG-TERM DEBT

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of the nine months ended May 3, 2014 was $33.7 million. The Company recorded $0.6 million and $1.9 million of interest expense during the three and nine months ended May 3, 2014, respectively.

9.                                      SUBSEQUENT EVENTS

Amendment to Credit Facility

On May 21, 2014, the Company entered into a First Amendment Agreement (the "Amendment") to its Second Amended and Restated Loan and Security Agreement, which increased the maximum borrowings under the secured revolving credit facility to an aggregate amount of $600.0 million from $500.0 million ("Amended Credit Facility") and extended the maturity date to May 21, 2019. Up to $550.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. Under the Amended Credit Facility, the Company may, at its option, increase the aggregate amount of the credit facility in an amount of up to $150.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.

The Amended Credit Facility requires the Company to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 calculated at the end of each of its fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. The previous fixed dollar amount threshold for aggregate availability was $35.0 million.

The Amendment also permits the Company to enter into a real-estate backed term loan facility which shall not exceed $200.0 million at any time.

Agreement to Acquire Tony's Fine Foods

On May 22, 2014, the Company and its wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West"), announced a Stock Purchase Agreement by and among the Company, UNFI West, Tony’s Fine Foods (“Tony’s”), a shareholder, as Representative and the shareholders named therein (the “Stock Purchase Agreement”) pursuant to which UNFI West agreed to acquire all of the outstanding equity securities of Tony’s (the “Stock Acquisition”) for a purchase price of approximately $195.3 million (the “Purchase Price”), approximately $187.8 million of which will be paid in cash with the remaining portion of the purchase price being paid with approximately 112,000 shares of the Company’s common stock. The Purchase Price is subject to a post-closing net working capital adjustment based on a comparison of Tony’s’ net working capital as of the closing to Tony’s average net working capital over the thirteen four-week fiscal periods ended prior to the closing. The Company expects to finance the cash portion of the Purchase Price with a combination of available cash and borrowings under the Amended Credit Facility. A portion of the borrowings under the Amended Credit Facility are expected to be refinanced into an approximately $150 million real-estate backed term loan facility that the Company anticipates it will enter into in the fourth quarter of fiscal 2014 or first quarter of fiscal 2015.

The closing of the Stock Acquisition is conditioned upon, among other things, customary closing conditions, including: (1) compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended, (2) the accuracy of the representations and warranties of each party as of the closing, (3) the performance in all material respects by the parties of their respective covenants, agreements and obligations under the Stock Purchase Agreement, and (4) in the case of the Company and UNFI West: (i) the absence of any change or event which has had, since May 21, 2014, a material adverse effect on the business of Tony’s and (ii) receipt of certain third-party consents necessary to consummate the Stock Acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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
·                  our sensitivity to general economic conditions, including the current economic environment;
·                  changes in disposable income levels and consumer spending trends;
·                  our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on these sales;
·                  our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;
·                  our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system Company-wide;
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
·                  management’s allocation of capital and the timing of capital expenditures;
·                  Our ability to consummate the proposed acquisition of Tony's Fine Foods;
·                  Our ability to successfully deploy our operational initiatives to achieve synergies from the acquisition of Tony's Fine Foods; and
·                  Our ability to arrange and close on a term loan facility on terms satisfactory to us.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 3, 2013 and "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our twenty-seven distribution centers, representing approximately 6.3 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 65,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 31,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other, which includes foodservice and international customers.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform. We have launched system upgrades at our Lancaster, Texas and Ridgefield, Washington facilities and we expect to complete the roll-out to all existing facilities by the end of fiscal 2017. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Inflation continues to impact our financial results. For the three months ended May 3, 2014, inflation in food prices was approximately 1.6% when compared to price levels in the three months ended April 27, 2013. Based on the recent trend, we believe that levels are stabilizing near 2 to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes in this range are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 15 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 36% of our net sales for the three and nine month periods ended May 3, 2014 and approximately 37% of our net sales for the three and nine months ended April 27, 2013.

We expanded our operations into Canada with the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta Inc. through our wholly-owned subsidiary, UNFI Canada in June 2010. With the acquisition, we became the largest distributor of natural, organic and specialty foods, including kosher foods, in Canada. We have utilized our UNFI Canada platform to further expand in the Canadian market, including through our purchase of substantially all of the assets of a specialty food distribution business in the Ontario market in November 2011 and our August 2012 acquisition of substantially all of the assets of a dairy distribution business in the central Canada market.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At May 3, 2014 our distribution capacity totaled approximately 6.3 million square feet. In May 2013 we began operations at our new Albert's distribution facility in Logan, New Jersey, and in June 2013 we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado consolidating all existing Aurora operations, including an Albert's location and off-site storage, into one building. We have also commenced a multi-year expansion plan, which includes construction of a distribution center in Sturtevant, Wisconsin, from which we expect to begin operations in the fourth quarter of fiscal 2014, construction of a new distribution center in Montgomery, New York, from which we expect to begin operations in the first quarter of fiscal 2015, and two additional facilities planned for Gilroy, California and Prescott, Wisconsin.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses. During the nine months ended April 27, 2013, other expense includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended		Nine months ended
	May 3, 2014	April 27, 2013	May 3, 2014		April 27, 2013
Net sales	100.0%	100.0%	100.0%		100.0%
Cost of sales	83.3%	83.2%	83.3%		83.3%
Gross profit	16.7%	16.8%	16.7%		16.7%
Total operating expenses	13.2%	13.4%	13.5%		13.8%
Operating income	3.5%	3.4%	3.2%		2.9%
Other expense (income):
Interest expense	0.1%	0.1%	0.1%		0.1%
Interest income	—%	—%	—%		—%
Other, net	—%	—%	—%		0.1%
Total other expense, net	0.1%	0.1%	0.1%		0.2%
Income before income taxes	3.4%	3.3%	3.1%		2.7%
Provision for income taxes	1.4%	1.3%	1.2%		1.0%
Net income	2.0%	2.0%	1.8%	*	1.7%
___________________________________________________
* Total reflects rounding

Three Months Ended May 3, 2014 Compared To Three Months Ended April 27, 2013

Net Sales

Our net sales for the three months ended May 3, 2014 increased approximately 13.8%, or $215.5 million, to $1.8 billion from $1.6 billion for the three months ended April 27, 2013. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $18.0 million in incremental net sales during the three months ended May 3, 2014 related to our acquisition of Trudeau Foods, primarily in the conventional supermarket channel. Net sales for the quarter ended May 3, 2014 also benefited from food price inflation of approximately 1.6% compared to price levels in the third quarter of the prior fiscal year.

Our net sales by customer type for the three months ended May 3, 2014 and April 27, 2013 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	May 3, 2014	% of Net Sales	April 27, 2013	% of Net Sales
Independently owned natural products retailers	$581	33%	$528	34%
Supernatural chains	641	36%	573	37%
Conventional supermarkets	449	25%	381	24%
Other	111	6%	84	5%
Total	$1,782	100%	$1,566	100%

Net sales to our independent retailer channel increased by approximately $53 million, or 10%, during the three months ended May 3, 2014 compared to the three months ended April 27, 2013. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore, represent a lower percentage of our total net sales in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended May 3, 2014 increased by approximately $68 million, or 12%, as compared to the three months ended April 27, 2013, and accounted for approximately 36% and 37% of our total net sales for the three months ended May 3, 2014 and April 27, 2013, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the three months ended May 3, 2014 increased by approximately $68 million, or 18%, from the three months ended April 27, 2013, and represented approximately 25% and 24% of our total net sales in the three months ended May 3, 2014 and April 27, 2013, respectively. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as our acquisition of Trudeau Foods.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $27 million, or 32%, during the three months ended May 3, 2014 compared to the three months ended April 27, 2013, and accounted for approximately 6% and 5% of our total net sales for the three months ended May 3, 2014 and April 27, 2013, respectively. This growth is attributable to expanded sales with our existing foodservice partners and strong sales from our manufacturing division and Blue Marble Product lines.

As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2014 to grow over net sales for the comparable period of fiscal 2013. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected net sales growth will come from both sales to new customers and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 13.4%, or $35.1 million, to $298.1 million for the three months ended May 3, 2014, from $263.0 million for the three months ended April 27, 2013. Our gross profit as a percentage of net sales was 16.7% for the three months ended May 3, 2014 compared to 16.8% for the three months ended April 27, 2013. The decline in gross profit as a percentage of net sales between the third quarter of fiscal 2014 and the comparable period in fiscal 2013 is primarily due to foreign exchange challenges for our Canadian business.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended May 3, 2014, approximately 63%, or $136 million, of our $216 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels.

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

Operating Expenses

Our total operating expenses increased approximately 12.6%, or $26.4 million, to $235.5 million for the three months ended May 3, 2014, from $209.1 million for the three months ended April 27, 2013. The increase in total operating expenses for the three months ended May 3, 2014 was primarily due to additional costs required to service higher sales volume. Operating expenses for the third quarter of fiscal 2014 also included non-recurring costs of approximately $0.9 million related to the start up of our Sturtevant, Wisconsin facility in addition to $0.6 million of acquisition costs related to the recently announced purchase of Tony's Fine Foods. During the three months ended April 27, 2013, we recorded $1.5 million in labor action related costs at our Auburn, Washington facility. The labor action was resolved in February 2013.

Total operating expenses for the three months ended May 3, 2014 included share-based compensation expense of $3.6 million, compared to $3.1 million in the three months ended April 27, 2013. Share-based compensation expense was higher during the three months ended May 3, 2014 primarily due to an increase in the grant date fair value of awards in recent years as our stock price has appreciated over the prior year.

As a percentage of net sales, total operating expenses decreased to approximately 13.2% for the three months ended May 3, 2014, from approximately 13.4% for the three months ended April 27, 2013. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales as well as the impact of the labor action costs in the third quarter of fiscal 2013 noted above. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and procurement system upgrade. We have launched system upgrades at our Lancaster, Texas and Ridgefield, Washington facilities and we expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Operating income increased approximately 16.3%, or $8.8 million, to $62.6 million for the three months ended May 3, 2014, from $53.9 million for the three months ended April 27, 2013. As a percentage of net sales, operating income was 3.5% for the three months ended May 3, 2014 compared to 3.4% for the three months ended April 27, 2013. The increase in operating income and operating income as a percentage of net sales is primarily attributable to operating expense controls discussed above and net sales growth.

Other Expense (Income)

Other expense, net increased $0.4 million to $2.0 million for the three months ended May 3, 2014, from $1.6 million for the three months ended April 27, 2013. Interest expense for the three months ended May 3, 2014 was $2.3 million compared to $1.6 million for the three months ended April 27, 2013. The increase in interest expense is primarily due to $0.6 million of interest expense related to the Aurora, Colorado facility which is accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income was $0.1 million in each of the three months ended May 3, 2014 and April 27, 2013.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 39.5% for the three months ended May 3, 2014 and April 27, 2013, respectively. The increase in the effective income tax rate for the third quarter of fiscal 2014 is primarily due to a solar tax credit that was claimed by the Company in fiscal 2013. The Company did not have qualifying expenses for this credit during the three months ended May 3, 2014.

Net Income

Reflecting the factors described in more detail above, net income increased $4.8 million to $36.4 million, or $0.73 per diluted share, for the three months ended May 3, 2014, compared to $31.6 million, or $0.64 per diluted share, for the three months ended April 27, 2013.

Nine Months Ended May 3, 2014 Compared To Nine Months Ended April 27, 2013

Net Sales

Our net sales increased approximately 13.7%, or $607.8 million, to $5.0 billion for the nine months ended May 3, 2014, from $4.4 billion for the nine months ended April 27, 2013. This increase was primarily due to the same factors that contributed to our net sales growth for the quarter ended May 3, 2014, including growth in our wholesale segment of $592.6 million. Our net sales growth is due to the continued growth of the natural products industry in general, increased market share as a result of our focus on service and value added services, and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. In addition, we benefited from the inclusion of $44.2 million in net sales for the nine months ended May 3, 2014 resulting from our acquisition of Trudeau Foods in the first quarter of fiscal 2014. Net sales also benefited from food price inflation of approximately 1.8% that we experienced in the nine months ended May 3, 2014 compared to price levels in the prior year comparable period.
Our net sales by customer type for the nine months ended May 3, 2014 and April 27, 2013 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	May 3, 2014	% of Net Sales		April 27, 2013	% of Net Sales
Independently owned natural products retailers	$1,636	33%		$1,485	34%
Supernatural chains	1,818	36%		1,618	37%
Conventional supermarkets	1,284	26%		1,094	25%
Other	292	5%	*	225	4%	*
Total	$5,030	100%		$4,422	100%
*Total reflects rounding

Net sales to our independent retailer channel increased by approximately $151 million, or 10% during the nine months ended May 3, 2014 compared to the nine months ended April 27, 2013. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales.

Net sales to the supernatural chain channel for the nine months ended May 3, 2014 increased by approximately $200 million, or 12%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the nine months ended May 3, 2014 compared to 37% for the nine months ended April 27, 2013. The increase in net sales to Whole Foods Market is due to increases in same-store sales, as well as new store openings.

Net sales to conventional supermarkets for the nine months ended May 3, 2014 increased by approximately $190 million, or 17%, from the nine months ended April 27, 2013, and represented approximately 26% of total net sales for the nine months ended May 3, 2014 compared to 25% for the nine months ended April 27, 2013. The increase in net sales to conventional supermarkets is primarily due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers coupled with the inclusion of Trudeau Foods net sales as a result of our acquisition in the first quarter of fiscal 2014.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $67 million, or 30% during the nine months ended May 3, 2014 and accounted for approximately 5% of total net sales for the nine months ended May 3, 2014 compared to 4% for the nine months ended April 27, 2013. This growth is attributable to expanded sales with our existing foodservice partners, and strong sales from our manufacturing division and Blue Marble Brands product lines.

Cost of Sales and Gross Profit

Our gross profit increased approximately 13.1%, or $96.8 million, to $837.5 million for the nine months ended May 3, 2014, from $740.6 million for the nine months ended April 27, 2013. Our gross profit as a percentage of net sales declined 10 basis points to 16.7% for the nine months ended May 3, 2014 compared to the nine months ended April 27, 2013. The decline in gross profit as a percentage of net sales during the first half of fiscal 2014 is due to the continued change in the mix of net sales by channel, foreign exchange for the Company's Canadian business, an increase in weather related inbound freight costs and product spoilage incurred during the second quarter of fiscal 2014 which were partially offset by the improved execution in the first quarter of fiscal 2014 of our inbound logistics and procurement teams.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the nine months ended May 3, 2014 approximately $390 million of our $608 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. Approximately 62% of our total net sales in the nine months ended May 3, 2014 and April 27, 2013 were to the conventional supermarket and supernatural channels.

Operating Expenses

Our total operating expenses increased approximately 10.9%, or $66.8 million, to $678.0 million for the nine months ended May 3, 2014, from $611.2 million for the nine months ended April 27, 2013. The increase in total operating expenses for the nine months ended May 3, 2014 was primarily due to additional costs required to service higher sales volume. As a percentage of net sales, total operating expenses decreased to approximately 13.5% for the nine months ended May 3, 2014, from approximately 13.8% for the nine months ended April 27, 2013. Total operating expenses for the nine months ended April 27, 2013 were negatively impacted by an impairment charge of $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset and approximately $6.1 million in labor action related costs at our Auburn, Washington facility.

Total operating expenses for the nine months ended May 3, 2014 include share-based compensation expense of $13.1 million, compared to $11.0 million in the nine months ended April 27, 2013. Share-based compensation expense was higher during the nine months ended May 3, 2014 primarily due to increases in the grant date fair value of awards as our stock price has appreciated over the prior year coupled with an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Operating income increased approximately 23.2%, or $30.1 million, to $159.5 million for the nine months ended May 3, 2014, from $129.4 million for the nine months ended April 27, 2013. As a percentage of net sales, operating income was 3.2% for the nine months ended May 3, 2014 as compared to 2.9% for the nine months ended April 27, 2013.

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

Other Expense (Income)

Other expense, net was $6.0 million and $8.6 million for the nine months ended May 3, 2014 and April 27, 2013, respectively. Interest expense was $5.9 million and $3.9 million for the nine months ended May 3, 2014 and April 27, 2013, respectively. The increase in interest expense is primarily due to $1.9 million of interest expense related to the Aurora, Colorado facility which is accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income was $0.4 million for the nine months ended May 3, 2014 compared to $0.5 million for the nine months ended April 27, 2013. Other, net for the nine months ended May 3, 2014 included foreign exchange losses of approximately $0.6 million due to the declining value of the Canadian dollar on our Canadian business. Other, net for the nine months ended April 27, 2013 includes $4.9 million recorded in connection with an agreement to settle a multi-state unclaimed property audit.

Provision for Income Taxes

Our effective income tax rate was 40.0% and 37.3% for the nine months ended May 3, 2014 and April 27, 2013, respectively. The increase in the effective income tax rate for the nine months ended May 3, 2014 was primarily driven by a favorable discrete item of approximately $2.7 million recorded during the first quarter of fiscal 2013 related to the net reversal of uncertain tax positions. Fiscal 2013 also included a benefit for a solar tax credit for which the Company did not have qualifying expenses to claim in fiscal 2014. Absent these discrete tax items, the annual effective tax rate for the nine months ended April 27, 2013 would have been 40.2%.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $16.3 million to $92.1 million, or $1.85 per diluted share, for the nine months ended May 3, 2014, compared to $75.8 million, or $1.53 per diluted share, for the nine months ended April 27, 2013.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations, our acquisition of Tony's Fine Foods and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows present proceeds and borrowings related to the Company's amended and restated revolving credit facility on a gross basis.  We expect to generate between $50 million to $100 million in cash flow from operations in each of fiscal 2014 and fiscal 2015. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2.2 to 2.4% of net sales for fiscal 2014, reflecting an increase over levels experienced in fiscal 2013 as we construct new distribution centers in New York and Wisconsin. Upon completion of construction, we expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility, or we may elect to mortgage these properties as part of a real estate backed term loan facility that we are negotiating and may enter into in the fourth quarter of fiscal 2014 or the first quarter of fiscal 2015. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt negotiated at the time of the potential acquisition or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

We were a party to a $500 million amended and restated credit facility, which we further amended on May 21, 2014, as discussed below. The $500 million amended and restated revolving credit facility provided for up to $450.0 million to be available to the Company’s U.S. subsidiaries and up to $50.0 million to be available to UNFI Canada. The amended and restated revolving credit facility also provided a one-time option, subject to approval by the lenders under the amended and restated revolving credit facility, to increase the borrowing base by up to an additional $100 million.

On May 21, 2014, we entered into a First Amendment Agreement (the “Amendment”) to our amended and restated revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility to $600.0 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, our amended and restated revolving credit facility provides an option to increase the aggregate amount of the secured revolving credit facility in an amount of up to $150.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits us to enter into a real-estate backed term loan facility which shall not exceed $200.0 million at any time.

The borrowings of the U.S. portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%), or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrued interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. The secured revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.

Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $500 million (or $600 million after giving effect to the Amendment) or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of May 3, 2014, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $487.9 million. As of May 3, 2014, we had $268.2 million of borrowings outstanding under our amended and restated revolving credit facility and $36.4 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. The increase in borrowings when compared to the end of the fourth quarter of fiscal 2013 reflects the capital expenditures associated with the construction of new distribution centers and borrowings used to finance our acquisition of Trudeau Foods. Our resulting remaining availability was $183.3 million as of May 3, 2014.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million (or $50.0 million after giving effect to the Amendment) and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended May 3, 2014.

Net cash used in operations was $20.6 million for the nine months ended May 3, 2014, a decrease of $15.4 million from the $36.0 million used in operations for the nine months ended April 27, 2013. The primary reasons for the net cash used in operations for the nine months ended May 3, 2014 were an increase in inventories of $126.6 million and an increase in accounts receivable of $81.5 million due to sales growth during the year, partially offset by an increase in accounts payable of $48.1 million and net income of $92.1 million. The primary reasons for the net cash used in operations for the nine months ended April 27, 2013 were an increase in inventories of $143.6 million and an increase in accounts receivable of $58.5 million due to our sales growth during the year, partially offset by an increase in accounts payable of $51.6 million and net income of $75.8 million. Days in inventory decreased to 49 days at May 3, 2014, compared to 52 days at August 3, 2013, due to efforts to stabilize service levels. Days sales outstanding increased slightly to 22 days at May 3, 2014 compared to 21 days at August 3, 2013. Working capital increased by $160.2 million, or 22.3%, to $877.1 million at May 3, 2014, compared to working capital of $717.0 million at August 3, 2013.

Net cash used in investing activities increased $83.1 million to $124.9 million for the nine months ended May 3, 2014, compared to $41.9 million for the nine months ended April 27, 2013. The increase from the nine months ended April 27, 2013 was primarily due to an increase in capital spending associated with the construction of new distribution centers in Montgomery, New York and Sturtevant, Wisconsin, coupled with our acquisition of Trudeau Foods during the first quarter of fiscal 2014.

Net cash provided by financing activities was $151.0 million for the nine months ended May 3, 2014. As noted above, we present proceeds and borrowings related to the Company's revolving credit facility on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line of $535.2 million, partially offset by repayments of our revolving credit line of $397.1 million, as well as increases in bank overdrafts of $12.7 million. Net cash provided by financing activities was $75.4 million for the nine months ended April 27, 2013, primarily due to gross borrowings under our revolving credit line of $478.7 million, partially offset by repayments of our revolving credit line of $418.6 million, as well as increases in bank overdrafts of $17.4 million.

From time-to-time we enter into fixed price fuel supply agreements. As of May 3, 2014, we had entered into agreements which require us to purchase a total of approximately 8.9 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. As of April 27, 2013, we had entered into agreements which required us to purchase a total of approximately 4.3 million gallons of diesel fuel at prices ranging from $3.33 to $3.91 per gallon through July 2013. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended May 3, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended August 3, 2013.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to successfully consummate our proposed acquisition of Tony's Fine Foods.

Certain conditions to the obligations of Tony’s Fine Foods and us to consummate our proposed acquisition of Tony’s Fine Foods must be satisfied before the transaction can be completed, including the receipt of certain required third party consents and regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act. While we currently expect that the transaction will be completed in the fourth quarter of fiscal 2014, we can give no assurance that the transaction will be closed within that period or at all. If the transaction is not completed our business, results of operations and financial condition may be materially and adversely affected, and our stock price may decline because costs incurred by us in connection with the transaction must still be paid or because the current market price of our common stock may reflect a market assumption that the transaction will be completed.

We may not realize the anticipated benefits from our proposed acquisition of Tony’s Fine Foods.

We cannot assure you that our proposed acquisition of Tony’s Fine Foods will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new set of products, our ability to retain and assimilate Tony’s Fine Foods' employees who will become employees of ours, our ability to retain customers and suppliers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of the business that we are acquiring might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of this acquisition. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

The cost of the capital available to us and any limitations on our ability to access additional capital, including our refinancing a portion of borrowings under our revolving credit facility, may have a material adverse effect on our business, financial condition or results of operations.

On May 21, 2014, we entered into a First Amendment Agreement to our revolving credit facility pursuant to which we now have a $600.0 million secured revolving credit facility which matures on May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. Prior to the amendment, we had a $500.0 million revolving credit facility that was to mature on May 24, 2017. The borrowings of the US portion of the credit facility accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum plus an initial margin of 0.50%, or (ii) the London Interbank Offered Rate ("LIBOR") for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian over advance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an initial margin of 1.50% (the "CDOR rate"). All other borrowings on the Canadian portion of the credit facility must exclusively accrue interest under the CDOR rate plus the applicable margin.

As of May 3, 2014, our borrowing base, based on accounts receivable and inventory levels and described more completely above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," was $487.9 million, with remaining availability of $183.3 million. After giving effect to the increased availability created by the First Amendment Agreement, our borrowing base as of May 3, 2014 would have been $587.9 million, with remaining availability of $283.3 million. We expect to finance the cash portion of the purchase price for the proposed acquisition of Tony’s Fine Foods, which is expected to be approximately $187.8 million, in part, with borrowings under our revolving credit facility, which will decrease our availability under the revolving credit facility. We anticipate that we will refinance a portion of the borrowings under our revolving credit facility into an approximately $150 million real estate backed term loan facility that we are negotiating and expect that we will enter into in the fourth quarter of fiscal 2014 or the first quarter of fiscal 2015.

In order to maintain our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up front to purchase products that we will sell over a multi−month time period. In the event that our cost of capital increases, such as during a period in which we are not in compliance with the fixed charge coverage ratio covenants under our revolving credit facility, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, if we are unable to close on a real estate backed term loan facility to pay off a portion of the borrowings under our revolving credit facility used to finance our pending acquisition of Tony’s Fine Foods, our availability under our revolving credit facility will be constrained and our ability to grow our business, organically or through acquisitions, may be limited, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of the Registrant (restated for SEC filing purposes only)
10.1*	Third Amendment to the Agreement for Distribution of Products between Whole Foods Market Distribution, Inc. and the Registrant, effective February 20, 2014.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 11, 2014