Form 10-K
period 2014-08-02
UNITED NATURAL FOODS INC
filed 2014-10-01
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $3,353,003,204 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 31, 2014. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 8, 2014 was 49,775,851.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 17, 2014 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-two distribution centers, representing approximately 7.2 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada which can be classified as follows:

•	independently owned natural products retailers, which include buying clubs;

•	supernatural chains, which consist solely of Whole Foods Market, Inc. ("Whole Foods Market");

•	conventional supermarkets, which include mass market chains; and

•	other, which includes foodservice and international customers outside of Canada.
We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"), an organic certifying agency accredited by the United States Department of Agriculture ("USDA"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the United States, except our primarily specialty products distribution center in Leicester, Massachusetts and facilities acquired in the acquisition of Tony's Fine Foods ("Tony's"). Four of our Canadian distribution centers are certified organic by either QAI, EcoCert Canada or ProCert Canada, while the remaining Canadian distribution center sells only Kosher foods and is therefore not certified organic.
Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2004, our net sales have increased at a compounded annual growth rate ("CAGR") of 15.1%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; increased market share through our high-quality service and broader product selection, including specialty products, and the acquisition of, or merger with, natural organic, and specialty product distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.
We have been the primary distributor to Whole Foods Market for more than sixteen years. Under the terms of our agreement with Whole Foods Market, we serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our agreement with Whole Foods Market expires on September 25, 2020.
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
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc. ("UNFI West"), for consideration of approximately $206.2 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony's provides us with an immediate platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.
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
We are a Delaware corporation based in Providence, Rhode Island, and we conduct business through our various wholly owned subsidiaries. We operated thirty-two distribution centers at 2014 fiscal year end, and we believe that our approximately 7.2 million square feet of distribution space provide us with the largest capacity of any distributor of natural, organic and specialty products in the United States or Canada.
We operate twelve natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). We also operate one natural products retail store in Vancouver, British Columbia, doing business as Drive Organics. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.
Our Industry
The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $109.5 billion in calendar 2013, a growth of $10.1 billion or approximately 10.2% from calendar 2012. According to the National Association for the Specialty Food Trade, a leading specialty food industry trade publication, sales in calendar 2013 were $88.3 billion, representing growth of 18.4% from calendar 2011. We believe the growth of the natural products industry is a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.
Our Operating Structure
Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert's Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins, which operates our twelve natural products retail stores within the United States; and

•
our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and our Blue Marble Brands product lines.

Wholesale Division
Our broadline distribution business is organized into three regions—our Eastern Region, Western Region and our Canadian Region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2014 fiscal year end, our Eastern Region operated nine distribution centers, which provided approximately 3.1 million square feet of warehouse space, our Western Region operated eight distribution centers, which provided approximately 2.8 million square feet of warehouse space and our Canadian Region operated five distribution centers, which provided approximately 0.3 million square feet of warehouse space.
Through Tony's, we distribute perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods. Tony's operates out of four distribution centers strategically located on the West coast in California and Washington, providing approximately 0.5 million square feet of warehouse space. The four California locations are certified as Organic by the State of California Departments of Public Health Food and Drug Branch.
Through Albert's, we distribute organically grown produce and non-produce perishables, such as organic milk, dressings, eggs, juices, poultry and various other refrigerated specialty items. Albert's operates out of four distribution centers strategically located throughout the United States, providing approximately 0.3 million square feet of warehouse space, and is designated as a "Certified Organic Distributor" by QAI.
Through Select Nutrition, we distribute more than 15,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.
Certain of our distribution centers are shared by multiple operations within our wholesale division.
Retail Division
We operate twelve natural products retail stores through Earth Origins within the United States, nine of which are located in Florida, two in Maryland and one in Massachusetts. We also operate a natural products retail store in Vancouver, British Columbia that is reflected within our wholesale division. We believe that our retail business serves as a natural complement to our distribution business because it enables us to see market trends, develop new marketing programs and receive direct customer feedback.
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
Our Competitive Strengths
We believe we distinguish ourselves from our competitors through the following strengths:
We are a market leader with a nationwide presence in the United States and Canada.
We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of regional and local independent retailer customers, conventional supermarket chains, and the rapidly growing supernatural chain. The opening of our facility in Lancaster, Texas in September 2010 marked the extension of our distribution presence to a nation-wide level. The opening of a new larger Albert's facility in New Jersey in May 2013 has provided additional space to serve the growing New York City metropolitan market. The consolidation into a new, larger, facility in Aurora, Colorado in May 2013 and the opening of our Sturtevant, Wisconsin facility in July 2014 will allow us to serve these growing markets with greater operational efficiencies. We believe that our network of thirty-two distribution centers (including five in Canada) creates significant advantages over smaller national and regional distributors. Our nationwide presence across the United States and Canada allows us to offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.
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

•
In July 2013 we purchased land in Montgomery, New York to build a new distribution center from which we expect to commence operations in the Fall of 2015 and which will service the growing New York City metropolitan market and allow us to transfer certain routes from our York, Pennsylvania, Chesterfield, New Hampshire and Dayville, Connecticut distribution centers.

•	In June 2014, we began construction of a distribution center in Prescott, Wisconsin, from which we expect to begin operations in the Spring of 2015 and which will service the Twin Cities market.

•	In July 2014 we commenced operations at a new 450,000 square foot distribution center in Sturtevant, Wisconsin.

•
In connection with the acquisition of Tony's in July 2014, we commenced operations at four distribution centers in California and Washington with approximately 0.5 million square feet of distribution space.

We have extensive and long-standing customer relationships and provide superior service.
Throughout the 38 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 16 years. We believe a key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average broadline distribution in-stock service level for fiscal 2014, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 97%. We believe that our high distribution service levels are attributable to our experienced inventory planning and replenishment department and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.
We have an experienced, motivated management team.
Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our nine executive officers has over twenty-two years of experience in the retail, natural products or food distribution industry. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore, there is a substantial incentive to continue to generate strong growth in operating results in the future.
Our Growth Strategy
We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business organically and through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, UNFI Canada, Earth Origins, Woodstock Farms Manufacturing, Tony's and specialty businesses.
Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. Our strategic plan also includes the roll-out of new technology including a national warehouse management and procurement system and transportation management system upgrade. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect with increased sales to the conventional supermarket and supernatural channels.
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
Expanding Our Customer Base
As of August 2, 2014, we served more than 40,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs, restaurants and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, including our increased array of specialty protein, cheese, deli, food service and bakery offerings as a result of our acquisition of Tony's, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. We have gained new business from a number of conventional supermarket customers, including Giant-Landover, Giant Eagle, Shop-Rite, Kings and Safeway, partially as a result of our complementary product selection.
Increasing Our Market Share of Existing Customers' Business
We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of specialty product offerings, including specialty proteins, cheeses and deli items as a result of the Tony's acquisition, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to continue to achieve our sales growth within the conventional supermarket, supernatural and independent channels.
Continuing to Improve the Efficiency of Our Nationwide Distribution Network
We have invested more than $346 million in our distribution network and infrastructure over the past five fiscal years. In fiscal 2013 we began operations at our new Albert's distribution facility in Logan, New Jersey, and we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado consolidating all existing Aurora operations, including an Albert's location and off-site storage, into one building. In the fourth quarter of fiscal 2014 we commenced operations at our new distribution center in Sturtevant, Wisconsin. Our multi-year expansion plan continues to progress as we commenced operations at our new distribution center in Montgomery, New York in September 2014 and we are currently constructing additional facilities each in Gilroy, California and Prescott, Wisconsin.
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
Continuing to Selectively Pursue Opportunistic Acquisitions
Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since fiscal 2000, we have successfully completed fifteen acquisitions of distributors, manufacturers and suppliers, the most recent being the acquisition of Tony's in the fourth quarter of fiscal 2014, two acquisitions of natural products retail stores and eleven acquisitions of branded product lines as of August 2, 2014. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency, procure beneficial customer relationships or add additional products and capabilities.
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
Our Customers
We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2014:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•	conventional supermarket chains, including Safeway, Kroger, Wegmans, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Food Lion, Bashas', Shop-Rite, Lowe's, Kings, Publix and Fred Meyer.
Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2014, and accounted for approximately 36% of our net sales.

The following table lists the percentage of sales by customer type for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012:

	Percentage of Net Sales
Customer Type	2014	2013	2012
Independently owned natural products retailers	33%	34%	35%
Supernatural chains	36%	36%	36%
Conventional supermarkets and mass market chains	26%	25%	24%
Other	5%	5%	5%
We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately five percent of our business in fiscal 2014, 2013 and 2012. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to continue to grow our Canadian operations.
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
Our Products
Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our branded product lines address certain needs of our customers, including providing a lower-cost label known as Earth Day.
We continuously evaluate potential new products based on both existing and anticipated trends in consumer preferences and buying patterns. Our Retail Category Management and Supplier Relationship Management teams regularly attend regional and national natural, organic, specialty, ethnic and gourmet product shows to review the latest products that are likely to be of interest to retailers and consumers. We also utilize syndicated data as a compass to ensure that we are carrying the right mix of products in each of our distribution centers. We make the majority of our new product decisions at the regional level and look to carry those items through national distribution as we begin to spot an emerging trend or brand. We believe that our category review practices at the local distribution center level allow our supplier relationship managers to react quickly to changing consumer preferences and to evaluate new products and new product categories regionally. Additionally, as many of the new products that we offer are marketed on a regional basis or in our own natural products retail stores prior to being offered nationally, this enables us to evaluate consumer reaction to the products without incurring significant inventory risk. Furthermore, by exchanging regional product sales information between our regions, we are able to make more informed and timely new product decisions in each region.
We maintain a comprehensive quality assurance program. All of the products we sell that are represented as "organic" are required to be certified as such by an independent third-party agency. We maintain current certification affidavits on most organic commodities and produce in order to verify the authenticity of the product. Most potential suppliers of organic products are required to provide such third-party certifications to us before they are approved as suppliers.
Our Suppliers
We purchase our products from more than 6,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases in fiscal 2014. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 5% of our total purchases in fiscal 2014. However, the product categories we purchase from Hain can be purchased from a number of other suppliers.
We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $29.4 million as of August 2, 2014.
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
Our Focus on Technology
We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations based on the best practices in the distribution industry in an effort to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. We will continue the roll-out of our new national supply chain platform and warehouse management system, which was launched in our Lancaster, Texas facility in September 2010, our Ridgefield, Washington facility in July 2012 and our new Sturtevant, Wisconsin facility in July 2014. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.
Intellectual Property
We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.
Competition
Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"), which recently announced an agreement to acquire Nature's Best in July 2014. In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States and Canada with numerous smaller regional and local distributors of natural, organic, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.
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
Government Regulation
Our operations and many of the products that we distribute in the United States are subject to regulation by state and local health departments, the USDA and the United States Food and Drug Administration (the "FDA"), which generally impose standards for product quality and sanitation and are responsible for the administration of bioterrorism legislation. In the United States, our facilities generally are inspected at least once annually by state or federal authorities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program.
In late 2010, the FDA Food Safety Modernization Act ("FSMA") was enacted. The FSMA represents a significant expansion of food safety requirements and FDA food safety authorities and, among other things, requires that the FDA impose comprehensive, prevention-based controls across the food supply chain, further regulates food products imported into the United States, and provides the FDA with mandatory recall authority. The FSMA requires the FDA to undertake numerous rulemakings and to issue numerous guidance documents, as well as reports, plans, standards, notices, and other tasks. As a result, implementation of the legislation is ongoing and likely to take several years.
The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations.
Many of our facilities in the U.S. and in Canada are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater.  Further, many of our distribution facilities have ammonia-based refrigeration systems and tanks for the storage of diesel fuel, hydrogen fuel and other petroleum products which are subject to laws regulating such systems and storage tanks.  Moreover, in some of our facilities we, or third parties with whom we contract, perform vehicle maintenance. Our policy is to comply with all applicable environmental and safety legal requirements.  We are subject to other federal, state, provincial and local provisions relating to the protection of the environment or the discharge of materials; however, these provisions do not materially impact the use or operation of our facilities.
The failure to comply with applicable regulatory requirements could result in, among other things, administrative, civil, or criminal penalties or fines, mandatory or voluntary product recalls, warning or untitled letters, cease and desist orders against operations that are not in compliance, closure of facilities or operations, the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals, or the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or in any required product recalls.
We believe that we are in material compliance with all federal, provincial, state and local laws applicable to our operations.
Employees
As of August 2, 2014, we had approximately 8,700 full and part-time employees, 452 of whom (approximately 5.2%) are covered by collective bargaining agreements at our Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Auburn, Washington and Dayville, Connecticut agreements expire in June 2017, March 2017, June 2017, February 2017 and July 2019, respectively. We continue to believe that our relations with our employees are good.
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
Executive Officers of the Registrant
Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of October 1, 2014 are listed below:

Name	Age	Position
Steven L. Spinner	54	President and Chief Executive Officer
Mark E. Shamber	45	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	63	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean F. Griffin	55	Chief Operating Officer
Eric A. Dorne	53	Senior Vice President, Chief Information Officer
Thomas A. Dziki	53	Senior Vice President, Chief Human Resource and Sustainability Officer
Craig H. Smith	55	Senior Vice President, National Sales and Service and President of the Eastern Region
Donald P. McIntyre	59	Senior Vice President, National Supply Chain and Strategy and President of the Western Region
Christopher P. Testa	44	President, Woodstock Farms Manufacturing and Blue Marble Brands
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
        Sean F. Griffin has served as our Chief Operating Officer since September 2014. Mr Griffin previously served as our Senior Vice President, Group President from June 2012 to September 2014 and as our Senior Vice President, National Distribution from January 2010 to June 2012. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.
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
        Craig H. Smith has served as our Senior Vice President, National Sales and Service since September 2013 and was reappointed as President of the Eastern Region in August 2014, a position previously held from December 2010 to August 2013. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. In his seventeen years at U.S. Foodservice, Mr. Smith held various executive positions including Senior Vice President Street Sales, North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at food service industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.
        Donald P. McIntyre has served as our Senior Vice President, National Supply Chain and Strategy since September 2013 and was reappointed as our President of the Western Region in August 2014, a position previously held from July 2012 to August 2013. Prior to joining us, Mr. McIntyre served as President and CEO of Claridge Foods from March 2006 to January 2012. Mr. McIntyre also held several senior positions within subsidiaries of Sara Lee Corporation, including President and CEO of Sara Lee Coffee & Tea from April 2004 to March 2006, and CFO of Sara Lee Coffee & Tea from August 2002 to March 2004.
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
Whole Foods Market accounted for approximately 36% of our net sales in fiscal 2014. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our amended distribution agreement which expires on September 25, 2020. Through our Tony's subsidiary, we also sell certain specialty protein, cheese, and deli items to certain Whole Foods Market stores in California and other states in the Western United States. Whole Foods Market was Tony's largest customer in 2014. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.
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
The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute, particularly our specialty products, may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs, fund costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic, which we refer to as conventional, alternatives, given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.
Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry and our increased focus on sales to the conventional supermarket channel.
The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from suppliers and retailers. Over the last three fiscal years, when excluding the impact that acquisitions may have had, we have increased our sales to our supernatural chain and conventional supermarket customers in relation to our total net sales. Sales to customers within our supernatural chain and conventional supermarket channels generate a lower gross margin than do sales to our independent customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be adversely impacted.
Our business may be sensitive to inflationary and deflationary pressures.
Many of our sales are at prices that are based on our product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends of our customers' customers, which could adversely affect our sales. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers. If we are unable to reduce our expenses as a percentage of net sales, our business, financial condition or results of operations could be adversely impacted.
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
We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with us and many conventional supermarket chains have increased self-distribution of particular items or have increased their purchases of particular items directly from suppliers. New competitors are also entering our markets as barriers to entry for new competitors are relatively low. Some of the mass market grocery distributors with whom we compete may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.
We cannot assure you that we will be able to compete effectively against current and future competitors.
We may not realize the anticipated benefits from our acquisition of Tony’s Fine Foods.
We cannot assure you that our acquisition of Tony’s will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new set of products, our ability to retain and assimilate Tony’s employees who will become employees of ours, our ability to retain customers and suppliers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of the business that we acquired might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of this acquisition. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and earnings and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.
Our investment in information technology may not result in the anticipated benefits.
Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Based on our currently anticipated timeline, we expect to complete the roll-out of our warehouse management system and transportation management system by the end of fiscal 2017. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our revised plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition or results of operations.
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
The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to acquire or timely construct new distribution centers or expand our existing distribution centers, make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems , including our warehouse management systems, on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.
Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of August 2, 2014, we had forward diesel fuel commitments totaling approximately $32.6 million through December 2014. Our commitments through December 2014 were entered into at prevailing rates throughout the fiscal year. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.
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
In May 2014, we entered into a First Amendment Agreement (the "Amendment") to our amended and restated revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility to $600.0 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, the amended and restated revolving credit facility provides a one-time option to increase the borrowing base by up to an additional $150.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits the Company to enter into a real-estate backed term loan facility which shall not exceed $200.0 million. The borrowings of the US portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month London Interbank Offered Rate ("LIBOR") plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) the LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at the Company's option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points (the "CDOR rate"), and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility includes an annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments.
As of August 2, 2014, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Revenues," was $587.4 million, with remaining availability of $135.3 million.
In August 2014, we and our Albert’s subsidiary entered into a $150.0 million Term Loan Agreement (the “Term Loan Agreement”), with the financial institutions that are parties thereto and Bank of America, N.A., as the administrative agent. The Term Loan Agreement requires us to make quarterly principal payments of $2.5 million commencing on November 1, 2014, with the remaining principal balance to be paid at maturity. The Term Loan Agreement terminates on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility. The term loan facility is secured by certain parcels of our and certain of our subsidiaries’ real property. Additionally, the Term Loan Agreement is guaranteed by most of our subsidiaries. The borrowings under the Term Loan Agreement accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America’s prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus a margin of 1.50%, or (ii) the LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus a margin of 2.50%.

In an effort to maximize our profit margins, we rely on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up front to purchase products that we will sell over a multi-month time period. In the event that our cost of capital increases, such as during a period in which we are not in compliance with the fixed charge coverage ratio covenants under our amended and restated revolving credit facility, or our ability to borrow funds or raise equity capital is limited, we could suffer reduced profit margins and be unable to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.
Our debt agreements contain restrictive covenants that may limit our operating flexibility.
Our debt agreements underlying our amended and restated revolving credit facility contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for or reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our ability to pursue certain acquisitions;

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to competitors with less leverage or better access to capital resources.
In addition, our amended and restated revolving credit facility and the Term Loan Agreement each require that we comply with various financial tests and impose certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends. Failure to comply with these covenants could have a material adverse effect on our business, financial condition or results of operations.
Our operating results are subject to significant fluctuations.
Our operating results may vary significantly from period to period due to:

•	demand for our products; including as a result of seasonal fluctuations;

•	changes in our operating expenses, including fuel and insurance expenses;

•	management's ability to execute our business and growth strategies;

•	changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

•	public perception of the benefits of natural and organic products when compared to similar conventional products;

•	fluctuation of natural product prices due to competitive pressures;

•	personnel changes;

•	general economic conditions including inflation;

•	supply shortages, including a lack of an adequate supply of high-quality livestock or agricultural products due to poor growing conditions, water shortages, natural disasters or otherwise;

•	volatility in prices of high-quality livestock or agricultural products resulting from poor growing conditions, water shortages, natural disasters or otherwise; and

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
We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, which we purchase from more than 6,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). We experienced higher manufacturer out-of-stocks during fiscal 2013 and portions of fiscal 2014 causing us to incur higher operating expenses as we moved products around our distribution facilities as we sought to keep our service level high, and we cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain vendor products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony's. For example, weather patterns in recent years have resulted in lower than normal levels of precipitation in key agricultural states such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts are uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors. In that case, our financial condition, results of operations and business could be adversely affected.
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
If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from contracting with the government.  The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations.  In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.
Product liability claims could have an adverse effect on our business.
We face an inherent risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. In addition, meat, seafood and poultry products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in our meat and poultry products. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.
A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers.  Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.  Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers' personal information, private information about employees, and financial and strategic information about the Company and its business partners.  Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.  Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.
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
As of August 2, 2014 we had approximately 8,700 full and part-time employees, 452 of whom (approximately 5.2%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts, Iowa City, Iowa, and Dayville, Connecticut facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Auburn, Washington, and Dayville, Connecticut agreements expire in June 2017, March 2017, June 2017, February 2017, and July 2019, respectively. We have in the past been the focus of union-organizing efforts, and it is likely that we will be the focus of similar efforts in the future.
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

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We maintained thirty-two distribution centers at August 2, 2014 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 7.2 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry. In June 2014 and September 2014, respectively, we began operations at our new distribution centers in Sturtevant, Wisconsin and Montgomery, New York. We are also constructing new distribution centers in Prescott, Wisconsin and Gilroy, California.
Set forth below for each of our distribution centers is its location and the expiration of leases as of August 2, 2014 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia*	Owned
Auburn, California*	Owned
Auburn, Washington	August 2019
Aurora, Colorado	July 2015
Aurora, Colorado	October 2033
Burnaby, British Columbia	October 2018
Burnsville, Minnesota	July 2015
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire*	Owned
Concord, Ontario	December 2021
Dayville, Connecticut*	Owned
Greenwood, Indiana*	Owned
Iowa City, Iowa*	Owned
Lancaster, Texas	July 2025
Leicester, Massachusetts	November 2015
Logan Township, New Jersey	May 2028
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2015
Philadelphia, Pennsylvania	January 2020
Richmond, British Columbia	August 2022
Ridgefield, Washington*	Owned
Ridgefield, Washington	September 2015
Rocklin, California*	Owned
Sarasota, Florida	July 2017
Scotstown, Quebec	Owned
St. Laurent, Quebec	July 2017
Sturtevant, Wisconsin*	Owned
Truckee, California	August 2015
Vernon, California*	Owned
West Sacramento, California	Owned
York, Pennsylvania	May 2020
Yuba City, California	September 2021
*The properties noted above are mortgaged under and encumbered by our Term Loan Agreement entered into on August 14, 2014.
We lease facilities to operate twelve natural products retail stores through our Earth Origins division in Florida, Maryland and Massachusetts and one retail store through our UNFI Canada division, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2018.
We lease office space in Santa Cruz, California, Chesterfield, New Hampshire, Uniondale, New York, Richmond, Virginia, and Providence, Rhode Island, the site of our corporate headquarters. Our leases have been entered into upon terms that we believe to be reasonable and customary.
We lease warehouse facilities in Minneapolis, Minnesota that we acquired in connection with our acquisition of Roots & Fruits Produce Cooperative in 2005 and West Sacramento, California that we acquired in connection with our acquisition of Tony's. Both of these facilities are currently being subleased under an agreement that expires concurrently with our lease termination in November 2016 and April 2018, respectively. We also lease offsite storage space near certain of our distribution facilities.

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
The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2014	High	Low
First Quarter	$75.85	$58.29
Second Quarter	76.85	66.74
Third Quarter	79.64	64.12
Fourth Quarter	69.85	58.04

Fiscal 2013
First Quarter	$61.26	$52.72
Second Quarter	56.01	50.25
Third Quarter	56.45	47.20
Fourth Quarter	60.42	47.67
On August 2, 2014, we had 96 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.
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
We did not repurchase any shares during the fourth quarter ended August 2, 2014.
Comparative Stock Performance
The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on August 1, 2009 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
The index of Food Distributors and Wholesalers (referred to below as the "Peer Group") includes SuperValu, Inc. and SYSCO Corporation.
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

*	$100 invested on 8/1/09 in UNFI common stock or 7/31/09 in relevant index, including reinvestment of dividends. Index calculated on a month-end basis.

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

Consolidated Statement of Income Data:(1)	August 2, 2014	August 3, 2013	July 28, 2012	July 30, 2011	July 31, 2010
		(53 weeks)
	(In thousands, except per share data)
Net sales	$6,794,447	$6,064,355	$5,236,021	$4,530,015	$3,757,139
Cost of sales	5,666,802	5,039,279	4,320,018	3,705,205	3,060,208
Gross profit	1,127,645	1,025,076	916,003	824,810	696,931
Operating expenses	916,857	837,953	755,744	688,859	582,029
Restructuring and asset impairment expense	—	1,629	5,101	6,270	—
Total operating expenses	916,857	839,582	760,845	695,129	582,029
Operating income	210,788	185,494	155,158	129,681	114,902
Other expense (income):
Interest expense	7,753	5,897	4,734	5,000	5,845
Interest income	(508)	(632)	(715)	(1,226)	(247)
Other, net	(3,865)	6,113	356	(528)	(2,698)
Total other expense, net	3,380	11,378	4,375	3,246	2,900
Income before income taxes	207,408	174,116	150,783	126,435	112,002
Provision for income taxes	81,926	66,262	59,441	49,762	43,681
Net income	$125,482	$107,854	$91,342	$76,673	$68,321
Per share data—Basic:
Net income	$2.53	$2.19	$1.87	$1.62	$1.58
Weighted average basic shares of common stock	49,602	49,217	48,766	47,459	43,184
Per share data—Diluted:
Net income	$2.52	$2.18	$1.86	$1.60	$1.57
Weighted average diluted shares of common stock	49,888	49,509	49,100	47,815	43,425

Consolidated Balance Sheet Data:	August 2, 2014	August 3, 2013	July 28, 2012	July 30, 2011	July 31, 2010
	(In thousands)
Working capital	$854,451	$716,951	$612,700	$381,071	$194,190
Total assets	2,297,233	1,729,908	1,493,946	1,400,988	1,250,799
Total long-term debt and capital leases, excluding current portion	32,510	33,091	635	986	48,433
Total stockholders' equity	$1,243,364	$1,099,146	$978,716	$869,667	$630,447

(1)	Includes the effect of acquisitions from the date of acquisition.
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
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	our dependence on principal customers;

•	our sensitivity to general economic conditions, including the current economic environment;

•	changes in disposable income levels and consumer spending trends;

•	our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on these sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•	our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers and our transportation management system across our Company;

•	increased fuel costs;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	union-organizing activities that could cause labor relations difficulties;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management's allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisition of Tony's
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
Overview
We believe we are a leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-two distribution centers, representing approximately 7.2 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
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

•	our retail division, consisting of Earth Origins, which operates our twelve natural products retail stores within the United States; and

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
We have been the primary distributor to Whole Foods Market for more than sixteen years. We now serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 36% of our net sales for the years ended August 2, 2014 and August 3, 2013.
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
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary, UNFI West for consideration of approximately $206.2 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s provides us with an immediate platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.
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
To maintain our market leadership and improve our operating efficiencies, we seek to continually:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader product selection than our competitors;

•	offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;

•	centralize general and administrative functions to reduce expenses;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology;

•	integrate administrative and accounting functions; and

•	reduce the geographic overlap between regions.
Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At August 2, 2014, our distribution capacity totaled approximately 7.2 million square feet. In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. In October 2010, in connection with the acquisition of the Rocky Mountain distribution business of Whole Foods Distribution, we took over the operations, including the assumption of an operating lease at a distribution center in Aurora, Colorado, augmenting our existing Aurora, Colorado distribution center, which was at capacity, in serving customers in Colorado, Utah, Arizona and New Mexico. In May 2013, we began operations at our new 540,000 square foot distribution center in Aurora, Colorado, replacing our existing two broadline distribution centers, an Albert's distribution center and an off-site storage location and also began operations at our new Albert's distribution center in Logan, New Jersey. We have progressed in our multi-year expansion plan, which included new distribution centers in Sturtevant, Wisconsin and Montgomery, New York from which we began operations in June 2014 and September 2014, respectively, construction of a new distribution center in Prescott, Wisconsin, from which we expect to begin operations in the fourth quarter of fiscal 2015, and an additional facility in Gilroy, California.
Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center, interest income and miscellaneous income and expenses. Fiscal 2014 other income includes a gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Sturtevant, Wisconsin facility. Fiscal year 2013 other expense also includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies are: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers' compensation and automobile liabilities, (iii) valuing assets and liabilities acquired in business combinations; and (iv) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.
Allowance for doubtful accounts
We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $449.9 million and $339.6 million, net of the allowance for doubtful accounts of $7.6 million and $9.3 million, as of August 2, 2014 and August 3, 2013, respectively. Our notes receivable balances were $5.9 million and $3.3 million, net of the allowance for doubtful accounts of $0.7 million and $0.8 million, as of August 2, 2014 and August 3, 2013, respectively.
Insurance reserves
We are primarily self-insured for workers' compensation, and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $18.9 million and $18.5 million as of August 2, 2014 and August 3, 2013, respectively.

Business Combinations
We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.
Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Intangible assets determined to have an indefinite useful life are reassessed periodically based on the expected use of the asset by us, legal or contractual provisions that may affect the useful life or renewal or extension of the asset’s contractual life without substantial cost, and the effects of demand, competition and other economic factors.
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
As of August 2, 2014, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 93.5% of our goodwill is within our wholesale reporting unit. Total goodwill as of August 2, 2014 and August 3, 2013 was $274.5 million and $201.9 million, respectively.
Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. During fiscal 2012, our long-term plans related to the trade name of a portion of our Canadian wholesale distribution business evolved, and we decided to phase out this trade name. As a result, we began amortizing this trade name over a period of ten years. As a result, our branded product line asset group and the tradename acquired in the Tony's acquisition are the only remaining indefinite lived intangible assets. As of our most recent annual impairment review, the branded product line asset group was determined not to be impaired. The qualitative factors used in the impairment assessment for the branded product line asset group included a review of the most recent quantitative impairment review through which we confirmed that fair value exceeded carrying value by at least 20% and that pre-tax operating income was at least 85% of the prior year. We believe these projections are reasonable based on our historical trends and expectation of future results. Total indefinite lived intangible assets as of August 2, 2014 and August 3, 2013 were $53.6 million and $28.3 million, respectively.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fiscal year ended August 3, 2013, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset. Total finite-lived intangible assets as of August 2, 2014 and August 3, 2013 were $81.4 million and $21.3 million, respectively.
The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.
Results of Operations
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal year ended
	August 2, 2014		August 3, 2013	July 28, 2012
Net sales	100.0%		100.0%	100.0%
Cost of sales	83.4%		83.1%	82.5%
Gross profit	16.6%		16.9%	17.5%
Operating expenses	13.5%		13.8%	14.4%
Restructuring and asset impairment expenses	—%		—%	0.1%
Total operating expenses	13.5%		13.8%	14.5%
Operating income	3.1%		3.1%	3.0%
Other expense (income):
Interest expense	0.1%		0.1%	0.1%
Interest income	—%		—%	—%
Other, net	(0.1)%		0.1%	—%
Total other expense, net	—%		0.2%	0.1%
Income before income taxes	3.1%		2.9%	2.9%
Provision for income taxes	1.2%		1.1%	1.1%
Net income	1.8%	*	1.8%	1.7%	*

* Total reflects rounding
Fiscal year ended August 2, 2014 compared to fiscal year ended August 3, 2013
Net Sales
Our net sales for the fiscal year ended August 2, 2014 increased approximately 12.0%, or $730 million, to a record $6.79 billion from $6.06 billion for the fiscal year ended August 3, 2013. This increase was primarily due to growth in our wholesale segment of $711.9 million. We experienced organic growth (sales growth excluding the impact of acquisitions) of 10.2% over the prior fiscal year due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales for the fiscal year ended August 3, 2013 were benefited by approximately $118.7 million, due to an additional week during the fiscal year compared to fiscal 2014. Net sales for the fiscal year ended August 2, 2014 was favorably impacted by the acquisition of Trudeau Foods and Tony's which contributed approximately $62.9 million and $45.3 million of net sales, respectively. Our net sales for the fiscal year ended August 2, 2014 were also favorably impacted by moderate price inflation of approximately 2% during the year.

Our net sales by customer type for the fiscal years ended August 2, 2014 and August 3, 2013 were as follows (in millions):

Customer Type	2014 Net Sales	% of Total Net Sales		2013 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,223	33%		$2,040	34%
Supernatural chains	2,422	36%		2,207	36%
Conventional supermarkets	1,755	26%		1,501	25%
Other	394	5%	*	316	5%
Total	$6,794	100%		$6,064	100%
* Total reflects rounding
Net sales to our independent retailer channel increased by approximately $183 million, or 9.0% during the fiscal year ended August 2, 2014 compared to the fiscal year ended August 3, 2013. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended August 2, 2014 increased by approximately $215 million or 9.7% over the prior year and accounted for approximately 36% of our total net sales for each of the fiscal years ended August 2, 2014 and August 3, 2013. The increase in sales to Whole Foods Market is primarily due to the increases in same-store sales as well as sales by our Tony's subsidiary to Whole Foods Market, Tony's largest customer in fiscal 2014.
Net sales to conventional supermarkets for the fiscal year ended August 2, 2014 increased by approximately $254 million, or 16.9% from fiscal 2013 and represented approximately 26% of total net sales in fiscal 2014 compared to 25% in fiscal 2013. The increase in net sales to conventional supermarkets is due to increased demand for our products, conventional supermarkets expanding the breadth of products carried in their stores, and additional sales as a result of our acquisition of Trudeau Foods and Tony's during fiscal 2014.
Other net sales, which include sales to foodservice and sales from the United States to countries other than Canada, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $78 million or 24.7% during the fiscal year ended August 2, 2014 over the prior fiscal year and accounted for approximately 5% of total net sales in fiscal 2014 and fiscal 2013. The increase in other net sales was primarily driven by an increase in broadline distribution sales to foodservice customers.
As we continue to aggressively pursue new customers and as economic conditions continue to stabilize, we expect net sales for fiscal 2015 to grow over fiscal 2014. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. Our acquisition of Tony's should allow us to sell more specialty protein, cheese and deli items to our customers. We expect that most of our sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced in fiscal 2014 will contribute to our projected net sales growth in fiscal 2015.
Cost of Sales and Gross Profit
Our gross profit increased approximately 10.0%, or $102.6 million, to $1.13 billion for the fiscal year ended August 2, 2014, from $1.03 billion for the fiscal year ended August 3, 2013. Our gross profit as a percentage of net sales was 16.6% for the fiscal year ended August 2, 2014 and 16.9% for the fiscal year ended August 3, 2013. The decrease in gross profit was attributed to a combination of severe weather in the second quarter, the foreign exchange impact of weakness in the Canadian dollar on our Canadian business and the continued shift in sales growth towards supernatural, national supermarket and multi-unit independent customers. These challenges were partially offset by improved execution by the supply chain group, specifically with respect to procurement and inbound logistics.
Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the year fiscal ended August 2, 2014 approximately $469 million of our total net sales growth of $730 million was from increased net sales in the conventional supermarket and supernatural channels. Approximately 61% of our total net sales for each of the fiscal years 2014 and 2013 were to the conventional supermarket and supernatural channels. We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels.
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
Operating Expenses
Our total operating expenses increased approximately 9.2%, or $77.3 million, to $916.9 million for the fiscal year ended August 2, 2014, from $839.6 million for the fiscal year ended August 3, 2013. The increase in total operating expenses for the fiscal year ended August 2, 2014 was primarily due to an increase in net sales year over year as well as the inclusion of operating expenses attributable to current year acquisitions. Total operating expenses for the fiscal year ended August 2, 2014 included approximately $1.4 million and $0.8 million related to the start up of the Company's Sturtevant, Wisconsin and Montgomery, New York facilities, respectively, in addition to approximately $1.5 million of Tony's acquisition costs. Operating expenses for the fiscal year ended August 3, 2013 included $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset.
Total operating expenses for fiscal 2014 include share-based compensation expense of $14.6 million, compared to $15.1 million in fiscal 2013. Share-based compensation expense for the fiscal years ended August 2, 2014 and August 3, 2013 includes approximately $1.1 million and $1.5 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those years ended August 2, 2014 and August 3, 2013. Share-based compensation expense also includes an overall benefit of $0.1 million for the year ended August 2, 2014 and expense of $1.7 million for the years ended August 3, 2013, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component that was established for members of our executive leadership team. The $0.1 million net benefit recorded for fiscal 2014 is a result of established metrics not being met for the 2-year performance period ended August 2, 2014, offset by expense recorded for the 2-year performance year ended August 1, 2015. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
As a percentage of net sales, total operating expenses decreased to approximately 13.5% for the fiscal year ended August 2, 2014, from approximately 13.8% for the fiscal year ended August 3, 2013. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales, as well as expense control programs across all of our divisions. Our operating expenses as a percentage of net sales for fiscal 2013 were negatively impacted by $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled and optimize use of trailer space, reducing idle times and other similar measures. We expect that we will be able to continue to reduce our operating expenses as we continue the roll-out of our supply chain initiatives including a national warehouse management and procurement system, first launched in our Lancaster, Texas facility in September 2010, our Ridgefield, Washington facility in July 2012 and our new Sturtevant, Wisconsin facility in July 2014, and is expected to be rolled out in all of our existing, broadline distribution centers by the end of fiscal 2017.
Operating Income
Operating income increased approximately 13.6%, or $25.3 million, to $210.8 million for the fiscal year ended August 2, 2014, from $185.5 million for the fiscal year ended August 3, 2013. As a percentage of net sales, operating income was 3.1% for each of the fiscal years ended August 2, 2014 and August 3, 2013.
Other Expense (Income)
Other expense (income) decreased $8.0 million to $3.4 million for the fiscal year ended August 2, 2014, from $11.4 million for the fiscal year ended August 3, 2013. Interest expense for the fiscal year ended August 2, 2014 increased to $7.8 million from $5.9 million in the fiscal year ended August 3, 2013. This increase is primarily related to a full year for our Aurora, Colorado facility, which we are accounting for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction, which increased $1.8 million to $2.5 million for fiscal 2014 from $0.7 million in fiscal 2013. Interest income for the fiscal year ended August 2, 2014 decreased to $0.5 million from $0.6 million in the fiscal year ended

August 3, 2013. Other income for the fiscal year ended August 2, 2014 includes a pre-tax gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Sturtevant, Wisconsin facility. Other expense for the fiscal year ended August 3, 2013 includes a pre-tax charge of $4.9 million related to an agreement to settle a multi-state unclaimed property audit.
Provision for Income Taxes
Our effective income tax rate was 39.5% and 38.1% for the fiscal years ended August 2, 2014 and August 3, 2013, respectively. The increase in the effective income tax rate is the result of a net benefit for the reversal of uncertain tax positions in the fiscal year ended August 3, 2013, and tax credits associated with a renewable energy project in Moreno Valley, California. This increase was partially offset by tax benefits associated with anticipated amended state tax return filings to claim prior year state net operating losses. Our effective income tax rate in both fiscal years was also affected by increased state taxes resulting from the states in which we operate.
Net Income
Reflecting the factors described in more detail above, net income increased $17.6 million to $125.5 million, or $2.52 per diluted share, for the fiscal year ended August 2, 2014, compared to $107.9 million, or $2.18 per diluted share for the fiscal year ended August 3, 2013.
Fiscal year ended August 3, 2013 compared to fiscal year ended July 28, 2012
Net Sales
Our net sales for the fiscal year ended August 3, 2013 increased approximately 15.8%, or $828 million, to a then record $6.06 billion from $5.24 billion for the fiscal year ended July 28, 2012. This increase was primarily due to growth in our wholesale segment of $821.8 million. Our organic growth (sales growth excluding the impact of acquisitions) of 14.8% was due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. In addition to net sales growth attributable to our organic growth, we also benefited from the inclusion of $53.8 million in incremental net sales related to our acquisitions of certain assets of three distributors completed during the first quarter of fiscal 2013. Our net sales for the fiscal year ended August 3, 2013 were also favorably impacted by approximately 2.2%, or $118.7 million, due to the addition of an extra week in the fiscal year compared to fiscal 2012, and by moderate food price inflation of approximately 2% during the year.
Our net sales by customer type for the fiscal years ended August 3, 2013 and July 28, 2012 were as follows (in millions):

Customer Type	2013 Net Sales	% of Total Net Sales	2012 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,040	34%	$1,847	35%
Supernatural chains	2,207	36%	1,883	36%
Conventional supermarkets	1,501	25%	1,246	24%
Other	316	5%	260	5%
Total	$6,064	100%	$5,236	100%

Net sales to our independent retailer channel increased by approximately $193 million, or 10.4% during the fiscal year ended August 3, 2013 compared to the year ended July 28, 2012. While net sales in this channel increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represented a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended August 3, 2013 increased by approximately $324 million or 17.2% over the prior year and accounted for approximately 36% of our total net sales for each of the fiscal years ended August 3, 2013 and July 28, 2012. The increase in sales to Whole Foods Market is primarily due to the increases in same-store sales, and to a lesser extent, new store additions compared to the prior year.
Net sales to conventional supermarkets for the fiscal year ended August 3, 2013 increased by approximately $255 million, or 20.5% from fiscal 2012 and represented approximately 25% of total net sales in fiscal 2013 compared to 24% in fiscal 2012. The increase in net sales to conventional supermarkets was due to increased demand for our products, conventional supermarkets expanding the breadth of products carried in their stores, and the additional two months of sales in fiscal 2013 versus the ten months of sales in fiscal 2012 to a large national customer which we began servicing during the first quarter of fiscal 2012.
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
Cost of Sales and Gross Profit
Our gross profit increased approximately 11.9%, or $109.1 million, to $1.03 billion for the fiscal year ended August 3, 2013, from $916.0 million for the fiscal year ended July 28, 2012. Our gross profit as a percentage of net sales was 16.9% for the fiscal year ended August 3, 2013 and 17.5% for the fiscal year ended July 28, 2012. The decrease in gross profit as a percentage of net sales is primarily due to the continued change in the mix of net sales by channel, as well as a reduced number of promotional opportunities driven by higher supplier out of stocks and the increased sales of customers' private label brands, which carry a lower gross margin, combined with higher inbound freight costs. Our decision to maintain higher service levels despite greater supplier out of stocks also negatively impacted our gross margin in fiscal 2013 due to increased costs to move freight on an expedited basis and between our facilities.
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
Operating Expenses
Our total operating expenses increased approximately 10.3%, or $78.7 million, to $839.6 million for the fiscal year ended August 3, 2013, from $760.8 million for the fiscal year ended July 28, 2012. The increase in total operating expenses for the year ended August 3, 2013 was primarily due to higher sales volume, approximately $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset. Operating expenses for the fiscal year ended July 28, 2012 included $5.1 million of severance and other restructuring expenses associated with the divestiture of our conventional non-food and general merchandise lines of business and $1.6 million in start-up expenses incurred in connection with onboarding a large national conventional supermarket customer.
Total operating expenses for fiscal 2013 include share-based compensation expense of $15.1 million, compared to $11.4 million in fiscal 2012. Share-based compensation expense for the fiscal years ended August 3, 2013 and July 28, 2012 includes approximately $1.5 million and $1.7 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those years ended August 3, 2013 and July 28, 2012. The Company recorded $1.7 million and $0.4 million for the fiscal years ended August 3, 2013 and July 28, 2012, respectively, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component that was established for members of our executive leadership team. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
As a percentage of net sales, total operating expenses decreased to approximately 13.8% for the fiscal year ended August 3, 2013, from approximately 14.5% for the fiscal year ended July 28, 2012. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which in general have lower operating expenses and higher fixed cost coverage due to higher sales, as well as expense control programs across all of our divisions. Our operating expenses as a percentage of net sales for fiscal 2013 were negatively impacted by $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset. We were able to manage our fuel costs despite rising prices by locking in the price of a portion of our expected fuel usage, updating and revising existing routes to reduce miles traveled and optimize use of trailer space, reducing idle times and other similar measures.
Operating Income
Operating income increased approximately 19.6%, or $30.3 million, to $185.5 million for the fiscal year ended August 3, 2013, from $155.2 million for the fiscal year ended July 28, 2012. As a percentage of net sales, operating income was 3.1% for the fiscal year ended August 3, 2013 compared to 3.0% for the fiscal year ended July 28, 2012. The increase in operating income is primarily attributable to sales growth and lower operating expenses as a percentage of net sales during fiscal 2013 compared to fiscal 2012.
Other Expense (Income)
Other expense (income) increased $7.0 million to $11.4 million for the fiscal year ended August 3, 2013, from $4.4 million for the fiscal year ended July 28, 2012. Other expense for the fiscal year ended August 3, 2013 included a pre-tax charge of $4.9 million related to an agreement to settle a multi-state unclaimed property audit. Interest expense for the fiscal year ended August 3, 2013 increased to $5.9 million from $4.7 million in the fiscal year ended July 28, 2012 primarily due to $0.7 million of non-cash interest expense related to the Aurora, Colorado facility as we are accounting for this facility under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction. Interest income for the fiscal year ended August 3, 2013 decreased to $0.6 million from $0.7 million in the fiscal year ended July 28, 2012.
Provision for Income Taxes
Our effective income tax rate was 38.1% and 39.4% for the fiscal years ended August 3, 2013 and July 28, 2012, respectively. The decrease in the effective income tax rate was impacted by a net benefit for the reversal of uncertain tax positions for the fiscal year ended August 3, 2013, and one time tax credits associated with a renewable energy project in Moreno Valley, California. Our effective income tax rate in both fiscal years was also affected by increased state taxes resulting from the states in which we operate.
Net Income
Reflecting the factors described in more detail above, net income increased $16.5 million to $107.9 million, or $2.18 per diluted share, for the fiscal year ended August 3, 2013, compared to $91.3 million, or $1.86 per diluted share for the fiscal year ended July 28, 2012.
Liquidity and Capital Resources
We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $75.0 million to $125 million in cash flow from operations per year for the 2015 and 2016 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures to approximately 2% to 2.2% of net sales for fiscal 2015 excluding the impact of any potential sale-leaseback transactions, reflecting an increase over levels experienced in fiscal 2013 and fiscal 2014 as we construct new distribution centers in Wisconsin and California in fiscal 2015. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.
In May 2014, we entered into the Amendment to our amended and restated revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility to $600 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, the amended and restated revolving credit facility provides a one-time option to increase the borrowing base by up to an additional $150 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits us to enter into a real-estate backed term loan facility which shall not exceed $200.0 million. The borrowings of the US portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, accrue interest, at the our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) the LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at the our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. An annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments.
As of August 2, 2014, our borrowing base, based on eligible accounts receivable and inventory levels, was $587.4 million. As of August 2, 2014, we had $415.7 million outstanding under our credit facility, $33.6 million in letter of credit commitments and $2.8 million in reserves which generally reduces our available borrowing capacity under its revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $135.3 million as of August 2, 2014. The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to fixed charge coverage ratio covenants as of the fiscal year ended August 2, 2014.
On August 14, 2014, we entered into a real-estate backed Term Loan Agreement by and among us, our wholly-owned subsidiary Albert’s, the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. We are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility. Under the Term Loan Agreement, we at our option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.
Our capital expenditures for the 2014 fiscal year were $147.3 million, compared to $66.6 million for fiscal 2013, primarily driven by the construction of our new Sturtevant, Wisconsin and Montgomery, New York distribution centers. We believe that our capital requirements for fiscal 2015 will be between $165 million and $180 million. This does not include any potential proceeds related to a planned sale leaseback transaction at our Prescott, Wisconsin facility. We expect to finance these requirements with cash generated from operations, proceeds from a planned sale leaseback and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both additional warehouse space and technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our future capital requirements after fiscal 2015 will be marginally lower than our anticipated fiscal 2015 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through our revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.
Net cash provided by operations was $62.4 million for the year ended August 2, 2014, an increase of $18.1 million from the $44.3 million provided by operations for the year ended August 3, 2013. Net cash provided by operating activities of $62.4 million for fiscal 2014 was primarily due to net income for the year of $125.5 million, coupled with depreciation and amortization of $48.8 million and an increase in accounts payable of $28.2 million. These cash in-flows were partially offset by increases in inventories of $97.8 million in part as a result stocking inventory in our Sturtevant, Wisconsin facility as we prepared to commence operations and an increase in accounts receivable of $70.7 million due to our sales growth during the year. Net cash provided by operations of $44.3 million for the year ended August 3, 2013 was impacted by an increase in inventories of $123.9 million in part as a response to higher supplier out of stocks, and an increase in accounts receivable of $37.3 million due to our sales growth during the year, more than offset by net income of $107.9 million. Days in inventory was 51 days at August 2, 2014, compared to 52 days at August 3, 2013. Days sales outstanding increased from 21 at August 3, 2013 to 23 days at August 2, 2014. Working capital increased by $137.5 million, or 19.2%, to $854.5 million at August 2, 2014, compared to working capital of $717.0 million at August 3, 2013, primarily as a result of the increase in our inventory and accounts receivable balances.
Net cash used in investing activities increased $280.5 million to $352.8 million for the fiscal year ended August 2, 2014, compared to $72.3 million for the fiscal year ended August 3, 2013. The increase from the fiscal year ended August 3, 2013 was primarily due to an increase in capital spending associated with our Sturtevant, Wisconsin and Montgomery, New York distribution centers coupled with the acquisitions of Trudeau Foods during the first quarter of fiscal 2014 and Tony's in the fourth quarter of fiscal 2014. Net cash used in investing activities of $72.3 million for the fiscal year ended August 3, 2013 was primarily due to capital spending associated with our Logan, New Jersey distribution center coupled with the acquisition of three distribution companies in the first quarter of fiscal 2013.

Net cash provided by financing activities was $295.4 million for the fiscal year ended August 2, 2014. We present proceeds and borrowings related to the Company's amended and restated revolving credit facility on a gross basis. The net cash provided by financing activities was primarily due to gross borrowings under our amended and restated revolving credit facility of $853.9 million, partially offset by repayments of $568.3 million. This increase is primarily attributable to the borrowings used to fund capital expenditures and the acquisition of Tony's in the fourth quarter of fiscal 2014. Net cash provided by financing activities was $22.3 million for the fiscal year ended August 3, 2013, primarily due to borrowings, net of repayments, under our amended and restated revolving credit facility of $15.9 million and increases in bank overdrafts of $6.3 million.
We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended August 2, 2014 and August 3, 2013, we had no outstanding commodity swap agreements.
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of August 2, 2014, we had entered into agreements which require us to purchase a total of approximately 8.9 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. As of August 3, 2013, we were not a party to any agreements which required us to purchase diesel fuel. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts will be expensed as incurred and included within operating expenses.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of August 2, 2014:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$29,379	$29,379
Diesel fuel purchase commitments	32,551	32,551	—	—	—
Notes payable (1)	415,660	—	—	415,660	—
Long-term debt (2)	33,500	990	2,141	2,556	27,813
Deferred compensation	11,752	1,368	2,608	2,130	5,646
Long-term non-capitalized leases	289,273	50,399	87,581	64,115	87,178
Total	$812,115	$114,687	$92,330	$484,461	$120,637
(1) The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. Notes payable does not included outstanding letters of credit of approximately $33.6 million at August 2, 2014 nor approximately $29.7 million in interest payments (including unused lines fees) projected to be due in future years (less than 1 year – $7.8 million; 1−3 years – $15.6 million; and 3-5 years $6.3 million) based on the variable rates in effect at August 2, 2014. Variable rates, as well as outstanding principal balances, could change in future periods. See "Liquidity and Capital Resources" above and Note 6 "Notes Payable" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our credit facility.
(2) Long-term debt does not include approximately $24.3 million in interest payments projected to be due in future years (less than 1 year - $2.4 million; 1-3 years - $4.6 million; 3-5 years - $4.3 million; thereafter - $13.0 million). See Note 7 "Long-Term Debt" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our long-term debt.
Included in other liabilities in the consolidated balance sheet at August 2, 2014, the Company has a liability, including potential interest and penalties, of $0.6 million for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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
Recently Issued Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) ("ASU 2014-09"). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which will be the first quarter of the fiscal year ended July 28, 2018. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity. The new guidance raises the threshold for disposals that would qualify as discontinued operations and also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which would be the Company's first quarter of the fiscal year ended July 30, 2016, and should be applied on prospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for annual reporting periods that begin after December 15, 2012 and was adopted by the Company in the first quarter of the fiscal year ending August 2, 2014. The adoption of ASU 2013-02 did not have an impact on the presentation of the Company's consolidated financial statements.
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
At August 2, 2014, we had long-term floating rate debt under our amended and restated revolving credit facility of $415.7 million and long-term fixed rate debt of $33.5 million, representing 92.5% and 7.5%, respectively, of our long-term borrowings. At August 3, 2013, we had long-term floating rate debt under our amended and restated revolving credit facility of $130.6 million and long-term fixed rate debt of $34.1 million, representing 79.3% and 20.7%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $0.6 million for each fiscal year ended August 2, 2014 and August 3, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of August 2, 2014 and August 3, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 2, 2014. We also have audited United Natural Food, Inc.’s internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Foods, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of August 2, 2014 and August 3, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended August 2, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, United Natural Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
On July 15, 2014, the Company and its wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West") acquired all of the outstanding capital stock of Tony's Fine Foods ("Tony's"), and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of August 2, 2014, Tony's internal control over financial reporting with associated assets of approximately $261.9 million (of which $145.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $45.3 million generated by Tony's that was included in the Company's consolidated financial statements as of and for the year ended August 2, 2014. Our audit of internal control over financial reporting of United Natural Foods, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Tony’s.

Providence, Rhode Island
October 1, 2014

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 2, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,116	$11,111
Accounts receivable, net of allowance of $7,589 and $9,271, respectively	449,870	339,590
Inventories	834,722	702,161
Deferred income taxes	32,518	23,822
Prepaid expenses and other current assets	45,064	38,534
Total current assets	1,378,290	1,115,218
Property and equipment, net	483,960	338,594
Goodwill	274,548	201,874
Intangible assets, net of accumulated amortization of $19,002 and $14,214, respectively	134,989	49,540
Other assets	25,446	24,682
Total assets	$2,297,233	$1,729,908
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385,890	$283,851
Accrued expenses and other current liabilities	136,959	113,397
Current portion of long-term debt	990	1,019
Total current liabilities	523,839	398,267
Notes payable	415,660	130,594
Deferred income taxes	50,995	41,474
Other long-term liabilities	30,865	27,336
Long-term debt, excluding current portion	32,510	33,091
Total liabilities	1,053,869	630,762
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,771 issued and outstanding shares at August 2, 2014; 49,330 issued and outstanding shares at August 3, 2013	498	493
Additional paid-in capital	402,875	380,109
Unallocated shares of Employee Stock Ownership Plan	(14)	(39)
Accumulated other comprehensive loss	(5,152)	(1,092)
Retained earnings	845,157	719,675
Total stockholders' equity	1,243,364	1,099,146
Total liabilities and stockholders' equity	$2,297,233	$1,729,908

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
Net sales	$6,794,447	$6,064,355	$5,236,021
Cost of sales	5,666,802	5,039,279	4,320,018
Gross profit	1,127,645	1,025,076	916,003
Operating expenses	916,857	837,953	755,744
Restructuring and asset impairment expenses	—	1,629	5,101
Total operating expenses	916,857	839,582	760,845
Operating income	210,788	185,494	155,158
Other expense (income):
Interest expense	7,753	5,897	4,734
Interest income	(508)	(632)	(715)
Other, net	(3,865)	6,113	356
Total other expense, net	3,380	11,378	4,375
Income before income taxes	207,408	174,116	150,783
Provision for income taxes	81,926	66,262	59,441
Net income	$125,482	$107,854	$91,342
Basic per share data:
Net income	$2.53	$2.19	$1.87
Weighted average basic shares of common stock	49,602	49,217	48,766
Diluted per share data:
Net income	$2.52	$2.18	$1.86
Weighted average diluted shares of common stock	49,888	49,509	49,100

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
Net income	$125,482	$107,854	$91,342
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(4,060)	$(2,988)	$(3,729)
Change in fair value of swap agreements	—	—	763
Total other comprehensive loss, net of tax	$(4,060)	$(2,988)	$(2,966)
Total comprehensive income	$121,422	$104,866	$88,376

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at July 30, 2011	48,520	$485	27	$(708)	$345,036	$(542)	$4,862	$520,534	$869,667
Allocation of shares to ESOP						453			453
Stock option exercises and restricted stock vestings, net	491	5	(27)	708	5,386			(55)	6,044
Share-based compensation					11,372				11,372
Tax benefit associated with stock plans					2,804				2,804
Fair value of swap agreement, net of tax							763		763
Foreign currency translation							(3,729)		(3,729)
Net income								91,342	91,342
Balances at July 28, 2012	49,011	$490	—	$—	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP						50			50
Stock option exercises and restricted stock vestings, net	319	3			(1,545)				(1,542)
Share-based compensation					15,104				15,104
Tax benefit associated with stock plans					1,952				1,952
Foreign currency translation							(2,988)		(2,988)
Net income								107,854	107,854
Balances at August 3, 2013	49,330	$493	—	$—	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
Allocation of shares to ESOP						25			25
Issuance of common stock for acquisition	112	1			7,103				7,104
Stock option exercises and restricted stock vestings, net	329	4			(1,546)				(1,542)
Share-based compensation					14,608				14,608
Tax benefit associated with stock plans					2,601				2,601
Foreign currency translation							(4,060)		(4,060)
Net income								125,482	125,482
Balances at August 2, 2014	49,771	$498	—	$—	$402,875	$(14)	$(5,152)	$845,157	$1,243,364
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(In thousands)	August 2, 2014	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,482	$107,854	$91,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,758	42,398	39,560
Deferred income tax expense (benefit)	881	6,780	(6,115)
Share-based compensation	14,608	15,104	11,372
Excess tax benefit from share-based payment arrangements	(2,601)	(1,952)	(2,804)
Loss (gain) on disposals of property and equipment	647	(513)	(313)
Gain associated with acquisition of land	(4,840)	—	—
Impairment of indefinite lived intangibles	—	1,629	—
Provision for doubtful accounts	3,152	4,227	3,532
Non-cash interest expense	2,012	651	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(70,717)	(37,295)	(51,193)
Inventories	(97,819)	(123,904)	(62,822)
Prepaid expenses and other assets	2,024	(17,702)	15,050
Accounts payable	28,205	34,974	16,095
Accrued expenses	12,627	12,080	12,540
Net cash provided by operating activities	62,419	44,331	66,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,303)	(66,554)	(31,492)
Purchases of acquired businesses, net of cash acquired	(211,574)	(8,135)	(3,297)
Proceeds from disposals of property and equipment	6,084	2,368	332
Net cash used in investing activities	(352,793)	(72,321)	(34,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	853,884	610,046	1,021,517
Repayments of borrowings under revolving credit line	(568,338)	(594,107)	(1,021,517)
Repayments of long-term debt	(1,226)	(353)	(47,447)
Increase in bank overdraft	11,501	6,347	8,673
Proceeds from exercise of stock options	2,215	1,942	7,571
Payment of employee restricted stock tax withholdings	(3,757)	(3,484)	(1,526)
Excess tax benefit from share-based payment arrangements	2,601	1,952	2,804
Capitalized debt issuance costs	(1,523)	—	(2,905)
Net cash provided by (used in) financing activities	295,357	22,343	(32,830)
Effect of exchange rate changes on cash and cash equivalents	22	636	298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,005	(5,011)	(745)

Cash and cash equivalents at beginning of period	11,111	16,122	16,867
Cash and cash equivalents at end of period	$16,116	$11,111	$16,122
Supplemental disclosures of cash flow information:
Non-cash financing activity	$—	$32,826	$—
Non-cash investing activity	$7,104	$32,826	$—
Cash paid for interest	$6,599	$5,246	$4,734
Cash paid for federal and state income taxes, net of refunds	$77,091	$64,367	$52,666

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business
United Natural Foods, Inc. and subsidiaries (the "Company") is a leading distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

(b)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2014, 2013 and 2012 ended on August 2, 2014, August 3, 2013 and July 28, 2012, respectively. Fiscal 2014 and 2012 contained 52 weeks and fiscal 2013 contained 53 weeks. Each of the Company's interim quarters consisted of 13 weeks except for the fourth quarter of fiscal year 2013 which contained 14 weeks.
Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution centers, offset by consideration received from suppliers in connection with the purchase of the suppliers' products. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. The consolidated statements of cash flows for the fiscal year ended August 3, 2013 and July 28, 2012 have been adjusted to properly present a change in the presentation of operating activities. The revisions were not material to the Company's consolidated financial statements as a whole.

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
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. As of August 2, 2014 and August 3, 2013, property and equipment includes the Company's non-cash capital expenditures made by the landlord for our Aurora, Colorado distribution center and related accumulated depreciation. Refer to Note 7, Long-Term Debt, for additional information regarding this transaction. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.
Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. The Company capitalized $0.9 million of interest during the fiscal year ended August 2, 2014 related to the construction of new distribution centers in Sturtevant, Wisconsin and Montgomery, New York. There was no interest capitalized during the fiscal years ended August 3, 2013 or July 28, 2012.
Property and equipment consisted of the following at August 2, 2014 and August 3, 2013:

	Original Estimated Useful Lives (Years)	2014	2013
	(In thousands, except years)
Land		$31,324	$12,950
Buildings and improvements	20-40	215,172	192,837
Leasehold improvements	5-20	130,739	97,749
Warehouse equipment	3-30	128,121	117,999
Office equipment	3-10	71,524	74,003
Computer software	3-7	97,196	63,333
Motor vehicles	3-7	4,520	4,461
Construction in progress		79,002	23,298
		757,598	586,630
Less accumulated depreciation and amortization		273,638	248,036
Net property and equipment		$483,960	$338,594
Depreciation expense amounted to $42.9 million, $37.6 million and $35.2 million for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively.

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

(g)	Long-Lived Assets
Management reviews long-lived assets, including definite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets' useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.

(h)	Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	7-20 years
Non-competition agreements	1-10 years
Trademarks and tradenames	4-10 years
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
The Company's reporting units are at or one level below the operating segment level. Approximately 93.5% of the Company's goodwill is within its wholesale reporting unit. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company is allowed to perform a qualitative assessment for goodwill impairment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2014 were for any reporting units that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%,

(2) have had no significant changes to their working capital structure, and (3) have current year income which is at least 85% of prior year amounts. Based on the qualitative assessment performed for fiscal 2014, all of the Company's four reporting units met these thresholds. As each reporting unit has passed its previous two-step test, no reporting unit's net income has decreased more than 15% and their working capital requirements have not increased significantly, no quantitative testing was performed in fiscal 2014.
If a reporting unit did not meet the thresholds above, the Company would have performed a two-step goodwill impairment analysis. The first step to identify potential impairment involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangible assets. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Intangible assets with indefinite lives are tested for impairment at least annually during the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value. In the first quarter of fiscal 2013, the Company entered into an agreement to terminate its licensing agreement with the former owners of an acquired business.  In connection with this termination agreement, during the three months ended October 27, 2012, the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset. In accordance with ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment ("ASU 2012-02"), the Company is allowed to perform a qualitative assessment for intangible asset impairment unless it believes it is more likely than not that an intangible asset's fair value is less than the carrying value. The thresholds used by the Company for this determination in the fourth quarter of fiscal 2014 were for any intangible assets (or groups of assets) that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20% and (2) have current year income which is at least 85% of prior year amounts. The Company's only indefinite lived intangible assets are the branded product line asset group. During fiscal 2014, the Company's annual qualitative assessment of its indefinite lived intangible assets indicated that no impairment existed.
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of July 28, 2012	$176,210	$17,531	$193,741
Goodwill adjustment for prior year business combinations	8,979	—	8,979
Contingent consideration for prior year business combinations	—	200	200
Change in foreign exchange rates	(1,046)	—	(1,046)
Goodwill as of August 3, 2013	$184,143	$17,731	$201,874
Goodwill from current year business combinations	73,966	—	73,966
Contingent consideration for prior year business combinations	62	—	62
Change in foreign exchange rates	(1,354)	—	(1,354)
Goodwill as of August 2, 2014	$256,817	$17,731	$274,548

The following table presents the detail of the Company's other intangible assets (in thousands):

	August 2, 2014			August 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$98,928	$18,901	$80,027	$34,704	$14,136	$20,568
Non-compete agreements	800	13	787	—	—	—
Trademarks and tradenames	678	88	590	771	78	693
Total amortizing intangible assets	100,406	19,002	81,404	35,475	14,214	21,261
Indefinite lived intangible assets:
Trademarks and tradenames	53,585	—	53,585	28,279	—	28,279
Total	$153,991	$19,002	$134,989	$63,754	$14,214	$49,540
Amortization expense was $5.1 million, $4.1 million and $3.3 million for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of August 2, 2014 is shown below:

Fiscal Year:	(In thousands)
2015	$7,880
2016	6,755
2017	6,525
2018	5,836
2019	5,821
2020 and thereafter	48,587
$81,404

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
Whole Foods Market, Inc. was the Company's largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 36% of the Company's net sales for the years ended August 2, 2014, August 3, 2013 and July 28, 2012. There were no other customers that individually generated 10% or more of the Company's net sales.
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
The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to the short-term nature of these instruments.
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

	August 2, 2014		August 3, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,116	$16,116	$11,111	$11,111
Accounts receivable	449,870	449,870	339,590	339,590
Notes receivable	5,936	5,936	3,315	3,315
Liabilities:
Accounts payable	385,890	385,890	283,851	283,851
Notes payable	415,660	415,660	130,594	130,594
Long-term debt, including current portion	33,500	36,386	34,110	36,230

(k)	Use of Estimates
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
The Company accounts for its share-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Stock Compensation ("ASC 718"). ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has four share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over 4 years from the grant date and grants to members of the Company's Board of Directors vest ratably over 2 years with one third vesting immediately. Beginning in fiscal 2008, the Company's President and Chief Executive Officer has been granted performance shares and performance units which have vested in accordance with the terms of the related Performance Share and Performance Unit agreements. During fiscal 2014 and fiscal 2013, the Company granted performance-based stock units to its executive officers that will vest if the Company achieves certain performance metrics as of and for the years ended August 1, 2015 and August 2, 2014, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.
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

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
	(In thousands)
Basic weighted average shares outstanding	49,602	49,217	48,766
Net effect of dilutive common stock equivalents based upon the treasury stock method	286	292	334
Diluted weighted average shares outstanding	49,888	49,509	49,100
Potential anti-dilutive share-based payment awards excluded from the computation above	6	121	88

(o)	Comprehensive Income (Loss)
Comprehensive income (loss) is reported in accordance with ASU No. 2013-02, and includes net income and the change in other comprehensive income (loss). Other comprehensive income (loss) is comprised of the net change in fair value of derivative instruments designated as cash flow hedges, as well as foreign currency translation related to the translation of UNFI Canada, Inc. ("UNFI Canada") from the functional currency of Canadian dollars to U.S. dollar reporting currency. For all periods presented, the Company displays comprehensive income (loss) and its components in the consolidated statements of comprehensive income.

(p)	Derivative Financial Instruments
The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the operation of UNFI Canada, foreign currency exchange rates. The Company uses derivatives principally in the management of interest rate and fuel price exposure. From time to time the Company may use foreign contracts to hedge transactions in foreign currency. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed. As of August 2, 2014, the Company was not a party to any material derivative financial instruments.

(q)	Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, totaled $397.7 million, $358.8 million and $295.5 million for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively. The Company began allocating employee benefit expenses to shipping and handling fees and costs in fiscal 2013. Outbound shipping and handling costs for fiscal 2012 exclude employee benefit expenses.

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

(t)	Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) ("ASU 2014-09"). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which will be the first quarter of the fiscal year ended July 28, 2018. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity. The new guidance raises the threshold for disposals that would qualify as discontinued operations and also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which would be the Company's first quarter of the fiscal year ended July 30, 2016, and should be applied on prospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for annual reporting periods that begin after December 15, 2012 and was adopted by the Company in the first quarter of the fiscal year ending August 2, 2014. The adoption of ASU 2013-02 did not have an impact on the presentation of the Company's consolidated financial statements.

2.	ACQUISITIONS
Wholesale Segment
Broadline Distribution Acquisitions. On September 26, 2013, the Company acquired all of the equity interests of Trudeau Foods, LLC (“Trudeau Foods”) from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. Trudeau Foods is the largest Minnesota-based distributor of natural, organic and specialty food products and serves over 600 customer locations, including chain and independent grocers, wholesalers and meat markets in Minnesota, North Dakota, Wisconsin and Michigan’s Upper Peninsula. Trudeau Foods carries a full range of fine-quality and specialty gourmet meats, frozen foods, dairy, bakery, deli, seafood and dry grocery items under a wide breadth of national, regional and private label brands. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets recorded based on the valuation consist of customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance and described in Note 8, Fair Value Measurements. The results of Trudeau's operations have been included in the consolidated financial statements since the date of acquisition. Net sales for the acquired business totaled approximately $62.9 million for the fiscal year ended August 2, 2014.
On July 15, 2014, the Company's wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West"), completed the acquisition of all of the outstanding capital stock of Tony's Fine Foods (“Tony’s”) pursuant to an agreement dated as of May 21, 2014, by and among the Company, UNFI West, Tony’s, a shareholder as Representative and the shareholders named therein, for a purchase price of approximately $206.2 million (the “Purchase Price”), approximately $188.5 million of which was paid in cash, $2.4 million of which related to assumed liabilities, and $8.2 million of which was included in accounts payable at August 2, 2014. The remaining portion of the purchase price was paid with approximately 112,000 shares of the Company’s common stock. The Purchase Price is subject to a post-closing net working capital adjustment based on a comparison of Tony’s net working capital as of the closing to Tony’s average net working capital over the thirteen four-week fiscal periods ended prior to the closing. The Company financed the cash portion of the Purchase Price with a combination of available cash and borrowings under the Company's Amended and Restated Revolving Credit Facility as amended in May 2014 ("Amended Credit Facility").
The following table summarizes the consideration paid and the estimated fair value of assets acquired and liabilities assumed recognized at the acquisition date based on a preliminary valuation and purchase price allocation:

(In thousands)
Accounts receivable	$40,307
Inventory	31,807
Property and equipment	42,793
Other assets	5,815
Customer relationships	55,500
Tradename and other intangible assets	26,000
Goodwill	64,644
Total assets	$266,866
Liabilities	60,698
Total purchase price	$206,168

The Company is still completing the final valuation of the acquired fixed assets and intangibles, as well as final settlement of the working capital adjustment. The preliminary purchase price allocation was based upon a provisional valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized. Any change in the estimated fair values, upon finalization of the valuation analyses, will likely change the amount of the purchase price allocable to goodwill. The preliminary fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships with a preliminary estimated fair value of $55.5 million, the Tony's tradename with a preliminary estimated fair value of approximately $25.2 million, and non-competition agreements with a preliminary estimated fair value of $0.8 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately 20 years, the non-competition agreements are being amortized over the 5 year terms of the agreements, and the Tony's tradename is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on certain information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The preliminary goodwill of $64.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales in natural protein and specialty cheeses.
Acquisition costs related to the Tony's acquisition were approximately $1.5 million, and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. The results of Tony's operations have been included in the consolidated financial statements since the date of acquisition. Net sales from the acquired business totaled approximately $45.3 million for the fiscal year ended August 2, 2014 and earnings were not significant to the Company's consolidated earnings.
During the first quarter of fiscal 2013, the Company completed three business combinations related to the acquisition of certain assets of three distribution companies. The total consideration related to these acquisitions was approximately $9.2 million, including cash consideration (net of cash acquired) of $8.1 million. In addition, certain of the asset purchase agreements related to these acquisitions provide for future contingent consideration payments of up to $3.7 million through February 2017. Furthermore, in connection with one of the acquisitions, the Company granted restricted stock units which have pro-rata time-based vesting over four years similar to the structure of the majority of the awards of restricted stock units granted to employees, but for which the vesting may be fully accelerated after two years if net sales of the acquired business, as defined in the applicable asset purchase agreement, meets or exceeds a targeted amount in either of the first two years following consummation of the Company's acquisition of the business. The fair value of the identifiable intangible assets acquired in the three acquisitions was determined by using an income approach. The identifiable intangible assets recorded based on the valuations include customer lists of $3.1 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 5 - 10 years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The Company recorded a total of $9.0 million of goodwill as a result of these acquisitions. These three acquisitions were financed through borrowings under the Company’s amended and restated revolving credit facility as then in effect. Acquisition costs related to these purchases were insignificant, have been expensed as incurred and are included within “Operating Expenses” in the Consolidated Statements of Income. Each of these businesses was absorbed by the operations of the Company’s broadline distribution business, therefore the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total. Net sales resulting from these three acquisitions totaled approximately $62.4 million and $53.8 million for the fiscal years ended August 2, 2014 and August 3, 2013, respectively.
Other Segment
The Company recorded an increase of $0.1 million to its intangible assets during the years ended August 2, 2014 and August 3, 2013 in recognition of ongoing contingent consideration payments in the form of royalties ranging between 2%- 4% of net sales (as defined in the applicable purchase agreement) related to two of its acquisitions of assets of branded product companies during fiscal 2009.

3.	EQUITY PLANS
The Company recognized total share-based compensation expense of $14.6 million for the fiscal year ended August 2, 2014, compared to $15.1 million and $11.4 million for the fiscal years ended August 3, 2013 and July 28, 2012, respectively. The share-based compensation expense related to performance-based share awards, including the 2-year long-term incentive awards granted each fiscal year, was $1.0 million, $3.3 million and $2.1 million for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively.
As of August 2, 2014, there was $26.5 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock, and restricted stock units and performance-based restricted shares and units). This cost is expected to be recognized over a weighted-average period of 2.5 years.
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
The following summary presents the weighted average assumptions used for stock options granted in fiscal 2014, 2013 and 2012:

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
Expected volatility	28.5%	29.8%	39.3%
Dividend yield	—%	—%	—%
Risk free interest rate	1.2%	0.3%	0.4%
Expected term (in years)	3.0	3.0	3.0
The Company has four equity incentive plans that provide for the issuance of stock options: the 1996 Stock Option Plan (the "1996 Plan"), the 2002 Stock Incentive Plan (the "2002 Plan"), the 2004 Equity Incentive Plan, as amended (the "2004 Plan"), and the 2012 Equity Incentive Plan (the "2012 Plan") (collectively, the "Plans"). The Plans provide, or prior to their expiration provided, for grants of stock options to employees, officers, directors and others. Since fiscal 2010, the Company has not granted stock options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically options granted to employees vest ratably over 4 years, while options granted to non-employee directors vest one third immediately with the remainder vesting ratably over 2 years. The maximum term of all incentive and non-statutory stock options granted under the Plans is 10 years. There were 9,050,000 shares authorized for grant under the 1996 Plan, 2002 Plan and 2012 Plan. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. These shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of August 2, 2014,

349,648 and 878,794 shares were available for grant under the 2004 Plan and 2012 Plan, respectively, and the authorization for new grants under the 1996 Plan and 2002 Plan has expired.
The following summary presents the weighted-average remaining contractual term of options outstanding at August 2, 2014 by range of exercise prices:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Exercisable	Weighted Average Exercise Price
$12.00 - $26.00	103,605	$24.42	4.1	103,605	$24.42
$26.01 - $40.00	191,387	$34.85	5.1	138,819	$34.17
$40.01 - $54.00	5,880	$45.37	7.4	4,725	$45.07
$54.01 - $68.00	158,202	$62.32	8.5	21,189	$58.98
	459,074	$42.10	6.1	268,338	$32.56
The following summary presents information regarding outstanding stock options as of August 2, 2014 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	474,237	$37.25
Granted	62,090	$67.48
Exercised	(67,930)	$32.60
Forfeited	(9,323)	$33.58
Outstanding at end of year	459,074	$42.10	6.1 years	$8,196,719
Exercisable at end of year	268,338	$32.56	4.6 years	$7,022,823
The weighted average grant-date fair value of options granted during the fiscal years ended August 2, 2014, August 3, 2013, and July 28, 2012 was $16.48, $12.21 and $10.27, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended August 2, 2014, August 3, 2013, and July 28, 2012, was $2.5 million, $1.6 million and $5.2 million, respectively.
The 2004 Plan was amended during fiscal 2009 to provide for the issuance of up to 2,500,000 equity-based compensation awards, and during fiscal 2011 was further amended to provide for the issuance of stock options in addition to restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for the awards under the Plans are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four equal annual installments for employees and three equal annual installments with one third vesting immediately for non-employee directors. Beginning with restricted stock units granted to the Company's non-employee directors in September 2013, vesting of awards to non-employee directors whose terms expire in one year as a result of the declassification of the Board of Directors is typically in two equal installments with the first installment on the date of grant and the second installment on the six month anniversary of the grant date.
The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the Plans as of August 2, 2014 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at August 3, 2013	680,212	$44.30
Granted	318,575	$67.46
Vested	(286,879)	$43.54
Forfeited	(71,171)	$47.80
Outstanding at August 2, 2014	640,737	$55.77

The total intrinsic value of restricted stock awards and restricted stock units vested was $16.9 million, $16.7 million and $14.2 million during the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively. The total intrinsic value of performance share awards and performance units vested was $1.3 million, $1.6 million and $1.7 million during the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively.
During the year ended August 2, 2014, 22,229 performance shares were granted, no performance units were granted, (subject to the issuance of an additional 22,229 shares if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $67.48. Effective August 2, 2014, a total of 19,396 performance shares vested with a corresponding intrinsic value and fair value of $1.3 million and $1.1 million, respectively. The remainder of the performance shares were forfeited.
During the year ended August 3, 2013, 25,000 performance shares and 5,123 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 5,123 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $52.00. Effective August 3, 2013, an additional 695 units were granted and a total of 30,818 performance shares and units vested with a corresponding intrinsic value and fair value of $1.6 million and $1.9 million, respectively.
During the year ended July 28, 2012, 25,000 performance shares and 12,500 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 12,500 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $37.82. Effective July 30, 2011, 44,110 performance shares vested with a corresponding intrinsic value and fair value of $2.4 million. The remainder of the performance shares were forfeited, and no shares were issued for the performance units.
During the year ended July 28, 2012, the Company created a performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of the Company's executive leadership team. Under this arrangement, the executives are eligible for performance-based stock units equal to a grant-date fair value of approximately 33% of the sum of 125% of their annual base salary and 50% of their cash-based performance award earned in the prior fiscal year. Similar to the performance awards granted to the Company's President and CEO, if the Company's performance exceeds specified targeted levels, the grants may be increased up to an additional 100%. For the 2-year performance period ended August 2, 2014, it was determined that targeted levels were not met and therefore, the Company did not issue shares to the executive leadership team in settlement of the performance units and all the units were forfeited. Effective August 3, 2013, the Company issued an aggregate of 23,882 shares to the executive leadership team upon the vesting of an equal number of performance share units based on the final results of the 2-year performance period ended August 3, 2013.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
	(In thousands)
Balance at beginning of year	$10,026	$6,956	$5,854
Additions charged to costs and expenses	3,152	4,227	3,532
Deductions	(5,743)	(1,157)	(2,430)
Charged to Other Accounts (1)	859	—	—
Balance at end of year	$8,294	$10,026	$6,956
(1) Relates to acquisitions.

5.	RESTRUCTURING ACTIVITIES
Divestiture of conventional non-foods and general merchandise lines of business
In June 2011, the Company entered into an asset purchase agreement with L&R Distributors, Inc., a leading national distributor of non-food products and general merchandise, to divest the Company's conventional non-foods and general merchandise lines of business. The Company entered the conventional non-foods and general merchandise businesses, which includes cosmetics, seasonal products, conventional health & beauty products and hard goods, as part of its acquisition of Distribution Holdings, Inc. in November 2007. This strategic transaction will allow the Company to concentrate on its core business of the distribution of natural, organic, and specialty foods and products.
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
In May 2014, the Company entered into a First Amendment Agreement (the "Amendment") to its amended and restated revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility to $600 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, the amended and restated revolving credit facility provides a one-time option to increase the borrowing base by up to an additional $150 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits the Company to enter into a real-estate backed term loan facility which shall not exceed $200.0 million.
The borrowings of the US portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, accrue interest, at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month London Interbank Offering Rate ("LIBOR") plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) the LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at the Company's option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points (the "CDOR rate"), and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. An annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments.
As of August 2, 2014, the Company's borrowing base, based on eligible accounts receivable and inventory levels, was $587.4 million. As of August 2, 2014, the Company had $415.7 million outstanding under the Company's credit facility, $33.6 million in letter of credit commitments and $2.8 million in reserves which generally reduces the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $135.3 million as of August 2, 2014.
The amended and restated revolving credit facility subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of its fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million (or $50.0 million after giving effect to the Amendment) and (ii) 10% of the aggregate borrowing base. Because of the amount of aggregate availability under the amended and restated revolving credit facility, the Company was not subject to the fixed charge coverage ratio covenants as of the fiscal year ended August 2, 2014.
The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated credit facility.
7.LONG-TERM DEBT
During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. As of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to ASC 840, Leases, and applied the financing method to account for this transaction. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment will reduce the amount of the financing obligation, and a portion will be recorded as interest expense at an effective rate of approximately 7.32%.
As of August 2, 2014 and August 3, 2013, the Company's long-term debt consisted of the following:

	August 2, 2014	August 3, 2013
	(In thousands)
Financing obligation, due monthly, and maturing in October 2028 at an effective interest rate of 7.32%	$33,439	$33,477
Real estate and equipment term loans payable to bank, secured by building and other assets, due monthly and maturing in June 2015, at an interest rate of 8.60%	—	409
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	61	224
	$33,500	$34,110
Less: current installments	990	1,019
Long-term debt, excluding current installments	$32,510	$33,091
Aggregate maturities of long-term debt for the next five years and thereafter are as follows at August 2, 2014:

Year	(In thousands)
2015	$990
2016	1,000
2017	1,141
2018	1,250
2019	1,306
2020 and thereafter	27,813
$33,500

8.	FAIR VALUE MEASUREMENTS
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

Fuel Supply Agreements
From time to time the Company is a party to fixed price fuel supply agreements. During the fiscal years ended August 2, 2014 and August 3, 2013, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2014 and July 2013, respectively. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
Exchange Rate Forward Contract
There were no financial assets and liabilities measured on a recurring basis as of the fiscal years ended August 2, 2014 and August 3, 2013.
The fair value of the Company's other financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses are derived using Level 2 inputs and approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments.
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

	August 2, 2014		August 3, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities
Long term debt, including current portion	$33,500	$36,386	$34,110	$36,230
In accordance with the provisions of ASC 360-10, Impairment and Disposal of Long-Lived Assets, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset during the fiscal year ended August 3, 2013.
There were no impairments recognized on indefinite lived intangible assets during the fiscal years ended 2014 or fiscal 2013.

9.	COMMITMENTS AND CONTINGENCIES
The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.
Rent and other lease expense for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012 totaled approximately $65.1 million, $59.5 million and $56.4 million, respectively.
Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of August 2, 2014 are as follows:

Fiscal Year	(In thousands)
2015	$50,399
2016	46,058
2017	41,523
2018	35,025
2019	29,090
2020 and thereafter	87,178
$289,273
As of August 2, 2014, outstanding commitments for the purchase of inventory were approximately $29.4 million. The Company had outstanding letters of credit of approximately $33.6 million at August 2, 2014.
As of August 2, 2014, outstanding commitments for the purchase of diesel fuel were approximately $32.6 million.
Assets mortgaged at August 2, 2014 and August 3, 2013 were not material.
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

10.	RETIREMENT PLANS
Retirement Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also has the Millbrook Distribution Services Union Retirement Plan, which was assumed as part of an acquisition during fiscal 2008. The Company's contributions to these plans were approximately $5.8 million, $5.2 million, and $4.4 million for the fiscal years ended August 2, 2014, August 3, 2013 and July 28, 2012, respectively.
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
In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $10.9 million and $10.7 million at August 2, 2014 and August 3, 2013, respectively. At August 2, 2014, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Fiscal Year	(In thousands)
2015	$1,368
2016	1,360
2017	1,248
2018	1,067
2019	1,063
2020 and thereafter	5,646
$11,752

11.	EMPLOYEE STOCK OWNERSHIP PLAN
The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.
In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% as of August 2, 2014 and August 3, 2013, and are payable through May 2015. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.
All shares held by the ESOP were purchased prior to December 31, 1992. As a result, the Company considers unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares have been committed to be released. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended August 2, 2014, August 3, 2013, and July 28, 2012, contributions totaling approximately $0.2 million each fiscal year were made to the Trust. Of these contributions, less than $0.1 million in each fiscal year represented interest.
The ESOP shares were classified as follows:

	August 2, 2014	August 3, 2013
	(In thousands)
Total ESOP shares—beginning of year	1,833	2,053
Shares distributed to employees	(238)	(220)
Total ESOP shares—end of year	1,595	1,833
Allocated shares	1,580	1,777
Unreleased shares	15	56
Total ESOP shares	1,595	1,833
During the fiscal years ended August 2, 2014 and August 3, 2013, 41,089 and 41,630 shares were released for allocation based on note payments, respectively. During fiscal 2012, the Company also allocated 402,285 shares to correct an operational error in prior years as elected in a Voluntary Correction Program filed with the IRS. In connection with this allocation, the Company recorded compensation expense of approximately $0.3 million during the fourth quarter of fiscal 2012. The fair value of unreleased shares was approximately $0.9 million and $3.4 million at August 2, 2014 and August 3, 2013, respectively.

12.	INCOME TAXES
For the fiscal year ended August 2, 2014, income before income taxes consists of $201.1 million from U.S. operations and $6.3 million from foreign operations. For the fiscal year ended August 3, 2013, income before income taxes consists of $166.7 million from U.S. operations and $7.4 million from foreign operations. For the fiscal year ended July 28, 2012, income before income taxes consists of $142.2 million from U.S. operations and $8.6 million from foreign operations.
Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended August 2, 2014
U.S. Federal	$66,953	$(894)	$66,059
State & Local	12,660	1,452	$14,112
Foreign	1,432	323	$1,755
	$81,045	$881	$81,926
Fiscal year ended August 3, 2013
U.S. Federal	$44,095	$7,029	$51,124
State & Local	13,366	(364)	13,002
Foreign	2,021	115	2,136
	$59,482	$6,780	$66,262
Fiscal year ended July 28, 2012
U.S. Federal	$55,083	$(7,506)	$47,577
State & Local	9,002	462	9,464
Foreign	1,471	929	2,400
	$65,556	$(6,115)	$59,441
Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate of 35% applied to income before income taxes as a result of the following:

	Fiscal year ended
	August 2, 2014	August 3, 2013	July 28, 2012
	(In thousands)
Computed "expected" tax expense	$72,593	$60,940	$52,774
State and local income tax, net of Federal income tax benefit	9,135	7,501	6,152
Non-deductible expenses	1,333	1,516	1,260
Tax effect of share-based compensation	160	134	(140)
General business credits	(114)	(1,374)	(231)
Other, net	(1,181)	(2,455)	(374)
Total income tax expense	$81,926	$66,262	$59,441
Total income tax expense (benefit) for the years ended August 2, 2014, August 3, 2013 and July 28, 2012 was allocated as follows:

	August 2, 2014	August 3, 2013	July 28, 2012
	(In thousands)
Income tax expense	$81,926	$66,262	$59,441
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(2,601)	(1,952)	(2,804)
Other comprehensive income	—	—	495
	$79,325	$64,310	$57,132
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 2, 2014 and August 3, 2013 are presented below:

	2014	2013
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$7,532	$6,906
Compensation and benefits related	24,129	21,224
Accounts receivable, principally due to allowances for uncollectible accounts	3,000	3,861
Accrued expenses	10,438	8,914
Net operating loss carryforwards	1,295	2,374
Other deferred tax assets	21	179
Total gross deferred tax assets	46,415	43,458
Less valuation allowance	—	819
Net deferred tax assets	$46,415	$42,639
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$36,494	$34,222
Intangible assets	28,124	25,766
Other	274	303
Total deferred tax liabilities	64,892	60,291
Net deferred tax liabilities	$(18,477)	$(17,652)
Current deferred income tax assets	$32,518	$23,822
Non-current deferred income tax liabilities	(50,995)	(41,474)
	$(18,477)	$(17,652)
The net decrease in total valuation allowance in fiscal year 2014, 2013, and 2012 was $819, $171 and $4,081, respectively. The net decrease in fiscal 2014 did not have an impact on net income as it relates to expired unutilized tax attributes for which a valuation allowance was previously recorded in prior fiscal years.
At August 2, 2014, the Company had net operating loss carryforwards of approximately $3.7 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2017 and 2027. In addition, the Company had net operating loss carryforwards of approximately $0.5 million for state income tax purposes that expire in fiscal year 2024.
In assessing the need to establish a valuation reserve for the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. As of August 2, 2014, the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at August 2, 2014 and correspondingly no valuation allowance has been established.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. UNFI Canada files income tax returns in Canada and certain of its provinces. U.S. federal income tax examination years prior to 2012 have either statutorily or administratively been closed with the Internal Revenue Service, and with limited exception, the fiscal tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2010 to fiscal 2013.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the fiscal year ended August 2, 2014, the Company recognized net tax benefits of approximately $0.3 million in its consolidated statement of income. For the fiscal year ended August 3, 2013, the Company recognized net tax benefits of $4.4 million in its consolidated statement of income related to tax examinations closed during the fiscal year. For the fiscal year ended July 28, 2012, the Company did not have any significant unrecognized tax benefits and thus, no significant interest and penalties related to unrecognized tax benefits were recognized.
The undistributed earnings of the Company's non-U.S. subsidiaries approximated $13.7 million at August 2, 2014. We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

13.	BUSINESS SEGMENTS
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
Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended August 2, 2014
Net sales	$6,709,119	$206,618	$(121,290)		$6,794,447
Operating income (loss)	236,062	(24,542)	(732)		210,788
Interest expense				$7,753	7,753
Interest income				(508)	(508)
Other, net				(3,865)	(3,865)
Income before income taxes					207,408
Depreciation and amortization	46,516	2,242			48,758
Capital expenditures	145,875	1,428			147,303
Goodwill	256,817	17,731			274,548
Total assets	2,154,456	156,053	(13,276)		2,297,233
Fiscal year ended August 3, 2013
Net sales	$5,997,235	$186,505	$(119,385)		$6,064,355
Operating income (loss)	225,895	(38,836)	(1,565)		185,494
Interest expense				$5,897	5,897
Interest income				(632)	(632)
Other, net				6,113	6,113
Income before income taxes					174,116
Depreciation and amortization	40,148	2,250			42,398
Capital expenditures	64,969	1,585			66,554
Goodwill	184,143	17,731			201,874
Total assets	1,596,131	145,770	(11,993)		1,729,908
Fiscal year ended July 28, 2012
Net sales	$5,175,445	$163,278	$(102,702)		$5,236,021
Operating income (loss)	190,787	(34,461)	(1,168)		155,158
Interest expense				$4,734	4,734
Interest income				(715)	(715)
Other, net				356	356
Income before income taxes					150,783
Depreciation and amortization	36,333	3,227			39,560
Capital expenditures	29,824	1,668			31,492
Goodwill	176,210	17,531			193,741
Total assets	1,357,988	144,637	(8,679)		1,493,946

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain key interim financial information for the fiscal years ended August 2, 2014 and August 3, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2014
Net sales	$1,602,011	$1,646,041	$1,781,729	$1,764,666	$6,794,447
Gross profit	271,176	268,167	298,129	290,173	1,127,645
Income before income taxes	46,273	46,586	60,653	53,896	207,408
Net income	27,764	27,951	36,392	33,375	125,482
Per common share income
Basic:	$0.56	$0.56	$0.73	$0.67	$2.53	*
Diluted:	$0.56	$0.56	$0.73	$0.67	$2.52
Weighted average basic
Shares outstanding	49,439	49,615	49,635	49,675	49,602
Weighted average diluted
Shares outstanding	49,735	49,873	49,931	49,972	49,888
Market Price
High	$75.85	$76.85	$79.64	$69.85	$79.64
Low	$58.29	$66.74	$64.12	$58.04	$58.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2013
Net sales	$1,410,037	$1,445,703	$1,566,217	$1,642,398	$6,064,355
Gross profit	235,953	241,673	262,997	284,453	1,025,076
Income before income taxes	30,980	37,574	52,278	53,284	174,116
Net income	21,536	22,620	31,621	32,077	107,854
Per common share income
Basic:	$0.44	$0.46	$0.64	$0.65	$2.19
Diluted:	$0.43	$0.46	$0.64	$0.65	$2.18
Weighted average basic
Shares outstanding	49,192	49,289	49,303	49,320	49,217
Weighted average diluted
Shares outstanding	49,585	49,582	49,567	49,646	49,509
Market Price
High	$61.26	$56.01	$56.45	$60.42	$61.26
Low	$52.72	$50.25	$47.20	$47.67	$47.20
* Total reflects rounding

15.    SUBSEQUENT EVENTS
On August 14, 2014, the Company entered into a real-estate backed Term Loan Agreement (the “Term Loan Agreement”) by and among the Company, its wholly-owned subsidiary Albert’s Organics, Inc. (together with the Company, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the “Administrative Agent”) and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. The Borrowers are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s Second Amended and Restated Loan and Security Agreement, as amended (the “Revolving Credit Agreement”). Under the Term Loan Agreement, the Borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.
Borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) A base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 1.50%; or, (2) A LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 2.50%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 2, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992 framework). On July 15, 2014, the Company and its wholly-owned subsidiary, UNFI West acquired all of the outstanding capital stock of Tony's, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of August 2, 2014, Tony's internal control over financial reporting with associated assets of approximately $261.9 million (of which $145.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $45.3 million generated by Tony's that was included in the Company's consolidated financial statements as of and for the year ended August 2, 2014. Based on its assessment, our management concluded that, as of August 2, 2014, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of August 2, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended August 2, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 17, 2014 (the "2014 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2014 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained, in part, in the 2014 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.
The following table provides certain information with respect to equity awards under our equity compensation plans as of August 2, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,099,811	(1)	$42.10	(1)	1,228,442	(2)
Plans not approved by stockholders	94,725	(3)	—	(3)	—
Total	1,194,536		$42.10		1,228,442

(1)
Includes 265,550 restricted stock units under the 2012 Equity Incentive Plan (the "2012 Plan"), 30,796 performance-based restricted stock units under the 2012 Plan and 62,090 stock options under the 2012 Plan, 344,391 restricted stock units under the 2004 Equity Incentive Plan (the "2004 Plan"), 109,179 stock options under the 2004 Plan, 281,805 stock options under the 2002 Stock Incentive Plan (the "2002 Plan") and 6,000 stock options under the 1996 Stock Option Plan (the "1996 Plan"). Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
Of these shares, 349,648 shares were available for issuance under the 2004 Plan and 878,794 shares were available for issuance under the 2012 Plan. The 2004 Plan and 2012 Plan authorize grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or a combination thereof. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(3)
Consists of 94,725 phantom stock units outstanding under the United Natural Foods Inc. Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a future date as outlined in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2014 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2014 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: October 1, 2014
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2014
Steven L. Spinner
/s/ MICHAEL S. FUNK	Chair of the Board	October 1, 2014
Michael S. Funk
/s/ MARK E. SHAMBER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 1, 2014
Mark E. Shamber
/s/ ANN TORRE BATES	Director	October 1, 2014
Ann Torre Bates
/s/ DENISE M. CLARK	Director	October 1, 2014
Denise M. Clark
/s/ GAIL A. GRAHAM	Director	October 1, 2014
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	October 1, 2014
James P. Heffernan
/s/ PETER ROY	Director	October 1, 2014
Peter Roy
/s/ RICHARD J. SCHNIEDERS	Director	October 1, 2014
Richard J. Schnieders

EXHIBIT INDEX

Exhibit No.	Description
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

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 1, 2014 (File No. 1-15723)).

3.2
Amended and Restated Bylaws of the Registrant (restated for SEC filing purposes only) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 (File No. 1-15723)).

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

10.2**
Amendments No. 1 through 8 to Amended and Restated Employee Stock Ownership Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).

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

10.7**	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.8**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.9**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.10**	2002 Stock Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 1-15723)).

Exhibit No.	Description
10.11**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 21, 2010 (File No. 1-15723)).
10.12**	Form of Restricted Stock Agreement, pursuant to the 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462)).
10.13**
Form of Restricted Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.14**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010(File No. 1-15723)).

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

10.26**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.27**
Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.28**
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

Exhibit No.	Description
10.29**
Form of Performance-Based Vesting Restricted Share Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.30**	Fiscal 2013 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).
10.31**	Fiscal 2014 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
10.32* **	Fiscal 2015 Senior Management Cash Incentive Plan.
10.33**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).
10.34**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).
10.35*
Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008(File No. 1-15723)).

10.36**
Amendment to Offer Letter between Steven L. Spinner, President and CEO, and the Registrant, dated August 27, 2008 to include application of Incentive Compensation Recoupment Policy of UNFI (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2009(File No. 1-15723)).

10.37**
Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, effective as of September 16, 2008 (included within Exhibit 10.26, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-15723)).

10.38	Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009(File No. 1-15723)).
10.39	Form of Modification of Indemnification Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
10.40	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
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

10.43**
Severance Agreement between the Registrant and each of Eric Dorne, Michael Funk, Thomas Dziki, Sean Griffin, Thomas Grillea, David Matthews, Craig Smith, Christopher Testa, Donald McIntyre, Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008).

10.44
Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000(File No. 1-15723)).

10.45+
Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective September 26, 2006 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2006 (File No. 1-15723)).

10.46+
Amendment to Distribution Agreement between the Registrant and Whole Foods Market Distribution, Inc., effective June 2, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010(File No. 1-15723)).

Exhibit No.	Description
10.47+
Amendment to Distribution Agreement between the Registrant and Whole Foods Distribution effective October 11, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010(File No. 1-15723)).

10.48
Third Amendment to the Agreement for Distribution of Products between Whole Foods Market Distribution, Inc. and the Registrant, effective February 20, 2014(incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 (File No. 1-15723)).

10.49+
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

10.50
First Amendment Agreement dated May 21, 2014, by and among United Natural Foods, Inc., United Natural Foods West, Inc. and UNFI Canada, Inc., as Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian Agent for the Lenders and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 28, 2014 (File No. 1-15723)).

10.51+
Term Loan Agreement dated August 14, 2014, by and among United Natural Foods, Inc. and Albert’s Organics, Inc., as Borrowers, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders, and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 20, 2014 (File No. 1-15723)).

10.52* **	Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission