Form 10-Q
period 2014-11-01
UNITED NATURAL FOODS INC
filed 2014-12-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

As of December 2, 2014 there were 50,002,376 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	November 1, 2014	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,564	$16,116
Accounts receivable, net of allowance of $8,404 and $7,589, respectively	489,758	449,870
Inventories	984,411	834,722
Prepaid expenses and other current assets	41,979	45,064
Deferred income taxes	38,570	32,518
Total current assets	1,572,282	1,378,290
Property & equipment, net	501,176	483,960
Goodwill	273,916	274,548
Intangible assets, net of accumulated amortization of $19,753 and $19,002, respectively	132,737	134,989
Other assets	29,955	25,446
Total assets	$2,510,066	$2,297,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469,375	$385,890
Accrued expenses and other current liabilities	131,073	136,959
Current portion of long-term debt	10,967	990
Total current liabilities	611,415	523,839
Notes payable	366,752	415,660
Long-term debt, excluding current portion	169,766	32,510
Deferred income taxes	50,995	50,995
Other long-term liabilities	31,237	30,865
Total liabilities	1,230,165	1,053,869
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 49,998 issued and outstanding shares at November 1, 2014; 49,771 issued and outstanding shares at August 2, 2014	500	498
Additional paid-in capital	408,928	402,875
Unallocated shares of Employee Stock Ownership Plan	(12)	(14)
Accumulated other comprehensive loss	(7,714)	(5,152)
Retained earnings	878,199	845,157
Total stockholders’ equity	1,279,901	1,243,364
Total liabilities and stockholders’ equity	$2,510,066	$2,297,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended
	November 1, 2014	November 2, 2013
Net sales	$1,992,476	$1,602,011
Cost of sales	1,673,480	1,330,835
Gross profit	318,996	271,176
Operating expenses	260,048	223,150
Restructuring and asset impairment expenses	555	—
Total operating expenses	260,603	223,150
Operating income	58,393	48,026
Other expense (income):
Interest expense	3,255	1,854
Interest income	(93)	(120)
Other, net	616	19
Total other expense, net	3,778	1,753
Income before income taxes	54,615	46,273
Provision for income taxes	21,573	18,509
Net income	$33,042	$27,764
Basic per share data:
Net income	$0.66	$0.56
Weighted average basic shares of common stock outstanding	49,889	49,439
Diluted per share data:
Net income	$0.66	$0.56
Weighted average diluted shares of common stock outstanding	50,113	49,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended
	November 1, 2014	November 2, 2013
Net income	$33,042	$27,764
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,562)	(291)
Total other comprehensive loss, net of tax	(2,562)	(291)
Total comprehensive income	$30,480	$27,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at August 2, 2014	49,771	$498	$402,875	$(14)	$(5,152)	$845,157	$1,243,364
Allocation of shares to ESOP				2			2
Stock option exercises and restricted stock vestings, net of tax	227	2	(1,568)				(1,566)
Share-based compensation			5,962				5,962
Tax benefit associated with stock plans			1,659				1,659
Foreign currency translation					(2,562)		(2,562)
Net income						33,042	33,042
Balances at November 1, 2014	49,998	$500	$408,928	$(12)	$(7,714)	$878,199	$1,279,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three months ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,042	$27,764
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,158	11,238
Share-based compensation	5,962	5,478
Loss (gain) on disposals of property and equipment	32	(67)
Excess tax benefits from share-based payment arrangements	(1,659)	(2,332)
Impairment of intangible asset	555	—
Deferred income taxes	(6,052)	—
Provision for doubtful accounts	1,196	933
Non-cash interest expense	134	616
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(42,079)	(55,678)
Inventories	(150,761)	(131,765)
Prepaid expenses and other assets	4,586	2,367
Accounts payable	50,878	100,198
Accrued expenses and other liabilities	(8,735)	(8,416)
Net cash used in operating activities	(98,743)	(49,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,372)	(33,247)
Purchases of acquired businesses, net of cash acquired	(7,734)	(22,973)
Proceeds from disposals of property and equipment	—	99
Long-term investment	(3,000)	—
Net cash used in investing activities	(38,106)	(56,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,902)	(86)
Proceeds from borrowings of long-term debt	150,000	—
Proceeds from borrowings under revolving credit line	127,962	192,715
Repayments of borrowings under revolving credit line	(176,614)	(95,210)
Increase in bank overdraft	40,674	6,347
Proceeds from exercise of stock options	523	1,551
Payment of employee restricted stock tax withholdings	(2,089)	(3,422)
Excess tax benefits from share-based payment arrangements	1,659	2,332
Capitalized debt issuance costs	(954)	—
Net cash provided by financing activities	138,259	104,227
EFFECT OF EXCHANGE RATE CHANGES ON CASH	38	(196)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,448	(1,754)

Cash and cash equivalents at beginning of period	16,116	11,111
Cash and cash equivalents at end of period	$17,564	$9,357
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,190	$1,074
Cash paid for federal and state income taxes, net of refunds	$11,032	$5,989
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2014 (unaudited)

1.                                      SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”) is a leading distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses. The condensed consolidated statement of cash flows for the three months ended November 2, 2013 has been adjusted to properly present a change in the presentation of operating activities. The revision was not material to the Company's condensed consolidated financial statements as a whole.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $112.0 million and $90.5 million for the three months ended November 1, 2014 and November 2, 2013, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity. The new guidance raises the threshold for disposals that would qualify as discontinued operations and also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which would be the Company's first quarter of the fiscal year ending July 30, 2016, and should be applied on a prospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

3.                                      ACQUISITIONS
During the three months ended November 1, 2014, the Company recorded adjustments to certain provisional amounts recorded as of the fiscal year ended August 2, 2014 related to the acquisition of all of the outstanding capital stock of Tony's Fine Foods ("Tony’s") by the Company’s wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West") on July 15, 2014. These adjustments include (i) an increase to the fair value of the non-competition agreement assets and a decrease to the fair value of the customer relationship intangible asset by $0.9 million and $0.7 million, respectively, recorded within intangible assets based on updated valuation information, (ii) a decrease to the opening value of the property and equipment acquired of $0.8 million based on updated fair value information, and (iii) a decrease to goodwill of $0.1 million related to the working capital adjustment settlement. The aforementioned adjustments increased goodwill by a total of $0.5 million. While the Company is still completing the final valuation of the acquired fixed assets and intangibles and purchase accounting as of November 1, 2014, the Company does not expect any further material changes to the amounts recorded in the financial statements as of November 1, 2014. Net sales from the acquired business totaled approximately $214.8 million for three months ended November 1, 2014, and are consolidated within the Company's wholesale segment.
During the first quarter of fiscal 2014, the Company, within its wholesale segment, completed a business combination related to the acquisition of all of the equity interests of Trudeau Foods, LLC ("Trudeau Foods") from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets recorded based on the valuation consist of customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. Net sales of $18.6 million from the acquired business were consolidated within the wholesale segment for the three months ended November 1, 2014. Net sales from the date of acquisition to the end of the quarter ended November 2, 2013 were $7.6 million.
The acquisition of Trudeau Foods and the cash portion of the purchase price paid for Tony's were financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs related to these purchases were insignificant for the three months ended November 1, 2014 and November 2, 2013, respectively, and have been expensed as incurred and are included within "Operating Expenses" in the Condensed Consolidated Statements of Income. Each of these businesses were absorbed by the operations of the Company’s broadline distribution business; therefore, the Company does not record the expenses for these businesses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results for each acquisition separately or in total.

4.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended
	November 1, 2014	November 2, 2013
Basic weighted average shares outstanding	49,889	49,439
Net effect of dilutive stock awards based upon the treasury stock method	224	296
Diluted weighted average shares outstanding	50,113	49,735

For the three months ended November 1, 2014 and November 2, 2013, there were 14,047 and 96,113 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

5.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2015, the Company entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2015. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”) as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the three months ended November 2, 2013, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2014 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of November 1, 2014 or August 2, 2014.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The Company believes its credit risk is similar to the overall market and variable rates have not moved significantly since it initiated the underlying borrowings therefore, the fair value of notes payable approximate carrying amounts.

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

	November 1, 2014		August 2, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$180,733	$183,528	$33,500	$36,386

6.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting and packaging of nuts, seeds, dried fruit and snack items, and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended November 1, 2014:
Net sales	$1,970,719	$59,570	$(37,813)	$—	$1,992,476
Operating income (loss)	66,709	(7,599)	(717)	—	58,393
Interest expense	—	—	—	3,255	3,255
Interest income	—	—	—	(93)	(93)
Other, net	—	—	—	616	616
Income before income taxes					54,615
Depreciation and amortization	12,409	1,749	—	—	14,158
Capital expenditures	26,937	435	—	—	27,372
Goodwill	256,185	17,731	—	—	273,916
Total assets	2,351,321	176,624	(17,879)	—	2,510,066

Three months ended November 2, 2013:
Net sales	$1,584,243	$48,970	$(31,202)	$—	$1,602,011
Operating income (loss)	57,374	(7,961)	(1,387)	—	48,026
Interest expense	—	—	—	1,854	1,854
Interest income	—	—	—	(120)	(120)
Other, net	—	—	—	19	19
Income before income taxes					46,273
Depreciation and amortization	10,571	667	—	—	11,238
Capital expenditures	33,112	135	—	—	33,247
Goodwill	202,749	17,731	—	—	220,480
Total assets	1,835,966	139,650	(13,701)	—	1,961,915

7.                                      LONG-TERM DEBT
On August 14, 2014, the Company entered into a real-estate backed Term Loan Agreement (the “Term Loan Agreement”) by and among the Company, its wholly-owned subsidiary Albert’s Organics, Inc. (together with the Company, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the “Administrative Agent”) and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. Borrowings under the Term Loan Agreement are guaranteed by most of the Company's wholly-owned subsidiaries who are not also Borrowers. The Borrowers are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement, as amended. Under the Term Loan Agreement, the Borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.
Borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month London Interbank Offered Rate ("LIBOR)" plus one percent (1%) per annum and (ii) a margin of 1.50%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 2.50%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The Borrowers' obligations under the Term Loan Agreement are secured by certain parcels of the Borrowers' real property.
As of November 1, 2014, the Company had borrowings of $147.5 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in long-term debt. A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of November 1, 2014 was $33.2 million. The Company recorded $0.6 million of interest expense in each of the three months ended November 1, 2014 and November 2, 2013.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•our dependence on principal customers;
•our sensitivity to general economic conditions, including the current economic environment;
•changes in disposable income levels and consumer spending trends;

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the shift in our product mix as a result of our acquisition of Tony's and the resulting lower gross margins on these sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•	our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers and our transportation management system across our Company;
•volatility in fuel costs;
•our sensitivity to inflationary and deflationary pressures;
•the relatively low margins and economic sensitivity of our business;
•the potential for disruptions in our supply chain by circumstances beyond our control;
•the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;
•union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;
•management’s allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisition of Tony's.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 and "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-three distribution centers, representing approximately 7.6 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other, which includes foodservice and international customers.

Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Tony's Fine Foods ("Tony's"), which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert’s Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins Market, which operates our twelve natural products retail stores within the United States; and

•
our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased as a result of the continued growth of the natural and organic products industry in general; our high quality service and broader product selection, including specialty products, our acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our new Sturtevant, Wisconsin and Montgomery, New York facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2017. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Inflation continues to impact our financial results. For the three months ended November 1, 2014, inflation in food prices was approximately 1.9% when compared to price levels in the three months ended November 2, 2013. Based on the recent trend, we believe that levels are stabilizing near 2% to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 16 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 33% of our net sales for the three months ended November 1, 2014 and approximately 36% of our net sales for the three months ended November 2, 2013.

In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's through our wholly-owned subsidiary, UNFI West, for consideration of approximately $206.2 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary of the Company and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s provides us with an immediate platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.

The ability to distribute specialty food items (including gourmet & ethnic and kosher) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have integrated specialty food products and natural and organic specialty non-food products into our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, we were awarded new business with a number of conventional supermarkets over the past three fiscal years that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At November 1, 2014 our distribution capacity totaled approximately 7.6 million square feet. In fiscal 2014, we commenced operations at our new distribution center in Sturtevant, Wisconsin. Our multi-year expansion plan continues to progress as we commenced operations at our new Montgomery, New York distribution center in the first quarter of fiscal 2015 and we are currently constructing additional facilities in Prescott, Wisconsin, from which we expect to begin operations in the fourth quarter of fiscal 2015, and Gilroy, California, from which we expect to begin operations in the first quarter of fiscal 2016.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended August 2, 2014, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities and (iii) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	November 1, 2014		November 2, 2013
Net sales	100.0%		100.0%
Cost of sales	84.0%		83.1%
Gross profit	16.0%		16.9%
Total operating expenses	13.1%		13.9%
Operating income	2.9%		3.0%
Other expense (income):
Interest expense	0.2%		0.1%
Interest income	—%		—%
Other, net	—%		—%
Total other expense, net	0.2%		0.1%
Income before income taxes	2.7%		2.9%
Provision for income taxes	1.1%		1.2%
Net income	1.7%	*	1.7%
___________________________________________________
* Total reflects rounding

Three Months Ended November 1, 2014 Compared To Three Months Ended November 2, 2013

Net Sales

Our net sales for the three months ended November 1, 2014 increased approximately 24.4%, or $390.5 million, to $2.0 billion from $1.6 billion for the three months ended November 2, 2013. This increase was primarily attributable to the inclusion of $214.8 million of net sales resulting from our acquisition of Tony's in the fourth quarter of fiscal 2014, coupled with organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. Net sales for the quarter ended November 1, 2014 also benefited from food price inflation of approximately 1.9% compared to price levels in the first quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended November 1, 2014 and November 2, 2013 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	November 1, 2014	% of Net Sales	November 2, 2013	% of Net Sales
Independently owned natural products retailers	$653	33%	$528	33%
Supernatural chains	665	33%	571	36%
Conventional supermarkets	536	27%	411	25%
Other	138	7%	92	6%
Total	$1,992	100%	$1,602	100%

Net sales to our independent retailer channel increased by approximately $125 million, or 24%, during the three months ended November 1, 2014 compared to the three months ended November 2, 2013 and accounted for 33% of our total net sales for each of the three months ended November 1, 2014 and November 2, 2013. The increase in net sales in this channel is primarily attributable to net sales by our Tony's business.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended November 1, 2014 increased by approximately $94 million, or 16%, as compared to the three months ended November 2, 2013, and accounted for approximately 33% and 36% of our total net sales for the three months ended November 1, 2014 and November 2, 2013, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings and net sales to Whole Foods Market by our Tony's business.

Net sales to conventional supermarkets for the three months ended November 1, 2014 increased by approximately $125 million, or 30%, from the three months ended November 2, 2013, and represented approximately 27% and 25% of our total net sales in the three months ended November 1, 2014 and November 2, 2013, respectively. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as net sales of our Tony's business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $46 million, or 50%, for the three months ended November 1, 2014 compared to the three months ended November 2, 2013, and accounted for approximately 7% and 6% of our total net sales for the three months ended November 1, 2014 and November 2, 2013, respectively. The increase in other net sales is attributable to expanded sales to our existing foodservice partners, increased sales from our manufacturing division and of our Blue Marble product lines and sales from our Tony's business.

As we continue to pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2015 to grow over net sales for the comparable period of fiscal 2014, driven largely by incremental sales from our Tony's business. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 17.6%, or $47.8 million, to $319.0 million for the three months ended November 1, 2014, from $271.2 million for the three months ended November 2, 2013. Our gross profit as a percentage of net sales was 16.0% for the three months ended November 1, 2014 compared to 16.9% for the three months ended November 2, 2013. The decline in gross profit as a percentage of net sales between the first quarter of fiscal 2015 and the comparable period in fiscal 2014 was negatively impacted primarily by the dilution from Tony's sales in the quarter, while shifting customer mix, increased inbound freight costs and foreign exchange from the declining value of the Canadian dollar on the Company's Canadian business also contributed to the year over year decline.

Our gross profits are generally higher on net sales to independently owned retailers and foodservice customers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended November 1, 2014, approximately 56%, or $219 million, of our $390 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels.

We anticipate net sales growth in the supernatural and conventional supermarket channels will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market and our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing national warehouse management and supply chain system platform.

Operating Expenses

Our total operating expenses increased approximately 16.8%, or $37.5 million, to $260.6 million for the three months ended November 1, 2014, from $223.2 million for the three months ended November 2, 2013. The increase in total operating expenses for the three months ended November 1, 2014 was primarily due to additional costs required to service higher sales volume. Operating expenses for the first quarter of fiscal 2015 also included non-recurring costs of approximately $1.4 million related to the startup of our Montgomery, New York, Sturtevant, Wisconsin and Auburn, California facilities, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, which was acquired in 2010, and approximately $0.3 million in remaining costs related to the Company's acquisition of Tony's.

Total operating expenses for the three months ended November 1, 2014 included share-based compensation expense of $6.0 million, compared to $5.5 million in the three months ended November 2, 2013. Share-based compensation expense was higher during the three months ended November 1, 2014 primarily due to an increase in the number of employees eligible to receive equity compensation as a result of our growing workforce coupled with an increase in the grant date fair value of awards in recent years as our stock price has appreciated.

As a percentage of net sales, total operating expenses decreased to approximately 13.1% for the three months ended November 1, 2014, from approximately 13.9% for the three months ended November 2, 2013. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which generally have lower operating expenses and higher fixed cost coverage due to higher sales. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and supply chain system platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our new Sturtevant, Wisconsin and Montgomery, New York facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Reflecting the factors described above, operating income increased approximately 21.6%, or $10.4 million, to $58.4 million for the three months ended November 1, 2014, from $48.0 million for the three months ended November 2, 2013. As a percentage of net sales, operating income was 2.9% for the three months ended November 1, 2014 compared to 3.0% for the three months ended November 2, 2013.

Other Expense (Income)

Other expense, net increased $2.0 million to $3.8 million for the three months ended November 1, 2014, from $1.8 million for the three months ended November 2, 2013. Interest expense increased for the three months ended November 1, 2014 to $3.3 million compared to $1.9 million for the three months ended November 2, 2013 due to an increase in borrowings over the prior year and higher average interest rates. Interest income was $0.1 million in each of the three months ended November 1, 2014 and November 2, 2013.

Provision for Income Taxes

Our effective income tax rate was 39.5% and 40.0% for the three months ended November 1, 2014 and November 2, 2013, respectively. The decrease in the effective income tax rate for the first quarter of fiscal 2015 is primarily due to a federal solar tax credit claimed by the Company in fiscal 2015.

Net Income

Reflecting the factors described in more detail above, net income increased $5.3 million to $33.0 million, or $0.66 per diluted share, for the three months ended November 1, 2014, compared to $27.8 million, or $0.56 per diluted share, for the three months ended November 2, 2013.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to the Company's amended and restated revolving credit facility and real-estate backed Term Loan Agreement on a gross basis.  We expect to generate an average of $75 million to $125 million in cash flow from operations per year for the 2015 and 2016 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investments in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2 to 2.2% of net sales for fiscal 2015, excluding the impact of any potential sale-leaseback transactions, reflecting an increase over levels experienced in fiscal 2013 and fiscal 2014 as we construct new distribution centers in Wisconsin and California in fiscal 2015. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations for the foreseeable future.

In May 2014, we entered into a First Amendment Agreement (the “Amendment”) to our amended and restated revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility to $600.0 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, our amended and restated revolving credit facility provides a one-time option to increase the borrowing base by up to an additional $150.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits us to enter into a real-estate backed term loan facility which shall not exceed $200.0 million.

The borrowings of the U.S. portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month London Interbank Offered Rate ("LIBOR") plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings for the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to the Canadian Dollar bankers' acceptance on the "CDOR Page" of Reuter Monitor Money Rates Service, plus the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. An annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments. The secured revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.

Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $600.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of November 1, 2014, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $588.1 million. As of November 1, 2014, we had $358.0 million of borrowings outstanding under our amended and restated revolving credit facility and $41.8 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $188.3 million as of November 1, 2014.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended November 1, 2014.

On August 14, 2014, we entered into a real-estate backed Term Loan Agreement ("the "Term Loan Agreement") by and among us, our wholly-owned subsidiary Albert’s (together with the Company, the "Borrowers"), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the "Administrative Agent") and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. We are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility, as amended. Under the Term Loan Agreement, we at our option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

Borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 1.50%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 2.50%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The Borrowers’ obligations under the Term Loan Agreement are secured by certain parcels of the Borrowers’ real property.

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time.

Net cash used in operations was $98.7 million for the three months ended November 1, 2014, an increase of $49.1 million from the $49.7 million used in operations for the three months ended November 2, 2013. The primary reasons for the net cash used in operations for the three months ended November 1, 2014 were an increase in inventories of $150.8 million and an increase in accounts receivable of $42.1 million due to sales growth during the first quarter of fiscal 2015, including as a result of our acquisition of Tony's, partially offset by an increase in accounts payable of $50.9 million and net income of $33.0 million. The primary reasons for the net cash used in operations for the three months ended November 2, 2013 were an increase in inventories of $131.8 million and an increase in accounts receivable of $55.7 million due to our sales growth during the first quarter of fiscal 2014, partially offset by an increase in accounts payable of $100.2 million and net income of $27.8 million. Days in inventory decreased to 50 days at November 1, 2014, compared to 51 days at August 2, 2014. Days sales outstanding decreased slightly to 21 days at November 1, 2014 compared to 22 days at August 2, 2014. Working capital increased by $106.4 million, or 12.5%, to $960.9 million at November 1, 2014, compared to working capital of $854.5 million at August 2, 2014.

Net cash used in investing activities decreased $18.0 million to $38.1 million for the three months ended November 1, 2014, compared to $56.1 million for the three months ended November 2, 2013. The decrease from the three months ended November 2, 2013 was primarily due to a reduction in cash paid for acquisitions compared to the first quarter of fiscal 2014 coupled with a $5.9 million reduction in capital spending.

Net cash provided by financing activities was $138.3 million for the three months ended November 1, 2014. As noted above, we present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line and long-term debt of $128.0 million and $150.0 million, respectively, partially offset by repayments of our revolving credit line and long-term debt of $176.6 million and $2.9 million, respectively, as well as increases in bank overdrafts of $40.7 million. Net cash provided by financing activities was $104.2 million for the three months ended November 2, 2013, primarily due to gross borrowings under our revolving credit line of $192.7 million, partially offset by repayments of our revolving credit line of $95.2 million, as well as increases in bank overdrafts of $6.3 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of November 1, 2014, we had entered into agreements which require us to purchase a total of approximately 0.5 million gallons of diesel fuel at prices ranging from $3.13 to $3.92 per gallon through December 2015. As of November 2, 2013, we had entered into agreements which required us to purchase a total of approximately 8.5 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under Accounting Standards Codification 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

During the three months ended November 1, 2014, the Company entered into the Term Loan Agreement by and among the Company, its wholly-owned subsidiary Albert’s, the financial institutions that are parties thereto as lenders, Bank of America, N.A. as administrative agent for the Lenders and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. The Borrowers are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination of our amended and restated revolving credit facility, as amended. Refer to Note 7 "Long-Term Debt" included in "Item 1. Notes to Condensed Consolidated Financial Statements" and "Liquidity and Capital Resources" above for further information regarding the Term Loan Agreement including the manner in which interest on borrowings under the Term Loan Agreement is calculated.

Proceeds from the Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

Except as noted above, there have been no material changes to our contractual obligations and commercial commitments during the three months ended November 1, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. From time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2014.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  December 10, 2014