Form 10-K/A
period 2014-08-02
UNITED NATURAL FOODS INC
filed 2015-03-12
CIK 1020859

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

UNITED NATURAL FOODS, INC.
FORM 10-K/A

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends our original Annual Report on Form 10-K for the year ended August 2, 2014 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to (i) revise the “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of KPMG LLP appearing under Item 8 of the Original Filing regarding the effectiveness of our internal control over financial reporting and (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at August 2, 2014 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and a new consent of our independent registered public accounting firm (and related amendment to the Exhibit Index that is incorporated by reference into Item 15 of the Original Filing to reflect the addition of such certifications and consent and related changes to the footnotes to that Exhibit Index), this Amendment No. 1 does not modify or update any other disclosures contained in our Original Filing.

PART II.
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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Natural Foods, Inc.’s internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 30, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of March 12, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Providence, Rhode Island
September 30, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of March 12, 2015

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
ITEM 9A.    CONTROLS AND PROCEDURES
In the first half of fiscal year 2015, management identified immaterial errors related to the understatement of contractual obligations due to a customer that occurred during fiscal years 2009 through 2014. The immaterial errors were a result of a lack of effective controls over the completeness and accuracy of the recognition and measurement of amounts due to a customer, including the underlying data and assumptions used in the calculation of amounts owed. The internal controls in place during this time were not responsive to changes in circumstances.
While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended August 2, 2014, or unaudited condensed consolidated financial statements for the first and second quarters of fiscal year 2015, it did represent a material weakness as of August 2, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized as out-of-period adjustments to the interim financial information for the six-month fiscal period ended January 31, 2015 to be filed concurrent with this Form 10-K/A.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 2, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 2, 2014. The Company is amending this Item 9A, as well as Item 4 of its Quarterly Report on Form 10-Q for the first quarter of fiscal 2015 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports. Item 4 of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 will also reflect the conclusion by management that there was a material weakness in the Company’s internal control over financial reporting as of the end of the period covered by that report.
For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
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
Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of August 2, 2014, the internal control over financial reporting related to the acquired business, Tony’s, representing associated assets of approximately $261.9 million (of which $145.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $45.3 million generated by Tony's that was included in the Company's consolidated financial statements as of and for the fiscal year ended August 2, 2014.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed below, management has concluded that as of August 2, 2014, our internal control over financial reporting was not effective based on the criteria set forth above.
We did not maintain effective controls over the completeness and accuracy of the recognition and measurement of amounts due to a customer, including the underlying data and assumptions used in the calculation of the amounts owed. The internal controls in place during this time were not responsive to changes in circumstances.
As a result of the control deficiencies, the Company’s net sales were overstated by an immaterial amount during each of the fiscal years 2009 through 2014. The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures during those fiscal years. However, the Company has concluded that these control deficiencies when aggregated could have resulted in a material misstatement of our consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness in our internal control over financial reporting as of August 2, 2014.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report expressing an adverse opinion on the effectiveness of our internal control over financial reporting, which is included below.
Remediation and plans for remediation
The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness.
The Company has initiated the following plans and actions to remediate this material weakness:

•
Improve the design and operation of management’s review and analysis of the calculation including the cross-functional confirmation of the accuracy and completeness of the underlying data and assumptions; and

•	Conduct the review and analysis on a quarterly basis.
The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended August 2, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, subsequent to the issuance of our consolidated financial statements as of and for the fiscal year ended August 2, 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal controls over financial reporting. The Company has concluded that these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness in our internal control over financial reporting. This material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the fiscal years ended July 28, 2012, August 3, 2013 and August 2, 2014. As discussed above, we are taking actions to remediate the material weakness related to our internal controls over the calculations of the contractual obligations owing to a customer pursuant to the Company’s distribution agreement with the customer, including new controls around the preparation and review of the calculation of amounts due to the customer. The identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited United Natural Foods Inc.’s internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Natural Food, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the failure to maintain effective controls over the completeness and accuracy of the recognition and measurement of amounts due to a customer, including the underlying data and assumptions used and the internal controls in place during this time were not responsive to changes in circumstances has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of United Natural Foods, Inc. and subsidiaries as of August 2, 2014 and August 3, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 2, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated September 30, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for a material weakness, which is as of March 12, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, United Natural Foods, Inc., has not maintained effective internal control over financial reporting as of August 2, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Providence, RI
September 30, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of March 12, 2015.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: March 12, 2015
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
Steven L. Spinner
/s/ MICHAEL S. FUNK	Chair of the Board	March 12, 2015
Michael S. Funk
/s/ MARK E. SHAMBER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2015
Mark E. Shamber
/s/ ANN TORRE BATES	Director	March 12, 2015
Ann Torre Bates
/s/ DENISE M. CLARK	Director	March 12, 2015
Denise M. Clark
/s/ GAIL A. GRAHAM	Director	March 12, 2015
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	March 12, 2015
James P. Heffernan
/s/ PETER ROY	Director	March 12, 2015
Peter Roy
/s/ RICHARD J. SCHNIEDERS	Director	March 12, 2015
Richard J. Schnieders

EXHIBIT INDEX

Exhibit No.	Description
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

10.52* **	Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2***	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3***	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4***	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3***	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4***	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
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

* Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (originally filed on October 1, 2014).
** Denotes a management contract or compensatory plan or arrangement.
*** Filed with this Amendment No. 1 (or with respect to Exhibits 32.3 and 32.4, furnished).
+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission