Form 10-Q/A
period 2014-11-01
UNITED NATURAL FOODS INC
filed 2015-03-12
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014 (the "Original Filing"). The sole purpose of this Amendment No. 1 is to amend Item 4 of Part I to revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (and related amendment to the Exhibit Index in Item 6 of the Original Filing to reflect the addition of such certifications and related changes to the footnotes to the Exhibit Index), this Amendment No. 1 does not modify, or update any other disclosures contained in, our Original Filing.

TABLE OF CONTENTS

Item 4.	Controls and Procedures	4

Item 6.	Exhibits	6

	Signatures	7

Item 4. Controls and Procedures

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
While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended August 2, 2014, or unaudited condensed consolidated financial statements for the first and second quarters of fiscal year 2015, it did represent a material weakness as of August 2, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized as out-of-period adjustments to the interim financial information for the six-month fiscal period ended January 31, 2015 to be filed concurrent with this Form 10-Q/A.
Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 1, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 1, 2014. The Company is amending this Item 4, as well as Item 9A of its Annual Report on Form 10-K as of August 2, 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports. Item 4 of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 will also reflect the conclusion by management that there was a material weakness in the Company’s internal control over financial reporting as of the end of the period covered by that report.
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
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended November 1, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, subsequent to the issuance of our consolidated financial statements as of and for the fiscal year ended August 2, 2014 , immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal controls over financial reporting. The Company has concluded that these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness in our internal control over financial reporting. This material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the fiscal years ended July 28, 2012, August 3, 2013 and August 2, 2014. As discussed above, we are taking actions to remediate the material weakness related to our internal controls over the calculations of the contractual obligations owing to a customer pursuant to the Company’s distribution agreement with the customer, including new controls around the preparation and review of the calculation of amounts due to the customer. The identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

______________________________________________
*     Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Quarterly Report on Form 10-Q (as originally filed on December 10, 2014).

**    Filed with this Amendment No. 1.

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

Dated:  March 12, 2015