Form 10-Q
period 2015-01-31
UNITED NATURAL FOODS INC
filed 2015-03-12
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 5, 2015 there were 50,075,403 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,474	$16,116
Accounts receivable, net of allowance of $7,345 and $7,589, respectively	493,873	449,870
Inventories	922,246	834,722
Prepaid expenses and other current assets	72,952	45,064
Deferred income taxes	38,570	32,518
Total current assets	1,555,115	1,378,290
Property & equipment, net	528,674	483,960
Goodwill	267,723	274,548
Intangible assets, net of accumulated amortization of $20,895 and $19,002, respectively	129,847	134,989
Other assets	29,531	25,446
Total assets	$2,510,890	$2,297,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430,227	$385,890
Accrued expenses and other current liabilities	138,024	136,959
Current portion of long-term debt	11,090	990
Total current liabilities	579,341	523,839
Notes payable	364,622	415,660
Long-term debt, excluding current portion	179,289	32,510
Deferred income taxes	50,995	50,995
Other long-term liabilities	31,017	30,865
Total liabilities	1,205,264	1,053,869
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,071 issued and outstanding shares at January 31, 2015; 49,771 issued and outstanding shares at August 2, 2014	501	498
Additional paid-in capital	416,126	402,875
Unallocated shares of Employee Stock Ownership Plan	—	(14)
Accumulated other comprehensive loss	(17,044)	(5,152)
Retained earnings	906,043	845,157
Total stockholders’ equity	1,305,626	1,243,364
Total liabilities and stockholders’ equity	$2,510,890	$2,297,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Net sales	$2,016,546	$1,646,041	$4,009,022	$3,248,052
Cost of sales	1,717,347	1,377,874	3,390,827	2,708,709
Gross profit	299,199	268,167	618,195	539,343
Operating expenses	249,448	219,322	509,496	442,472
Restructuring and asset impairment expenses	248	—	803	—
Total operating expenses	249,696	219,322	510,299	442,472
Operating income	49,503	48,845	107,896	96,871
Other expense (income):
Interest expense	3,554	1,782	6,809	3,636
Interest income	(69)	(125)	(162)	(245)
Other, net	(5)	602	611	621
Total other expense, net	3,480	2,259	7,258	4,012
Income before income taxes	46,023	46,586	100,638	92,859
Provision for income taxes	18,179	18,635	39,752	37,144
Net income	$27,844	$27,951	$60,886	$55,715
Basic per share data:
Net income	$0.56	$0.56	$1.22	$1.13
Weighted average basic shares of common stock outstanding	50,025	49,615	49,957	49,490
Diluted per share data:
Net income	$0.55	$0.56	$1.21	$1.12
Weighted average diluted shares of common stock outstanding	50,277	49,873	50,195	49,766

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended		Six months ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Net income	$27,844	$27,951	$60,886	$55,715
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9,330)	(5,326)	(11,892)	(5,617)
Total other comprehensive loss, net of tax	(9,330)	(5,326)	(11,892)	(5,617)
Total comprehensive income	$18,514	$22,625	$48,994	$50,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at August 2, 2014	49,771	$498	$402,875	$(14)	$(5,152)	$845,157	$1,243,364
Allocation of shares to ESOP				14			14
Stock option exercises and restricted stock vestings, net of tax	300	3	1,036				1,039
Share-based compensation			9,554				9,554
Tax benefit associated with stock plans			2,661				2,661
Foreign currency translation					(11,892)		(11,892)
Net income						60,886	60,886
Balances at January 31, 2015	50,071	$501	$416,126	$—	$(17,044)	$906,043	1,305,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six months ended
	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,886	$55,715
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,657	22,998
Share-based compensation	9,554	9,507
(Gain) loss on disposals of property and equipment	(779)	46
Excess tax benefits from share-based payment arrangements	(2,661)	(2,321)
Restructuring and asset impairment	803	—
Deferred income taxes	(6,052)	—
Provision for doubtful accounts	2,302	1,601
Non-cash interest expense	129	1,050
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(50,753)	(66,988)
Inventories	(92,525)	(60,139)
Prepaid expenses and other assets	(22,217)	(15,953)
Accounts payable	20,146	19,022
Accrued expenses and other liabilities	(1,389)	(363)
Net cash used in operating activities	(52,899)	(35,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,163)	(76,320)
Purchases of acquired businesses, net of cash acquired	(7,987)	(23,005)
Proceeds from disposals of property and equipment	840	102
Long-term investment	(3,000)	—
Net cash used in investing activities	(66,310)	(99,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(5,539)	(396)
Proceeds from borrowings of long-term debt	150,000	—
Proceeds from borrowings under revolving credit line	438,293	347,474
Repayments of borrowings under revolving credit line	(488,156)	(237,284)
Increase in bank overdraft	33,666	28,378
Proceeds from exercise of stock options	3,202	1,692
Payment of employee restricted stock tax withholdings	(2,163)	(3,570)
Excess tax benefits from share-based payment arrangements	2,661	2,321
Capitalized debt issuance costs	(900)	—
Net cash provided by financing activities	131,064	138,615
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(497)	(103)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,358	3,464
Cash and cash equivalents at beginning of period	16,116	11,111
Cash and cash equivalents at end of period	$27,474	$14,575
Supplemental disclosures of cash flow information:
Non-cash financing activity	$12,383	$—
Non-cash investing activity	$12,383	$—
Cash paid for interest	$6,868	$2,925
Cash paid for federal and state income taxes, net of refunds	$57,471	$42,072
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015 (unaudited)

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $112.7 million and $98.8 million for the three months ended January 31, 2015 and February 1, 2014, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $224.7 million and $195.1 million for the six months ended January 31, 2015 and February 1, 2014, respectively.

(c)  Correction of Prior Period Errors

During the three months ended January 31, 2015, the Company recorded a cumulative prior period adjustment to net sales for $7.7 million related to amounts owed to a customer resulting from an incorrect calculation of contractual obligations to that customer from fiscal year 2009 through fiscal year 2014. The aggregate amount of the reduction in net sales related to this incorrect calculation was $9.3 million, which includes a $1.6 million reduction in net sales in the first quarter of fiscal 2015. The Company reviewed the impact of these corrections in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 "Materiality," and determined that these corrections were not material to prior or current periods.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures as appropriate. The new pronouncement is effective for public companies with annual periods ending after December 15, 2016, and interim periods thereafter. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

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

3.                                      ACQUISITIONS

During the three months ended January 31, 2015, the Company recorded adjustments to certain provisional amounts recorded as of the fiscal year ended August 2, 2014 related to the acquisition of all of the outstanding capital stock of Tony's Fine Foods ("Tony’s") by the Company’s wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West") on July 15, 2014. These adjustments include a decrease to goodwill of $3.1 million related to the settlement of a tax liability that was recorded as a payable as of August 2, 2014 and a decrease to goodwill of $0.1 million related to the working capital adjustment settlement. These adjustments were in addition to those recorded in the first quarter of fiscal 2015, which included (i) an increase to the fair value of the non-competition agreement assets and a decrease to the fair value of the customer relationship intangible asset by $0.9 million and $0.7 million, respectively, recorded within intangible assets based on updated valuation information, (ii) a decrease to the opening value of the property and equipment acquired of $0.8 million based on updated fair value information, and (iii) a decrease to goodwill of $0.1 million related to a preliminary working capital adjustment. The aforementioned adjustments decreased goodwill by a total of $3.2 million in the second fiscal quarter of 2015 and $2.7 million from the balance recorded as of August 2, 2014. While the Company is still completing the final valuation of the acquired fixed assets and intangibles and purchase accounting, the Company does not expect any material changes to the amounts recorded in the financial statements as of January 31, 2015. Net sales from the acquired business totaled approximately $232.6 million and $447.4 million for the three and six months ended January 31, 2015, respectively, and are included within the Company's wholesale segment.

The cash portion of the purchase price paid for Tony's was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs related to the purchase have been expensed as incurred and are included within "Operating Expenses" in the Condensed Consolidated Statements of Income. The business was absorbed by the operations of the Company’s broadline distribution business; therefore, the Company does not record the expenses separately from the rest of the broadline distribution business and it is not possible to provide complete financial results separately for the business.

4.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Six months ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Basic weighted average shares outstanding	50,025	49,615	49,957	49,490
Net effect of dilutive stock awards based upon the treasury stock method	252	258	238	276
Diluted weighted average shares outstanding	50,277	49,873	50,195	49,766

There were 1,456 anti-dilutive share-based awards outstanding for the three months ended January 31, 2015 and no anti-dilutive share-based awards outstanding for the three months ended February 1, 2014. For the six months ended January 31, 2015 and February 1, 2014, there were 8,336 and 4,703 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

5.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% on an initial amortizing principal amount of $140.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional amount. The interest rate swap has been entered into as a hedge against LIBOR movements on the current variable rate related to the Company’s real-estate backed Term Loan Agreement entered into on August 14, 2014, explained in more detail in Note 7 "Long-Term Debt," to protect against rising interest rates. We expect that the interest rate swap will effectively fix the Company’s interest rate payments on the $140.0 million of debt. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”).

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at January 31, 2015 and is reflected at fair value in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the three months ended January 31, 2015. The Company also monitors the risk of counterparty default on an ongoing basis.

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2015, the Company entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2015. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the six months ended February 1, 2014, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2014 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of January 31, 2015 or August 2, 2014.

The fair value of the Company’s other financial instruments including cash, cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses approximate carrying amounts due to the short-term nature of these instruments. The Company believes its credit risk is similar to the overall market and variable rates have not moved significantly since it initiated the underlying borrowings therefore the fair value of notes payable approximate carrying amounts.

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

	January 31, 2015		August 2, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$190,379	$201,359	$33,500	$36,386

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 31, 2015:
Net sales	$1,997,058	$48,157	$(28,669)	$—	$2,016,546
Operating income (loss)	57,351	(9,198)	1,350	—	49,503
Interest expense	—	—	—	3,554	3,554
Interest income	—	—	—	(69)	(69)
Other, net	—	—	—	(5)	(5)
Income before income taxes					46,023
Depreciation and amortization	14,989	510	—	—	15,499
Capital expenditures	27,733	1,058	—	—	28,791
Goodwill	249,992	17,731	—	—	267,723
Total assets	2,319,514	202,553	(11,177)	—	2,510,890

Three months ended February 1, 2014:
Net sales	$1,625,934	$44,760	$(24,653)	$—	$1,646,041
Operating income (loss)	54,288	(6,584)	1,141	—	48,845
Interest expense	—	—	—	1,782	1,782
Interest income	—	—	—	(125)	(125)
Other, net	602	—	—	—	602
Income before income taxes					46,586
Depreciation and amortization	11,335	425	—	—	11,760
Capital expenditures	42,891	182	—	—	43,073
Goodwill	191,485	17,731	—	—	209,216
Total assets	1,800,189	161,516	(10,724)	—	1,950,981

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended January 31, 2015:
Net sales	$3,967,777	$107,727	$(66,482)	$—	$4,009,022
Operating income (loss)	124,060	(16,797)	633	—	107,896
Interest expense	—	—	—	6,809	6,809
Interest income	—	—	—	(162)	(162)
Other, net	—	—	—	611	611
Income before income taxes					100,638
Depreciation and amortization	27,398	2,259	—	—	29,657
Capital expenditures	54,670	1,493	—	—	56,163
Goodwill	249,992	17,731	—	—	267,723
Total assets	2,319,514	202,553	(11,177)	—	2,510,890

Six months ended February 1, 2014:
Net sales	$3,210,177	$93,730	$(55,855)	$—	$3,248,052
Operating income (loss)	111,662	(14,545)	(246)	—	96,871
Interest expense	—	—	—	3,636	3,636
Interest income	—	—	—	(245)	(245)
Other, net	621	—	—	—	621
Income before income taxes					92,859
Depreciation and amortization	21,906	1,092	—	—	22,998
Capital expenditures	76,003	317	—	—	76,320
Goodwill	191,485	17,731	—	—	209,216
Total assets	1,800,189	161,516	(10,724)	—	1,950,981

7.                                      LONG-TERM DEBT

On August 14, 2014, the Company entered into a real-estate backed Term Loan Agreement (the “Term Loan Agreement”) by and among the Company, its wholly-owned subsidiary Albert’s Organics, Inc. (“Albert's,” and together with the Company, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the “Administrative Agent”) and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. Borrowings under the Term Loan Agreement are guaranteed by most of the Company's wholly-owned subsidiaries who are not also Borrowers. The Borrowers are required to make $2.5 million principal payments quarterly beginning on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement, as amended. Under the Term Loan Agreement, the Borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 1.50%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available sources) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 2.50%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The Borrowers' obligations under the Term Loan Agreement are secured by certain parcels of the Borrowers' real property.

As of January 31, 2015, the Company had borrowings of $145.0 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the three months ended January 31, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to FASB ASC 840, Leases, and the estimated fair value of the building is recorded on the Condensed Consolidated Balance Sheet with the capital lease obligation included in "Long-term debt." A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.37%. The capital lease obligation as of January 31, 2015 was $12.4 million. The Company recorded $0.1 million of interest expense during the three months ended January 31, 2015.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of January 31, 2015 was $33.0 million. The Company recorded $0.6 million of interest expense during each of the three months ended January 31, 2015 and February 1, 2014 and $1.2 million during each of the six months ended January 31, 2015 and February 1, 2014.

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 2, 2014 and "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-two distribution centers, representing approximately 7.6 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other, which includes foodservice and international customers.

Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert’s, which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins Market, which operates our thirteen natural products retail stores within the United States; and

•
our manufacturing division, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items, and confections, and our Blue Marble Brands product lines.

In recent years, our sales to existing and new customers have increased as a result of the continued growth of the natural and organic products industry in general; our high quality service and broader product selection, including specialty products, our acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base and enhance and diversify our product selections. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York and Auburn, California facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2017. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Inflation continues to impact our financial results. For the three months ended January 31, 2015, inflation in food prices was approximately 2.2% when compared to price levels in the three months ended February 1, 2014. Based on the recent trend, we believe that levels are stabilizing near 2% to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 16 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 35% of our net sales for the three months ended January 31, 2015 and approximately 37% of our net sales for the three months ended February 1, 2014. Whole Foods Market accounted for approximately 34% and 36% of our net sales for the six months ended January 31, 2015 and February 1, 2014, respectively.

In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's through our wholly-owned subsidiary, UNFI West, for consideration of approximately $202.9 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary of the Company and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s provides us with an immediate platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At January 31, 2015 our distribution capacity totaled approximately 7.6 million square feet. In fiscal 2014, we commenced operations at our new distribution center in Sturtevant, Wisconsin. Our multi-year expansion plan continues to progress as we commenced operations at our new Montgomery, New York distribution center in the first quarter of fiscal 2015 and we are currently constructing additional facilities in Prescott, Wisconsin, from which we expect to begin operations in the fourth quarter of fiscal 2015, and Gilroy, California, from which we expect to begin operations in the first quarter of fiscal 2016.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended				Six months ended
	January 31, 2015		February 1, 2014		January 31, 2015	February 1, 2014
Net sales	100.0%		100.0%		100.0%	100.0%
Cost of sales	85.2%		83.7%		84.6%	83.4%
Gross profit	14.8%		16.3%		15.4%	16.6%
Total operating expenses	12.4%		13.3%		12.7%	13.6%
Operating income	2.5%	*	3.0%		2.7%	3.0%
Other expense (income):
Interest expense	0.2%		0.1%		0.2%	0.1%
Interest income	—%		—%		—%	—%
Other, net	—%		—%		—%	—%
Total other expense, net	0.2%		0.1%		0.2%	0.1%
Income before income taxes	2.3%		2.8%	*	2.5%	2.9%
Provision for income taxes	0.9%		1.1%		1.0%	1.1%
Net income	1.4%		1.7%		1.5%	1.7%	*
___________________________________________________
* Total reflects rounding

Three Months Ended January 31, 2015 Compared To Three Months Ended February 1, 2014

Net Sales

Our net sales for the three months ended January 31, 2015 increased approximately 22.5%, or $370.5 million, to $2.0 billion from $1.6 billion for the three months ended February 1, 2014. Net Sales for the second quarter of fiscal 2015 were negatively impacted by $7.7 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year quarterly increase in net sales was primarily attributable to the inclusion of $232.6 million of net sales resulting from our acquisition of Tony's in the fourth quarter of fiscal 2014, coupled with organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and broader selection of products, including specialty foods. Net sales for the quarter ended January 31, 2015 also benefited from food price inflation of approximately 2.2% compared to price levels in the second quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended January 31, 2015 and February 1, 2014 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	January 31, 2015	% of Net Sales	February 1, 2014	% of Net Sales
Independently owned natural products retailers	$644	32%	$527	32%
Supernatural chains	708	35%	606	37%
Conventional supermarkets	537	27%	424	26%
Other	128	6%	89	5%
Total	$2,017	100%	$1,646	100%

Net sales to our independent retailer channel increased by approximately $117 million, or 22%, during the three months ended January 31, 2015 compared to the three months ended February 1, 2014 and accounted for 32% of our total net sales for each of the three months ended January 31, 2015 and February 1, 2014. The increase in net sales in this channel is primarily attributable to net sales by our Tony's business.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended January 31, 2015 increased by approximately $102 million, or 17%, as compared to the three months ended February 1, 2014, and accounted for approximately 35% and 37% of our total net sales for the three months ended January 31, 2015 and February 1, 2014, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings and net sales to Whole Foods Market by our Tony's business.

Net sales to conventional supermarkets for the three months ended January 31, 2015 increased by approximately $113 million, or 27%, from the three months ended February 1, 2014, and represented approximately 27% and 26% of our total net sales in the three months ended January 31, 2015 and February 1, 2014, respectively. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as net sales by our Tony's business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $39 million, or 44%, for the three months ended January 31, 2015 compared to the three months ended February 1, 2014, and accounted for approximately 6% and 5% of our total net sales for the three months ended January 31, 2015 and February 1, 2014, respectively. The increase in other net sales is attributable to net sales from our Tony's business, expanded sales to our existing foodservice partners and increased sales from our manufacturing division and Blue Marble product lines.

As we continue to pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2015 to grow over net sales for the comparable period of fiscal 2014, driven largely by incremental sales from our Tony's business. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We also expect that our ability to add products that Tony's has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 11.6%, or $31.0 million, to $299.2 million for the three months ended January 31, 2015, from $268.2 million for the three months ended February 1, 2014. Our gross profit as a percentage of net sales was 14.8% for the three months ended January 31, 2015 compared to 16.3% for the three months ended February 1, 2014. The decline in gross profit as a percentage of net sales between the second quarter of fiscal 2015 and the comparable period in fiscal 2014 was due primarily to the dilution from Tony's sales in the quarter and the unfavorable impact of the reduction in net sales attributable to the customer contractual obligation described above, while the shift in mix of sales, lower fuel surcharges, and the unfavorable foreign exchange from the declining value of the Canadian dollar on the Company's Canadian business also contributed to the year over year decline.

Our gross profits are generally higher on net sales to independently owned retailers and foodservice customers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended January 31, 2015, approximately

58%, or $215 million, of our $371 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels.

We anticipate net sales growth in the supernatural and conventional supermarket channels will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing national warehouse management and supply chain system platform.

Operating Expenses

Our total operating expenses increased approximately 13.8%, or $30.4 million, to $249.7 million for the three months ended January 31, 2015, from $219.3 million for the three months ended February 1, 2014. The increase in total operating expenses for the three months ended January 31, 2015 was primarily due to additional costs required to service higher sales volume. Operating expenses for the second quarter of fiscal 2015 also included a restructuring charge of $0.2 million as we ceased primary operations at our Canadian facility located in Scotstown, Quebec and startup costs of approximately $0.6 million related to our Montgomery, New York and Auburn, California facilities.

Total operating expenses for the three months ended January 31, 2015 included share-based compensation expense of $3.6 million, compared to $4.0 million in the three months ended February 1, 2014. Share-based compensation expense was lower during the three months ended January 31, 2015 primarily due to a reduction in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

As a percentage of net sales, total operating expenses decreased to approximately 12.4% for the three months ended January 31, 2015, from approximately 13.3% for the three months ended February 1, 2014. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which generally have lower operating expenses and higher fixed cost coverage due to higher sales. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our national warehouse management and supply chain system platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York and Auburn, California facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Reflecting the factors described above, operating income increased approximately 1.3%, or $0.7 million, to $49.5 million for the three months ended January 31, 2015, from $48.8 million for the three months ended February 1, 2014. As a percentage of net sales, operating income was 2.5% for the three months ended January 31, 2015 compared to 3.0% for the three months ended February 1, 2014.

Other Expense (Income)

Other expense, net increased $1.2 million to $3.5 million for the three months ended January 31, 2015, from $2.3 million for the three months ended February 1, 2014. Interest expense increased for the three months ended January 31, 2015 to $3.6 million compared to $1.8 million for the three months ended February 1, 2014 due to an increase in borrowings over the prior year and higher average interest rates. Interest income was $0.1 million in each of the three months ended January 31, 2015 and February 1, 2014.

Provision for Income Taxes

Our effective income tax rate was 39.5% and 40.0% for the three months ended January 31, 2015 and February 1, 2014, respectively. The decrease in the effective income tax rate for the second quarter of fiscal 2015 is primarily due to a federal solar tax credit we claimed in fiscal 2015.

Net Income

Reflecting the factors described in more detail above, net income increased $0.1 million to $27.8 million, or $0.55 per diluted share, for the three months ended January 31, 2015, compared to $28.0 million, or $0.56 per diluted share, for the three months ended February 1, 2014.

Six Months Ended January 31, 2015 Compared To Six Months Ended February 1, 2014

Net Sales

Our net sales increased approximately 23.4%, or $761.0 million, to $4.0 billion for the six months ended January 31, 2015, from $3.2 billion for the six months ended February 1, 2014. Net sales for the first six months of fiscal 2015 were negatively impacted by $9.3 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-on-year increase in net sales was primarily due to the same factors that contributed to our net sales growth for the quarter ended January 31, 2015, including growth in our wholesale segment of $757.6 million. Our net sales growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. Net sales also benefited from food price inflation of approximately 2.1% that we experienced in the six months ended January 31, 2015 compared to price levels in the prior year comparable period.
Our net sales by customer type for the six months ended January 31, 2015 and February 1, 2014 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	January 31, 2015	% of Net Sales	February 1, 2014	% of Net Sales
Independently owned natural products retailers	$1,297	32%	$1,055	32%
Supernatural chains	1,373	34%	1,177	36%
Conventional supermarkets	1,073	27%	835	26%
Other	266	7%	181	6%
Total	$4,009	100%	$3,248	100%

Net sales to our independent retailer channel increased by approximately $242 million, or 23% during the six months ended January 31, 2015 compared to the six months ended February 1, 2014 and accounted for 32% of our total net sales for each of the six months ended January 31, 2015 and February 1, 2014. The increase in net sales in this channel is primarily attributable to net sales by our Tony's business.

Net sales to the supernatural chain channel for the six months ended January 31, 2015 increased by approximately $196 million, or 17%, as compared to the prior fiscal year's comparable period, and accounted for approximately 34% of our total net sales for the six months ended January 31, 2015 compared to 36% for the six months ended February 1, 2014. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings and net sales to Whole Foods Market by our Tony's business.

Net sales to conventional supermarkets for the six months ended January 31, 2015 increased by approximately $238 million, or 29%, from the six months ended February 1, 2014, and represented approximately 27% of total net sales for the six months ended January 31, 2015 compared to 26% for the six months ended February 1, 2014. The increase in net sales to conventional supermarkets is primarily due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers coupled with the inclusion of our Tony's business.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $85 million, or 47% during the six months ended January 31, 2015 and accounted for approximately 7% of total net sales for the six months ended January 31, 2015 compared to 6% for the six months ended February 1, 2014. This growth is attributable to net sales from our Tony's business, expanded sales with our existing foodservice partners and strong sales from our manufacturing division and Blue Marble product lines.

Cost of Sales and Gross Profit

Our gross profit increased approximately 14.6%, or $78.9 million, to $618.2 million for the six months ended January 31, 2015, from $539.3 million for the six months ended February 1, 2014. Our gross profit as a percentage of net sales decreased to 15.4% for the six months ended January 31, 2015 compared to 16.6% for the six months ended February 1, 2014. The decline in gross profit as a percentage of net sales during the first half of fiscal 2015 is primarily due to the dilution from Tony's net sales, the adverse impact from the reduction in net sales attributable to the customer contractual obligation disclosed above, the impact of unfavorable foreign exchange on our Canadian business, a shift in the mix of sales, and lower fuel surcharges.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the six months ended January 31, 2015 approximately $434 million of our $761 million total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. Approximately 61% and 62% of our total net sales in the six months ended January 31, 2015 and February 1, 2014, respectively, were to the conventional supermarket and supernatural channels.

Operating Expenses

Our total operating expenses increased approximately 15.3%, or $67.8 million, to $510.3 million for the six months ended January 31, 2015, from $442.5 million for the six months ended February 1, 2014. The increase in total operating expenses for the six months ended January 31, 2015 was primarily due to additional costs required to service higher sales volume. As a percentage of net sales, total operating expenses decreased to approximately 12.7% for the six months ended January 31, 2015, from approximately 13.6% for the six months ended February 1, 2014. Total operating expenses for the six months ended February 1, 2014 included startup costs of approximately $1.8 million related to our Montgomery, New York, Sturtevant, Wisconsin and Auburn, California facilities and $0.8 million of restructuring and impairment charges as we ceased primary operations at our Canadian facility in Scotstown, Quebec, which was acquired in 2010.

Total operating expenses for the six months ended January 31, 2015 include share-based compensation expense of $9.6 million, compared to $9.5 million in the six months ended February 1, 2014. Share-based compensation expense was slightly higher during the six months ended January 31, 2015 due to an increase in the number of employees eligible to receive equity compensation as a result of our growing workforce, offset by a reduction in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income increased approximately 11.4%, or $11.0 million, to $107.9 million for the six months ended January 31, 2015, from $96.9 million for the six months ended February 1, 2014. As a percentage of net sales, operating income was 2.7% for the six months ended January 31, 2015 as compared to 3.0% for the six months ended February 1, 2014.

Other Expense (Income)

Other expense, net was $7.3 million and $4.0 million for the six months ended January 31, 2015 and February 1, 2014, respectively. Interest expense was $6.8 million and $3.6 million for the six months ended January 31, 2015 and February 1, 2014, respectively. The increase in interest expense is primarily due to an increase in borrowings over the prior year and higher average interest rates. Interest income of $0.2 million for the six months ended January 31, 2015 is consistent with the six months ended February 1, 2014. Other, net for the six months ended January 31, 2015 included foreign exchange losses of approximately $0.4 million due to the declining value of the Canadian dollar on our Canadian business.

Provision for Income Taxes

Our effective income tax rate was 39.5% and 40.0% for the six months ended January 31, 2015 and February 1, 2014, respectively. The decrease in the effective income tax rate for the six months ended January 31, 2015 was primarily due to a federal solar tax credit claimed by the Company in fiscal 2015.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $5.2 million to $60.9 million, or $1.21 per diluted share, for the six months ended January 31, 2015, compared to $55.7 million, or $1.12 per diluted share, for the six months ended February 1, 2014.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, capital lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and real-estate backed Term Loan Agreement on a gross basis.  We expect to generate an average of $75 million to $125 million in cash flow from operations per year for the 2015 and 2016 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investments in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2 to 2.2% of net sales for fiscal 2015, excluding the impact of any potential sale-leaseback transactions, reflecting an increase over levels experienced in fiscal 2013 and fiscal 2014 as we construct new distribution centers in Wisconsin and California in fiscal 2015. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

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

The borrowings of the U.S. portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings for the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers’ acceptances, (y) the prime rate of Bank of America, N.A.’s Canada branch, and (z) a bankers’ acceptance equivalent rate for a one month interest period plus 1.00% plus an initial margin of 0.50%), or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to the Canadian Dollar bankers' acceptance on the "CDOR Page" of Reuter Monitor Money Rates Service, plus the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated revolving credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. The amended and restated revolving credit facility includes an annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments. The amended and restated secured revolving credit facility supports our working capital requirements in the ordinary course of business and provides capital to grow our business organically or through acquisitions.

Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $600.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of January 31, 2015, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $582.9 million. As of January 31, 2015, we had $364.6 million of borrowings outstanding under our amended and restated revolving credit facility and $36.2 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $182.0 million as of January 31, 2015.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended January 31, 2015.

On August 14, 2014, we entered into a real-estate backed Term Loan Agreement by and among us, our wholly-owned subsidiary Albert’s (together with the Company, the "Borrowers"), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the "Administrative Agent") and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. We are required to make $2.5 million principal payments quarterly. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility, as amended. Under the Term Loan Agreement, we at our option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

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

On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the current variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815.

Net cash used in operations was $52.9 million for the six months ended January 31, 2015, an increase of $17.1 million from the $35.8 million used in operations for the six months ended February 1, 2014. The primary reasons for the net cash used in operations for the six months ended January 31, 2015 were an increase in inventories of $92.5 million and an increase in accounts receivable of $50.8 million due to our sales growth during the year, including as a result of our acquisition of Tony's, partially offset by an increase in accounts payable of $20.1 million and net income of $60.9 million. The primary reasons for the net cash used in operations for the six months ended February 1, 2014 were an increase in inventories of $60.1 million and an increase in accounts receivable of $67.0 million due to our sales growth during the year, partially offset by an increase in accounts payable of $19.0 million and net income of $55.7 million. Days in inventory remained consistent at 51 days at January 31, 2015, compared to August 2, 2014. Days sales outstanding remained consistent at 22 days at January 31, 2015 compared to August 2, 2014. Working capital increased by $121.3 million, or 14.2%, to $975.8 million at January 31, 2015, compared to working capital of $854.5 million at August 2, 2014.

Net cash used in investing activities decreased $32.9 million to $66.3 million for the six months ended January 31, 2015, compared to $99.2 million for the six months ended February 1, 2014. The decrease from the six months ended February 1, 2014 was primarily due to a reduction in cash paid for acquisitions compared to fiscal 2014 coupled with a $20.2 million reduction in capital spending.

Net cash provided by financing activities was $131.1 million for the six months ended January 31, 2015. As noted above, we present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line and long-term debt of $438.3 million and $150.0 million, respectively, partially offset by repayments of our revolving credit line and long-term debt of $488.2 million and $5.5 million, respectively, as well as increases in bank overdrafts of $33.7 million. Net cash provided by financing activities was $138.6 million for the six months ended February 1, 2014, primarily due to gross borrowings under our revolving credit line of $347.5 million, partially offset by repayments of our revolving credit line of $237.3 million, as well as increases in bank overdrafts of $28.4 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 31, 2015, we had entered into agreements which require us to purchase a total of approximately 0.5 million gallons of diesel fuel at prices ranging from $3.13 to $3.92 per gallon through December 2015. As of February 1, 2014, we had entered into agreements which required us to purchase a total of approximately 8.5 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

During the six months ended January 31, 2015, the Company entered into the Term Loan Agreement. The total initial borrowings under the Term Loan Agreement were $150.0 million. The Company is required to make $2.5 million principal payments quarterly. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination of our amended and restated revolving credit facility, as amended. Refer to Note 7 "Long-Term Debt" included in "Item 1. Notes to Condensed Consolidated Financial Statements" and "Liquidity and Capital Resources" above for further information regarding the Term Loan Agreement including the manner in which interest on borrowings under the Term Loan Agreement is calculated.

Proceeds from the Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

Except as noted above, there have been no material changes to our contractual obligations and commercial commitments during the six months ended January 31, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As more fully described in Note 5 to the condensed consolidated financial statements, during the second quarter of fiscal 2015 we entered into a forward starting interest rate swap agreement to fix our effective interest rate for a portion of the borrowings under our term loan. In addition, from time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. Other than noted, there have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2014.

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
While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended August 2, 2014, or unaudited condensed consolidated financial statements for the first and second quarters of fiscal year 2015, it did represent a material weakness as of August 2, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors is being recognized as out-of-period adjustments to the interim financial information covered by this Form 10-Q.
Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of January 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2015. The Company is amending Item 9A of its Annual Report on Form 10-K as of August 2, 2014 and Item 4 of its Quarterly Report on Form 10-Q as of November 1, 2014 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.
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

Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended January 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended August 2, 2014. in our Amendment No.1 to our Quarterly Report for the period ended November 1, 2014 and this quarterly report, management identified immaterial errors related to prior financial reporting periods that indicated certain deficiencies existed in our internal control over financial reporting. Management has concluded that, for the reporting period ended August 2, 2014, these deficiencies, when aggregated, could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness in our internal control over financial reporting as of August 2, 2014.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have taken a number of actions to rectify the underlying causes of the material weakness and are actively engaged in further steps as part of a comprehensive remediation plan designed to resolve this material weakness in a prompt fashion. Although this material weakness has not required us to restate our financial results, if we are unable to satisfactorily address the deficiencies underlying this material weakness in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and the price of our common stock could be adversely impacted.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
3.1*	Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only).
3.2*	Amended and Restated Bylaws of the Registrant (restated for SEC filing purposes only).
10.1*	Second Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated May 10, 2011.
10.2*	Third Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated August 7, 2013.
10.3*	Fourth Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated October 20, 2014.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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