Form 10-Q
period 2015-05-02
UNITED NATURAL FOODS INC
filed 2015-06-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of June 5, 2015 there were 50,087,667 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	May 2, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,940	$16,116
Accounts receivable, net of allowance of $7,698 and $7,589, respectively	510,692	449,870
Inventories	947,697	834,722
Prepaid expenses and other current assets	54,970	45,064
Deferred income taxes	38,570	32,518
Total current assets	1,575,869	1,378,290
Property & equipment, net	556,526	483,960
Goodwill	268,529	274,548
Intangible assets, net of accumulated amortization of $23,769 and $19,002, respectively	128,206	134,989
Other assets	29,191	25,446
Total assets	$2,558,321	$2,297,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440,276	$385,890
Accrued expenses and other current liabilities	124,617	136,959
Current portion of long-term debt	11,566	990
Total current liabilities	576,459	523,839
Notes payable	360,599	415,660
Long-term debt, excluding current portion	177,246	32,510
Deferred income taxes	60,040	50,995
Other long-term liabilities	30,949	30,865
Total liabilities	1,205,293	1,053,869
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,087 issued and outstanding shares at May 2, 2015; 49,771 issued and outstanding shares at August 2, 2014	501	498
Additional paid-in capital	418,623	402,875
Unallocated shares of Employee Stock Ownership Plan	—	(14)
Accumulated other comprehensive loss	(13,889)	(5,152)
Retained earnings	947,793	845,157
Total stockholders’ equity	1,353,028	1,243,364
Total liabilities and stockholders’ equity	$2,558,321	$2,297,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Net sales	$2,114,643	$1,781,729	$6,123,665	$5,029,781
Cost of sales	1,788,729	1,483,600	5,179,556	4,192,309
Gross profit	325,914	298,129	944,109	837,472
Operating expenses	256,942	235,514	766,438	677,986
Restructuring and asset impairment expenses	—	—	803	—
Total operating expenses	256,942	235,514	767,241	677,986
Operating income	68,972	62,615	176,868	159,486
Other expense (income):
Interest expense	3,920	2,308	10,729	5,944
Interest income	(123)	(129)	(285)	(374)
Other, net	(4,396)	(217)	(3,785)	404
Total other expense, net	(599)	1,962	6,659	5,974
Income before income taxes	69,571	60,653	170,209	153,512
Provision for income taxes	27,821	24,261	67,573	61,405
Net income	$41,750	$36,392	$102,636	$92,107
Basic per share data:
Net income	$0.83	$0.73	$2.05	$1.86
Weighted average basic shares of common stock outstanding	50,079	49,635	49,998	49,577
Diluted per share data:
Net income	$0.83	$0.73	$2.04	$1.85
Weighted average diluted shares of common stock outstanding	50,348	49,931	50,246	49,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended		Nine months ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Net income	$41,750	$36,392	$102,636	$92,107
Other comprehensive income (loss), net of tax:
Change in fair value of swap agreements	(254)	—	(254)	—
Foreign currency translation adjustments	3,409	1,128	(8,483)	(4,489)
Total other comprehensive income (loss), net of tax	3,155	1,128	(8,737)	(4,489)
Total comprehensive income	$44,905	$37,520	$93,899	$87,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at August 2, 2014	49,771	$498	$402,875	$(14)	$(5,152)	$845,157	$1,243,364
Allocation of shares to ESOP				14			14
Stock option exercises and restricted stock vestings, net of tax	316	3	911				914
Share-based compensation			11,972				11,972
Tax benefit associated with stock plans			2,865				2,865
Fair value of swap agreements, net of tax					(254)		(254)
Foreign currency translation					(8,483)		(8,483)
Net income						102,636	102,636
Balances at May 2, 2015	50,087	$501	$418,623	$—	$(13,889)	$947,793	1,353,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
(In thousands)	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,636	$92,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47,206	35,427
Share-based compensation	11,972	13,137
Gain on disposals of property and equipment	(784)	(59)
Gain on acquisition of land	(2,824)	—
Excess tax benefits from share-based payment arrangements	(2,865)	(2,459)
Restructuring and asset impairment	803	—
Deferred income taxes	3,292	3,165
Provision for doubtful accounts	3,508	2,771
Non-cash interest expense	368	1,767
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(67,166)	(81,467)
Inventories	(116,693)	(126,613)
Prepaid expenses and other assets	(3,863)	(6,251)
Accounts payable	30,053	48,107
Accrued expenses and other liabilities	(11,836)	(279)
Net cash used in operating activities	(6,193)	(20,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,544)	(107,945)
Purchases of acquired businesses, net of cash acquired	(8,017)	(23,032)
Proceeds from disposals of property and equipment	936	6,061
Long-term investment	(3,000)	—
Net cash used in investing activities	(108,625)	(124,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,252)	(707)
Proceeds from borrowings of long-term debt	150,000	—
Proceeds from borrowings under revolving credit line	567,807	535,218
Repayments of borrowings under revolving credit line	(621,933)	(397,093)
Increase in bank overdraft	33,122	12,711
Proceeds from exercise of stock options	3,297	2,125
Payment of employee restricted stock tax withholdings	(2,383)	(3,709)
Excess tax benefits from share-based payment arrangements	2,865	2,459
Capitalized debt issuance costs	(1,963)	—
Net cash provided by financing activities	122,560	151,004
EFFECT OF EXCHANGE RATE CHANGES ON CASH	82	25
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,824	5,466
Cash and cash equivalents at beginning of period	16,116	11,111
Cash and cash equivalents at end of period	$23,940	$16,577
Supplemental disclosures of cash flow information:
Non-cash financing activity	$13,564	$—
Non-cash investing activity	$13,564	$—
Cash paid for interest	$10,688	$4,812
Cash paid for federal and state income taxes, net of refunds	$58,989	$52,880
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2015 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation of manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses. Other income for the three and nine months ended May 2, 2015 includes a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $113.0 million and $100.3 million for the three months ended May 2, 2015 and May 3, 2014, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $337.7 million and $295.4 million for the nine months ended May 2, 2015 and May 3, 2014, respectively.

(c)  Correction of Prior Period Errors

During the three months ended January 31, 2015, the Company recorded a cumulative prior period adjustment to net sales for $7.7 million related to amounts owed to a customer resulting from an incorrect calculation of contractual obligations to that customer from fiscal year 2009 through fiscal year 2014. The aggregate amount of the reduction in net sales related to this incorrect calculation in fiscal 2015 was $9.3 million. The Company reviewed the impact of these corrections in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 "Materiality," and determined that these corrections were not material to prior or current periods.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the third quarter of fiscal 2015, the result would have been the reclassification of $4.4 million and $3.1 million as of May 2, 2015 and August 2, 2014, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures as appropriate. The new pronouncement is effective for public companies with annual periods ending after December 15, 2016, and interim periods thereafter. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

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

3.                                      ACQUISITIONS

During the three months ended May 2, 2015, the Company recorded an adjustment to certain provisional amounts recorded as of the fiscal year ended August 2, 2014 related to the acquisition of all of the outstanding capital stock of Tony's Fine Foods ("Tony’s") by the Company’s wholly-owned subsidiary, United Natural Foods West, Inc. ("UNFI West") on July 15, 2014. This adjustment resulted in a decrease to goodwill of $0.3 million related to a true-up of accounts receivable balances for amounts subsequently collected. This adjustment was in addition to those adjustments recorded in the first and second quarters of fiscal 2015, which included (i) an increase to the fair value of the non-competition agreement assets and a decrease to the fair value of the customer relationship intangible asset by $0.9 million and $0.7 million, respectively, recorded within intangible assets based on updated valuation information, (ii) a decrease to the opening value of the property and equipment acquired of $0.8 million based on updated fair value information, (iii) a decrease to goodwill of $0.1 million related to a preliminary working capital adjustment, (iv) a decrease to goodwill of $3.1 million related to a settlement of a tax liability that was recorded as a payable as of August 2, 2014, and (v) a decrease to goodwill of $0.1 million related to the working capital adjustment settlement. The aforementioned adjustments decreased goodwill by a total of $0.3 million in the third quarter of fiscal 2015 and $3.0 million from the balance recorded as of August 2, 2014. While the Company is still completing the final valuation of the acquired fixed assets and intangibles and purchase accounting, the Company does not expect any material changes to the amounts recorded in the financial statements as of May 2, 2015. Net sales from the acquired business totaled approximately $213.7 million and $661.1 million for the three and nine months ended May 2, 2015, respectively, and are included within the Company's wholesale segment.

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

4.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Nine months ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Basic weighted average shares outstanding	50,079	49,635	49,998	49,577
Net effect of dilutive stock awards based upon the treasury stock method	269	296	248	283
Diluted weighted average shares outstanding	50,348	49,931	50,246	49,860

There were 241 anti-dilutive share-based awards outstanding for the three months ended May 2, 2015 and 5,634 anti-dilutive share-based awards outstanding for the three months ended May 3, 2014. For the nine months ended May 2, 2015 and May 3, 2014, there were 5,250 and 5,916 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at May 2, 2015 and is reflected at fair value in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the three months ended May 2, 2015. The Company also monitors the risk of counterparty default on an ongoing basis.

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. During the first quarter of fiscal 2015, the Company entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2015. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the nine months ended May 3, 2014, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2014 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

There were no financial assets and liabilities measured on a recurring basis as of August 2, 2014. The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of May 2, 2015:

	Fair Value at May 2, 2015
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$420	—
	—	$420	—

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

	May 2, 2015		August 2, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$188,812	$198,124	$33,500	$36,386

6.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through a new national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended May 2, 2015:
Net sales	$2,093,384	$57,415	$(36,156)	$—	$2,114,643
Operating income (loss)	75,181	(6,096)	(113)	—	68,972
Interest expense	—	—	—	3,920	3,920
Interest income	—	—	—	(123)	(123)
Other, net	—	—	—	(4,396)	(4,396)
Income before income taxes					69,571
Depreciation and amortization	15,751	1,798	—	—	17,549
Capital expenditures	41,569	812	—	—	42,381
Goodwill	250,798	17,731	—	—	268,529
Total assets	2,387,329	185,855	(14,863)	—	2,558,321

Three months ended May 3, 2014:
Net sales	$1,756,293	$60,258	$(34,822)	$—	$1,781,729
Operating income (loss)	68,944	(5,717)	(612)	—	62,615
Interest expense	—	—	—	2,308	2,308
Interest income	—	—	—	(129)	(129)
Other, net	(217)	—	—	—	(217)
Income before income taxes					60,653
Depreciation and amortization	11,736	693	—	—	12,429
Capital expenditures	30,925	700	—	—	31,625
Goodwill	192,030	17,731	—	—	209,761
Total assets	1,901,662	149,234	(12,996)	—	2,037,900

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended May 2, 2015:
Net sales	$6,061,161	$165,142	$(102,638)	$—	$6,123,665
Operating income (loss)	199,241	(22,893)	520	—	176,868
Interest expense	—	—	—	10,729	10,729
Interest income	—	—	—	(285)	(285)
Other, net	—	—	—	(3,785)	(3,785)
Income before income taxes					170,209
Depreciation and amortization	43,149	4,057	—	—	47,206
Capital expenditures	96,239	2,305	—	—	98,544
Goodwill	250,798	17,731	—	—	268,529
Total assets	2,387,329	185,855	(14,863)	—	2,558,321

Nine months ended May 3, 2014:
Net sales	$4,966,470	$153,988	$(90,677)	$—	$5,029,781
Operating income (loss)	180,606	(20,262)	(858)	—	159,486
Interest expense	—	—	—	5,944	5,944
Interest income	—	—	—	(374)	(374)
Other, net	404	—	—	—	404
Income before income taxes					153,512
Depreciation and amortization	33,642	1,785	—	—	35,427
Capital expenditures	106,928	1,017	—	—	107,945
Goodwill	192,030	17,731	—	—	209,761
Total assets	1,901,662	149,234	(12,996)	—	2,037,900

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

As of May 2, 2015, the Company had borrowings of $142.5 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the nine months ended May 2, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to FASB ASC 840, Leases, and the estimated fair value of the building is recorded on the Condensed Consolidated Balance Sheet with the capital lease obligation included in "Long-term debt." A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%. The capital lease obligation as of May 2, 2015 was $13.6 million. The Company recorded $0.4 million and $0.5 million of interest expense during the three and nine months ended May 2, 2015, respectively.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of May 2, 2015 was $32.7 million. The Company recorded $0.6 million of interest expense during each of the three months ended May 2, 2015 and May 3, 2014 and $1.9 million during each of the nine months ended May 2, 2015 and May 3, 2014.

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
•consumer demand for natural and organic products outpacing suppliers' ability to produce those products;
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 2, 2014, "Part II. Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 and "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-three distribution centers, representing approximately 7.9 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 80,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. (“Whole Foods Market”); conventional supermarkets, which include mass market chains; and other, which includes foodservice and international customers.

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

In recent years, our sales to existing and new customers have increased as a result of the continued growth of the natural and organic products industry in general; our high quality service and broader product selection, including specialty products; our acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base and enhance and diversify our product selections. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington and Prescott, Wisconsin facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York and Auburn, California facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2017. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Inflation continues to impact our financial results. For the three months ended May 2, 2015, inflation in food prices was approximately 2.5% when compared to price levels in the three months ended May 3, 2014. Based on the recent trend, we believe that levels are stabilizing near 2% to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than 16 years. We currently serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to our distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 35% of our net sales for the three months ended May 2, 2015 and approximately 36% of our net sales for the three months ended May 3, 2014. Whole Foods Market accounted for approximately 34% and 36% of our net sales for the nine months ended May 2, 2015 and May 3, 2014, respectively.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At May 2, 2015 our distribution capacity totaled approximately 7.9 million square feet. In fiscal 2014, we commenced operations at our new distribution center in Sturtevant, Wisconsin. Our multi-year expansion plan continues to progress as we commenced operations at our new Montgomery, New York distribution center in the first quarter of fiscal 2015, our new Prescott, Wisconsin facility in the third quarter of fiscal 2015, and we are currently constructing an additional facility in Gilroy, California, from which we expect to begin operations in the first quarter of fiscal 2016.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution facilities, offset by any consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, interest income, foreign exchange gains or losses and other miscellaneous income and expenses. Other income for the three and nine months ended May 2, 2015 includes a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended August 2, 2014, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities, (iii) valuing business combinations, and (iv) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended			Nine months ended
	May 2, 2015		May 3, 2014	May 2, 2015	May 3, 2014
Net sales	100.0%		100.0%	100.0%	100.0%
Cost of sales	84.6%		83.3%	84.6%	83.3%
Gross profit	15.4%		16.7%	15.4%	16.7%
Total operating expenses	12.2%		13.2%	12.5%	13.5%
Operating income	3.3%	*	3.5%	2.9%	3.2%
Other expense (income):
Interest expense	0.2%		0.1%	0.2%	0.1%
Interest income	—%		—%	—%	—%
Other, net	(0.2)%		—%	(0.1)%	—%
Total other expense, net	—%		0.1%	0.1%	0.1%
Income before income taxes	3.3%		3.4%	2.8%	3.1%
Provision for income taxes	1.3%		1.4%	1.1%	1.2%
Net income	2.0%		2.0%	1.7%	1.8%	*
___________________________________________________
* Total reflects rounding

Three Months Ended May 2, 2015 Compared To Three Months Ended May 3, 2014

Net Sales

Our net sales for the three months ended May 2, 2015 increased approximately 18.7%, or $332.9 million, to $2.1 billion from $1.8 billion for the three months ended May 3, 2014. The year-over-year quarterly increase in net sales was primarily attributable to the inclusion of $213.7 million of net sales resulting from our acquisition of Tony's in the fourth quarter of fiscal 2014, coupled with organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the broader selection of products that we offer, including specialty foods. Net sales for the quarter ended May 2, 2015 also benefited from food price inflation of approximately 2.5% compared to price levels in the third quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended May 2, 2015 and May 3, 2014 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	May 2, 2015	% of Net Sales	May 3, 2014	% of Net Sales
Independently owned natural products retailers	$679	32%	$581	33%
Supernatural chains	736	35%	641	36%
Conventional supermarkets	548	26%	449	25%
Other	152	7%	111	6%
Total	$2,115	100%	$1,782	100%

Net sales to our independent retailer channel increased by approximately $98 million, or 17%, during the three months ended May 2, 2015 compared to the three months ended May 3, 2014, and accounted for 32% and 33% of our total net sales in the three months ended May 2, 2015 and May 3, 2014, respectively. The increase in net sales in this channel is primarily attributable to net sales by our Tony's business.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended May 2, 2015 increased by approximately $95 million, or 15%, as compared to the three months ended May 3, 2014, and accounted for approximately 35% and 36% of our total net sales for the three months ended May 2, 2015 and May 3, 2014, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings and net sales to Whole Foods Market by our Tony's business.

Net sales to conventional supermarkets for the three months ended May 2, 2015 increased by approximately $99 million, or 22%, from the three months ended May 3, 2014, and represented approximately 26% and 25% of our total net sales in the three months ended May 2, 2015 and May 3, 2014, respectively. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as net sales by our Tony's business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $41 million, or 37%, for the three months ended May 2, 2015 compared to the three months ended May 3, 2014, and accounted for approximately 7% and 6% of our total net sales for the three months ended May 2, 2015 and May 3, 2014, respectively. The increase in other net sales is attributable to net sales from our Tony's business and expanded sales to our existing foodservice partners.

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

Cost of Sales and Gross Profit

Our gross profit increased approximately 9.3%, or $27.8 million, to $325.9 million for the three months ended May 2, 2015, from $298.1 million for the three months ended May 3, 2014. Our gross profit as a percentage of net sales was 15.4% for the three months ended May 2, 2015 compared to 16.7% for the three months ended May 3, 2014. The decline in gross profit as a percentage of net sales between the third quarter of fiscal 2015 and the comparable period in fiscal 2014 was primarily due to the dilution from Tony's net sales, the unfavorable foreign exchange rate for the Company's Canadian business, lower fuel surcharges, and the continued shift in mix of sales.

Our gross profits are generally higher on net sales to independently owned retailers and foodservice customers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended May 2, 2015, approximately 58%, or $194 million, of our $333 million total net sales growth was from increased net sales in the supernatural and conventional supermarket channels.

We anticipate net sales growth in the supernatural and conventional supermarket channels will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform.

Operating Expenses

Our total operating expenses increased approximately 9.1%, or $21.4 million, to $256.9 million for the three months ended May 2, 2015, from $235.5 million for the three months ended May 3, 2014. The increase in total operating expenses for the three months ended May 2, 2015 was primarily due to additional costs required to service higher sales volume and increased self insurance expenses, partially offset by a reduction in incentive based cash compensation expense. Operating expenses for the third quarter of fiscal 2015 also included startup costs of approximately $0.5 million related to our Hudson Valley, New York and Prescott, Wisconsin facilities, offset by a $0.6 million energy grant received as a result of incorporating eligible energy saving designs into our Hudson Valley, New York facility. Total operating expenses for the third quarter of fiscal 2014 included startup costs of approximately $0.9 million related to the Company's Sturtevant, Wisconsin facility as well as $0.6 million of acquisition costs related to the acquisition of Tony's.

Total operating expenses for the three months ended May 2, 2015 included share-based compensation expense of $2.4 million, compared to $3.6 million in the three months ended May 3, 2014. Share-based compensation expense was lower during the three months ended May 2, 2015 primarily due to a reduction in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

As a percentage of net sales, total operating expenses decreased to approximately 12.2% for the three months ended May 2, 2015, from approximately 13.2% for the three months ended May 3, 2014. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural and conventional supermarket channels which generally have lower operating expenses and higher fixed cost coverage due to higher sales. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our WMS platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Prescott, Wisconsin and Auburn, California facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2017.

Operating Income

Reflecting the factors described above, operating income increased approximately 10.2%, or $6.4 million, to $69.0 million for the three months ended May 2, 2015, from $62.6 million for the three months ended May 3, 2014. As a percentage of net sales, operating income was 3.3% for the three months ended May 2, 2015 compared to 3.5% for the three months ended May 3, 2014.

Other Expense (Income)

Other expense, net decreased $2.6 million to $0.6 million of income for the three months ended May 2, 2015, from $2.0 million of expense for the three months ended May 3, 2014. Interest expense increased for the three months ended May 2, 2015 to $3.9 million compared to $2.3 million for the three months ended May 3, 2014 due to an increase in borrowings over the prior year and higher average interest rates. Interest income was $0.1 million in each of the three months ended May 2, 2015 and May 3, 2014. Other income for the three months ended May 2, 2015 included a pre-tax gain of $4.2 million associated with the transfer of land on which we constructed our Prescott, Wisconsin facility.

Provision for Income Taxes

Our effective income tax rate was 40.0% in each of the three months ended May 2, 2015 and May 3, 2014.

Net Income

Reflecting the factors described in more detail above, net income increased $5.4 million to $41.8 million, or $0.83 per diluted share, for the three months ended May 2, 2015, compared to $36.4 million, or $0.73 per diluted share, for the three months ended May 3, 2014.

Nine Months Ended May 2, 2015 Compared To Nine Months Ended May 3, 2014

Net Sales

Our net sales increased approximately 21.7%, or $1.1 billion, to $6.1 billion for the nine months ended May 2, 2015, from $5.0 billion for the nine months ended May 3, 2014. Net sales for the first nine months of fiscal 2015 were negatively impacted by $9.3 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year increase in net sales was primarily due to the same factors that contributed to our net sales growth for the quarter ended May 2, 2015, including growth in our wholesale segment of $1.1 billion. Our net sales growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. Net sales also benefited from food price inflation of approximately 2.2% that we experienced in the nine months ended May 2, 2015 compared to price levels in the prior year comparable period.
Our net sales by customer type for the nine months ended May 2, 2015 and May 3, 2014 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	May 2, 2015	% of Net Sales		May 3, 2014	% of Net Sales
Independently owned natural products retailers	$1,976	32%		$1,636	33%
Supernatural chains	2,109	34%		1,818	36%
Conventional supermarkets	1,621	27%	*	1,284	26%
Other	418	7%		292	5%	*
Total	$6,124	100%		$5,030	100%
* Total reflects rounding

Net sales to our independent retailer channel increased by approximately $340 million, or 21%, during the nine months ended May 2, 2015 compared to the nine months ended May 3, 2014, and accounted for 32% and 33% of our total net sales for the nine months ended May 2, 2015 and May 3, 2014, respectively. The increase in net sales in this channel is primarily attributable to net sales by our Tony's business.

Net sales to the supernatural chain channel for the nine months ended May 2, 2015 increased by approximately $291 million, or 16%, as compared to the prior fiscal year's comparable period, and accounted for approximately 34% of our total net sales for the nine months ended May 2, 2015 compared to 36% for the nine months ended May 3, 2014. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings and net sales to Whole Foods Market by our Tony's business.

Net sales to conventional supermarkets for the nine months ended May 2, 2015 increased by approximately $337 million, or 26%, from the nine months ended May 3, 2014, and represented approximately 27% of total net sales for the nine months ended May 2, 2015 compared to 26% for the nine months ended May 3, 2014. The increase in net sales to conventional supermarkets is primarily due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers coupled with the inclusion of our Tony's business.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $126 million, or 43% during the nine months ended May 2, 2015 compared to the nine months ended May 3, 2014 and accounted for approximately 7% of total net sales for the nine months ended May 2, 2015 compared to 5% for the nine months ended May 3, 2014. This growth is attributable to net sales from our Tony's business and expanded sales with our existing foodservice partners.

Cost of Sales and Gross Profit

Our gross profit increased approximately 12.7%, or $106.6 million, to $944.1 million for the nine months ended May 2, 2015, from $837.5 million for the nine months ended May 3, 2014. Our gross profit as a percentage of net sales decreased to 15.4% for the nine months ended May 2, 2015 compared to 16.7% for the nine months ended May 3, 2014. The decline in gross profit as a percentage of net sales in fiscal 2015 is primarily due to the dilution from Tony's net sales, the adverse impact from the reduction in net sales attributable to the incorrect calculation of customer contractual obligations disclosed above, the impact of unfavorable foreign exchange on our Canadian business, and a shift in the mix of sales.

Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in our conventional supermarket and supernatural channels. For the nine months ended May 2, 2015 approximately $628 million of our $1.09 billion total net sales growth was from increased net sales in the conventional supermarket and supernatural channels. Approximately 61% and 62% of our total net sales in the nine months ended May 2, 2015 and May 3, 2014, respectively, were to the conventional supermarket and supernatural channels.

Operating Expenses

Our total operating expenses increased approximately 13.2%, or $89.3 million, to $767.2 million for the nine months ended May 2, 2015, from $678.0 million for the nine months ended May 3, 2014. The increase in total operating expenses for the nine months ended May 2, 2015 was primarily due to additional costs required to service higher sales volume. As a percentage of net sales, total operating expenses decreased to approximately 12.5% for the nine months ended May 2, 2015, from approximately 13.5% for the nine months ended May 3, 2014. Total operating expenses for the nine months ended May 3, 2014 included startup costs of approximately $2.4 million related to our Montgomery, New York, Auburn, California, and Prescott Wisconsin facilities, $0.3 million in costs related to the Company's acquisition of Tony's, and $0.8 million of restructuring and impairment charges as we ceased primary operations at our Canadian facility in Scotstown, Quebec, which was acquired in 2010, offset by a $0.6 million gain recorded related to an energy grant received related to our Hudson Valley, New York facility.

Total operating expenses for the nine months ended May 2, 2015 include share-based compensation expense of $12.0 million, compared to $13.1 million in the nine months ended May 3, 2014. Share-based compensation expense was lower during the nine months ended May 2, 2015 primarily due to a reduction in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team offset in part by an increase in the number of employees eligible to receive equity compensation as a result of our growing workforce.

Operating Income

Reflecting the factors described above, operating income increased approximately 10.9%, or $17.4 million, to $176.9 million for the nine months ended May 2, 2015, from $159.5 million for the nine months ended May 3, 2014. As a percentage of net sales, operating income was 2.9% for the nine months ended May 2, 2015 as compared to 3.2% for the nine months ended May 3, 2014.

Other Expense (Income)

Other expense, net was $6.7 million and $6.0 million for the nine months ended May 2, 2015 and May 3, 2014, respectively. Interest expense was $10.7 million and $5.9 million for the nine months ended May 2, 2015 and May 3, 2014, respectively. The increase in interest expense is primarily due to an increase in borrowings over the prior year and higher average interest rates. Interest income of $0.3 million for the nine months ended May 2, 2015 is relatively consistent with the nine months ended May 3, 2014. Other income included for the nine months ended May 2, 2015 included a pre-tax gain of $4.2 million associated with a transfer of land on which we constructed our Prescott, Wisconsin facility.

Provision for Income Taxes

Our effective income tax rate was 39.7% and 40.0% for the nine months ended May 2, 2015 and May 3, 2014, respectively. The decrease in the effective income tax rate for the nine months ended May 2, 2015 was primarily driven by a fiscal year 2015 benefit for a solar tax credit for which the Company did not have qualifying expenses to claim in fiscal 2014.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $10.5 million to $102.6 million, or $2.04 per diluted share, for the nine months ended May 2, 2015, compared to $92.1 million, or $1.85 per diluted share, for the nine months ended May 3, 2014.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, capital lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and real-estate backed Term Loan Agreement on a gross basis.  We expect to generate an average of $75 million to $125 million in cash flow from operations per year for the 2015 and 2016 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investments in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 2 to 2.2% of net sales for fiscal 2015, excluding the impact of any potential sale-leaseback transactions, reflecting an increase over levels experienced in fiscal 2013 and fiscal 2014. In fiscal 2015 we completed construction on two new facilities located in New York and Wisconsin and are constructing another facility in California. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide both new and expanded facilities as well as technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

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

Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $600.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of May 2, 2015, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, was $588.1 million. As of May 2, 2015, we had $360.6 million of borrowings outstanding under our amended and restated revolving credit facility and $36.3 million in letter of credit commitments and reserves which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $191.2 million as of May 2, 2015.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended May 2, 2015.

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

On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the current variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under Accounting Standards Codification (ASC) 815 Derivatives and Hedging.

Net cash used in operations was $6.2 million for the nine months ended May 2, 2015, a decrease of $14.5 million from the $20.6 million used in operations for the nine months ended May 3, 2014. The primary reasons for the net cash used in operations for the nine months ended May 2, 2015 were an increase in inventories of $116.7 million and an increase in accounts receivable of $67.2 million due to our sales growth during the year, including as a result of our acquisition of Tony's, partially offset by an increase in accounts payable of $30.1 million and net income of $102.6 million. The primary reasons for the net cash used in operations for the nine months ended May 3, 2014 were an increase in inventories of $126.6 million and an increase in accounts receivable of $81.5 million due to our sales growth during the year, partially offset by an increase in accounts payable of $48.1 million and net income of $92.1 million. Days in inventory decreased to 48 days at May 2, 2015, compared to 51 days at August 2, 2014. Days sales outstanding remained consistent at 22 days at May 2, 2015 compared to August 2, 2014. Working capital increased by $145.0 million, or 17.0%, to $999.4 million at May 2, 2015, compared to working capital of $854.5 million at August 2, 2014.

Net cash used in investing activities decreased $16.3 million to $108.6 million for the nine months ended May 2, 2015, compared to $124.9 million for the nine months ended May 3, 2014. The decrease from the nine months ended May 3, 2014 was primarily due to a reduction in cash paid for acquisitions compared to fiscal 2014 coupled with a $9.4 million reduction in capital spending.

Net cash provided by financing activities was $122.6 million for the nine months ended May 2, 2015. As noted above, we present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan on a gross basis.  The net cash provided by financing activities was primarily due to gross borrowings under our revolving credit line and long-term debt of $567.8 million and $150.0 million, respectively, partially offset by repayments of our revolving credit line and long-term debt of $621.9 million and $8.3 million, respectively, as well as increases in bank overdrafts of $33.1 million. Net cash provided by financing activities was $151.0 million for the nine months ended May 3, 2014, primarily due to gross borrowings under our revolving credit line of $535.2 million, partially offset by repayments of our revolving credit line of $397.1 million, as well as increases in bank overdrafts of $12.7 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of May 2, 2015, we had entered into agreements which require us to purchase a total of approximately 0.6 million gallons of diesel fuel at prices ranging from $2.83 to $3.92 per gallon through December 2015. As of May 3, 2014, we had entered into agreements which required us to purchase a total of approximately 8.9 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

During the nine months ended May 2, 2015, the Company entered into the Term Loan Agreement. The total initial borrowings under the Term Loan Agreement were $150.0 million. The Company is required to make $2.5 million principal payments quarterly. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination of our amended and restated revolving credit facility, as amended. Refer to Note 7 "Long-Term Debt" included in "Item 1. Notes to Condensed Consolidated Financial Statements" and "Liquidity and Capital Resources" above for further information regarding the Term Loan Agreement including the manner in which interest on borrowings under the Term Loan Agreement is calculated.

Proceeds from the Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

Except as noted above, there have been no material changes to our contractual obligations and commercial commitments during the nine months ended May 2, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended August 2, 2014.

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
While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended August 2, 2014, or unaudited condensed consolidated financial statements for the first and second quarters of fiscal year 2015, it did represent a material weakness as of August 2, 2014, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The correction of these immaterial errors were recognized as out-of-period adjustments to the interim financial information as of and for the period ended January 31, 2015.
Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 2, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described above, our disclosure controls and procedures were not effective as of May 2, 2015.
For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Remediation and plans for remediation
The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness. Following the identification of the foregoing material weakness in the first half of fiscal 2015, management implemented a remediation plan. Management believes that the implementation of this plan will remediate the material weakness described above.
The following steps of the remediation plan were completed as of May 2, 2015:

•	implementation of management’s review and analysis of the calculation including the cross-functional confirmation of the accuracy and completeness of the underlying data and assumptions; and

•	implementation of the review and analysis on a quarterly basis.

Because the implementation of our remediation plan was ongoing as of May 2, 2015 and because there was insufficient time as of May 2, 2015 to demonstrate that the new controls implemented as part of the remediation plan were operating effectively as of that date, management concluded that the material weakness described above still existed as of May 2, 2015.
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

Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended May 2, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, there have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 2, 2014.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 11, 2015