Form 10-K
period 2015-08-01
UNITED NATURAL FOODS INC
filed 2015-09-30
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $3,869,497,158 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 30, 2015. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 11, 2015 was 50,100,946.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 16, 2015 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-one distribution centers, representing approximately 7.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 85,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada which can be classified as follows:

•	independently owned natural products retailers, which include buying clubs;

•	supernatural chains, which consist solely of Whole Foods Market, Inc. ("Whole Foods Market");

•	conventional supermarkets, which include mass market chains; and

•	other, which includes foodservice and international customers outside of Canada.
We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"), an organic certifying agency accredited by the United States Department of Agriculture ("USDA"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the United States, except our primarily specialty products distribution center in Leicester, Massachusetts and facilities acquired in the acquisition of Tony's Fine Foods ("Tony's"). Although not designated as a "Certified Organic Distributor" by QAI, the four Tony's California locations are certified as Organic by the State of California Departments of Public Health Food and Drug Branch. In addition, three of our Canadian distribution centers are certified organic by either QAI, EcoCert Canada or ProCert Canada, while the remaining Canadian distribution center sells only Kosher foods and is therefore not certified organic.
Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2005, our net sales have increased at a compounded annual growth rate of 14.8%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; increased market share through our high-quality service and broader product selection, including specialty products, the acquisition of, or merger with, natural, organic, and specialty product distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.
We have been the primary distributor to Whole Foods Market for more than seventeen years. Under the terms of our agreement with Whole Foods Market, we serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our agreement with Whole Foods Market expires on September 25, 2020.
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc. ("UNFI West"), for consideration of approximately $202.7 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony's has provided us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.

During fiscal 2015, we began shipping customers both center of the store products and fresh, perishable products. Our customers utilized both UNFI’s broadline and Tony's offerings, including grocery, refrigerated, protein, specialty cheese and prepared foods. Our customers’ broad utilization supports our belief that there is significant value in UNFI's position as a leading provider of logistics, distribution and category management for both center store and perimeter products. Additionally, we believe that gourmet and ethnic products and fresh foods represent significant incremental growth opportunities for UNFI.
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
In June 2011, we entered into an asset purchase agreement with L&R Distributors, Inc. (“L&R Distributors”) pursuant to which we agreed to sell our conventional non-foods and general merchandise lines of business, including certain inventory related to these product lines. This divestiture was completed in the first quarter of fiscal 2012, and has allowed us to concentrate on our core business of the distribution of natural, organic, and specialty foods and non-food products.
We are a Delaware corporation based in Providence, Rhode Island, and we conduct business through our various wholly owned subsidiaries. We operated thirty-one distribution centers at our 2015 fiscal year end, and we believe that our approximately 7.7 million square feet of distribution space provide us with the largest capacity of any distributor that solely distributes natural, organic and specialty products in the United States or Canada.
We operate thirteen natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections for our customers and in branded products of our own.
Our Industry
The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $120.4 billion in calendar 2014, a growth of $11.6 billion or approximately 10.7% from calendar 2013. According to the National Association for the Specialty Food Trade, a leading specialty food industry trade publication, sales in calendar 2014 were $109.0 billion, representing growth of 19% from calendar 2012. We believe the growth of the natural products industry is a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.
Our Operating Structure
Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, our wholly-owned subsidiary, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert's Organics, Inc. ("Albert's"), which is a leading distributor within the United States of organically grown produce and non-produce perishable items, and Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins, which operates our thirteen natural products retail stores within the United States; and

•
our manufacturing and branded products divisions, consisting of Woodstock Farms Manufacturing, which specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and our Blue Marble Brands product lines.

Wholesale Division
Our broadline distribution business is organized into three regions—our Eastern Region, Western Region and our Canadian Region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2015 fiscal year end, our Eastern Region operated eleven distribution centers, which provided approximately 3.9 million square feet of warehouse space, our Western Region operated six distribution centers, which provided approximately 2.6 million square feet of warehouse space and our Canadian Region operated four distribution centers, which provided approximately 0.3 million square feet of warehouse space.
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
Retail Division
We operate thirteen natural products retail stores as Earth Origins within the United States, ten of which are located in Florida, two in Maryland and one in Massachusetts. We believe that our retail business serves as a natural complement to our distribution business because it enables us to see market trends, develop new marketing programs and receive direct customer feedback.
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
Manufacturing & Branded Products Divisions
Our subsidiary, Woodstock Farms Manufacturing, specializes in the international importation, roasting, packaging and distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections. We sell these items in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent owners. We operate an organic (USDA and QAI) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey that is SQF (Safety Quality Food) level 2 certified.
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
We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of regional and local independent retailer customers, conventional supermarket chains, and the supernatural chain. The opening of a new larger Albert's facility in New Jersey in May 2013 and a new facility in Hudson Valley, New York in September 2014 has provided additional space to serve the growing New York City metropolitan market. We believe the consolidation into a new, larger, facility in Aurora, Colorado in May 2013 and the opening of our Racine and Prescott, Wisconsin facilities in June 2014 and April 2015, respectively, will allow us to serve these growing markets with greater operational efficiencies. We believe that our network of thirty-one distribution centers (including four in Canada) creates significant advantages over smaller national and regional distributors. Our nationwide presence across the United States and Canada allows us to in many instances have locations closer to our customers than our competitors, offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.
We are an efficient distributor.
We believe that our scale affords us significant benefits within a highly fragmented industry including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities as we seek to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Some of the efficiency improvements we have instituted include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes, all of which reduced expenses. We have made significant investments in our people, facilities, equipment and technology to broaden our footprint and enhance the efficiency of our operations. Key examples in the last several years include the following:

•
In connection with the acquisition of certain Canadian food distribution assets of the SunOpta Distribution Group business of SunOpta, Inc. in June 2010, we acquired five distribution centers which provided a nationwide presence in Canada with approximately 286,000 square feet of distribution space and the ability to serve all major markets in Canada.

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

•	In June 2014 we commenced operations at a new 450,000 square foot distribution center in Racine, Wisconsin.

•	In connection with the acquisition of Tony's in July 2014, we acquired four distribution centers in California and Washington with approximately 500,000 square feet of distribution space.

•
In September 2014 we commenced operations at a new 510,000 square foot distribution center in Hudson Valley, New York which allows us to service the growing New York City metropolitan market and to transfer certain routes from our York, Pennsylvania, Chesterfield, New Hampshire and Dayville, Connecticut distribution centers.

•	In April 2015 we commenced operations at a new 300,000 square foot distribution center in Prescott, Wisconsin which services the Twin Cities market.
We have extensive and long-standing customer relationships and provide superior service.

Throughout the 39 years of our, and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 17 years. We believe a key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average broadline distribution in-stock service level for fiscal 2015, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 97%. We believe that our high distribution service levels are attributable to our experienced inventory planning and replenishment department and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.
We have an experienced, motivated management team.
Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our ten executive officers has over twenty-four years of experience in the retail, natural products or food distribution industry. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore management is incentivized to seek to, generate strong operating results in the future.
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
Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. With our acquisition of Tony's we have moved more heavily into the growing market of perishable food products. Our strategic plan also includes the roll-out of new technology including a national warehouse management and procurement system and transportation management system upgrade. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect with increased sales to the conventional supermarket and supernatural channels and from sales of our fresh perishable products, which can sell for a lower gross margin than our other natural, organic and specialty products.
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
Expanding Our Customer Base
As of August 1, 2015, we served more than 40,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs, restaurants and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, including our increased array of specialty protein, cheese, deli, food service and bakery offerings as a result of our acquisition of Tony's, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. We have gained new business from a number of conventional supermarket customers, including Giant-Landover, Giant Eagle, Shop-Rite, and Kings, partially as a result of our complementary product selection.
Increasing Our Market Share of Existing Customers' Business
We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of fresh, perishable and specialty product offerings, including proteins, cheeses and deli items as a result of the Tony's acquisition, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to continue to grow within the conventional supermarket, supernatural and independent channels.
Continuing to Improve the Efficiency of Our Nationwide Distribution Network
We have invested more than $415 million in our distribution network and infrastructure over the past five fiscal years. In fiscal 2013 we began operations at our new Albert's distribution facility in Logan, New Jersey, and we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado consolidating all existing Aurora operations, including an Albert's location and off-site storage, into one building. In fiscal 2014 we commenced operations at our new distribution center in Racine, Wisconsin. Our multi-year expansion plan continues to progress as we commenced operations at our new distribution center in Hudson Valley, New York in the first quarter of fiscal 2015, our new Prescott, Wisconsin facility in the third quarter of fiscal 2015, and we are currently constructing an additional facility in Gilroy, California, from which we expect to begin operations in the third quarter of fiscal 2016.
Further, we will strive to continue to maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with transportation expense savings and incremental fixed cost leverage, should lead to continued improvements in our operating margin.
Expanding into Other Distribution Channels and Geographic Markets
We believe that we will be successful in continuing to expand into the foodservice channel as well as continuing to develop our presence outside of the United States and Canada through our relationships with brokers primarily in Asia and the Caribbean. We will continue to seek to develop regional relationships and alliances with companies such as Aramark Corporation, the Compass Group North America, and Sodexho Inc. in the foodservice channel and seek other alliances outside the United States and Canada.
Continuing to Selectively Pursue Opportunistic Acquisitions
Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since fiscal 2000, we have successfully completed fifteen acquisitions of distributors, manufacturers and suppliers, the most recent being the acquisition of Tony's in the fourth quarter of fiscal 2014. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency, procure beneficial customer relationships or add additional products and capabilities.
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
Our Customers
We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2015:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•
conventional supermarket chains, including Kroger, Vitamin Cottage, Wegmans, Sprouts Farmers Market, Giant-Carlisle, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Food Lion, Bashas', Shop-Rite, Publix and Fred Meyer.

Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2015, and accounted for approximately 35% of our net sales.
The following table lists the percentage of sales by customer type for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013:

	Percentage of Net Sales
Customer Type	2015	2014	2013
Independently owned natural products retailers	32%	33%	34%
Supernatural chains	35%	36%	36%
Conventional supermarkets and mass market chains	26%	26%	25%
Other	7%	5%	5%
We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately four percent of our business in fiscal 2015, compared to five percent in 2014 and 2013. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to continue to grow our Canadian operations.
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

•
a truck advertising program that allows our suppliers to purchase advertising space on the sides of our hundreds of trailers traveling throughout the United States and Canada, increasing brand exposure to consumers.

Our trade marketing programs include:

•	wholesale tri-annual catalogs, which serve as a primary reference guide and ordering tool for retailers.

•	a website for retailers with category management tools, retail staff development resources and other resources designed to help our customers succeed.

•	a web advertising program that allows our suppliers to purchase advertising space on the customer section of our web site, increasing brand exposure to retailers.

•	a variety of programs with advertising focus on foodservice options designed to support accounts in that category.

•	a variety of programs designed to feature suppliers and generate volume sales.

•	monthly specials catalogs that highlight promotions and new product introductions.

•	specialized catalogs for holiday promotions and to serve other customer needs.
Our supplier marketing programs include:

•
ClearVue®, an information sharing program designed to improve the transparency of information and drive efficiency within the supply chain. With the availability of in-depth data and tailored reporting tools, participants are able to reduce inventory balances with the elimination of forward buys, while improving service levels.

•
Supply Chain by ClearVue®, an information sharing program designed to provide heightened transparency to suppliers through demand planning, forecasting and procurement insights. This program offers weekly and monthly reporting enabling suppliers to identify areas of sales growth while pinpointing specific focuses in which the supplier can become more profitable.

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
Our Products
Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 85,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our branded product lines address certain needs of our customers, including providing a lower-cost label known as Field Day.
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
Our Suppliers
We purchase our products from more than 9,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases in fiscal 2015. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 5% of our total purchases in fiscal 2015. However, the product categories we purchase from Hain can be purchased from a number of other suppliers.
We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $17.5 million as of August 1, 2015.

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
Our Focus on Technology
We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations in an effort to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. We are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington, Prescott, Wisconsin, Racine, Wisconsin, Hudson Valley, New York and Auburn, California facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2018.
Intellectual Property
We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.
Competition
Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"). In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States and Canada with numerous smaller regional and local distributors of natural, organic, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries and companies that distribute to their own retail facilities.
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
Employees
As of August 1, 2015, we had approximately 8,700 full and part-time employees, 428 of whom (approximately 4.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Dayville, Connecticut and Auburn, Washington facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Auburn, Washington and Dayville, Connecticut agreements expire in June 2017, March 2017, June 2017, February 2017 and July 2019, respectively. We continue to believe that our relations with our employees are good.
Seasonality
Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages and general economic conditions.
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
Executive Officers of the Registrant
Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 30, 2015 are listed below:

Name	Age	Position
Steven L. Spinner	55	President and Chief Executive Officer
Mark E. Shamber	46	Senior Vice President, Chief Financial Officer and Treasurer
Joseph J. Traficanti	64	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Sean F. Griffin	56	Chief Operating Officer
Eric A. Dorne	54	Senior Vice President, Chief Information Officer
Thomas A. Dziki	54	Senior Vice President, Chief Human Resource and Sustainability Officer
Craig H. Smith	56	Senior Vice President, National Sales and Service and President of the Eastern Region
Donald P. McIntyre	60	Senior Vice President, National Supply Chain and Strategy and President of the Western Region
Christopher P. Testa	45	President, Woodstock Farms Manufacturing and Blue Marble Brands
Michael P. Zechmeister	48	Senior Vice President
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
        Sean F. Griffin has served as our Chief Operating Officer since September 2014. Mr. Griffin previously served as our Senior Vice President, Group President from June 2012 to September 2014 and as our Senior Vice President, National Distribution from January 2010 to June 2012. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. Previously he served as President of PFG—Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.
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
        Craig H. Smith has served as our Senior Vice President, National Sales and Service since September 2013 and was reappointed as President of the Eastern Region in August 2014, a position he previously held from December 2010 to August 2013. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. In his seventeen years at U.S. Foodservice, Mr. Smith held various executive positions including Senior Vice President Street Sales, North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at food service industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.
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
Michael P. Zechmeister has served as our Senior Vice President since September 2015. Prior to joining us, Mr. Zechmeister served in a variety of senior finance roles with General Mills, Inc., including most recently as Vice President, Finance Yoplait USA from 2012 to September 2015. In addition, Mr. Zechmeister was Vice President and Treasurer from 2010 to 2012, Vice President, Finance US Retail Sales from 2007 to 2010 and Vice President, Finance, Pillsbury Division from 2005 to 2007.
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
We depend heavily on our principal customers and our success is heavily dependent on our principal customers' ability to grow their business.
Whole Foods Market accounted for approximately 35% of our net sales in fiscal 2015. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement which expires on September 25, 2020. Through our Tony's subsidiary, we also sell certain specialty protein, cheese, and deli items to certain Whole Foods Market stores in California and other states in the Western United States. Whole Foods Market was Tony's largest customer in fiscal 2015. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.
The loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities or closures of stores, could materially and adversely affect our business, financial condition or results of operations. Similarly, if

Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, our business, financial condition or results of operations may be materially and adversely affected.
In addition to our dependence on Whole Foods Market, we are also dependent upon sales to our conventional supermarket customers. Net sales to these customers accounted for approximately 26% of our total net sales in fiscal 2015, and the recent notification to us by the Albertsons/Safeway group of stores that they intended to change the source of purchases of natural and organic products from us to another distributor demonstrated both the importance of this customer group to our results and operations as well as to the public perception of our business in the investor and analyst community. To the extent that customers in this group make decisions to utilize alternative sources of products, whether other distributors or self distribution, our results of operations and stock price may be materially or adversely affected.
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
Our customers generally are not obligated to continue purchasing products from us and larger customers that do have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend the contract at its expiration.
Many of our customers buy from us under purchase orders, and we generally do not have agreements with or commitments from these customers for the purchase of products. We cannot assure you that these customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition or results of operations.

We may have contracts with certain of our customers (as is the case with many of our conventional supermarket customers) that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum amount of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration, it may have a material adverse effect on our business, financial condition or results of operations, including additional operational expenses to transition out of the business or to adjust our staffing levels to account for the reduction in net sales.
We have significant competition from a variety of sources.
We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with us and many conventional supermarket chains have increased self-distribution of particular items or have increased their purchases of particular items directly from suppliers. New competitors are also entering our markets as barriers to entry for new competitors are relatively low. Some of the mass market grocery distributors with whom we compete may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.
We cannot assure you that we will be able to compete effectively against current and future competitors.
Our investment in information technology may not result in the anticipated benefits.
Much of our sales growth is occurring in our lower gross margin supernatural and conventional supermarket channels. In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Based on our currently anticipated timeline, we expect to complete the roll-out of our warehouse management system and transportation management system by the end of fiscal 2018. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our revised plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers) which may have an adverse effect on our business, financial condition or results of operations.
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
In connection with acquisitions of businesses in the future, if any, we may decide to consolidate the operations of any acquired businesses with our existing operations or make other changes with respect to the acquired businesses, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.
Our business strategy of increasing our sales of fresh, perishable items, that we accelerated with our acquisition of Tony’s, may not produce the results that we expect.
A key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products that are typically found in the perimeter of our customers’ stores, in addition to the products we have historically distributed, will differentiate us from our competitors and increase demand for our products. We accelerated this strategy with our acquisition of Tony’s. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition and results of operations may be materially and adversely affected.
We may have difficulty managing our growth.
The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives, acquire or timely construct new distribution centers or expand our existing distribution centers, or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations, including as a result of incurring additional operating costs for these facilities before demand for products to be supplied from these facilities rises to a sufficient level. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems , including our warehouse management systems, on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.
Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of August 1, 2015, we had forward diesel fuel commitments totaling approximately $11.3 million and $10.4 million through December 2015 and December 2016, respectively. Our commitments were entered into at prevailing rates throughout the fiscal year. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.
Disruption of our distribution network could adversely affect our business.
Damage or disruption to our distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, or other reasons could impair our ability to distribute our products. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be an adverse effect on our business, financial condition or results of operations.
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
As of August 1, 2015, our borrowing base, based on accounts receivable and inventory levels and described more completely below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Revenues," was $581.4 million, with remaining availability of $180.6 million.
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
Our debt agreements underlying our amended and restated revolving credit facility and Term Loan Agreement contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for or reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness could have significant negative consequences, including:

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
Our operating results are subject to significant fluctuations.
Our operating results may vary significantly from period to period due to:

•	demand for our products, including as a result of seasonal fluctuations;

•	changes in our operating expenses, including fuel and insurance expenses;

•	management's ability to execute our business and growth strategies;

•	changes in customer preferences, including levels of enthusiasm for health, fitness and environmental issues;

•	public perception of the benefits of natural and organic products when compared to similar conventional products;

•	fluctuation of natural product prices due to competitive pressures;

•	the addition or loss of significant customers;

•	personnel changes;

•	general economic conditions, including inflation;

•	supply shortages, including a lack of an adequate supply of high-quality livestock or agricultural products due to poor growing conditions, water shortages, natural disasters or otherwise;

•	volatility in prices of high-quality livestock or agricultural products resulting from poor growing conditions, water shortages, natural disasters or otherwise; and

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
We offer more than 85,000 high-quality natural, organic and specialty foods and non-food products, which we purchase from more than 9,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). We have continued to experience higher levels of manufacturer out-of-stocks causing us to incur higher operating expenses as we moved products around our distribution facilities as we sought to keep our service level high, and we cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain vendor products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony's. For example, weather patterns in recent years have resulted in lower than normal levels of precipitation in key agricultural states such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts are uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors. In that case, our financial condition, results of operations and business could be adversely affected.
We are subject to significant governmental regulation.
Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

•	the products that we distribute in the United States are subject to inspection by the FDA;

•	our warehouse and distribution centers are subject to inspection by the USDA and state health authorities; and

•	the United States Department of Transportation and the United States Federal Highway Administration regulate our United States trucking operations.
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
As of August 1, 2015 we had approximately 8,700 full and part-time employees, 428 of whom (approximately 4.9%) are covered by collective bargaining agreements at our Edison, New Jersey, Auburn, Washington, Leicester, Massachusetts, Iowa City, Iowa, and Dayville, Connecticut facilities. The Edison, New Jersey, Leicester, Massachusetts, Iowa City, Iowa, Auburn, Washington, and Dayville, Connecticut agreements expire in June 2017, March 2017, June 2017, February 2017, and July 2019, respectively. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.
As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. In the event we are unable to negotiate contract renewals with our union associates, we could be subject to work stoppages. In that event, it would be necessary for us to hire replacement workers to continue to meet our obligations to our customers. The costs to hire replacement workers and employ effective security measures could negatively impact the profitability of the facility, and depending on the length of time that we are required to employ replacement workers and security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.
In November 2014, the National Labor Relations Board certified the election results of our drivers in Moreno Valley, California to be represented by the Teamsters Local 63. Management has appealed those results to the D.C. Circuit Court of Appeals on the grounds that the election was not held within an appropriate unit of bargaining. During the pendency of the appeal, we could be subject to work stoppages which could cause us difficulties in meeting all our obligations to our customers, as well as result in our need to hire temporary drivers and enhance our security measures, all of which could negatively impact the profitability of the Moreno Valley facility and any of our other facilities that are impacted by these events.
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

•	the addition or loss of significant customers;

•	changes in general conditions in the economy, the financial markets or the organic or natural food and non-food product distribution industries;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of food products;

•	natural disasters, severe weather conditions or other developments affecting us or our competitors;

•	publication of research reports about us, the benefits of organic and natural products, or the organic or natural food and non-food product distribution industries generally;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	actions by institutional stockholders; and

•	speculation in the press or investment community.
In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

A failure of our internal control over financial reporting could materially impact our business or stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and in the second quarter of fiscal 2015 we identified a material weakness in our internal control over financial reporting. Although we have remediated this material weakness and management concluded that our internal control over financial reporting was effective as of August 1, 2015, an internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. See Part II, “Item 9A. Controls and Procedures - Management’s Report on Internal Control over Financial Reporting,” of this report for additional information regarding our internal control over financial report.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We maintained thirty-one distribution centers at August 1, 2015 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 7.7 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry. In the first and third quarter of fiscal 2015, respectively, we began operations at our new distribution centers in Hudson Valley, New York and Prescott, Wisconsin. We are also constructing a new distribution center in Gilroy, California.
Set forth below for each of our distribution centers is its location and the expiration of leases as of August 1, 2015 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia*	Owned
Auburn, California*	Owned
Auburn, Washington	August 2019
Aurora, Colorado	October 2033
Burnaby, British Columbia	October 2018
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire*	Owned
Concord, Ontario	December 2021
Dayville, Connecticut*	Owned
Greenwood, Indiana*	Owned
Hudson Valley, New York*	Owned
Iowa City, Iowa*	Owned
Lancaster, Texas	July 2025
Leicester, Massachusetts	April 2016
Logan Township, New Jersey	May 2028
Moreno Valley, California	July 2023
Mounds View, Minnesota	November 2015
Philadelphia, Pennsylvania	January 2020
Prescott, Wisconsin	Owned
Racine, Wisconsin*	Owned
Richmond, British Columbia	August 2022
Ridgefield, Washington*	Owned
Ridgefield, Washington	September 2017
Rocklin, California*	Owned
Sarasota, Florida	July 2017
St. Laurent, Quebec	July 2017
Truckee, California	August 2020
Vernon, California*	Owned
West Sacramento, California	Owned
York, Pennsylvania	May 2020
Yuba City, California	September 2021
*The properties noted above are mortgaged under and encumbered by our Term Loan Agreement entered into on August 14, 2014.
We lease facilities to operate thirteen natural products retail stores through our Earth Origins division in Florida, Maryland and Massachusetts, each with various lease expiration dates. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2018.
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
The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2015	High	Low
First Quarter	$69.51	$58.48
Second Quarter	80.77	67.71
Third Quarter	83.91	66.34
Fourth Quarter	69.26	45.26

Fiscal 2014
First Quarter	$75.85	$58.29
Second Quarter	76.85	66.74
Third Quarter	79.64	64.12
Fourth Quarter	69.85	58.04
On August 1, 2015, we had 88 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.
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
In the fourth quarter of fiscal 2015 the UNFI Employee Stock Ownership Plan (the “ESOP”) acquired shares of the Company’s common stock on the open market in connection with the ESOP’s final allocation and release of shares under the ESOP. The following table provides information relating to the ESOP’s purchase of those shares:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 3, 2015 - June 6, 2015	—	—	—	N/A
June 7, 2015 - July 4, 2015	455	$62.86	—	N/A
July 5, 2015 - August 1, 2015	8,938	$55.76	—	N/A

(1) All purchases were made through open market transactions.
(2) The ESOP made its final allocation and release of shares of the Company’s common stock prior to the end of fiscal 2015 and no future purchases of the Company’s common stock under the ESOP are expected.

Except as described in the table above, no shares of the Company's common stock were repurchased in the fourth quarter of fiscal 2015.

Comparative Stock Performance
The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite

Index. The comparison assumes the investment of $100 on July 31, 2010 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
The index of Food Distributors and Wholesalers includes SuperValu, Inc. and SYSCO Corporation.
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

*	$100 invested on 7/31/10 in UNFI common stock or 7/31/10 in relevant index, including reinvestment of dividends. Index calculated on a month-end basis.

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

Consolidated Statement of Income Data:(1)	August 1, 2015	August 2, 2014	August 3, 2013	July 28, 2012	July 30, 2011
			(53 weeks)
	(In thousands, except per share data)
Net sales	$8,184,978	$6,794,447	$6,064,355	$5,236,021	$4,530,015
Cost of sales	6,924,463	5,666,802	5,039,279	4,320,018	3,705,205
Gross profit	1,260,515	1,127,645	1,025,076	916,003	824,810
Operating expenses	1,017,755	916,857	837,953	755,744	688,859
Restructuring and asset impairment expense	803	—	1,629	5,101	6,270
Total operating expenses	1,018,558	916,857	839,582	760,845	695,129
Operating income	241,957	210,788	185,494	155,158	129,681
Other expense (income):
Interest expense	14,498	7,753	5,897	4,734	5,000
Interest income	(356)	(508)	(632)	(715)	(1,226)
Other, net	(1,954)	(3,865)	6,113	356	(528)
Total other expense, net	12,188	3,380	11,378	4,375	3,246
Income before income taxes	229,769	207,408	174,116	150,783	126,435
Provision for income taxes	91,035	81,926	66,262	59,441	49,762
Net income	$138,734	$125,482	$107,854	$91,342	$76,673
Per share data—Basic:
Net income	$2.77	$2.53	$2.19	$1.87	$1.62
Weighted average basic shares of common stock	50,021	49,602	49,217	48,766	47,459
Per share data—Diluted:
Net income	$2.76	$2.52	$2.18	$1.86	$1.60
Weighted average diluted shares of common stock	50,267	49,888	49,509	49,100	47,815

Consolidated Balance Sheet Data:	August 1, 2015	August 2, 2014	August 3, 2013	July 28, 2012	July 30, 2011
	(In thousands)
Working capital	$1,022,882	$854,451	$716,951	$612,700	$381,071
Total assets	2,550,190	2,288,891	1,729,908	1,493,946	1,400,988
Total long-term debt and capital leases, excluding current portion	174,780	32,510	33,091	635	986
Total stockholders' equity	$1,385,533	$1,243,364	$1,099,146	$978,716	$869,667

(1)	Includes the effect of acquisitions from the date of acquisition.
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

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the shift in our product mix as a result of our acquisition of Tony’s and the resulting lower gross margins on these sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•	our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers and our transportation management system across our Company;

•	the addition or loss of significant customers;

•	volatility in fuel costs;

•
our ability to successfully consummate our expense reduction efforts in connection with the previously announced termination of a contractual customer relationship within the expected timeframe and cost estimates currently contemplated;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	consumer demand for natural and organic products outpacing suppliers’ ability to produce these products;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management's allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisition of Tony's
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
Overview
We believe we are a leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-one distribution centers, representing approximately 7.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 85,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, which is our natural, organic and specialty distribution business in Canada, Tony’s which is a leading distributor of a wide variety of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, and Select Nutrition, which distributes vitamins, minerals and supplements;

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
We have been the primary distributor to Whole Foods Market for more than seventeen years. We have and continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 25, 2020. Whole Foods Market accounted for approximately 35% and 36% of our net sales for the years ended August 1, 2015 and August 2, 2014, respectively.
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary, UNFI West for consideration of approximately $202.7 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s provides us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.
The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into most of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
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
Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At August 1, 2015, our distribution capacity totaled approximately 7.7 million square feet.

In September 2010, we began shipping products from our distribution center in Lancaster, Texas, which serves customers throughout the Southwestern United States, including Texas, Oklahoma, New Mexico, Arkansas and Louisiana. In May 2013, we began operations at our new 540,000 square foot distribution center in Aurora, Colorado, replacing our existing two broadline distribution centers, an Albert's distribution center and an off-site storage location and also began operations at our new Albert's distribution center in Logan, New Jersey. We have progressed in our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, and Prescott, Wisconsin, from which we began operations in June 2014, September 2014 and April 2015, respectively, and we are currently constructing a new distribution center in Gilroy, California, from which we expect to begin operations in the third quarter of fiscal 2016.
Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center, interest income and miscellaneous income and expenses. Fiscal 2015 other income includes a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility. Fiscal 2014 other income includes a gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Racine, Wisconsin facility. Fiscal year 2013 other expense also includes a pre-tax charge of $4.9 million in the first quarter related to an agreement to settle a multi-state unclaimed property audit.
Results of Operations
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal year ended
	August 1, 2015		August 2, 2014		August 3, 2013
Net sales	100.0%		100.0%		100.0%
Cost of sales	84.6%		83.4%		83.1%
Gross profit	15.4%		16.6%		16.9%
Operating expenses	12.4%		13.5%		13.8%
Restructuring and asset impairment expenses	—%		—%		—%
Total operating expenses	12.4%		13.5%		13.8%
Operating income	3.0%		3.1%		3.1%
Other expense (income):
Interest expense	0.2%		0.1%		0.1%
Interest income	—%		—%		—%
Other, net	—%		(0.1)%		0.1%
Total other expense, net	0.1%	*	—%		0.2%
Income before income taxes	2.8%	*	3.1%		2.9%
Provision for income taxes	1.1%		1.2%		1.1%
Net income	1.7%		1.8%	*	1.8%
* Total reflects rounding

Fiscal year ended August 1, 2015 compared to fiscal year ended August 2, 2014
Net Sales
Our net sales for the fiscal year ended August 1, 2015 increased approximately 20.5%, or $1.39 billion, to a record $8.18 billion from $6.79 billion for the fiscal year ended August 2, 2014. Net sales for the fiscal year ended August 1, 2015 were negatively impacted by $9.3 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year increase in net sales was primarily due to growth in our wholesale segment of $1.39 billion. We experienced organic growth (sales growth excluding the impact of acquisitions) of 7.9% over the prior fiscal year due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales for the fiscal year ended August 1, 2015 was favorably impacted by the acquisition of Tony's which contributed approximately $882.8 million of net sales as compared to $45.3 million for the fiscal year ended August 2, 2014, as Tony's was acquired during the fourth quarter of fiscal 2014. Our net sales for the fiscal year ended August 1, 2015 were also favorably impacted by moderate price inflation of approximately 2% during the year.
Our net sales by customer type for the fiscal years ended August 1, 2015 and August 2, 2014 were as follows (in millions):

Customer Type	2015 Net Sales	% of Total Net Sales		2014 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,650	32%		$2,223	33%
Supernatural chains	2,822	35%	*	2,422	36%
Conventional supermarkets	2,132	26%		1,755	26%
Other	581	7%		394	5%	*
Total	$8,185	100%		$6,794	100%
* Total reflects rounding
Net sales to our independent retailer channel increased by approximately $427 million, or 19.2% during the fiscal year ended August 1, 2015 compared to the fiscal year ended August 2, 2014, and accounted for 32% and 33% of our total net sales for fiscal 2015 and fiscal 2014, respectively. While net sales in this channel have increased, they have grown at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended August 1, 2015 increased by approximately $400 million or 16.5% over the prior year and accounted for approximately 35% and 36% of our total net sales for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. The increase in sales to Whole Foods Market is primarily due to increases in same-store sales as well as net store openings and net sales to Whole Foods Market by our Tony's business.
Net sales to conventional supermarkets for the fiscal year ended August 1, 2015 increased by approximately $377 million, or 21.5% from fiscal 2014 and represented approximately 26% of total net sales in fiscal 2015 and fiscal 2014. The increase in net sales to conventional supermarkets is due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as net sales by our Tony's business.
Other net sales, which include sales to foodservice and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $187 million or 47.5% during the fiscal year ended August 1, 2015 over the prior fiscal year and accounted for approximately 7% of total net sales in fiscal 2015 as compared to 5% in fiscal 2014. The increase in other net sales is attributable to net sales from our Tony's business and expanded sales to our existing foodservice partners.
As we continue to aggressively pursue new customers and expand relationships with existing customers, we expect net sales for fiscal 2016 to grow over fiscal 2015, although we expect that our net sales growth in fiscal 2016 will be lower than in fiscal 2015 as we experience the reduction in net sales that will result from the loss of business from a significant conventional supermarket customer that notified us in the fourth quarter of fiscal 2015 that it was terminating its relationship with us in September 2015. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We also expect that our ability to add products that Tony's has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers. We also believe that food price inflation similar to the levels experienced in fiscal 2015 will contribute to our projected net sales growth in fiscal 2016.
Cost of Sales and Gross Profit
Our gross profit increased approximately 11.8%, or $132.9 million, to $1.26 billion for the fiscal year ended August 1, 2015, from $1.13 billion for the fiscal year ended August 2, 2014. Our gross profit as a percentage of net sales was 15.4% for the fiscal year ended August 1, 2015 and 16.6% for the fiscal year ended August 2, 2014. The decrease in gross profit as a percentage of net sales in fiscal 2015 is primarily due to the dilution from Tony's net sales, the adverse impact from the reduction in net sales attributable to the incorrect calculation of customer contractual obligations disclosed above, the impact of unfavorable foreign exchange on our Canadian business, a decline in fuel surcharges and a shift in the mix of sales.
Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the fiscal year ended August 1, 2015 approximately $777 million of our total net sales growth of $1.39 billion was from increased net sales in the conventional supermarket and supernatural channels. Approximately 61% of our total net sales for each of the fiscal years 2015 and 2014 were to the conventional supermarket and supernatural channels.
We anticipate net sales growth in the conventional supermarket and supernatural channels will continue to outpace growth in the independent and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing warehouse management system platform.
Operating Expenses
Our total operating expenses increased approximately 11.1%, or $101.7 million, to $1.02 billion for the fiscal year ended August 1, 2015, from $916.9 million for the fiscal year ended August 2, 2014. As a percentage of net sales, total operating expenses decreased to approximately 12.4% for the fiscal year ended August 1, 2015, from approximately 13.5% for the fiscal year ended August 2, 2014.The increase in total operating expenses for the fiscal year ended August 1, 2015 was primarily due to an increase in net sales and the additional costs to service higher sales volume. Total operating expenses for the fiscal year ended August 1, 2015 included startup costs of approximately $3.0 million related to the our Hudson Valley, New York, Auburn, California and Prescott, Wisconsin facilities, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, which was acquired in June 2010, a $0.2 million restructuring charge related to the closure of the Company's Aux Mille facility located in Quebec, Canada, and approximately $0.3 million in costs related to the Company's acquisition of Tony's, offset in part by a $0.8 million energy grant received related to our Hudson Valley, New York facility. Operating expenses for the fiscal year ended August 2, 2014 included approximately $2.2 million related to the start up of the Company's Racine, Wisconsin and Hudson Valley, New York facilities, in addition to approximately $1.5 million of Tony's acquisition costs.
Total operating expenses for fiscal 2015 include share-based compensation expense of $14.0 million, compared to $14.6 million in fiscal 2014. Share-based compensation expense for the fiscal year ended August 2, 2014 includes approximately $1.1 million in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for the year August 2, 2014. No such expense was recorded for the fiscal year ended August 1, 2015 as the applicable goals were not attained. Share-based compensation expense also includes an overall benefit of $1.0 million and $0.1 million for the years ended August 1, 2015 and August 2, 2014, respectively, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component established for members of our executive leadership team. The $1.0 million net benefit recorded for fiscal 2015 was a result of established metrics not being met for the 2-year performance period ended August 1, 2015 as compared to a $0.1 million benefit recorded in fiscal 2014 as result of established metrics not being met for the 2-year performance period ended August 2, 2014. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
In connection with the termination of our relationship with a significant conventional supermarket customer in the first quarter of fiscal 2016, we expect to incur approximately $4.0 to $5.0 million in restructuring expenses in the first quarter of fiscal 2016 principally related to severance costs.
Operating Income

Operating income increased approximately 14.8%, or $31.2 million, to $242.0 million for the fiscal year ended August 1, 2015, from $210.8 million for the fiscal year ended August 2, 2014. As a percentage of net sales, operating income was 3.0% and 3.1% for the fiscal years ended August 1, 2015 and August 2, 2014, respectively.
Other Expense (Income)
Other expense, net increased $8.8 million to $12.2 million for the fiscal year ended August 1, 2015, from $3.4 million for the fiscal year ended August 2, 2014. Interest expense for the fiscal year ended August 1, 2015 increased to $14.5 million from $7.8 million in the fiscal year ended August 2, 2014. This increase is primarily due to an increase in borrowings over the prior year and higher average interest rates as well as $0.9 million of interest expense recorded related to the capital lease for our Providence, Rhode Island headquarters as the lease agreement was amended during fiscal 2015. Interest income for the fiscal year ended August 1, 2015 decreased to $0.4 million from $0.5 million in the fiscal year ended August 2, 2014. Other income for the fiscal year ended August 1, 2015 includes a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility. Other income for the fiscal year ended August 2, 2014 includes a pre-tax gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Racine, Wisconsin facility.
Provision for Income Taxes
Our effective income tax rate was 39.6% and 39.5% for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. The increase in the effective income tax rate is primarily due to the reduced tax benefit of our foreign operations partially offset by the benefit for a federal solar tax credit claimed by the Company in fiscal 2015.
Net Income
Reflecting the factors described in more detail above, net income increased $13.3 million to $138.7 million, or $2.76 per diluted share, for the fiscal year ended August 1, 2015, compared to $125.5 million, or $2.52 per diluted share for the fiscal year ended August 2, 2014.
Fiscal year ended August 2, 2014 compared to fiscal year ended August 3, 2013
Net Sales
Our net sales for the fiscal year ended August 2, 2014 increased approximately 12.0%, or $730 million, to $6.79 billion from $6.06 billion for the fiscal year ended August 3, 2013. This increase was primarily due to growth in our wholesale segment of $711.9 million. We experienced organic growth of 10.2% over the prior fiscal year due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales for the fiscal year ended August 3, 2013 were benefited by approximately $118.7 million due to an additional week during the fiscal year compared to fiscal 2014. Net sales for the fiscal year ended August 2, 2014 were favorably impacted by the acquisition of Trudeau Foods and Tony's which contributed approximately $62.9 million and $45.3 million of net sales, respectively. Our net sales for the fiscal year ended August 2, 2014 were also favorably impacted by moderate price inflation of approximately 2% during the year.
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
* Total reflects rounding
Net sales to our independent retailer channel increased by approximately $183 million, or 9.0% during the fiscal year ended August 2, 2014 compared to the fiscal year ended August 3, 2013. While net sales in this channel increased, they grew at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represented a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended August 2, 2014 increased by approximately $215 million or 9.7% over the prior year and accounted for approximately 36% of our total net sales for each of the fiscal years ended August 2, 2014 and August 3, 2013. The increase in sales to Whole Foods Market was primarily due to increases in same-store sales as well as sales by our Tony's subsidiary to Whole Foods Market, Tony's largest customer in fiscal 2014.
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
Operating Expenses
Our total operating expenses increased approximately 9.2%, or $77.3 million, to $916.9 million for the fiscal year ended August 2, 2014, from $839.6 million for the fiscal year ended August 3, 2013. The increase in total operating expenses for the fiscal year ended August 2, 2014 was primarily due to an increase in net sales year over year as well as the inclusion of operating expenses attributable to fiscal 2014 acquisitions. Total operating expenses for the fiscal year ended August 2, 2014 included approximately $1.4 million and $0.8 million related to the start up of the Company's Racine, Wisconsin and Hudson Valley, New York facilities, respectively, in addition to approximately $1.5 million of Tony's acquisition costs. Operating expenses for the fiscal year ended August 3, 2013 included $6.3 million in labor action related costs at our Auburn, Washington facility and approximately $1.6 million related to the termination of a licensing agreement and write-off of the associated intangible asset.
Total operating expenses for fiscal 2014 included share-based compensation expense of $14.6 million, compared to $15.1 million in fiscal 2013. Share-based compensation expense for the fiscal years ended August 2, 2014 and August 3, 2013 included approximately $1.1 million and $1.5 million, respectively, in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for those years ended August 2, 2014 and August 3, 2013. Share-based compensation expense also included an overall benefit of $0.1 million for the year ended August 2, 2014 and expense of $1.7 million for the year ended August 3, 2013, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component that was established for members of our executive leadership team. The $0.1 million net benefit recorded for fiscal 2014 was a result of established metrics not being met for the 2-year performance period ended August 2, 2014, offset by expense recorded for the 2-year performance year ended August 1, 2015. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Other Expense (Income)
Other expense (income) decreased $8.0 million to $3.4 million for the fiscal year ended August 2, 2014, from $11.4 million for the fiscal year ended August 3, 2013. Interest expense for the fiscal year ended August 2, 2014 increased to $7.8 million from $5.9 million in the fiscal year ended August 3, 2013. This increase was primarily related to a full year of interest expense recorded for our Aurora, Colorado facility, which we accounted for under the financing method due to our meeting the criteria for continuing involvement in this sale-leaseback transaction, which increased $1.8 million to $2.5 million for fiscal 2014 from $0.7 million in fiscal 2013. Interest income for the fiscal year ended August 2, 2014 decreased to $0.5 million from $0.6 million in the fiscal year ended August 3, 2013. Other income for the fiscal year ended August 2, 2014 included a pre-tax gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Racine, Wisconsin facility. Other expense for the fiscal year ended August 3, 2013 includes a pre-tax charge of $4.9 million related to an agreement to settle a multi-state unclaimed property audit.
Provision for Income Taxes
Our effective income tax rate was 39.5% and 38.1% for the fiscal years ended August 2, 2014 and August 3, 2013, respectively. The increase in the effective income tax rate was the result of a net benefit for the reversal of uncertain tax positions in the fiscal year ended August 3, 2013, and tax credits associated with a renewable energy project in Moreno Valley, California. This increase was partially offset by tax benefits associated with anticipated amended state tax return filings to claim prior year state net operating losses. Our effective income tax rate in both fiscal years was also affected by increased state taxes resulting from the states in which we operate.
Net Income
Reflecting the factors described in more detail above, net income increased $17.6 million to $125.5 million, or $2.52 per diluted share, for the fiscal year ended August 2, 2014, compared to $107.9 million, or $2.18 per diluted share for the fiscal year ended August 3, 2013.
Liquidity and Capital Resources
We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $75.0 million to $125 million in cash flow from operations per year for the 2016 and 2017 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.6% to 0.7% of net sales for fiscal 2016, excluding the impact of any potential sale-leaseback transactions, reflecting a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects in fiscal 2016 will be focused on the completion of our Gilroy, California distribution facility and continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.
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
As of August 1, 2015, our borrowing base, based on eligible accounts receivable and inventory levels, was $581.4 million. As of August 1, 2015, we had $363.0 million outstanding under our credit facility, $35.2 million in letter of credit commitments and $2.6 million in reserves which generally reduces our available borrowing capacity under our revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $180.6 million as of August 1, 2015. The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to fixed charge coverage ratio covenants as of the fiscal year ended August 1, 2015.
On August 14, 2014, we entered into a real-estate backed Term Loan Agreement by and among us, our wholly-owned subsidiary Albert’s, the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. We have been required to make $2.5 million principal payments quarterly since November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility. Under the Term Loan Agreement, we at our option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.
The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time.
On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the current variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under Accounting Standards Codification ("ASC") 815 Derivatives and Hedging.
Our capital expenditures for the 2015 fiscal year were $129.1 million, compared to $147.3 million for fiscal 2014, primarily driven by the construction of our new Racine, Wisconsin and Hudson Valley, New York distribution centers. We believe that our capital requirements for fiscal 2016 will be between $49 million and $59 million. This does not include any potential proceeds related to a planned sale leaseback transaction at our Prescott, Wisconsin facility. We expect to finance these requirements with cash generated from operations, proceeds from a planned sale leaseback and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our capital requirements after fiscal 2016 will be marginally lower than our anticipated fiscal 2016 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. Future investments and acquisitions will be financed through our revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.
Net cash provided by operations was $48.9 million for the year ended August 1, 2015, a decrease of $13.6 million from the $62.4 million provided by operations for the year ended August 2, 2014. The primary reasons for the net cash provided by operating activities for fiscal 2015 were net income for the year of $138.7 million, and depreciation and amortization of $63.8 million offset by an increase in inventories of $153.7 million in part as a result stocking inventory at new facilities. Net cash provided by operations of $62.4 million for the year ended August 2, 2014 was impacted by an increase in inventories of $97.8 million in part as a result of stocking inventory in our Racine, Wisconsin facility as we began to commence operations, and an increase in accounts receivable of $71.2 million due to our sales growth during the year, offset by net income of $125.5 million. Days in inventory was 50 days at August 1, 2015, compared to 51 days at August 2, 2014. Days sales outstanding decreased from 23 at August 2, 2014 to 22 days at August 1, 2015. Working capital increased by $168.4 million, or 19.7%, to $1.02 billion at August 1, 2015, compared to working capital of $854.5 million at August 2, 2014, primarily as a result of the increase in our inventory and accounts receivable balances.
Net cash used in investing activities decreased $210.7 million to $142.1 million for the fiscal year ended August 1, 2015, compared to $352.8 million for the fiscal year ended August 2, 2014. The decrease from the fiscal year ended August 2, 2014 was primarily due to the fact that we did not complete any acquisitions during fiscal 2015. Net cash used in investing activities of $352.8 million for the fiscal year ended August 2, 2014 was primarily due the acquisitions of Trudeau Foods during the first quarter of fiscal 2014 and Tony's in the fourth quarter of fiscal 2014 as well as an increase in capital spending associated with our Racine, Wisconsin and Hudson Valley, New York distribution centers.
Net cash provided by financing activities was $94.4 million for the fiscal year ended August 1, 2015. We present proceeds and borrowings related to the Company's amended and restated revolving credit facility on a gross basis. The net cash provided by financing activities was primarily due to gross borrowings under our amended and restated revolving credit facility and term loan of $728.3 million and $150.0 million, respectively, partially offset by repayments of our revolving credit line and long-term debt of $779.5 million and $11.2 million, respectively. Net cash provided by financing activities was $295.4 million for the fiscal year ended August 2, 2014 and was primarily due to the borrowings used to fund capital expenditures and the acquisition of Tony's in the fourth quarter of fiscal 2014.
We may from time to time enter into commodity swap agreements to reduce price risk associated with our anticipated purchases of diesel fuel. These commodity swap agreements hedge a portion of our expected fuel usage for the periods set forth in the agreements. We monitor the commodity (NYMEX #2 Heating oil) used in our swap agreements to determine that the correlation between the commodity and diesel fuel is deemed to be "highly effective." During the fiscal years ended August 1, 2015 and August 2, 2014, we had no outstanding commodity swap agreements.
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements. As of August 1, 2015, we had entered into agreements which require us to purchase a total of approximately 7.4 million gallons ranging from $3.20 to $3.92 per gallon through December 2015 and approximately 3.6 million gallons ranging from $2.59 to $3.18 through December 2016. As of August 2, 2014, we had entered into agreements which required us to purchase a total of approximately 8.9 million gallons of diesel fuel at prices ranging from $3.17 to $4.00 per gallon through December 2014. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
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
Allowance for doubtful accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or cancelled orders. Our accounts receivable balance was $474.5 million and $441.5 million, net of the allowance for doubtful accounts of $7.5 million and $7.6 million, as of August 1, 2015 and August 2, 2014, respectively. Our notes receivable balances were $7.4 million and $5.9 million, net of the allowance for doubtful accounts of $1.0 million and $0.7 million, as of August 1, 2015 and August 2, 2014, respectively.
Insurance reserves
We are primarily self-insured for workers' compensation and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $18.7 million and $18.9 million as of August 1, 2015 and August 2, 2014, respectively.
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
Valuation of goodwill and intangible assets
We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level. Beginning in fiscal 2012, the first step in our annual assessment of each of our reporting units is a qualitative assessment as allowed under Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), unless we believe it is more likely than not that a reporting unit's fair value is less than the carrying value. In order to qualify for an exclusion from the quantitative two-step goodwill test, the thresholds used by the Company for this determination are that a reporting unit must (1) have passed its previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a two-step test within the past five years, (3) have had no significant changes to its working capital structure, (4) have current year income which is at least 85% of prior year amounts, and (5) present no other factors to be considered as outlined in ASU 2011-08. For reporting units which do not meet this exclusion, the quantitative goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired and no further testing is required. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
As of August 1, 2015, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 93.4% of our goodwill is within our wholesale reporting unit. Total goodwill as of August 1, 2015 and August 2, 2014 was $266.6 million and $274.5 million, respectively.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. As of August 1, 2015, our annual assessment of each of our intangible assets with indefinite lives indicated that no impairment existed, Total indefinite lived intangible assets as of August 1, 2015 and August 2, 2014 were $53.7 million and $53.6 million, respectively.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fiscal year ended August 1, 2015, an impairment charge of $0.6 million was recognized in connection with the closure of a Canadian facility. During the fiscal year ended August 3, 2013, an impairment charge of $1.6 million was recognized in connection with the termination of a long-term licensing agreement and the write-off of the associated intangible asset. Total finite-lived intangible assets as of August 1, 2015 and August 2, 2014 were $72.2 million and $81.4 million, respectively.
The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of August 1, 2015:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$17,495	$17,495
Diesel fuel purchase commitments	21,671	17,332	4,339	—	—
Notes payable (1)	362,993	—	—	362,993	—
Long-term debt (2)	186,393	11,613	23,914	115,143	35,723
Deferred compensation	10,384	1,360	2,315	2,016	4,693
Company owned life insurance premiums	11,700	2,925	5,850	2,925	—
Long-term non-capitalized leases	227,212	51,341	84,944	53,023	37,904
Total	$837,848	$102,066	$121,362	$536,100	$78,320
(1) The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. Notes payable does not included outstanding letters of credit of approximately $35.2 million at August 1, 2015 nor approximately $26.1 million in interest payments (including unused lines fees) projected to be due in future years (less than 1 year – $6.8 million; 1−3 years – $13.7 million; and 3-5 years – $5.6 million) based on the variable rates in effect at August 1, 2015. Variable rates, as well as outstanding principal balances, could change in future periods. See "Liquidity and Capital Resources" above and Note 6 "Notes Payable" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our credit facility.
(2) Long-term debt does not include interest payments projected to be due in future years related to our capital lease obligations and real-estate backed Term Loan Agreement, which amount to approximately $32.4 million and $18.9 million, respectively, (less than 1 year - $9.9 million; 1-3 years - $18.0 million; 3-5 years - $12.3 million; thereafter - $11.1 million). See Note 7 "Long-Term Debt" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our long-term debt.

Included in other liabilities in the consolidated balance sheet at August 1, 2015 are uncertain tax positions including potential interest and penalties of $0.5 million that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.
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
Recently Issued Financial Accounting Standards
In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-14, Revenue from Contracts with Customers, (Topic 606): Deferral of the Effective Date deferring the adoption of previously issued guidance published in May 2014, ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the fourth quarter of fiscal 2015, the result would have been the reclassification of $4.2 million and $3.1 million as of August 1, 2015 and August 2, 2014, respectively, from deferred financing costs to long-term debt on the Company's Consolidated Balance Sheets.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures as appropriate. The new pronouncement is effective for public companies with annual periods ending after December 15, 2016, and interim periods thereafter, which for the Company will be first quarter of fiscal 2017. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
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
At August 1, 2015, we had long-term floating rate debt under our amended and restated revolving credit facility of $363.0 million and our real-estate backed Term Loan $140.0 million, and long-term fixed rate debt of $46.4 million, representing 91.6% and 8.4%, respectively, of our long-term borrowings. At August 2, 2014, we had long-term floating rate debt under our amended and restated revolving credit facility of $415.7 million and long-term fixed rate debt of $33.5 million, representing 92.5% and 7.5%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point decrease in interest rates would change the unrealized fair market value of the fixed rate debt by approximately $0.7 million and $0.6 million for the fiscal years ended August 1, 2015 and August 2, 2014, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (“UNFI”) as of August 1, 2015 and August 2, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 1, 2015. We also have audited UNFI’s internal control over financial reporting as of August 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UNFI’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of August 1, 2015 and August 2, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended August 1, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, United Natural Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Providence, Rhode Island
September 30, 2015

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 1, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,380	$16,116
Accounts receivable, net of allowance of $7,489 and $7,589, respectively	474,494	441,528
Inventories	982,559	834,722
Deferred income taxes	32,333	32,518
Prepaid expenses and other current assets	46,976	45,064
Total current assets	1,553,742	1,369,948
Property and equipment, net	572,452	483,960
Goodwill	266,640	274,548
Intangible assets, net of accumulated amortization of $25,717 and $19,002, respectively	125,830	134,989
Other assets	31,526	25,446
Total assets	$2,550,190	$2,288,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$390,134	$377,548
Accrued expenses and other current liabilities	129,113	136,959
Current portion of long-term debt	11,613	990
Total current liabilities	530,860	515,497
Notes payable	362,993	415,660
Deferred income taxes	65,644	50,995
Other long-term liabilities	30,380	30,865
Long-term debt, excluding current portion	174,780	32,510
Total liabilities	1,164,657	1,045,527
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,096 issued and outstanding shares at August 1, 2015; 49,771 issued and outstanding shares at August 2, 2014	501	498
Additional paid-in capital	420,584	402,875
Unallocated shares of Employee Stock Ownership Plan	—	(14)
Accumulated other comprehensive loss	(19,443)	(5,152)
Retained earnings	983,891	845,157
Total stockholders' equity	1,385,533	1,243,364
Total liabilities and stockholders' equity	$2,550,190	$2,288,891

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
Net sales	$8,184,978	$6,794,447	$6,064,355
Cost of sales	6,924,463	5,666,802	5,039,279
Gross profit	1,260,515	1,127,645	1,025,076
Operating expenses	1,017,755	916,857	837,953
Restructuring and asset impairment expenses	803	—	1,629
Total operating expenses	1,018,558	916,857	839,582
Operating income	241,957	210,788	185,494
Other expense (income):
Interest expense	14,498	7,753	5,897
Interest income	(356)	(508)	(632)
Other, net	(1,954)	(3,865)	6,113
Total other expense, net	12,188	3,380	11,378
Income before income taxes	229,769	207,408	174,116
Provision for income taxes	91,035	81,926	66,262
Net income	$138,734	$125,482	$107,854
Basic per share data:
Net income	$2.77	$2.53	$2.19
Weighted average basic shares of common stock	50,021	49,602	49,217
Diluted per share data:
Net income	$2.76	$2.52	$2.18
Weighted average diluted shares of common stock	50,267	49,888	49,509

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
Net income	$138,734	$125,482	$107,854
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(13,852)	$(4,060)	$(2,988)
Change in fair value of swap agreements	(439)	—	—
Total other comprehensive loss, net of tax	$(14,291)	$(4,060)	$(2,988)
Total comprehensive income	$124,443	$121,422	$104,866

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at July 28, 2012	49,011	$490	—	$—	$364,598	$(89)	$1,896	$611,821	$978,716
Allocation of shares to ESOP						50			50
Stock option exercises and restricted stock vestings, net	319	3			(1,545)				(1,542)
Share-based compensation					15,104				15,104
Tax benefit associated with stock plans					1,952				1,952
Foreign currency translation							(2,988)		(2,988)
Net income								107,854	107,854
Balances at August 3, 2013	49,330	$493	—	$—	$380,109	$(39)	$(1,092)	$719,675	$1,099,146
Allocation of shares to ESOP						25			25
Issuance of common stock for acquisition	112	1			7,103				7,104
Stock option exercises and restricted stock vestings, net	329	4			(1,546)				(1,542)
Share-based compensation					14,608				14,608
Tax benefit associated with stock plans					2,601				2,601
Foreign currency translation							(4,060)		(4,060)
Net income								125,482	125,482
Balances at August 2, 2014	49,771	$498	—	$—	$402,875	$(14)	$(5,152)	$845,157	$1,243,364
Allocation of shares to ESOP						14			14
Stock option exercises and restricted stock vestings, net	325	3			982				985
Share-based compensation					13,981				13,981
Tax benefit associated with stock plans					2,746				2,746
Fair value of swap agreements, net of tax							(439)		(439)
Foreign currency translation							(13,852)		(13,852)
Net income								138,734	138,734
Balances at August 1, 2015	50,096	$501	—	$—	$420,584	$—	$(19,443)	$983,891	$1,385,533
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(In thousands)	August 1, 2015	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,734	$125,482	$107,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,800	48,758	42,398
Deferred income tax expense	15,339	881	6,780
Share-based compensation	13,981	14,608	15,104
Excess tax benefit from share-based payment arrangements	(2,746)	(2,601)	(1,952)
(Gain) loss on disposals of property and equipment	(499)	647	(513)
Restructuring and asset impairment	803	—	—
Gain associated with acquisition of land	(2,824)	(4,840)	—
Impairment of indefinite lived intangibles	—	—	1,629
Provision for doubtful accounts	5,059	3,152	4,227
Non-cash interest expense	389	2,012	651
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(42,257)	(71,247)	(34,739)
Inventories	(153,701)	(97,819)	(123,904)
Prepaid expenses and other assets	4,541	2,024	(17,702)
Accounts payable	16,001	28,734	32,418
Accrued expenses and other liabilities	(7,756)	12,627	12,080
Net cash provided by operating activities	48,864	62,418	44,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(129,134)	(147,303)	(66,554)
Purchases of acquired businesses, net of cash acquired	(8,036)	(211,574)	(8,135)
Long-term investment	(3,000)	—	—
Payment of company owned life insurance premiums	(2,925)	—	—
Proceeds from disposals of property and equipment	1,026	6,084	2,368
Net cash used in investing activities	(142,069)	(352,793)	(72,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	728,316	853,884	610,046
Repayments of borrowings under revolving credit line	(779,461)	(568,338)	(594,107)
Proceeds from borrowings of long-term debt	150,000	—	—
Repayments of long-term debt	(11,197)	(1,226)	(353)
Increase in bank overdraft	5,003	11,501	6,347
Proceeds from exercise of stock options	3,415	2,215	1,942
Payment of employee restricted stock tax withholdings	(2,430)	(3,757)	(3,484)
Excess tax benefit from share-based payment arrangements	2,746	2,601	1,952
Capitalized debt issuance costs	(1,965)	(1,523)	—
Net cash provided by financing activities	94,427	295,357	22,343
Effect of exchange rate changes on cash and cash equivalents	42	23	636
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,264	5,005	(5,011)
Cash and cash equivalents at beginning of period	16,116	11,111	16,122
Cash and cash equivalents at end of period	$17,380	$16,116	$11,111
Supplemental disclosures of cash flow information:
Non-cash financing activity	$14,088	$—	$32,826
Non-cash investing activity	$14,088	$7,104	$32,826
Cash paid for interest	$14,632	$6,599	$5,246
Cash paid for federal and state income taxes, net of refunds	$72,357	$77,091	$64,367
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business
United Natural Foods, Inc. and its subsidiaries (the "Company") is a leading distributor and retailer of natural, organic and specialty products. The Company sells its products primarily throughout the United States and Canada.

(b)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2015, 2014 and 2013 ended on August 1, 2015, August 2, 2014 and August 3, 2013, respectively. Fiscal 2015 and 2014 contained 52 weeks and fiscal 2013 contained 53 weeks. Each of the Company's interim quarters consisted of 13 weeks except for the fourth quarter of fiscal year 2013 which contained 14 weeks.
Net sales consists primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also includes amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amount paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution centers, offset by consideration received from suppliers in connection with the purchase of the suppliers' products. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits (including payments under the Company's Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. Certain items in the consolidated statements of cash flows for the fiscal years ended August 2, 2014 and August 3, 2013 have been reclassed to conform to a change in the current year presentation of operating activities. Additionally, certain items in the consolidated balance sheet as of August 2, 2014 have been reclassed to conform with current year presentation. These revisions were not material to the Company's consolidated financial statements as a whole.

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
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Property and equipment includes the Company's non-cash capital expenditures made by the landlord for the Aurora, Colorado distribution center and related accumulated depreciation. Refer to Note 7, Long-Term Debt, for additional information regarding this transaction. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.
Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and amortized over the assets' estimated useful lives. The Company capitalized $0.5 million during the fiscal year ended August 1, 2015 related to the construction of new distribution centers in Prescott, Wisconsin and Gilroy, California. The Company capitalized $0.9 million of interest during the fiscal year ended August 2, 2014 related to the construction of new distribution centers in Racine, Wisconsin and Hudson Valley, New York. There was no interest capitalized during the fiscal year ended August 3, 2013.

Property and equipment consisted of the following at August 1, 2015 and August 2, 2014:

	Original Estimated Useful Lives (Years)	2015	2014
	(In thousands, except years)
Land		$43,033	$31,324
Buildings and improvements	20-40	302,066	215,172
Leasehold improvements	5-20	133,120	130,739
Warehouse equipment	3-30	155,477	128,121
Office equipment	3-10	57,519	71,524
Computer software	3-7	130,652	97,196
Motor vehicles	3-7	4,357	4,520
Construction in progress		63,557	79,002
		889,781	757,598
Less accumulated depreciation and amortization		317,329	273,638
Net property and equipment		$572,452	$483,960
Depreciation expense amounted to $55.0 million, $42.9 million and $37.6 million for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013, respectively.

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
Management reviews long-lived assets, including definite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets' useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model.

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
Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. The Company is required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each fiscal year.
The Company's reporting units are at or one level below the operating segment level. Approximately 93.4% of the Company's goodwill is within its wholesale reporting unit. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles-

Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company is allowed to perform a qualitative assessment for goodwill impairment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2015 were for any reporting units that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a two-step test within the past five years, (3) have had no significant changes to their working capital structure, (4) have current year income which is at least 85% of prior year amounts, and (5) present no other factors to be considered as outlined in ASU 2011-08. Based on the qualitative assessment performed for fiscal 2015, only one of the Company's four reporting units met these thresholds. As this reporting unit had passed its previous two-step test within the past 5 years, the reporting unit's net income has not decreased more than 15% and its working capital requirements have not increased significantly, no quantitative testing was performed on this reporting unit as part of the annual test in fiscal 2015.
For the three reporting units that did not meet the thresholds above for fiscal 2015, the Company performed a two-step goodwill impairment analysis. The first step to identify potential impairment involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis which is the basis for the fair value analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired and no further testing is required. This was the case for all three reporting units which required a quantitative test for the annual assessment in fiscal 2015. Had the carrying value exceeded estimated fair value for any of these three units, there would have been an indication of potential impairment and the second step would have been performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangible assets. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value.
In accordance with ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, the Company is allowed to perform a qualitative assessment for intangible asset impairment unless it believes it is more likely than not that an intangible asset's fair value is less than the carrying value. The thresholds used by the Company for this determination in the fourth quarter of fiscal 2015 were for any intangible assets (or groups of assets) that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have performed a previous two-step test within the past five years, and (3) have current year income which is at least 85% of prior year amounts. The Company's only indefinite lived intangible assets are the branded product line asset group. During fiscal 2015, the Company's annual qualitative assessment of its indefinite lived intangible assets indicated that no impairment existed.
During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized value of an intangible asset. In the first quarter of fiscal 2013, the Company entered into an agreement to terminate its licensing agreement with the former owners of an acquired business.  In connection with this termination agreement, during the three months ended October 27, 2012, the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset.
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of August 3, 2013	$184,143	$17,731	$201,874
Goodwill adjustment for prior year business combinations	73,966	—	73,966
Contingent consideration for prior year business combinations	62	—	62
Change in foreign exchange rates	(1,354)	—	(1,354)
Goodwill as of August 2, 2014	$256,817	$17,731	$274,548
Goodwill adjustment from prior year business combinations	(3,487)	—	(3,487)
Change in foreign exchange rates	(4,421)	—	(4,421)
Goodwill as of August 1, 2015	$248,909	$17,731	$266,640
The following table presents the detail of the Company's other intangible assets (in thousands):

	August 1, 2015			August 2, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$96,192	$25,364	$70,828	$98,928	$18,901	$80,027
Non-compete agreements	1,700	353	1,347	800	13	787
Trademarks and tradenames	—	—	—	678	88	590
Total amortizing intangible assets	97,892	25,717	72,175	100,406	19,002	81,404
Indefinite lived intangible assets:
Trademarks and tradenames	53,655	—	53,655	53,585	—	53,585
Total	$151,547	$25,717	$125,830	$153,991	$19,002	$134,989
Amortization expense was $7.8 million, $5.1 million and $4.1 million for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of August 1, 2015 is shown below:

Fiscal Year:	(In thousands)
2016	$6,547
2017	6,238
2018	5,866
2019	5,881
2020	5,420
2021 and thereafter	42,223
$72,175

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
Whole Foods Market, Inc. was the Company's largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 35% of the Company's net sales for the fiscal year ended August 1, 2015 and 36% for each of the fiscal years ended August 2, 2014 and August 3, 2013. There were no other customers that individually generated 10% or more of the Company's net sales.
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

	August 1, 2015		August 2, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$17,380	$17,380	$16,116	$16,116
Accounts receivable	474,494	474,494	441,528	441,528
Notes receivable	7,361	7,361	5,936	5,936
Liabilities:
Accounts payable	390,134	390,134	377,548	377,548
Notes payable	362,993	362,993	415,660	415,660
Long-term debt, including current portion	186,393	192,679	33,500	36,386

(k)	Use of Estimates
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
The Company accounts for its share-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Stock Compensation ("ASC 718"). ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has four share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over 4 years from the grant date and grants to members of the Company's Board of Directors vest ratably over 6 months with one half vesting immediately. The Company's President and Chief Executive Officer has been granted performance shares and performance units which have vested, when and if earned, in accordance with the terms of the related Performance Share and Performance Unit agreements. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company granted performance-based stock units to its executive officers that will vest if the Company achieves certain performance metrics as of and for the years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.
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

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
	(In thousands)
Basic weighted average shares outstanding	50,021	49,602	49,217
Net effect of dilutive common stock equivalents based upon the treasury stock method	246	286	292
Diluted weighted average shares outstanding	50,267	49,888	49,509
Potential anti-dilutive share-based payment awards excluded from the computation above	7	6	121

(o)	Comprehensive Income (Loss)
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
The Company is exposed to market risks arising from changes in interest rates, fuel costs, and with the operation of UNFI Canada, foreign currency exchange rates. The Company uses derivatives principally in the management of interest rate and fuel price exposure. From time to time the Company may use contracts to hedge transactions in foreign currency. The Company does not utilize derivatives that contain leverage features. For derivative transactions accounted for as hedges, on the date the Company enters into the derivative transaction, the exposure is identified. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis as needed.

(q)	Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs totaled $452.9 million, $397.7 million and $358.8 million for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013, respectively.

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

(t)	Recently Issued Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, (Topic 606): Deferral of the Effective Date ("ASU 2015-14") deferring the adoption of previously issued guidance published in May 2014, ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ended August 3, 2019. The Company is in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the fourth quarter of fiscal 2015, the result would have been the reclassification of $4.2 million and $3.1 million as of August 1, 2015 and August 2, 2014, respectively, from deferred financing costs to long-term debt on the Company's Consolidated Balance Sheets.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures as appropriate. The new pronouncement is effective for public companies with annual periods ending after December 15, 2016, and interim periods thereafter, which for the Company will be the first quarter of fiscal 2017. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity. The new guidance raises the threshold for disposals that would qualify as discontinued operations and also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which would be the Company's first quarter of the fiscal year ended July 30, 2016, and should be applied on prospective basis. The Company does not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

(u)	Correction of Prior Period Errors
During the three months ended January 31, 2015, the Company recorded a cumulative adjustment to net sales for $7.7 million related to amounts owed to a customer resulting from an incorrect calculation of contractual obligations to that customer from fiscal year 2009 through fiscal year 2014. The aggregate amount of the reduction in net sales related to this incorrect calculation in fiscal 2015 was $9.3 million, including a $1.6 million reduction in the first quarter of fiscal 2015. The Company reviewed the impact of these corrections in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 "Materiality," and determined that these corrections were not material to prior or current periods.

2.	ACQUISITIONS
Wholesale Segment
Broadline Distribution Acquisitions. During the fourth quarter of fiscal 2015, the Company finalized its purchase accounting related to the Company's acquisition of all of the outstanding capital stock of Tony's Fine Foods (“Tony’s”) in the fourth quarter of 2014. Of the total purchase price of approximately $202.7 million (the “Purchase Price”), approximately $196.5 million was paid in cash. The remaining portion of the Purchase Price was paid with approximately 112,000 shares of the Company’s common stock.
The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(in thousands)	Preliminary as of August 2, 2014	Adjustments in Current Fiscal Year	Final Opening Balance Sheet
Accounts receivable	$40,307	$270	$40,577
Inventory	31,807	—	31,807
Property and equipment	42,793	(810)	41,983
Other assets	5,815	—	5,815
Customer relationships	55,500	(700)	54,800
Tradename and other intangible assets	26,000	900	26,900
Goodwill	64,644	(3,157)	61,487
Total assets	$266,866	$(3,497)	$263,369
Liabilities	60,698	—	60,698
Total purchase price	$206,168	$(3,497)	$202,671

The fair value assigned to identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships with an estimated fair value of $54.8 million, the Tony's tradename with an estimated fair value of approximately $25.2 million, and non-competition agreements with an estimated fair value of $1.7 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately 20 years, the non-competition agreements that the Company received from the owners of Tony's are being amortized over the 5 year terms of the agreements, and the Tony's tradename is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on certain information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $61.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales in natural protein and specialty cheeses.
Acquisition costs related to the Tony's acquisition were approximately $0.3 million and $1.5 million for the fiscal years ended August 1, 2015 and August 2, 2014, respectively, and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. The results of Tony's operations have been included in the consolidated financial statements since the date of acquisition. Net sales from the acquired business totaled approximately $882.8 million for the fiscal year ended August 1, 2015 and $45.3 million for the fiscal year ended August 2, 2014.
During the first quarter of fiscal 2014, the Company, within its wholesale segment, completed a business combination related to the acquisition of all of the equity interests of Trudeau Foods, LLC from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets recorded based on the valuation consist of customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered Level 3 measurements as defined by authoritative guidance. The results of the acquired operations have been included in the Company's results since September 26, 2013.

3.	EQUITY PLANS
The Company recognized total share-based compensation expense of $14.0 million for the fiscal year ended August 1, 2015, compared to $14.6 million and $15.1 million for the fiscal years ended August 2, 2014 and August 3, 2013, respectively. Share-based compensation expense related to performance-based share awards, including compensation expense recognized on 2-year long-term incentive awards granted, for the fiscal years ended August 2, 2014 and August 3, 2013, was $1.0 million and $3.3 million, respectively. The Company recognized a benefit of $1.0 million related to performance-based share awards for the fiscal year ended August 1, 2015 due to the reversal of share-based compensation expense recorded in fiscal 2014 caused by performance measures not being attained as of the end of fiscal 2015 and the resulting forfeiture of these awards.
As of August 1, 2015, there was $27.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock, restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.5 years.
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
The following summary presents the weighted average assumptions used for stock options granted in fiscal 2015, 2014 and 2013:

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
Expected volatility	26.2%	28.5%	29.8%
Dividend yield	—%	—%	—%
Risk free interest rate	1.4%	1.2%	0.3%
Expected term (in years)	4.0	3.0	3.0
The Company has four equity incentive plans that provide for the issuance of stock options: the 1996 Stock Option Plan (the "1996 Plan"), the 2002 Stock Incentive Plan (the "2002 Plan"), the 2004 Equity Incentive Plan, as amended (the "2004 Plan"), and the 2012 Equity Incentive Plan (the "2012 Plan") (collectively, the "Plans"). The Plans provide, or prior to their expiration provided, for grants of stock options to employees, officers, directors and others. Since fiscal 2010, the Company has not granted stock options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically, options granted to employees vest ratably over 4 years. The Company did not grant options to directors in fiscal 2013, fiscal 2014 or fiscal 2015. The maximum term of all incentive and non-statutory stock options granted under the Plans is 10 years. There were 9,050,000 shares authorized for grant under the 1996 Plan, 2002 Plan and 2012 Plan. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. Prior to the expiration of the applicable plan, these shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of August 1, 2015, 761,493 shares were available for grant under the 2012 Plan. The authorization for new grants under the 1996 Plan, 2002 Plan and 2004 Plan has expired.
The following summary presents the weighted-average remaining contractual term of options outstanding at August 1, 2015 by range of exercise prices:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Weighted Average Remaining Contractual Term	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$12.00 - $26.00	83,730	$24.25	3.5	83,730	$24.25
$26.01 - $40.00	136,352	$34.95	4.6	118,645	$34.53
$40.01 - $54.00	5,530	$44.95	6.3	5,180	$44.47
$54.01 - $68.00	218,904	$63.19	8.1	45,450	$61.12
	444,516	$46.97	6.1	253,005	$36.11
The following summary presents information regarding outstanding stock options as of August 1, 2015 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	459,074	$42.10
Granted	76,940	$64.55
Exercised	(91,498)	$37.32
Outstanding at end of year	444,516	$46.97	6.1 years	$3,232,768
Exercisable at end of year	253,005	$36.11	4.6 years	$3,096,247
The weighted average grant-date fair value of options granted during the fiscal years ended August 1, 2015, August 2, 2014, and August 3, 2013 was $14.82, $16.48 and $12.21, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended August 1, 2015, August 2, 2014, and August 3, 2013, was $3.1 million, $2.5 million and $1.6 million, respectively.
The 2004 Plan was amended during fiscal 2009 to provide for the issuance of up to 2,500,000 equity-based compensation awards, and during fiscal 2011 was further amended to provide for the issuance of stock options in addition to restricted shares and units, performance shares and units, bonus shares and stock appreciation rights. Vesting requirements for the awards under the Plans are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six month anniversary of the grant date.
The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the Plans as of August 1, 2015 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at August 2, 2014	640,737	$55.77
Granted	371,569	$64.71
Vested	(259,671)	$51.04
Forfeited	(131,403)	$62.82
Outstanding at August 1, 2015	621,232	$61.60
The total intrinsic value of restricted stock awards and restricted stock units vested was $17.3 million, $16.9 million and $16.7 million during the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013, respectively. The total intrinsic value of performance share awards and performance units vested was $1.3 million and $1.6 million during the fiscal years ended August 2, 2014 and August 3, 2013, respectively. No performance share awards or performance units vested during the fiscal year ended August 1, 2015.
During the fiscal year ended August 1, 2015, 23,238 performance units were granted, (subject to the issuance of an additional 23,238 shares if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital.

The per share grant-date fair value of these awards was $64.55. Effective August 1, 2015, all of these performance units were forfeited as the underlying performance criteria that were required to be achieved in order for the units to vest were not achieved.
During the fiscal year ended August 2, 2014, 22,229 performance shares were granted (subject to the issuance of an additional 22,229 shares if the Company's performance exceeded specified targeted levels), and no performance units were granted to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these awards was $67.48. Effective August 2, 2014, a total of 19,396 performance shares for fiscal 2014 vested with a corresponding intrinsic value and fair value of $1.3 million and $1.1 million, respectively. The remainder of the performance shares were forfeited.
During the fiscal year ended August 3, 2013, 25,000 performance shares and 5,123 performance units were granted (in each case subject to the issuance of an additional 25,000 shares and 5,123 units if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these grants was $52.00. Effective August 3, 2013, an additional 695 units were granted and a total of 30,818 performance shares vested with a corresponding intrinsic value and fair value of $1.6 million and $1.9 million, respectively.
During the fiscal year ended July 28, 2012, the Company created a performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of the Company's executive leadership team. Under this arrangement, the executives were awarded performance-based stock units with a grant-date fair value equal to approximately 30% of the sum of 125% of their annual base salary and 50% of their cash-based performance award earned in the prior fiscal year. Similar to the performance awards granted to the Company's President and CEO, if the Company's performance exceeded specified targeted levels, the grants could be increased up to an additional 100%. For the 2-year performance periods ended August 1, 2015 and August 2, 2014, it was determined that targeted levels of performance were not met and therefore, the Company did not issue shares to the executive leadership team in settlement of the performance units and all the units were forfeited. Effective August 3, 2013, the Company issued an aggregate of 23,882 shares to the executive leadership team upon the vesting of an equal number of performance share units based on the final results of the 2-year performance period ended August 2, 2013.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
	(In thousands)
Balance at beginning of year	$8,294	$10,026	$6,956
Additions charged to costs and expenses	5,059	3,152	4,227
Deductions	(4,590)	(5,743)	(1,157)
Charged to Other Accounts (1)	(270)	859	—
Balance at end of year	$8,493	$8,294	$10,026
(1) Relates to acquisitions.

5.	RESTRUCTURING ACTIVITIES
Canadian facility closure
During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized balance of an intangible asset. During the second quarter of fiscal 2015, the Company recognized a restructuring charge of $0.2 million in connection with this closure.

Impairment of an intangible asset
During fiscal 2007, the Company made several asset acquisitions under its Blue Marble Brands division, one of which included a licensing agreement under which the Company was permitted to sell products under the seller’s existing trademark in exchange for royalty payments. The fair value of the intangible asset at the time of acquisition was $2.1 million, and was being amortized over a life of 27 years, the maximum life of the licensing agreement including renewal periods. In October 2012, the Company entered into an agreement to terminate its licensing agreement with the former owners. In connection with this termination agreement, during the first quarter of fiscal 2013 the Company recognized an impairment of $1.6 million representing the remaining unamortized balance of the intangible asset.

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
As of August 1, 2015, the Company's borrowing base, based on eligible accounts receivable and inventory levels, was $581.4 million. As of August 1, 2015, the Company had $363.0 million outstanding under the Company's credit facility, $35.2 million in letter of credit commitments and $2.6 million in reserves which generally reduces the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $180.6 million as of August 1, 2015.
The amended and restated revolving credit facility subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of its fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $35.0 million (or $50.0 million after giving effect to the Amendment) and (ii) 10% of the aggregate borrowing base. Because of the amount of aggregate availability under the amended and restated revolving credit facility, the Company was not subject to the fixed charge coverage ratio covenants under the amended and restated revolving credit facility during the fiscal year ended August 1, 2015.
The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated credit facility.
7.LONG-TERM DEBT
On August 14, 2014, the Company entered into a real-estate backed Term Loan Agreement (the “Term Loan Agreement”) by and among the Company, its wholly-owned subsidiary Albert’s Organics, Inc. (together with the Company, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the “Administrative Agent”) and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. Borrowings under the Term Loan Agreement are guaranteed by most of the Company's wholly-owned subsidiaries. The Borrowers have been required to make $2.5 million principal payments quarterly since November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement, as amended. Under the Term Loan Agreement, the Borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.
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
The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%.
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
As of August 1, 2015 and August 2, 2014, the Company's long-term debt consisted of the following:

	August 1, 2015	August 2, 2014
	(In thousands)
Financing obligation, due monthly, and maturing in October 2028 at an effective interest rate of 7.32%	$32,510	$33,439
Capital lease, Providence, Rhode Island corporate headquarters, due monthly, and maturing in April 2025 at an effective interest rate of 12.38%	13,883	—
Real-estate backed Term Loan Agreement, due quarterly	140,000	—
Term loan for employee stock ownership plan, secured by common stock of the Company, due monthly and maturing in May 2015, at an interest rate of 1.33%	—	61
	$186,393	$33,500
Less: current installments	11,613	990
Long-term debt, excluding current installments	$174,780	$32,510
Aggregate maturities of long-term debt for the next five years and thereafter are as follows at August 1, 2015:

Year	(In thousands)
2016	$11,613
2017	11,835
2018	12,079
2019	112,386
2020	2,757
2021 and thereafter	35,723
$186,393

8.	FAIR VALUE MEASUREMENTS
The Company utilizes ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreement
On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% on an initial amortizing principal amount of $140.0 million while receiving interest for the same period at the one-month LIBOR on the same notional amount. The interest rate swap has been entered into as a hedge against LIBOR movements on the current variable rate related to the Company’s real-estate backed Term Loan Agreement entered into on August 14, 2014, explained in more detail in Note 7 "Long-Term Debt," to protect against rising interest rates. We expect that the interest rate swap will effectively fix the

Company’s interest rate payments on the $140.0 million of debt under the Company's Term Loan Agreement. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging ("ASC 815").

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at August 1, 2015 and is reflected at its fair value of $0.7 million in the consolidated balance sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the fiscal year ended August 1, 2015. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.
Fuel Supply Agreements
From time to time the Company is a party to fixed price fuel supply agreements. During the fiscal years ended August 1, 2015 and August 2, 2014, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2016 and December 2014, respectively. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
Financial Instruments
There were no financial assets and liabilities measured on a recurring basis as of August 2, 2014. The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of August 1, 2015:

	Fair Value at August 1, 2015
(In thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(726)	—
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

	August 1, 2015		August 2, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long term debt, including current portion	$186,393	$192,679	$33,500	$36,386

9.	COMMITMENTS AND CONTINGENCIES
The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.

Rent and other lease expense for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013 totaled approximately $74.8 million, $65.1 million and $59.5 million, respectively.
Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of August 1, 2015 are as follows:

Fiscal Year	(In thousands)
2016	$51,341
2017	45,731
2018	39,213
2019	31,786
2020	21,237
2021 and thereafter	37,904
$227,212
As of August 1, 2015, outstanding commitments for the purchase of inventory were approximately $17.5 million. The Company had outstanding letters of credit of approximately $35.2 million at August 1, 2015.
As of August 1, 2015, outstanding commitments for the purchase of diesel fuel were approximately $21.7 million.
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
Retirement Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also has the Millbrook Distribution Services Union Retirement Plan, which was assumed as part of an acquisition during fiscal 2008. The Company's contributions to these plans were approximately $6.4 million, $5.8 million, and $5.2 million for the fiscal years ended August 1, 2015, August 2, 2014 and August 3, 2013, respectively.
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
In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $11.5 million and $10.9 million at August 1, 2015 and August 2, 2014, respectively. At August 1, 2015, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Fiscal Year	(In thousands)
2016	$1,360
2017	1,248
2018	1,067
2019	1,063
2020	953
2021 and thereafter	4,693
$10,384

11.	EMPLOYEE STOCK OWNERSHIP PLAN
The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and has received notice of qualification by the Internal Revenue Service.
In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bear interest at 1.33% as of August 2, 2014, and were payable through May 2015. As the debt was repaid, the shares were released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.
All shares held by the ESOP were purchased prior to December 31, 1992, except that 9,393 shares were purchased during the fourth quarter of fiscal 2015 to fund the final allocation of shares under the ESOP. As a result, prior to the final release of the shares in the ESOP, the Company considered unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares had been committed to be released. Prior to the repayments, the debt of the ESOP was recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the fiscal years ended August 1, 2015 and August 2, 2014, contributions totaling approximately $0.1 million and $0.2 million, respectively, were made to the Trust. Of these contributions, less than $0.1 million in each fiscal year represented interest.

The ESOP shares were classified as follows:

	August 1, 2015	August 2, 2014
	(In thousands)
Total ESOP shares—beginning of year	1,595	1,833
Shares distributed to employees	(538)	(238)
Total ESOP shares—end of year	1,057	1,595
Allocated shares	1,057	1,580
Unreleased shares	—	15
Total ESOP shares	1,057	1,595
During the fiscal years ended August 1, 2015 and August 2, 2014, 24,512 and 41,089 shares were released for allocation based on note payments, respectively. All shares have been released as of August 1, 2015. The fair value of unreleased shares was approximately $0.9 million at August 2, 2014.

12.	INCOME TAXES
For the fiscal year ended August 1, 2015, income before income taxes consists of $227.4 million from U.S. operations and $2.4 million from foreign operations. For the fiscal year ended August 2, 2014, income before income taxes consists of $201.1 million from U.S. operations and $6.3 million from foreign operations. For the fiscal year ended August 3, 2013, income before income taxes consists of $166.7 million from U.S. operations and $7.4 million from foreign operations.
Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended August 1, 2015
U.S. Federal	$60,848	$13,209	$74,057
State & Local	14,119	2,098	$16,217
Foreign	729	32	$761
	$75,696	$15,339	$91,035
Fiscal year ended August 2, 2014
U.S. Federal	$66,953	$(894)	$66,059
State & Local	12,660	1,452	14,112
Foreign	1,432	323	1,755
	$81,045	$881	$81,926
Fiscal year ended August 3, 2013
U.S. Federal	$44,095	$7,029	$51,124
State & Local	13,366	(364)	13,002
Foreign	2,021	115	2,136
	$59,482	$6,780	$66,262
Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate of 35% applied to income before income taxes as a result of the following:

	Fiscal year ended
	August 1, 2015	August 2, 2014	August 3, 2013
	(In thousands)
Computed "expected" tax expense	$80,419	$72,593	$60,940
State and local income tax, net of Federal income tax benefit	10,547	9,135	7,501
Non-deductible expenses	1,551	1,333	1,516
Tax effect of share-based compensation	165	160	134
General business credits	(365)	(114)	(1,374)
Other, net	(1,282)	(1,181)	(2,455)
Total income tax expense	$91,035	$81,926	$66,262
Total income tax expense (benefit) for the years ended August 1, 2015, August 2, 2014 and August 3, 2013 was allocated as follows:

	August 1, 2015	August 2, 2014	August 3, 2013
	(In thousands)
Income tax expense	$91,035	$81,926	$66,262
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	(2,746)	(2,601)	(1,952)
Other comprehensive income	(293)	—	—
	$87,996	$79,325	$64,310
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at August 1, 2015 and August 2, 2014 are presented below:

	2015	2014
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$9,034	$7,532
Compensation and benefits related	23,651	24,129
Accounts receivable, principally due to allowances for uncollectible accounts	3,279	3,000
Accrued expenses	9,077	10,438
Net operating loss carryforwards	1,177	1,295
Other deferred tax assets	313	21
Total gross deferred tax assets	46,531	46,415
Less valuation allowance	—	—
Net deferred tax assets	$46,531	$46,415
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$47,872	$36,494
Intangible assets	31,955	28,124
Other	15	274
Total deferred tax liabilities	79,842	64,892
Net deferred tax liabilities	$(33,311)	$(18,477)
Current deferred income tax assets	$32,333	$32,518
Non-current deferred income tax liabilities	(65,644)	(50,995)
	$(33,311)	$(18,477)
In assessing the need to establish a valuation reserve for the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. As of August 1, 2015, the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at August 1, 2015 and correspondingly no valuation allowance has been established.
At August 1, 2015, the Company had net operating loss carryforwards of approximately $3.3 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2017 and 2027.
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. UNFI Canada files income tax returns in Canada and certain of its provinces. U.S. federal income tax examination years prior to 2012 have either statutorily or administratively been closed with the Internal Revenue Service, and with limited exception, the fiscal tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2011 to fiscal 2014.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the fiscal year ended August 1, 2015, the Company recognized net tax benefits of approximately $0.5 million in its consolidated statement of income. For the fiscal year ended August 2, 2014, the Company recognized net tax benefits of $0.3 million in its consolidated statement of income related to tax examinations closed during the fiscal year. For the fiscal year ended August 3, 2013, the Company recognized net tax benefits of $4.4 million in its consolidated statement of income related to tax examinations closed during the fiscal year.
The undistributed earnings of the Company's non-U.S. subsidiaries approximated $16.1 million at August 1, 2015. We consider the undistributed earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

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
Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended August 1, 2015
Net sales	$8,099,818	$225,520	$(140,360)		$8,184,978
Operating income (loss)	259,214	(16,295)	(962)		241,957
Interest expense				$14,498	14,498
Interest income				(356)	(356)
Other, net				(1,954)	(1,954)
Income before income taxes					229,769
Depreciation and amortization	64,452	(652)			63,800
Capital expenditures	125,217	3,917			129,134
Goodwill	248,909	17,731			266,640
Total assets	2,378,686	189,149	(17,645)		2,550,190
Fiscal year ended August 2, 2014
Net sales	$6,709,119	$206,618	$(121,290)		$6,794,447
Operating income (loss)	236,062	(24,542)	(732)		210,788
Interest expense				$7,753	7,753
Interest income				(508)	(508)
Other, net				(3,865)	(3,865)
Income before income taxes					207,408
Depreciation and amortization	46,516	2,242			48,758
Capital expenditures	145,875	1,428			147,303
Goodwill	256,817	17,731			274,548
Total assets	2,146,114	156,053	(13,276)		2,288,891
Fiscal year ended August 3, 2013
Net sales	$5,997,235	$186,505	$(119,385)		$6,064,355
Operating income (loss)	225,895	(38,836)	(1,565)		185,494
Interest expense				$5,897	5,897
Interest income				(632)	(632)
Other, net				6,113	6,113
Income before income taxes					174,116
Depreciation and amortization	40,148	2,250			42,398
Capital expenditures	64,969	1,585			66,554
Goodwill	184,143	17,731			201,874
Total assets	1,596,131	145,770	(11,993)		1,729,908

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain key interim financial information for the fiscal years ended August 1, 2015 and August 2, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2015
Net sales	$1,992,476	$2,016,546	$2,114,643	$2,061,313	$8,184,978
Gross profit	318,996	299,199	325,914	316,406	1,260,515
Income before income taxes	54,615	46,023	69,571	59,560	229,769
Net income	33,042	27,844	41,750	36,098	138,734
Per common share income
Basic:	$0.66	$0.56	$0.83	$0.72	$2.77
Diluted:	$0.66	$0.55	$0.83	$0.72	$2.76
Weighted average basic
Shares outstanding	49,889	50,025	50,079	50,091	50,021
Weighted average diluted
Shares outstanding	50,113	50,277	50,348	50,330	50,267
Market Price
High	$69.51	$80.77	$83.91	$69.26	$83.91
Low	$58.48	$67.71	$66.34	$45.26	$45.26

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2014
Net sales	$1,602,011	$1,646,041	$1,781,729	$1,764,666	$6,794,447
Gross profit	271,176	268,167	298,129	290,173	1,127,645
Income before income taxes	46,273	46,586	60,653	53,896	207,408
Net income	27,764	27,951	36,392	33,375	125,482
Per common share income
Basic:	$0.56	$0.56	$0.73	$0.67	$2.53	*
Diluted:	$0.56	$0.56	$0.73	$0.67	$2.52
Weighted average basic
Shares outstanding	49,439	49,615	49,635	49,675	49,602
Weighted average diluted
Shares outstanding	49,735	49,873	49,931	49,972	49,888
Market Price
High	$75.85	$76.85	$79.64	$69.85	$79.64
Low	$58.29	$66.74	$64.12	$58.04	$58.04
* Total reflects rounding

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
Remediation
The Company believes it has fully remediated the underlying causes of the material weakness in its internal control over financial reporting noted above. Following the identification of the foregoing material weakness in the first half of fiscal 2015, management implemented a remediation plan. Management believes that the implementation of this plan and the performance of the components of the plan remediated the material weakness described above.
The following steps of the remediation plan were completed as of August 1, 2015:

•	implementation of management’s review and analysis of the calculation including the cross-functional confirmation of the accuracy and completeness of the underlying data and assumptions; and

•	implementation of the review and analysis on a quarterly basis.
Because the Company was able to demonstrate that the new controls implemented as part of the remediation plan were operating effectively, management concluded that the material weakness described above does not exist as of August 1, 2015. The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that the remediation efforts performed represent significant improvements in our control environment.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 1, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of August 1, 2015, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of August 1, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended August 1, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, subsequent to the issuance of our consolidated financial statements as of and for the fiscal year ended August 2, 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal controls over financial reporting. The Company concluded that these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness in our internal control over financial reporting as of August 2, 2014. This material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the fiscal years ended July 28, 2012, August 3, 2013 and August 2, 2014. As discussed above, the Company completed actions to remediate the material weakness related to our internal controls over the calculations of the contractual obligations owing to a customer pursuant to the Company’s distribution agreement with the customer, including implementing new controls around the preparation and review of the calculation of amounts due to the customer. As a result of the completion of this remediation plan, and as more fully described above, the material weakness in internal control over financial reporting has been fully addressed and our management has concluded that as of August 1, 2015, the Company’s internal control over financial reporting was effective based on the criteria used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 16, 2015 (the "2015 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2015 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained, in part, in the 2015 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.
The following table provides certain information with respect to equity awards under our equity compensation plans as of August 1, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,065,748	(1)	$46.97	(1)	761,493	(2)
Plans not approved by stockholders	80,978	(3)	—	(3)	—
Total	1,146,726		$46.97		761,493

(1)
Includes 218,781 restricted stock units under the 2012 Plan, 38,101 performance-based restricted stock units under the 2012 Plan and 134,959 stock options under the 2012 Plan, 364,350 restricted stock units under the 2004 Plan, 95,775 stock options under the 2004 Plan, 207,782 stock options under the 2002 Plan and 6,000 stock options under the 1996 Plan. Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
All shares were available for issuance under the 2012 Plan. The 2012 Plan authorizes grants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units or a combination thereof but includes limits on the number of awards that may be issued in the form of restricted shares or units. The number of shares remaining available for future issuances assumes that, with respect to outstanding performance-based restricted stock units, the vesting criteria will be achieved at the target level.

(3)
Consists of phantom stock units outstanding under the United Natural Foods Inc. Deferred Compensation Plan. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a future date as outlined in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2015 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2015 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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

UNITED NATURAL FOODS, INC.
/s/ MARK E. SHAMBER
Mark E. Shamber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: September 30, 2015
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2015
Steven L. Spinner
/s/ MICHAEL S. FUNK	Chair of the Board	September 30, 2015
Michael S. Funk
/s/ MARK E. SHAMBER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 30, 2015
Mark E. Shamber
/s/ ANN TORRE BATES	Director	September 30, 2015
Ann Torre Bates
/s/ DENISE M. CLARK	Director	September 30, 2015
Denise M. Clark
/s/ GAIL A. GRAHAM	Director	September 30, 2015
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	September 30, 2015
James P. Heffernan
/s/ PETER ROY	Director	September 30, 2015
Peter Roy
/s/ RICHARD J. SCHNIEDERS	Director	September 30, 2015
Richard J. Schnieders

EXHIBIT INDEX

Exhibit No.	Description
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

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 2015 (File No. 1-15723)).

3.2
Amended and Restated Bylaws of the Registrant (restated for SEC filing purposes only) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 2015 (File No. 1-15723)).

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
10.12**
Form of Restricted Stock Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462)).

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

10.23**	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 18, 2012 (File No. 1-15723)) (the “2012 Equity Plan”).
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

10.30**	Fiscal 2014 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
10.31**	Fiscal 2015 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 2, 2014 (File No. 1-15723)).
10.32 * **	Fiscal 2016 Senior Management Cash Incentive Plan.
10.33**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).
10.34**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).
10.35**
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

10.37**
Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, effective as of September 16, 2008 (included within Exhibit 10.36, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-15723)).

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

10.42**
Form of Change in Control Agreement between the Registrant and each of Eric Dorne, Thomas Dziki, Sean Griffin, Craig Smith, Christopher Testa and Donald McIntyre (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.43**
Severance Agreement between the Registrant and each of Eric Dorne, Michael Funk, Thomas Dziki, Sean Griffin, Craig Smith, Christopher Testa, Donald McIntyre, Mark Shamber and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008 (File No. 1-15723)).

10.44
Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (File No. 1-15723)).

Exhibit No.	Description
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

10.48
Third Amendment to the Agreement for Distribution of Products between Whole Foods Market Distribution, Inc. and the Registrant, effective February 20, 2014 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 (File No. 1-15723)).

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

10.52 **
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 2, 2014 (File No. 1-15723)).

10.53* **	Form of Two-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan.
10.54* **	Form of One-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan.
10.55
Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.56
Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.57
Second Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated May 10, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.58
Third Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated August 7, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.59
Fourth Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated October 20, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

Exhibit No.	Description
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.