Form 10-Q
period 2015-10-31
UNITED NATURAL FOODS INC
filed 2015-12-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 2, 2015 there were 50,320,813 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	October 31, 2015	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,293	$17,380
Accounts receivable, net of allowance of $10,181 and $7,489, respectively	491,221	474,494
Inventories	1,082,979	982,559
Prepaid expenses and other current assets	40,779	46,976
Deferred income taxes	32,333	32,333
Total current assets	1,659,605	1,553,742
Property & equipment, net	566,522	572,452
Goodwill	266,660	266,640
Intangible assets, net of accumulated amortization of $27,578 and $25,717, respectively	123,990	125,830
Other assets	33,408	31,526
Total assets	$2,650,185	$2,550,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495,648	$390,134
Accrued expenses and other current liabilities	140,027	129,113
Current portion of long-term debt	11,632	11,613
Total current liabilities	647,307	530,860
Notes payable	316,060	362,993
Long-term debt, excluding current portion	171,871	174,780
Deferred income taxes	64,983	65,644
Other long-term liabilities	29,497	30,380
Total liabilities	1,229,718	1,164,657
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,315 issued and outstanding shares at October 31, 2015; 50,096 issued and outstanding shares at August 1, 2015	503	501
Additional paid-in capital	426,314	420,584
Accumulated other comprehensive loss	(20,372)	(19,443)
Retained earnings	1,014,022	983,891
Total stockholders’ equity	1,420,467	1,385,533
Total liabilities and stockholders’ equity	$2,650,185	$2,550,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended
	October 31, 2015	November 1, 2014
Net sales	$2,076,649	$1,992,476
Cost of sales	1,762,712	1,673,480
Gross profit	313,937	318,996
Operating expenses	257,224	260,048
Restructuring and asset impairment expenses	2,809	555
Total operating expenses	260,033	260,603
Operating income	53,904	58,393
Other expense (income):
Interest expense	3,748	3,255
Interest income	(152)	(93)
Other, net	173	616
Total other expense, net	3,769	3,778
Income before income taxes	50,135	54,615
Provision for income taxes	20,004	21,573
Net income	$30,131	$33,042
Basic per share data:
Net income	$0.60	$0.66
Weighted average basic shares of common stock outstanding	50,194	49,889
Diluted per share data:
Net income	$0.60	$0.66
Weighted average diluted shares of common stock outstanding	50,313	50,113

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended
	October 31, 2015	November 1, 2014
Net income	$30,131	$33,042
Other comprehensive income (loss), net of tax:
Change in fair value of swap agreements	(990)	—
Foreign currency translation adjustments	61	(2,562)
Total other comprehensive income (loss), net of tax	(929)	(2,562)
Total comprehensive income	$29,202	$30,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at August 1, 2015	50,096	$501	$420,584	$(19,443)	$983,891	$1,385,533
Stock option exercises and restricted stock vestings, net of tax	219	2	(657)			(655)
Share-based compensation			5,973			5,973
Tax benefit associated with stock plans			414			414
Fair value of swap agreements, net of tax				(990)		(990)
Foreign currency translation				61		61
Net income					30,131	30,131
Balances at October 31, 2015	50,315	$503	$426,314	$(20,372)	$1,014,022	1,420,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
(In thousands)	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,131	$33,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,704	14,158
Share-based compensation	5,973	5,962
Loss on disposals of property and equipment	194	32
Excess tax benefits from share-based payment arrangements	(414)	(1,659)
Restructuring and asset impairment	—	555
Deferred income taxes	—	(6,052)
Provision for doubtful accounts	3,207	1,196
Non-cash interest (income) expense	(102)	134
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(19,866)	(42,079)
Inventories	(100,387)	(150,761)
Prepaid expenses and other assets	4,455	4,586
Accounts payable	58,395	50,878
Accrued expenses and other liabilities	7,202	(8,735)
Net cash provided by (used in) operating activities	5,492	(98,743)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,588)	(27,372)
Purchases of acquired businesses, net of cash acquired	(17)	(7,734)
Long-term investment	—	(3,000)
Net cash used in investing activities	(7,605)	(38,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	150,000
Repayments of long-term debt	(2,890)	(2,902)
Proceeds from borrowings under revolving credit line	122,650	127,962
Repayments of borrowings under revolving credit line	(169,591)	(176,614)
Increase in bank overdraft	47,084	40,674
Proceeds from exercise of stock options	921	523
Payment of employee restricted stock tax withholdings	(1,576)	(2,089)
Excess tax benefits from share-based payment arrangements	414	1,659
Capitalized debt issuance costs	—	(954)
Net cash (used in) provided by financing activities	(2,988)	138,259
EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	38
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,087)	1,448
Cash and cash equivalents at beginning of period	17,380	16,116
Cash and cash equivalents at end of period	$12,293	$17,564
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,354	$3,190
Cash paid for federal and state income taxes, net of refunds	$1,768	$11,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $114.5 million and $112.0 million for the three months ended October 31, 2015 and November 1, 2014, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption at the beginning of an interim or annual period is permitted. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the first quarter of fiscal 2016, the result would have been the reclassification of $4.0 million and $4.2 million as of October 31, 2015 and August 1, 2015, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets.

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

3.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2016 cost-saving measures

During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, terminated on September 20, 2015 rather than upon the original contract end date of July 31, 2016. In the first quarter of fiscal 2016, the Company implemented company-wide cost-saving measures in response to this lost business.

The various cost-saving measures implemented in the first quarter of fiscal 2016 resulted in restructuring costs of $2.8 million that were recorded during the three months ended October 31, 2015. These initiatives resulted in a reduction of employees, the majority of which were terminated by October 31, 2015, across the Company. The total work-force reduction charge of $2.3 million during the three months ended October 31, 2015 was primarily related to severance and fringe benefits. The Company also delayed filling vacant positions during the first quarter of fiscal 2016. In connection with these initiatives, we expect to incur additional costs of $1.2 million to $2.2 million related to severance and fringe benefits in the remainder of fiscal 2016. In addition to workforce reduction charges, the Company also recorded $0.5 million for an early lease termination charge and operational transfer costs associated with these initiatives in the first quarter of fiscal 2016.

The following is a summary of the restructuring costs the Company recorded in the first quarter of fiscal 2016, as well as the remaining liability as of October 31, 2015 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of October 31, 2015
Severance	$2,285	$(732)	$1,553
Early lease termination	225	—	225
Operational transfer costs	299	(299)	—
Total	$2,809	$(1,031)	$1,778

The Company anticipates that the remaining liability related to the workforce reduction will be substantially paid by the end of fiscal 2016. The early lease termination charge was paid in the second quarter of fiscal 2016, prior to the filing of this Quarterly Report.

Canadian facility closure

During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized balance of an intangible asset.

4.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended
	October 31, 2015	November 1, 2014
Basic weighted average shares outstanding	50,194	49,889
Net effect of dilutive stock awards based upon the treasury stock method	119	224
Diluted weighted average shares outstanding	50,313	50,113

For the three months ended October 31, 2015 and November 1, 2014, there were 50,453 and 14,047 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at October 31, 2015 and is reflected at fair value in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the three months ended October 31, 2015. The Company also monitors the risk of counterparty default on an ongoing basis.

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. As of the first quarter of fiscal 2016, the Company had entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2016. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the three months ended November 1, 2014, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2015 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of October 31, 2015 and August 1, 2015:

	Fair Value at October 31, 2015			Fair Value at August 1, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(2,378)	—	—	$(726)	—

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

	October 31, 2015		August 1, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$183,503	$189,057	$186,393	$192,679

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended October 31, 2015:
Net sales	$2,059,622	$57,807	$(40,780)	$—	$2,076,649
Restructuring and asset impairment expenses	2,809	—	—	—	2,809
Operating income (loss)	62,065	(6,672)	(1,489)	—	53,904
Interest expense	—	—	—	3,748	3,748
Interest income	—	—	—	(152)	(152)
Other, net	—	—	—	173	173
Income before income taxes					50,135
Depreciation and amortization	16,083	621	—	—	16,704
Capital expenditures	7,122	466	—	—	7,588
Goodwill	248,929	17,731	—	—	266,660
Total assets	2,485,086	189,442	(24,343)	—	2,650,185

Three months ended November 1, 2014:
Net sales	$1,970,719	$59,570	$(37,813)	$—	$1,992,476
Restructuring and asset impairment expenses	555	—	—	—	$555
Operating income (loss)	66,709	(7,599)	(717)	—	58,393
Interest expense	—	—	—	3,255	3,255
Interest income	—	—	—	(93)	(93)
Other, net	—	—	—	616	616
Income before income taxes					54,615
Depreciation and amortization	12,409	1,749	—	—	14,158
Capital expenditures	26,937	435	—	—	27,372
Goodwill	256,185	17,731	—	—	273,916
Total assets	2,351,321	176,624	(17,879)	—	2,510,066

7.                                      LONG-TERM DEBT

On August 14, 2014, the Company entered into a real-estate backed Term Loan Agreement (the “Term Loan Agreement”) by and among the Company, its wholly-owned subsidiary Albert’s Organics, Inc. (“Albert's,” and together with the Company, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Lenders”), Bank of America, N.A. as administrative agent for the Lenders (the “Administrative Agent”) and the other parties thereto. The total initial borrowings under the Term Loan Agreement were $150.0 million. Borrowings under the Term Loan Agreement are guaranteed by most of the Company's wholly-owned subsidiaries who are not also Borrowers. The Borrowers are required to make $2.5 million principal payments quarterly, which began on November 1, 2014. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement, as amended. Under the Term Loan Agreement, the Borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.

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

As of October 31, 2015, the Company had borrowings of $137.5 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to FASB ASC 840, Leases, and the estimated fair value of the building was initially recorded on the Condensed Consolidated Balance Sheet at lease inception, with the capital lease obligation included in "Long-term debt." A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%. The capital lease obligation as of October 31, 2015 was $13.7 million. The Company recorded $0.4 million of interest expense related to this lease during the three months ended October 31, 2015. The Company did not have this capital lease obligation during the three months ended November 1, 2014.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the balance sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of October 31, 2015 was $32.3 million. The Company recorded $0.6 million of interest expense related to this lease during each of the three months ended October 31, 2015 and November 1, 2014, respectively.

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

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•	our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across our Company;
•the addition or loss of significant customers;
•volatility in fuel costs;

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
•decreased favorable buying opportunities;
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2015 and any cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-one distribution centers, representing approximately 7.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 85,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 40,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. ("Whole Foods Market"); conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.

Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert’s, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; our high quality service and broader product selection, including specialty products, than many of our competitors; and the acquisition of, or merger with, natural, organic and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base and enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington and Prescott, Wisconsin facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York and Auburn, California facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels.

Inflation continues to impact our financial results. For the three months ended October 31, 2015, inflation in food prices was approximately 2.4% when compared to price levels in the three months ended November 1, 2014. Based on the recent trend, we believe that levels are stabilizing near 2% to 3%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the current trend of moderate inflation will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than seventeen years. We have, and continue to serve as, the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 34% and 33% of our net sales for the three months ended October 31, 2015 and November 1, 2014, respectively.

In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc., for consideration of approximately $202.7 million. With the completion of the transaction, Tony's is now a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family,

Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s has provided us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At October 31, 2015 our distribution capacity totaled approximately 7.7 million square feet. We have progressed in our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, and Prescott, Wisconsin, from which we began operations in June 2014, September 2014 and April 2015, respectively, and we are currently constructing a new distribution center in Gilroy, California, from which we expect to begin operations in the third quarter of fiscal 2016.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits (including payments under our Employee Stock Ownership Plan), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income, foreign exchange gains or losses, and other miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended August 1, 2015, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities, (iii) valuing assets and liabilities acquired in business combinations, and (iv) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended
	October 31, 2015		November 1, 2014
Net sales	100.0%		100.0%
Cost of sales	84.9%		84.0%
Gross profit	15.1%		16.0%
Operating expenses	12.4%		13.1%
Restructuring and asset impairment expenses	0.1%		—%
Total operating expenses	12.5%		13.1%
Operating income	2.6%		2.9%
Other expense (income):
Interest expense	0.2%		0.2%
Interest income	—%		—%
Other, net	—%		—%
Total other expense, net	0.2%		0.2%
Income before income taxes	2.4%		2.7%
Provision for income taxes	1.0%		1.1%
Net income	1.5%	*	1.7%	*
* Total reflects rounding

Three Months Ended October 31, 2015 Compared To Three Months Ended November 1, 2014

Net Sales

Our net sales for the three months ended October 31, 2015 increased approximately 4.2%, or $84.2 million, to $2.1 billion from $2.0 billion for the three months ended November 1, 2014. The year-over-year quarterly increase in net sales was attributable to organic growth (sales growth excluding the impact of acquisitions) in our wholesale division from all of our channels other than our conventional supermarket channel, offset in part by lower sales in our conventional supermarket channel as a result of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016. Our organic growth is due to the continued growth of the natural and organic products industry in general, value added services and the broader selection of products that we offer, including specialty foods. Net sales for the quarter ended October 31, 2015 also benefited from food price inflation of approximately 2.4% compared to price levels in the first quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended October 31, 2015 and November 1, 2014 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	October 31, 2015	% of Net Sales		November 1, 2014	% of Net Sales
Independently owned natural products retailers	$675	33%	*	$653	33%
Supernatural chains	713	34%		665	33%
Conventional supermarkets	518	25%		536	27%
Other	171	8%		138	7%
Total	$2,077	100%		$1,992	100%
* Total reflects rounding

Net sales to our independent retailer channel increased by approximately $22 million, or 3%, during the three months ended October 31, 2015 compared to the three months ended November 1, 2014, and accounted for 33% of our total net sales in each of the three month periods ended October 31, 2015 and November 1, 2014. The increase in net sales in this channel is primarily attributable to growth in our wholesale division.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended October 31, 2015 increased by approximately $48 million, or 7%, as compared to the three months ended November 1, 2014, and accounted for approximately 34% and 33% of our total net sales for the three months ended October 31, 2015 and November 1, 2014, respectively. The increase in net sales to Whole Foods Market is primarily due to increases in same-store sales as well as new store openings.

Net sales to conventional supermarkets for the three months ended October 31, 2015 decreased by approximately $18 million, or 3%, from the three months ended November 1, 2014, and represented approximately 25% and 27% of our total net sales in the three months ended October 31, 2015 and November 1, 2014, respectively. The decrease in net sales to conventional supermarkets is due to the termination of our distribution relationship with a large conventional supermarket customer in September 2015.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $33 million, or 24%, for the three months ended October 31, 2015 compared to the three months ended November 1, 2014, and accounted for approximately 8% and 7% of our total net sales for the three months ended October 31, 2015 and November 1, 2014, respectively. The increase in other net sales is attributable to net sales from our Tony's business and expanded sales to our existing foodservice partners and our e-commerce business.

As we continue to pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2016 to grow over net sales for the comparable period of fiscal 2015 although our expectation is that our net sales growth for fiscal 2016 will be lower on a percentage basis than our net sales growth in fiscal 2015 in each case when compared to the prior year. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We also expect that our ability to add products that Tony's has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit decreased approximately 1.6%, or $5.1 million, to $313.9 million for the three months ended October 31, 2015, from $319.0 million for the three months ended November 1, 2014. Our gross profit as a percentage of net sales was 15.1% for the three months ended October 31, 2015 compared to 16.0% for the three months ended November 1, 2014. The decline in gross profit as a percentage of net sales between the first quarter of fiscal 2016 and the comparable period in fiscal 2015 was primarily due to the unfavorable impact of foreign exchange for the Company's Canadian business, a reduction in fuel surcharges, moderated supplier promotional activity, and a shift in the mix of sales towards lower margin sales channels.

Our gross profits are generally higher on net sales to independently owned retailers and foodservice customers and lower on net sales in the supernatural and conventional supermarket channels. For the three months ended October 31, 2015, approximately 56%, or $48 million, of our $84 million total net sales growth was from increased net sales in the supernatural channel.

We anticipate net sales growth in the supernatural and conventional supermarket channels, excluding the impact of the termination of a customer distribution contract, will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform.

Operating Expenses

Our total operating expenses decreased approximately 0.2%, or $0.6 million, to $260.0 million for the three months ended October 31, 2015, from $260.6 million for the three months ended November 1, 2014. Total operating expenses for the first quarter of fiscal 2016 included approximately $2.8 million of severance and other transition costs due to our restructuring plan disclosed in the fourth quarter of fiscal 2015 as a result of the termination of our distribution agreement with a customer and $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016. The decline in fuel costs in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 also contributed to the decrease in operating expenses. Total operating expenses for the first quarter of fiscal 2015 included non-recurring costs of approximately $1.0 million related to the start-up of the Company's Hudson Valley, New York facility, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, and approximately $0.3 million in costs related to the Company's acquisition of Tony's. Total operating expenses also included share-based compensation expense of $6.0 million, in each of the three months ended October 31, 2015 and November 1, 2014.

As a percentage of net sales, total operating expenses decreased to approximately 12.5% for the three months ended October 31, 2015, from approximately 13.1% for the three months ended November 1, 2014. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the growth in the supernatural channel which generally has lower operating expenses and higher fixed cost coverage due to higher sales. We expect that we will be able to continue to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our WMS platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Prescott, Wisconsin and Auburn, California facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2018.

Operating Income

Reflecting the factors described above, operating income decreased approximately 7.7%, or $4.5 million, to $53.9 million for the three months ended October 31, 2015, from $58.4 million for the three months ended November 1, 2014. As a percentage of net sales, operating income was 2.6% for the three months ended October 31, 2015 compared to 2.9% for the three months ended November 1, 2014.

Other Expense (Income)

Other expense, net was approximately $3.8 million for each of the three month periods ended October 31, 2015 and November 1, 2014, respectively. Interest expense increased for the three months ended October 31, 2015 to $3.7 million compared to $3.3 million for the three months ended November 1, 2014 primarily due to $0.4 million of interest expense related to the capital lease of our Providence, Rhode Island headquarters as the lease agreement was amended during the second quarter of fiscal 2015. Interest income was $0.2 million and $0.1 million for the three months ended October 31, 2015 and November 1, 2014, respectively.

Provision for Income Taxes

Our effective income tax rate was 39.9% and 39.5% in the three months ended October 31, 2015 and November 1, 2014, respectively. The increase in the effective income tax rate for the first quarter of fiscal 2016 was primarily due to a federal solar tax credit that was claimed by the Company in fiscal 2015 for which the Company did not have eligible expenditures in fiscal 2016. Our effective income tax rate was also negatively impacted by an increase in state taxes resulting from the states in which we operate.

Net Income

Reflecting the factors described in more detail above, net income decreased $2.9 million to $30.1 million, or $0.60 per diluted share, for the three months ended October 31, 2015, compared to $33.0 million, or $0.66 per diluted share, for the three months ended November 1, 2014.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, capital lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and real-estate backed Term Loan Agreement on a gross basis.  We expect to generate $80 million to $100 million in cash flow from operations for the 2016 fiscal year. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investments in working capital and capital expenditure needs, including expansion of our distribution facilities, and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 0.6% to 0.7% of net sales for fiscal 2016 reflecting a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects in fiscal 2016 will be focused on the completion of our Gilroy, California distribution facility and continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.
In May 2014, we entered into an amendment to our amended and restated revolving credit facility (the "Amendment"), which increased the maximum borrowings under the amended and restated revolving credit facility to $600 million and extended the maturity date to May 21, 2019. Up to $550.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, the amended and restated revolving credit facility provides a one-time option to increase the borrowing base by up to an additional $150 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding, and also permits us to enter into a real-estate backed term loan facility which shall not exceed $200.0 million. The borrowings of the U.S. portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, accrue interest, at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.50%, or (ii) the LIBOR for one, two, three or six months or, if approved by all affected lenders, nine months plus an initial margin of 1.50%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 0.50%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus the CDOR rate, and an initial margin of 1.50%. All other borrowings on the Canadian portion of the amended and restated credit facility, prior to and after giving effect to the Amendment, must exclusively accrue interest under the CDOR rate plus the applicable margin. An annual commitment fee in the amount of 0.30% if the average daily balance of amounts actually used (other than swing-line loans) is less than 40% of the aggregate commitments, or 0.25% if such average daily balance is 40% or more of the aggregate commitments.
Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $600.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of October 31, 2015, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, net of $2.6 million of reserves, was $582.7 million. As of October 31, 2015, we had $307.6 million of borrowings outstanding under our amended and restated revolving credit facility and $35.2 million in letter of credit commitments which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $239.8 million as of October 31, 2015.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant during the three months ended October 31, 2015.

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

On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging. During the three months ended October 31, 2015 the impact of our interest rate swap increased interest expense by $0.6 million.

Net cash provided by operations was $5.5 million for the three months ended October 31, 2015, a change of $104.2 million from the $98.7 million used in operations for the three months ended November 1, 2014. The primary reasons for the net cash provided by operations for the three months ended October 31, 2015 were an increase in inventories of $100.4 million and an increase in accounts receivable of $19.9 million due to our sales growth during the first quarter of fiscal 2016, partially offset by an increase in accounts payable of $58.4 million and net income of $30.1 million. The primary reasons for the net cash used in operations for the three months ended November 1, 2014 were an increase in inventories of $150.8 million and an increase in accounts receivable of $42.1 million due to our sales growth during the first quarter of fiscal 2016, partially offset by an increase in accounts payable of $50.9 million and net income of $33.0 million. Days in inventory increased to 53 days at October 31, 2015, compared to 50 days at August 1, 2015, reflecting increased buying ahead of the holiday season. Days sales outstanding decreased slightly to 21 days at October 31, 2015 compared to 22 days at August 1, 2015. Working capital decreased by $10.6 million, or 1.0%, from $1.02 billion at August 1, 2015 to $1.01 billion at October 31, 2015.

Net cash used in investing activities decreased $30.5 million to $7.6 million for the three months ended October 31, 2015, compared to $38.1 million for the three months ended November 1, 2014. The decrease from the three months ended November 1, 2014 was primarily due to a reduction in cash paid for acquisitions compared to fiscal 2015 coupled with a $19.8 million reduction in capital spending.

Net cash used in financing activities was $3.0 million for the three months ended October 31, 2015. We present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan on a gross basis. The net cash used in financing activities was primarily due to gross borrowings under our revolving credit line of $122.7 million as well as increases in bank overdrafts of $47.1 million, offset by repayments of our revolving credit line and long-term debt of $169.6 million and $2.9 million, respectively. Net cash provided by financing activities was $138.3 million for the three months ended November 1, 2014, primarily due to gross borrowings under our revolving credit line and long-term debt of $128.0 million and $150.0 million, respectively, and increases in bank overdrafts of $40.7 million, offset by repayments of our revolving credit line and long-term debt of $176.6 million and $2.9 million, respectively.

From time-to-time, we enter into fixed price fuel supply agreements. As of October 31, 2015, we had entered into agreements which require us to purchase a total of approximately 3.6 million gallons of diesel fuel at prices ranging from $2.59 to $3.18 per gallon through December 2016. As of November 1, 2014, we had entered into agreements which required us to purchase a total of approximately 7.4 million gallons of diesel fuel at prices ranging from $3.20 to $3.92 per gallon through December 2015. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended October 31, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As discussed in more detail in Note 5 of the condensed consolidated financial statements, we have entered into an interest rate swap agreement to fix our effective interest rate for a portion of the borrowings under our term loan. In addition, from time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2015.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation that arises in the ordinary course of our business.  In the opinion of management, the outcome of pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of United Natural Foods, Inc., effective October 23, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2015).
10.1* **	Offer Letter, dated August 7, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Company.
10.2* **
Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Company.

10.3* **
Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Company.

10.4*+	Agreement for Distribution of Products, effective September 28, 2015, between Whole Foods Market Distribution, Inc., and the Company.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________________________
*                                         Filed herewith.
**    Denotes a management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

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

UNITED NATURAL FOODS, INC.

/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  December 10, 2015