Form 10-Q
period 2016-01-30
UNITED NATURAL FOODS INC
filed 2016-03-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2016

OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes x  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer x	Accelerated filer _

Non-accelerated filer _	Smaller reporting company _
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No x

As of February 29, 2016 there were 50,332,050 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	January 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,482	$17,380
Accounts receivable, net of allowance of $11,193 and $7,489, respectively	455,831	474,494
Inventories	941,509	982,559
Prepaid expenses and other current assets	61,340	46,976
Deferred income taxes	32,333	32,333
Total current assets	1,503,495	1,553,742
Property & equipment, net	562,631	572,452
Goodwill	265,230	266,640
Intangible assets, net of accumulated amortization of $29,117 and $25,717, respectively	122,087	125,830
Other assets	33,575	31,526
Total assets	$2,487,018	$2,550,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,768	$390,134
Accrued expenses and other current liabilities	139,656	129,113
Current portion of long-term debt	11,711	11,613
Total current liabilities	508,135	530,860
Notes payable	275,766	362,993
Long-term debt, excluding current portion	168,894	174,780
Deferred income taxes	64,273	65,644
Other long-term liabilities	28,494	30,380
Total liabilities	1,045,562	1,164,657
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,331 issued and outstanding shares at January 30, 2016; 50,096 issued and outstanding shares at August 1, 2015	503	501
Additional paid-in capital	430,074	420,584
Accumulated other comprehensive loss	(25,826)	(19,443)
Retained earnings	1,036,705	983,891
Total stockholders’ equity	1,441,456	1,385,533
Total liabilities and stockholders’ equity	$2,487,018	$2,550,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Six months ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net sales	$2,047,712	$2,016,546	$4,124,361	$4,009,022
Cost of sales	1,750,194	1,717,347	3,512,906	3,390,827
Gross profit	297,518	299,199	611,455	618,195
Operating expenses	253,830	249,448	511,054	509,496
Restructuring and asset impairment expenses	1,985	248	4,794	803
Total operating expenses	255,815	249,696	515,848	510,299
Operating income	41,703	49,503	95,607	107,896
Other expense (income):
Interest expense	3,602	3,554	7,350	6,809
Interest income	(398)	(69)	(550)	(162)
Other, net	757	(5)	930	611
Total other expense, net	3,961	3,480	7,730	7,258
Income before income taxes	37,742	46,023	87,877	100,638
Provision for income taxes	15,059	18,179	35,063	39,752
Net income	$22,683	$27,844	$52,814	$60,886
Basic per share data:
Net income	$0.45	$0.56	$1.05	$1.22
Weighted average basic shares of common stock outstanding	50,326	50,025	50,260	49,957
Diluted per share data:
Net income	$0.45	$0.55	$1.05	$1.21
Weighted average diluted shares of common stock outstanding	50,388	50,277	50,351	50,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended		Six months ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Net income	$22,683	$27,844	$52,814	$60,886
Other comprehensive loss, net of tax:
Change in fair value of swap agreements	(949)	—	(1,939)	—
Foreign currency translation adjustments	(4,505)	(9,330)	(4,444)	(11,892)
Total other comprehensive loss, net of tax	(5,454)	(9,330)	(6,383)	(11,892)
Total comprehensive income	$17,229	$18,514	$46,431	$48,994

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at August 1, 2015	50,096	$501	$420,584	$(19,443)	$983,891	$1,385,533
Stock option exercises and restricted stock vestings, net of tax	235	2	(433)			(431)
Share-based compensation			9,424			9,424
Other			67			67
Tax benefit associated with stock plans			432			432
Fair value of swap agreements, net of tax				(1,939)		(1,939)
Foreign currency translation				(4,444)		(4,444)
Net income					52,814	52,814
Balances at January 30, 2016	50,331	$503	$430,074	$(25,826)	$1,036,705	1,441,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
(In thousands)	January 30, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,814	$60,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,847	29,657
Share-based compensation	9,424	9,554
Loss (gain) on disposals of property and equipment	415	(779)
Excess tax benefits from share-based payment arrangements	(432)	(2,661)
Restructuring and asset impairment	480	803
Deferred income taxes	—	(6,052)
Provision for doubtful accounts	4,832	2,302
Non-cash interest (income) expense	(102)	129
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	12,577	(50,753)
Inventories	39,130	(92,525)
Prepaid expenses and other assets	(16,729)	(22,217)
Accounts payable	(16,589)	20,146
Accrued expenses and other liabilities	5,944	(1,389)
Net cash provided by (used in) operating activities	124,611	(52,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,472)	(56,163)
Purchases of acquired businesses, net of cash acquired	(31)	(7,987)
Proceeds from disposals of property and equipment	57	840
Long-term investment	—	(3,000)
Net cash used in investing activities	(20,446)	(66,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	150,000
Repayments of long-term debt	(5,788)	(5,539)
Proceeds from borrowings under revolving credit line	214,549	438,293
Repayments of borrowings under revolving credit line	(301,243)	(488,156)
(Decrease) increase in bank overdraft	(16,480)	33,666
Proceeds from exercise of stock options	1,172	3,202
Payment of employee restricted stock tax withholdings	(1,603)	(2,163)
Excess tax benefits from share-based payment arrangements	432	2,661
Capitalized debt issuance costs	—	(900)
Net cash (used in) provided by financing activities	(108,961)	131,064
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(102)	(497)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,898)	11,358
Cash and cash equivalents at beginning of period	17,380	16,116
Cash and cash equivalents at end of period	$12,482	$27,474
Supplemental disclosures of cash flow information:
Non-cash financing activity	$—	$12,383
Non-cash investing activity	$—	$12,383
Cash paid for interest	$7,891	$6,868
Cash paid for federal and state income taxes, net of refunds	$46,896	$57,471
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 30, 2016 (unaudited)

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

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation of manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits (including payments under the Company’s Employee Stock Ownership Plan prior to the termination of the plan in the quarter ended January 31, 2016), warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $112.8 million and $112.7 million for the three months ended January 30, 2016 and January 31, 2015, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $227.4 million and $224.7 million for the six months ended January 30, 2016 and January 31, 2015, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-2, Leases (Topic 842), which will require companies as the lessee to recognize lease assets and liabilities for leases formerly classified as operating leases. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities with the fair value option is elected. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption at the beginning of an interim or annual period is permitted. The adoption of this standard is not expected to impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the second quarter of fiscal 2016, the result would have been the reclassification of $3.7 million and $4.2 million as of January 30, 2016 and August 1, 2015, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets.

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

3.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2016 Cost-Saving Measures

During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, terminated on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During the first six months of fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business.

The various cost-saving measures implemented in the first half of fiscal 2016 resulted in total restructuring costs of $1.6 million and $4.4 million, recorded during the three and six months ended January 30, 2016, respectively. These initiatives resulted in a reduction of employees, the majority of which were terminated during the first quarter of fiscal 2016, across the Company. The total work-force reduction charge of $1.2 million and $3.4 million during the three and six months ended January 30, 2016, respectively, was primarily related to severance and fringe benefits. The Company also delayed filling vacant positions during the first half of fiscal 2016. Any additional costs related to severance and fringe benefits in the remainder of fiscal 2016 related to these cost-saving measures are expected to be immaterial. In addition to workforce reduction charges, the Company recorded $0.4 million and $0.9 million during the three and six months ended January 30, 2016, respectively, for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.

The following is a summary of the restructuring costs the Company recorded in the first six months of fiscal 2016, as well as the remaining liability as of January 30, 2016 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of January 30, 2016
Severance	$3,443	$(1,641)	$1,802
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Total	$4,381	$(2,579)	$1,802

The Company anticipates that the remaining liability related to the workforce reduction will be substantially paid by the end of fiscal 2016.

Canadian Facility Closure

During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized restructuring and impairment charges of $0.2 million and $0.8 million during the three and six months ended January 31, 2015, respectively. During the second quarter of fiscal 2016, the Company recognized additional impairment of $0.4 million related to the long lived assets at the facility.

4.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Six months ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Basic weighted average shares outstanding	50,326	50,025	50,260	49,957
Net effect of dilutive stock awards based upon the treasury stock method	62	252	91	238
Diluted weighted average shares outstanding	50,388	50,277	50,351	50,195

There were 171,296 and 1,456 anti-dilutive share-based awards outstanding for the three months ended January 30, 2016 and January 31, 2015, respectively. For the six months ended January 30, 2016 and January 31, 2015, there were 100,957 and 8,336 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

5.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% on an initial amortizing principal amount of $140.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional amount. The interest rate swap has been entered into as a hedge against LIBOR movements on the current variable rate related to the Company’s real-estate backed Term Loan Agreement entered into on August 14, 2014, explained in more detail in Note 7 "Long-Term Debt," to protect against rising interest rates. We expect that the interest rate swap will effectively fix the Company’s interest rate payments on the $140.0 million of debt for the term of the swap. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”).

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at January 30, 2016 and is reflected at fair value in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the three and six months ended January 30, 2016. The Company also monitors the risk of counterparty default with respect to its interest rate swap agreement on an ongoing basis.

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. As of the second quarter of fiscal 2016, the Company had entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2016. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the six months ended January 31, 2015, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2015 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of January 30, 2016 and August 1, 2015:

	Fair Value at January 30, 2016			Fair Value at August 1, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(3,963)	—	—	$(726)	—

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

	January 30, 2016		August 1, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$180,605	$185,536	$186,393	$192,679

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended January 30, 2016:
Net sales	$2,029,351	$53,685	$(35,324)	$—	$2,047,712
Restructuring and asset impairment expenses	1,492	493	—	—	1,985
Operating income (loss)	47,802	(6,702)	603	—	41,703
Interest expense	—	—	—	3,602	3,602
Interest income	—	—	—	(398)	(398)
Other, net	—	—	—	757	757
Income before income taxes					37,742
Depreciation and amortization	15,472	671	—	—	16,143
Capital expenditures	12,175	709	—	—	12,884
Goodwill	247,499	17,731	—	—	265,230
Total assets	2,300,915	203,962	(17,859)	—	2,487,018

Three months ended January 31, 2015:
Net sales	$1,997,058	$48,157	$(28,669)	$—	$2,016,546
Restructuring and asset impairment expenses	248	—	—	—	248
Operating income (loss)	57,351	(9,198)	1,350	—	49,503
Interest expense	—	—	—	3,554	3,554
Interest income	—	—	—	(69)	(69)
Other, net	—	—	—	(5)	(5)
Income before income taxes					46,023
Depreciation and amortization	14,989	510	—	—	15,499
Capital expenditures	27,733	1,058	—	—	28,791
Goodwill	249,992	17,731	—	—	267,723
Total assets	2,319,514	202,553	(11,177)	—	2,510,890

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Six months ended January 30, 2016:
Net sales	$4,088,973	$111,492	$(76,104)	$—	$4,124,361
Restructuring and asset impairment expenses	2,811	1,983	—	—	4,794
Operating income (loss)	109,867	(13,374)	(886)	—	95,607
Interest expense	—	—	—	7,350	7,350
Interest income	—	—	—	(550)	(550)
Other, net	—	—	—	930	930
Income before income taxes					87,877
Depreciation and amortization	31,555	1,292	—	—	32,847
Capital expenditures	19,297	1,175	—	—	20,472
Goodwill	247,499	17,731	—	—	265,230
Total assets	2,300,915	203,962	(17,859)	—	2,487,018

Six months ended January 31, 2015:
Net sales	$3,967,777	$107,727	$(66,482)	$—	$4,009,022
Restructuring and asset impairment expenses	803	—	—	—	803
Operating income (loss)	124,060	(16,797)	633	—	107,896
Interest expense	—	—	—	6,809	6,809
Interest income	—	—	—	(162)	(162)
Other, net	—	—	—	611	611
Income before income taxes					100,638
Depreciation and amortization	27,398	2,259	—	—	29,657
Capital expenditures	54,670	1,493	—	—	56,163
Goodwill	249,992	17,731	—	—	267,723
Total assets	2,319,514	202,553	(11,177)	—	2,510,890

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

As of January 30, 2016, the Company had borrowings of $135.0 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to FASB ASC 840, Leases, and the estimated fair value of the building was initially recorded on the Condensed Consolidated Balance Sheet at lease inception, with the capital lease obligation included in "Long-term debt." A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%. The capital lease obligation as of January 30, 2016 was $13.6 million. The Company recorded $0.4 million and $0.9 million of interest expense related to this lease during the three and six months ended January 30, 2016. The Company recorded $0.1 million of interest expense during the three and six months ended January 31, 2015.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of January 30, 2016 was $32.0 million. The Company recorded $0.6 million of interest expense related to this lease during each of the three months ended January 30, 2016 and January 31, 2015 and $1.2 million during each of the six months ended January 30, 2016 and January 31, 2015.

8.                                      SUBSEQUENT EVENTS

Agreement to Acquire Haddon House Food Products

On February 28, 2016, the Company entered into a Purchase Agreement (the “Equity Purchase Agreement”) by and among the Company, Haddon House Food Products, Inc. (“Haddon House”), SCTC LLC (“SCTC”) and the sellers named therein pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Haddon House and all of the issued and outstanding membership interests of SCTC (the “Equity Acquisition”), together with a Membership Interest Purchase

Agreement (together with the Equity Purchase Agreement, the “Purchase Agreements”) by and among the Company, DS & DJ Realty, LLC (“DSDJ”) and the sellers named therein pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of DSDJ (the “Membership Interest Acquisition” and, together with the Equity Acquisition, the “Acquisitions”), which owns certain real estate used by Haddon House, for an aggregate purchase price of approximately $217.5 million (the “Purchase Price”) in cash, subject to a post-closing net working capital adjustment based on a comparison of the net working capital of Haddon House and SCTC as of the closing to the average net working capital of Haddon House and SCTC as of the last day of each of the twelve most recently completed months preceding the closing for which internally prepared financial statements of Haddon House and SCTC have been made available to the Company and other adjustments.

The Company expects to finance the Purchase Price with a combination of available cash and borrowings under the Company’s amended and restated revolving credit facility.

Each Acquisition is conditioned upon the closing of the other Acquisition. In addition, the closing of each of the Acquisitions is conditioned upon, among other things, satisfaction of customary closing conditions, including: (1) compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended, (2) the accuracy of the representations and warranties of each party as of the closing, (3) the performance in all material respects by the parties of their respective covenants and obligations, and (4) in the case of the Company: (i) the absence of any change or event which has had, since February 28, 2016, a material adverse effect on the business of Haddon House or SCTC (for the Equity Acquisition) or DSDJ (for the Membership Interest Acquisition) and (ii) receipt of certain third-party consents necessary to consummate the Acquisitions.

Acquisition of Certain Assets of Global Organic/Specialty Source, Inc.

On March 7, 2016, the Company acquired certain assets of Global Organic/Specialty Source Inc. and related affiliates (collectively "Global Organic") through its wholly owned subsidiary Albert's. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Global Organic's operations will be combined with the existing Albert's business in the Southeast.

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
conventional products;

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the acquisition agreement entered into by the parties in connection with the Company's proposed acquisition of all of the equity interests of Haddon House Food Products, Inc. and certain of its affiliated companies (collectively, "Haddon House");

•	our ability to consummate the proposed acquisition of Haddon House and retain Haddon House's customers on terms similar to those in place with Haddon House;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers;

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
•consumer demand for natural and organic products outpacing suppliers' ability to produce those products;
•decreased favorable buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;
•management’s allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisition of Tony's and Haddon House, if we consummate our acquisition.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2015, "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, and any other cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; our high quality service and broader product selection, including specialty products, than many of our competitors; and the acquisition of, or merger with, natural, organic and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base and enhance and diversify our product selections and increase our market share. Beginning in fiscal 2009, our strategic plan has focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington and Prescott, Wisconsin facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Auburn, California, and Iowa City, Iowa facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

Inflation continues to impact our financial results. For the three months ended January 30, 2016, inflation in food prices was approximately 2.2% when compared to price levels in the three months ended January 31, 2015. Based on the recent trend, we believe that levels are stabilizing near 1.50% to 2.50%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the recent trend in inflation rates will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than seventeen years. We have, and continue to serve as, the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 37% and 35% of our net sales for the three months ended January 30, 2016 and January 31, 2015, respectively. For the six months ended January 30, 2016 and January 31, 2015, Whole Foods Market accounted for approximately 36% and 34% of our net sales, respectively.

In February 2016, the Company entered into a definitive agreement to acquire all outstanding stock of Haddon House and certain affiliated entities in a cash transaction for approximately $217.5 million, subject to certain customary post-closing adjustments.

Founded in 1960 by the Anderson family, Haddon House is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. We believe that the proposed acquisition of Haddon House will expand the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories.

In March 2016, the Company acquired certain assets of Global Organic through its wholly owned subsidiary Albert's. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Global Organic's operations will be combined with the existing Albert's business in the Southeast.

In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc., for consideration of approximately $202.7 million. With the completion of the transaction, Tony's is now an indirect wholly-owned subsidiary of ours and continues to operate as Tony's Fine Foods. Headquartered in West Sacramento, California, Tony's is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s has provided us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. Our proposed acquisition of Haddon House will expand our capabilities in the specialty category and we expect to expand our offerings of specialty products to include those products distributed by Haddon House that we do not currently distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

To maintain our market position and improve our operating efficiencies, we seek to continually:

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At January 30, 2016 our distribution capacity totaled approximately 7.7 million square feet. We are nearing the end of our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, and Prescott, Wisconsin, from which we began operations in June 2014, September 2014 and April 2015, respectively, with the completion of our new distribution center in Gilroy, California, from which we expect to begin operations in March of fiscal 2016. We believe that as a result of the opening of our Gilroy, California distribution center, and our proposed acquisition of Haddon House, which operates distribution centers in New Jersey and South Carolina, we are unlikely to open or commence construction on a new distribution center in the next twelve months.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses as we include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income, foreign exchange gains or losses, and other miscellaneous income and expenses.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended			Six months ended
	January 30, 2016	January 31, 2015		January 30, 2016		January 31, 2015
Net sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	85.5%	85.2%		85.2%		84.6%
Gross profit	14.5%	14.8%		14.8%		15.4%
Operating expenses	12.4%	12.4%		12.4%		12.7%
Restructuring and asset impairment expenses	0.1%	—%		0.1%		—%
Total operating expenses	12.5%	12.4%		12.5%		12.7%
Operating income	2.0%	2.5%	*	2.3%		2.7%
Other expense (income):
Interest expense	0.2%	0.2%		0.2%		0.2%
Interest income	—%	—%		—%		—%
Other, net	—%	—%		—%		—%
Total other expense, net	0.2%	0.2%		0.2%		0.2%
Income before income taxes	1.8%	2.3%		2.1%		2.5%
Provision for income taxes	0.7%	0.9%		0.9%		1.0%
Net income	1.1%	1.4%		1.3%	*	1.5%
* Total reflects rounding

Three Months Ended January 30, 2016 Compared To Three Months Ended January 31, 2015

Net Sales

Our net sales for the three months ended January 30, 2016 increased approximately 1.5%, or $31.2 million, to $2.05 billion from $2.02 billion for the three months ended January 31, 2015. Net sales for the second quarter of fiscal 2015 were negatively impacted by $7.7 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year quarterly increase in net sales was attributable to organic growth in our wholesale division from all of our channels other than our conventional supermarket channel, offset in part by lower sales in our conventional supermarket channel as a result of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the broader selection of products that we offer, including specialty foods, than many of our competitors. Net sales for the quarter ended January 30, 2016 also benefited from food price inflation of approximately 2.2% compared to price levels in the second quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended January 30, 2016 and January 31, 2015 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	January 30, 2016	% of Net Sales	January 31, 2015	% of Net Sales
Supernatural chains	$755	37%	$708	35%
Independently owned natural products retailers	551	27%	529	26%
Conventional supermarkets	528	26%	598	30%
Other	214	10%	182	9%	*
Total	$2,048	100%	$2,017	100%
* Total reflects rounding

Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the three months ended January 31, 2015 increased approximately $61 million and $54 million, respectively, or 3% in each category as a percentage of net sales compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $115 million, or 6% as a percentage of net sales, for the three months ended January 31, 2015 compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended January 30, 2016 increased by approximately $47 million, or 7%, as compared to the three months ended January 31, 2015, and accounted for approximately 37% and 35% of our total net sales for the three months ended January 30, 2016 and January 31, 2015, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $22 million, or 4%, during the three months ended January 30, 2016 compared to the three months ended January 31, 2015, and accounted for approximately 27% of our total net sales in the three months ended January 30, 2016 compared to approximately 26% in the three months ended January 31, 2015. The increase in net sales in this channel is primarily attributable to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the three months ended January 30, 2016 decreased by approximately $70 million, or 12%, from the three months ended January 31, 2015, and represented approximately 26% and 30% of our total net sales in the three months ended January 30, 2016 and January 31, 2015, respectively. The decrease in net sales to conventional supermarkets is due in part to the termination of our distribution relationship with a large conventional supermarket customer in September 2015, offset in part by increased sales to certain of our other existing conventional supermarket customers and sales to new conventional supermarket customers that we added since the end of the second quarter of fiscal 2015.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $32 million, or 18%, for the three months ended January 30, 2016 compared to the three months ended January 31, 2015, and accounted for approximately 10% and 9% of our total net sales for the three months ended January 30, 2016 and January 31, 2015, respectively.

The increase in other net sales is attributable to expanded sales to our existing foodservice partners and our new and existing e-commerce business.

As we continue to pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2016 to grow over net sales for the comparable period of fiscal 2015 although our expectation is that our net sales growth for fiscal 2016 will be lower on a percentage basis than our net sales growth in fiscal 2015. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our proposed acquisition of Haddon House will enhance our ability to offer our customers a more comprehensive set of products than many of our competitors. We also expect that our ability to add products that Tony's has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions, like our proposed acquisition of Haddon House) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit decreased approximately 0.6%, or $1.7 million, to $297.5 million for the three months ended January 30, 2016, from $299.2 million for the three months ended January 31, 2015. Our gross profit as a percentage of net sales was 14.5% for the three months ended January 30, 2016 compared to 14.8% for the three months ended January 31, 2015. The decline in gross profit as a percentage of net sales between the second quarter of fiscal 2016 and the comparable period in fiscal 2015 was primarily due to competitive pricing pressures, moderated supplier promotional activity, a shift in the mix of sales towards lower margin sales channels, the unfavorable impact of foreign exchange for the Company's Canadian business, and a reduction in fuel surcharges.

We anticipate net sales growth in the supernatural and conventional supermarket channels, excluding the impact of the termination of a customer distribution contract, will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to reduce the impact of these reductions in gross profit percentages by reducing our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform.

Operating Expenses

Our total operating expenses increased approximately 2.5%, or $6.1 million, to $255.8 million for the three months ended January 30, 2016, from $249.7 million for the three months ended January 31, 2015. Total operating expenses for the second quarter of fiscal 2016 increased primarily due to costs to service higher sales volume coupled with approximately $2.0 million of severance and other transition costs due to previously announced restructuring plans, which resulted from the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016 and the closure of our Canadian facility, and $1.0 million of acquisition related costs. The increase in total operating expenses was offset slightly by a decline in fuel costs in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Total operating expenses for the second quarter of fiscal 2015 included a restructuring charge of $0.2 million as we ceased operations at our Canadian facility located in Scotstown, Quebec and startup costs of approximately $0.6 million related to our Montgomery, New York and Auburn, California facilities. Total operating expenses also included share-based compensation expense of $3.5 million and $3.6 million for the three months ended January 30, 2016 and January 31, 2015, respectively.

As a percentage of net sales, total operating expenses increased to approximately 12.5% for the three months ended January 30, 2016, from approximately 12.4% for the three months ended January 31, 2015. The slight increase in total operating expenses as a percentage of net sales was primarily attributable to $2.0 million of severance and other transition costs and approximately $1.0 of acquisition costs noted above. We expect that we will be able to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our WMS platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Prescott, Wisconsin, Auburn, California and Iowa City, Iowa facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2018.

Operating Income

Reflecting the factors described above, operating income decreased approximately 15.8%, or $7.8 million, to $41.7 million for the three months ended January 30, 2016, from $49.5 million for the three months ended January 31, 2015. As a percentage of net sales, operating income was 2.0% for the three months ended January 30, 2016 compared to 2.5% for the three months ended January 31, 2015.

Other Expense (Income)

Other expense, net increased approximately $0.5 million to $4.0 million for the three months ended January 30, 2016 compared to the three months ended January 31, 2015. Interest expense was $3.6 million for each of the three months ended January 30, 2016 and January 31, 2015. Interest income was $0.4 million and $0.1 million for the three months ended January 30, 2016 and January 31, 2015, respectively. The increase in other expense of $0.8 million for the three months ended January 30, 2016 compared to the three months ended January 31, 2015 was primarily driven by unfavorable foreign currency exchange related to our Canadian business.

Provision for Income Taxes

Our effective income tax rate was 39.9% and 39.5% for the three months ended January 30, 2016 and January 31, 2015, respectively. The increase in the effective income tax rate for the second quarter of fiscal 2016 was primarily due to changes in the geographical mix of pre-tax earnings.

Net Income

Reflecting the factors described in more detail above, net income decreased $5.2 million to $22.7 million, or $0.45 per diluted share, for the three months ended January 30, 2016, compared to $27.8 million, or $0.55 per diluted share, for the three months ended January 31, 2015.

Six Months Ended January 30, 2016 Compared To Six Months Ended January 31, 2015

Net Sales

Our net sales increased approximately 2.9%, or $115.3 million, to $4.1 billion for the six months ended January 30, 2016, from $4.0 billion for the six months ended January 31, 2015. Net sales for the first six months of fiscal 2015 were negatively impacted by $7.7 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year increase in net sales was primarily due to the same factors that contributed to our net sales growth for the quarter ended January 30, 2016, including growth in our wholesale segment of $121 million, offset in part by lower sales in our conventional supermarket channel as a result of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016. Our net sales growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the inclusion of a broader selection of products, including specialty food products, in our distribution centers. Net sales also benefited from food price inflation of approximately 2.3% that we experienced in the six months ended January 30, 2016 compared to price levels in the prior year comparable period.
Our net sales by customer type for the six months ended January 30, 2016 and January 31, 2015 were as follows (in millions):

	Net Sales for the Six Months Ended
Customer Type	January 30, 2016	% of Net Sales		January 31, 2015	% of Net Sales
Supernatural chains	$1,469	36%		$1,373	34%
Independently owned natural products retailers	1,116	27%		1,064	27%
Conventional supermarket	1,102	27%		1,195	30%
Other	436	10%	*	377	9%
Total	$4,123	100%		$4,009	100%
* Total reflects rounding

Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to the conventional supermarket and other channels for the six months ended January 31, 2015 increased by $122 million and $111 million, or 3% and 2% as a percentage of net sales, respectively, compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease by approximately $233 million, or 5% as a percentage of net sales, for the six months ended January 31, 2015 compared to the previously reported amounts.

Net sales to the supernatural chain channel for the six months ended January 30, 2016 increased by approximately $96 million, or 7%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the six months ended January 30, 2016 compared to 34% for the six months ended January 31, 2015. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $52 million, or 5%, during the six months ended January 30, 2016 compared to the six months ended January 31, 2015, and accounted for 27% of our total net sales for each of the six months ended January 30, 2016 and January 31, 2015. The increase in net sales in this channel is primarily attributable to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the six months ended January 30, 2016 decreased by approximately $93 million, or 8%, from the six months ended January 31, 2015, and represented approximately 27% and 30% of total net sales for the six months ended January 30, 2016 and January 30, 2015, respectively. The decrease in net sales to conventional supermarkets is primarily due to the termination of our distribution relationship with a large conventional supermarket customer in September 2015.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $59 million, or 16% during the six months ended January 30, 2016 compared to the six months ended January 31, 2015 and accounted for approximately 10% of total net sales for the six months ended January 30, 2016 compared to 9% for the six months ended January 31, 2015. This growth is attributable to expanded sales to our new and existing foodservice partners and our e-commerce business.

Cost of Sales and Gross Profit

Our gross profit decreased approximately 1.1%, or $6.7 million, to $611.5 million for the six months ended January 30, 2016, from $618.2 million for the six months ended January 31, 2015. Our gross profit as a percentage of net sales decreased to 14.8% for the six months ended January 30, 2016 compared to 15.4% for the six months ended January 31, 2015. The decline in gross profit as a percentage of net sales in fiscal 2016 is primarily due to competitive pricing pressures, moderated supplier promotional activity, a shift in the mix of sales towards lower margin sales channels, the unfavorable impact of foreign exchange for the Company's Canadian business, and a reduction in fuel surcharges.

Operating Expenses

Our total operating expenses increased approximately 1.1%, or $5.5 million, to $515.8 million for the six months ended January 30, 2016, from $510.3 million for the six months ended January 31, 2015. The increase in total operating expenses for the six months ended January 30, 2016 was primarily due to costs to service higher sales volume coupled with $4.8 million of severance and other transition costs recorded in the first half of fiscal 2016 compared to $0.8 million in the first half of fiscal 2015 related to previously announced restructuring plans. Total operating expenses for the six months ended January 30, 2016 also included $1.0 million of acquisition related costs, which were incurred in the second fiscal quarter. As a percentage of net sales, total operating expenses decreased to approximately 12.5% for the six months ended January 30, 2016, from approximately 12.7% for the six months ended January 31, 2015. Total operating expenses for the six months ended January 31, 2015 included startup costs of approximately $1.8 related to our Montgomery, New York, and Auburn, California facilities, and $0.8 million of restructuring and impairment charges as we ceased primary operations at our Canadian facility in Scotstown, Quebec, which was acquired in 2010.

Total operating expenses for the six months ended January 30, 2016 include share-based compensation expense of $9.4 million, compared to $9.6 million in the six months ended January 31, 2015. Share-based compensation expense was lower during the six months ended January 30, 2016 primarily due to a reduction in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income decreased approximately 11.4%, or $12.3 million, to $95.6 million for the six months ended January 30, 2016, from $107.9 million for the six months ended January 31, 2015. As a percentage of net sales, operating income was 2.3% for the six months ended January 30, 2016 as compared to 2.7% for the six months ended January 31, 2015.

Other Expense (Income)

Other expense, net was $7.7 million and $7.3 million for the six months ended January 30, 2016 and January 31, 2015, respectively. Interest expense was $7.4 million and $6.8 million for the six months ended January 30, 2016 and January 31, 2015, respectively. This increase was driven by $0.7 million of additional expense recorded in the first half of fiscal 2016 related to our lease of office space for our corporate headquarters in Providence, Rhode Island, which was amended in the second quarter of fiscal 2015. Interest income was $0.6 million for the six months ended January 30, 2016 compared to $0.2 million for the six months ended January 31, 2015.

Provision for Income Taxes

Our effective income tax rate was 39.9% and 39.5% for the six months ended January 30, 2016 and January 31, 2015, respectively. The increase in the effective income tax rate for the six months ended January 30, 2016 was primarily due to changes in the geographical mix of pre-tax earnings.

Net Income

Reflecting the factors described in more detail above, net income decreased approximately $8.1 million to $52.8 million, or $1.05 per diluted share, for the six months ended January 30, 2016, compared to $60.9 million, or $1.21 per diluted share, for the six months ended January 31, 2015.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, capital lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our acquisition of certain assets of Global Organic, our proposed acquisition of Haddon House, our operations, and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and real-estate backed Term Loan Agreement on a gross basis.  We expect to generate $100 million to $120 million in cash flow from operations for the 2016 fiscal year. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investments in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures in the range of approximately 0.6% to 0.7% of net sales for fiscal 2016 reflecting a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for the remainder of fiscal 2016 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

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
Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $600.0 million or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of January 30, 2016, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, net of $2.6 million of reserves, was $580.1 million. As of January 30, 2016, we had $275.8 million of borrowings outstanding under our amended and restated revolving credit facility and $35.1 million in letter of credit commitments which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $269.2 million as of January 30, 2016.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $50.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the three months ended January 30, 2016.

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

On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging. During the three and six months ended January 30, 2016 the impact of our interest rate swap increased interest expense by $0.5 million and $1.1 million, respectively.

Net cash provided by operations was $124.6 million for the six months ended January 30, 2016, a change of $177.5 million from the $52.9 million used in operations for the six months ended January 31, 2015. The primary reasons for the net cash provided by operations for the six months ended January 30, 2016 were net income of $52.8 million, a decrease in inventories of $39.1 million and a decrease in accounts receivable of $12.6 million due to the timing of collections during the first half of fiscal 2016, partially offset by a decrease in accounts payable of $16.6 million. The primary reasons for the net cash used in operations for the six months ended January 31, 2015 were an increase in inventories of $92.5 million and an increase in accounts receivable of $50.8 million due to our sales growth during the first six months of fiscal 2015, partially offset by an increase in accounts payable of $20.1 million and net income of $60.9 million. Days in inventory increased to 53 days at January 30, 2016, compared to 50 days at August 1, 2015. Days sales outstanding decreased slightly to 21 days at January 30, 2016 compared to 22 days at August 1, 2015. Working capital decreased by $27.5 million, or 2.7%, from $1.02 billion at August 1, 2015 to $1.00 billion at January 30, 2016.

Net cash used in investing activities decreased $45.9 million to $20.4 million for the six months ended January 30, 2016, compared to $66.3 million for the six months ended January 31, 2015. The decrease from the six months ended January 31, 2015 was primarily due to a reduction in cash paid for acquisitions compared to fiscal 2015 coupled with a $35.7 million reduction in capital spending.

Net cash used in financing activities was $109.0 million for the six months ended January 30, 2016. We present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan on a gross basis. The net cash used in financing activities was primarily due to gross borrowings under our revolving credit line of $214.5 million as well as increases in bank overdrafts of $16.5 million, offset by repayments of our revolving credit line and long-term debt of $301.2 million and $5.8 million, respectively. Net cash provided by financing activities was $131.1 million for the six months ended January 31, 2015, primarily due to gross borrowings under our revolving credit line and long-term debt of $438.3 million and $150.0 million, respectively, and increases in bank overdrafts of $33.7 million, offset by repayments of our revolving credit line and long-term debt of $488.2 million and $5.5 million, respectively.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 30, 2016, we had entered into agreements which require us to purchase a total of approximately 5.6 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 2016. As of January 31, 2015, we had entered into agreements which required us to purchase a total of approximately 7.4 million gallons of diesel fuel at prices ranging from $3.20 to $3.92 per gallon through December 2015. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the six months ended January 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2015.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to successfully consummate our proposed acquisition of Haddon House.

Certain conditions to the obligations of Haddon House and us to consummate our proposed acquisition of Haddon House must be satisfied before the transaction can be completed, including the receipt of certain required third party consents and regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act. While we currently expect that the transaction will be completed early in the fourth quarter of fiscal 2016, we can give no assurance that the transaction will be closed within that period or at all. If the transaction is not completed our business, results of operations and financial condition may be materially and adversely affected, and our stock price may decline because costs incurred by us in connection with the transaction must still be paid or because the current market price of our common stock may reflect a market assumption that the transaction will be completed.

We may not realize the anticipated benefits from our proposed acquisition of Haddon House.

We cannot assure you that our proposed acquisition of Haddon House will enhance our financial performance. Our ability to achieve the expected benefits of this acquisition will depend on, among other things, our ability to effectively translate our business strategies into a new set of products, our ability to retain and assimilate Haddon House’s employees who will become employees of ours, our ability to retain customers and suppliers on terms similar to those in place with Haddon House, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of the business that we are acquiring might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of this acquisition. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

The cost of the capital available to us and any limitations on our ability to access additional capital, may have a material adverse effect on our business, financial condition or results of operations.
As of January 30, 2016 our borrowing base under our amended and restated revolving credit facility, based on accounts receivable and inventory levels and described more completely above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," was $580.1 million, with remaining availability of $269.2 million. We expect to finance the purchase price for the proposed acquisition of Haddon House, which is expected to be approximately $217.5 million, with borrowings under our revolving credit facility, which will decrease our availability under the revolving credit facility.
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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  March 10, 2016