Form 10-Q
period 2016-04-30
UNITED NATURAL FOODS INC
filed 2016-06-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 3, 2016 there were 50,380,711 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except per share amounts)

	April 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$19,327	$17,380
Accounts receivable, net of allowance of $11,416 and $7,489, respectively	478,577	474,494
Inventories	984,914	982,559
Prepaid expenses and other current assets	48,441	46,976
Deferred income taxes	32,333	32,333
Total current assets	1,563,592	1,553,742
Property & equipment, net	567,252	572,452
Goodwill	319,332	266,640
Intangible assets, net of accumulated amortization of $31,337 and $25,717, respectively	160,711	125,830
Other assets	35,045	31,526
Total assets	$2,645,932	$2,550,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451,153	$390,134
Accrued expenses and other current liabilities	140,261	129,113
Current portion of long-term debt	11,791	11,613
Total current liabilities	603,205	530,860
Notes payable	266,899	362,993
Long-term debt, excluding current portion	166,282	174,780
Deferred income taxes	89,817	65,644
Other long-term liabilities	29,310	30,380
Total liabilities	1,155,513	1,164,657
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,380 issued and outstanding shares at April 30, 2016; 50,096 issued and outstanding shares at August 1, 2015	504	501
Additional paid-in capital	433,573	420,584
Accumulated other comprehensive loss	(18,634)	(19,443)
Retained earnings	1,074,976	983,891
Total stockholders’ equity	1,490,419	1,385,533
Total liabilities and stockholders’ equity	$2,645,932	$2,550,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data amounts)

	Three months ended		Nine months ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Net sales	$2,132,104	$2,114,643	$6,256,465	$6,123,665
Cost of sales	1,809,671	1,788,729	5,322,577	5,179,556
Gross profit	322,433	325,914	933,888	944,109
Operating expenses	256,417	256,942	767,471	766,438
Restructuring and asset impairment expenses	—	—	4,794	803
Total operating expenses	256,417	256,942	772,265	767,241
Operating income	66,016	68,972	161,623	176,868
Other expense (income):
Interest expense	4,384	3,920	11,734	10,729
Interest income	(487)	(123)	(1,037)	(285)
Other, net	(557)	(4,396)	373	(3,785)
Total other expense (income), net	3,340	(599)	11,070	6,659
Income before income taxes	62,676	69,571	150,553	170,209
Provision for income taxes	24,405	27,821	59,468	67,573
Net income	$38,271	$41,750	$91,085	$102,636
Basic per share data:
Net income	$0.76	$0.83	$1.81	$2.05
Weighted average basic shares of common stock outstanding	50,350	50,079	50,290	49,998
Diluted per share data:
Net income	$0.76	$0.83	$1.81	$2.04
Weighted average diluted shares of common stock outstanding	50,379	50,348	50,360	50,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	Three months ended		Nine months ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Net income	$38,271	$41,750	$91,085	$102,636
Other comprehensive income (loss), net of tax:
Change in fair value of swap agreements	(150)	(254)	(2,089)	(254)
Foreign currency translation adjustments	7,342	3,409	2,898	(8,483)
Total other comprehensive income (loss), net of tax	7,192	3,155	809	(8,737)
Total comprehensive income	$45,463	$44,905	$91,894	$93,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at August 1, 2015	50,096	$501	$420,584	$(19,443)	$983,891	$1,385,533
Stock option exercises and restricted stock vestings, net of tax	284	3	305			308
Share-based compensation			12,665			12,665
Other			67			67
Tax deficit associated with stock plans			(48)			(48)
Fair value of swap agreements, net of tax				(2,089)		(2,089)
Foreign currency translation				2,898		2,898
Net income					91,085	91,085
Balances at April 30, 2016	50,380	$504	$433,573	$(18,634)	$1,074,976	1,490,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
(In thousands)	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,085	$102,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,967	47,206
Share-based compensation	12,665	11,972
Loss (gain) on disposals of property and equipment	399	(784)
Gain on acquisition of land	—	(2,824)
Excess tax deficit (benefit) from share-based payment arrangements	48	(2,865)
Restructuring and asset impairment	480	803
Deferred income taxes	8,657	3,292
Provision for doubtful accounts	5,875	3,508
Non-cash interest expense	119	368
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	1,569	(67,166)
Inventories	1,218	(116,693)
Prepaid expenses and other assets	(2,041)	(3,863)
Accounts payable	31,912	30,053
Accrued expenses and other liabilities	2,665	(11,836)
Net cash provided by (used in) operating activities	205,618	(6,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,073)	(98,544)
Purchases of acquired businesses, net of cash acquired	(89,190)	(8,017)
Proceeds from disposals of property and equipment	96	936
Long-term investment	—	(3,000)
Net cash used in investing activities	(118,167)	(108,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	150,000
Repayments of long-term debt	(8,320)	(8,252)
Proceeds from borrowings under revolving credit line	375,213	567,807
Repayments of borrowings under revolving credit line	(471,667)	(621,933)
Increase in bank overdraft	21,815	33,122
Proceeds from exercise of stock options	2,011	3,297
Payment of employee restricted stock tax withholdings	(1,703)	(2,383)
Excess tax (deficit) benefit from share-based payment arrangements	(48)	2,865
Capitalized debt issuance costs	(2,051)	(1,963)
Net cash (used in) provided by financing activities	(84,750)	122,560
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(754)	82
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,947	7,824
Cash and cash equivalents at beginning of period	17,380	16,116
Cash and cash equivalents at end of period	$19,327	$23,940
Supplemental disclosures of cash flow information:
Non-cash financing activity	$—	$13,564
Non-cash investing activity	$—	$13,564
Cash paid for interest	$12,115	$10,688
Cash paid for federal and state income taxes, net of refunds	$50,461	$58,989
The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016 (unaudited)

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $111.9 million and $113.0 million for the three months ended April 30, 2016 and May 2, 2015, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $339.3 million and $337.7 million for the nine months ended April 30, 2016 and May 2, 2015, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim and fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. Early adoption is permitted provided that the entire ASU is adopted. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which will require companies as the lessee to recognize lease assets and liabilities for leases formerly classified as operating leases. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020. We are in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company will be the first quarter of the fiscal year ending July 29, 2017, with early adoption permitted and retrospective application required. If the Company had adopted this standard in the third quarter of fiscal 2016, the result would have been the reclassification of $5.5 million and $4.2 million as of April 30, 2016 and August 1, 2015, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets.

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

3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisitions

Nor-Cal Produce, Inc. On March 31, 2016 the Company acquired all of the outstanding stock of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate. Founded in 1972, Nor-Cal is a family owned and operated distributor of conventional and organic produce and other fresh products in Northern California, with primary operations located in West Sacramento, California. Total cash consideration related to this acquisition was approximately $68.6 million, subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer lists of $30.0 million and a tradename and other intangible assets of $1.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately thirteen years and five years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are considered

Level 3 measurements as defined by authoritative guidance. Net sales from the date of acquisition through the three months ended April 30, 2016 were $13.0 million.
The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary Purchase Price Allocation
Accounts receivable	$8,483
Inventories	1,902
Property and equipment	10,743
Other assets	1,097
Customer relationships	30,000
Tradename and other intangible assets	1,500
Goodwill	39,458
Total assets	$93,183
Liabilities	24,603
Total purchase price	$68,580

Global Organic/Specialty Source, Inc. On March 7, 2016, the Company acquired certain assets of Global Organic/Specialty Source Inc. and related affiliates (collectively "Global Organic") through its wholly owned subsidiary Albert's Organics, Inc. ("Albert's"). Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Total cash consideration related to this acquisition was approximately $20.6 million, subject to certain customary post-closing adjustments. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $8.4 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Global Organic's operations will be combined with the existing Albert's business in the Southeast.

Cash paid for Nor-Cal and Global Organic was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs related to the purchase have been expensed as incurred and are included within "Operating Expenses" in the Condensed Consolidated Statements of Income. The businesses were absorbed by the operations of the Company’s wholesale distribution business; therefore, the Company does not record the expenses separately from the rest of the wholesale distribution business.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2016 Cost-Saving Measures

During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, would terminate on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business.

The various cost-saving measures implemented in fiscal 2016 resulted in total restructuring costs of $4.4 million during the nine months ended April 30, 2016, all of which was recorded during the first six months of fiscal 2016. There were no additional costs recorded during the three months ended April 30, 2016. These initiatives resulted in a reduction of employees, the majority of which were terminated during the first quarter of fiscal 2016, across the Company. The total work-force reduction charge of $3.4 million recorded during the nine months ended April 30, 2016, was primarily related to severance and fringe benefits. In addition to workforce reduction charges, the Company recorded $0.9 million during the nine months ended April 30, 2016 for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.

The following is a summary of the restructuring costs the Company recorded in the first nine months of fiscal 2016, as well as the remaining liability as of April 30, 2016 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of April 30, 2016
Severance	$3,443	$(2,241)	$1,202
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Total	$4,381	$(3,179)	$1,202

The Company anticipates that the remaining liability related to the workforce reduction will be substantially paid by the end of fiscal 2016.

Canadian Facility Closure

During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized restructuring and impairment charges of $0.8 million during the nine months ended May 2, 2015. Additionally, during the second quarter of fiscal 2016, the Company recognized an additional impairment charge of $0.4 million related to the long lived assets at the facility.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	Three months ended		Nine months ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Basic weighted average shares outstanding	50,350	50,079	50,290	49,998
Net effect of dilutive stock awards based upon the treasury stock method	29	269	70	248
Diluted weighted average shares outstanding	50,379	50,348	50,360	50,246

There were 146,844 and 241 anti-dilutive share-based awards outstanding for the three months ended April 30, 2016 and May 2, 2015, respectively. For the nine months ended April 30, 2016 and May 2, 2015, there were 100,048 and 5,250 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% on an initial amortizing principal amount of $140.0 million while receiving interest for the same period at the one-month London Interbank Offered Rate ("LIBOR") on the same notional amount. The interest rate swap has been entered into as a hedge against LIBOR movements on the current variable rate related to the Company’s real-estate backed Term Loan Agreement entered into on August 14, 2014, explained in more detail in Note 9 "Long-Term Debt," to protect against rising interest rates. We expect that the interest rate swap will effectively fix the Company’s interest rate payments on the $140.0 million of debt for the term of the swap. The swap agreement qualifies as an “effective” hedge under FASB Accounting Standards Codification ("ASC") 815, Derivatives and Hedging (“ASC 815”).

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreement is designated as a cash flow hedge at April 30, 2016 and is reflected at fair value in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended April 30, 2016. The Company also monitors the risk of counterparty default with respect to its interest rate swap agreement on an ongoing basis.

Fuel Supply Agreements

The Company is party to several fixed price fuel supply agreements. As of the second quarter of fiscal 2016, the Company had entered into an agreement which requires it to purchase a portion of its diesel fuel each month at fixed prices through December 2016. These fixed price fuel agreements qualify for, and the Company has elected to utilize, the “normal purchase” exception under ASC 815 as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses. During the nine months ended May 2, 2015, the Company was a party to several similar agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2015 and which also qualified and were accounted for using the “normal purchase” exception under ASC 815, and therefore the fuel purchases under those contracts were also expensed as incurred and included within operating expenses.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of April 30, 2016 and August 1, 2015:

	Fair Value at April 30, 2016			Fair Value at August 1, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(4,206)	—	—	$(726)	—

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

	April 30, 2016		August 1, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$178,073	$184,565	$186,393	$192,679

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Three months ended April 30, 2016:
Net sales	$2,111,695	$70,217	$(49,808)	$—	$2,132,104
Operating income (loss)	62,682	3,811	(477)	—	66,016
Interest expense	—	—	—	4,384	4,384
Interest income	—	—	—	(487)	(487)
Other, net	—	—	—	(557)	(557)
Income before income taxes					62,676
Depreciation and amortization	20,976	(2,856)	—	—	18,120
Capital expenditures	8,340	261	—	—	8,601
Goodwill	301,600	17,732	—	—	319,332
Total assets	2,475,054	192,282	(21,404)	—	2,645,932

Three months ended May 2, 2015:
Net sales	$2,093,384	$57,415	$(36,156)	$—	$2,114,643
Operating income (loss)	75,181	(6,096)	(113)	—	68,972
Interest expense	—	—	—	3,920	3,920
Interest income	—	—	—	(123)	(123)
Other, net	—	—	—	(4,396)	(4,396)
Income before income taxes					69,571
Depreciation and amortization	15,751	1,798	—	—	17,549
Capital expenditures	41,569	812	—	—	42,381
Goodwill	250,798	17,731	—	—	268,529
Total assets	2,387,329	185,855	(14,863)	—	2,558,321

	Wholesale	Other	Eliminations	Unallocated	Consolidated
Nine months ended April 30, 2016:
Net sales	$6,200,668	$181,709	$(125,912)	$—	$6,256,465
Restructuring and asset impairment expenses	2,811	1,983	—	—	4,794
Operating income (loss)	172,549	(9,563)	(1,363)	—	161,623
Interest expense	—	—	—	11,734	11,734
Interest income	—	—	—	(1,037)	(1,037)
Other, net	—	—	—	373	373
Income before income taxes					150,553
Depreciation and amortization	52,531	(1,564)	—	—	50,967
Capital expenditures	27,637	1,436	—	—	29,073
Goodwill	301,600	17,732	—	—	319,332
Total assets	2,475,054	192,282	(21,404)	—	2,645,932

Nine months ended May 2, 2015:
Net sales	$6,061,161	$165,142	$(102,638)	$—	$6,123,665
Restructuring and asset impairment expenses	803	—	—	—	803
Operating income (loss)	199,241	(22,893)	520	—	176,868
Interest expense	—	—	—	10,729	10,729
Interest income	—	—	—	(285)	(285)
Other, net	—	—	—	(3,785)	(3,785)
Income before income taxes					170,209
Depreciation and amortization	43,149	4,057	—	—	47,206
Capital expenditures	96,239	2,305	—	—	98,544
Goodwill	250,798	17,731	—	—	268,529
Total assets	2,387,329	185,855	(14,863)	—	2,558,321

8.                                      NOTES PAYABLE

On April, 29, 2016, the Company entered into an amendment to its amended and restated revolving credit facility (the "Amendment") which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to the Company's Canadian subsidiary. After giving effect to the Amendment, the amended and restated revolving credit facility provides an option to increase the borrowing base by up to an additional $600.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.

The borrowings of the U.S. portion of the amended and restated credit facility, after giving effect to the Amendment, accrue interest, at the LIBOR rate plus an applicable margin of 1.25% for the first twelve months. After this period, the interest is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.25%, or (ii) the LIBOR rate plus an applicable margin of 1.25%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at the Company's option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 1.25%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an initial margin of 1.25%. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.

The amended and restated revolving credit facility, as amended by the Amendment, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $65.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the three months ended April 30, 2016.

As of April 30, 2016, the Company had borrowings of $266.9 million under the revolving credit facility which is included in "Notes payable" on the Condensed Consolidated Balance Sheet.

9.                                      LONG-TERM DEBT

On August 14, 2014, the Company and certain of its subsidiaries entered into a real estate backed term loan agreement (the "Term Loan Agreement"). The total initial borrowings under the Term Loan Agreement were $150.0 million. The Company is required to make $2.5 million principal payments quarterly, which began on November 1, 2014. Under the Term Loan Agreement, the Company at its option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The Company will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on the Company's amended and restated revolving credit facility.

On April 29, 2016, the Company entered into a First Amendment Agreement (the “Term Loan Amendment”) to the Term Loan Agreement which amends the Term Loan Agreement. The Term Loan Amendment was entered into to reflect the changes to the amended and restated revolving credit facility reflected in the Amendment. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement, as amended. Under the Term Loan Agreement, the borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.

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

As of April 30, 2016, the Company had borrowings of $132.5 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to FASB ASC 840, Leases, and the estimated fair value of the building was initially recorded on the Condensed Consolidated Balance Sheet at lease inception, with the capital lease obligation included in "Long-term debt." A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%. The capital lease obligation as of April 30, 2016 was $13.8 million. The Company recorded $0.4 million and $1.3 million of interest expense related to this lease during the three and nine months ended April 30, 2016. The Company recorded $0.4 million and $0.5 million of interest expense related to this lease during the three and nine months ended May 2, 2015.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of April 30, 2016 was $31.8 million. The Company recorded $0.6 million of interest expense related to this lease during each of the three months ended April 30, 2016 and May 2, 2015 and $1.8 million and $1.9 million during the nine months ended April 30, 2016 and May 2, 2015, respectively.

10.                                      SUBSEQUENT EVENTS

Acquisition of Haddon House Food Products, Inc. and certain related affiliates.

On May 13, 2016, the Company completed the acquisitions all of the outstanding equity interests of Haddon House Food Products, Inc. and certain affiliated entities for an aggregate purchase price of approximately $217.5 million (the “Purchase Price”) in cash, subject to a post-closing net working capital adjustment.

The Company financed the Purchase Price through a combination of available cash and borrowings under the Company’s amended and restated revolving credit facility, as amended.

Interest Rate Swap Agreements

On June 7, 2016, the Company entered into two interest rate swap agreements to hedge against LIBOR movements on the current variable rate related to the Company’s amended and restated revolving credit facility.

The first agreement has an effective date of June 9, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three year period at a fixed annual rate of 0.8725% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount to a rate of 2.1225% for the remainder of the first twelve months following the date of the Amendment.

The second agreement has an effective date of June 9, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five year period at a fixed rate of 1.065% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount to a rate of 2.315% for the remainder of the first twelve months following the date of the Amendment.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
our ability to retain customers of Haddon House Food Products, Inc. and its affiliated entities of which we purchased all of the outstanding equity interests (collectively, "Haddon House") on terms similar to those in place with Haddon House;

•our dependence on principal customers;
•our sensitivity to general economic conditions, including the current economic environment;
•changes in disposable income levels and consumer spending trends;

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the shift in our product mix as a result of our acquisition of Tony's Fine Foods and the resulting lower gross margins on those sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers;

•	our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company;
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
•decreased forward buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;
•management’s allocation of capital and the timing of capital expenditures; and

•
our ability to successfully deploy our operational initiatives to achieve synergies from the acquisitions of Tony's Fine Foods ("Tony's"), Global Organic, Nor-Cal, and Haddon House (as defined elsewhere in this report).

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 1, 2015, "Part II, Item 1A Risk Factors" of this Quarterly Report on Form 10-Q, and any other cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the Securities and Exchange Commission (the "SEC") from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 90,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 45,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. ("Whole Foods Market"); conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.

Our operations are comprised of three principal operating divisions. These operating divisions are:

•
our wholesale division, which includes our broadline natural, organic and specialty distribution business in the United States, UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada, Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States, Albert’s Organics, Inc. ("Albert's"), which is a leading distributor of organically grown produce and non-produce perishable items within the United States, Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items in the Western United States, Haddon House, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products throughout the Eastern United States, and Select Nutrition, which distributes vitamins, minerals and supplements;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; our efforts to increase the number of conventional supermarket customers to whom we distribute products; our high quality service and broader product selection, including specialty products, than many of our competitors; and the acquisition of, or merger with, natural, organic and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base and enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington and Prescott, Wisconsin facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Auburn, California, and Iowa City, Iowa facilities, and we expect to complete the roll-out to all existing facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

Inflation continues to impact our financial results. For the three months ended April 30, 2016, inflation in food prices was approximately 1.3% when compared to price levels in the three months ended May 2, 2015. Based on the trends in food price inflation over the last six months, we believe that levels are stabilizing near 1.00% to 2.00%. Moderate levels of annual inflation, which we generally consider to be between 2% and 4%, are beneficial to our results as the majority of our pricing is on a cost plus structure, and price changes up to 4% are more easily passed through the supply chain. We believe the recent trend in inflation rates will continue over the next 12 months.

We have been the primary distributor to Whole Foods Market for more than seventeen years. We have, and continue to serve as, the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 36% and 35% of our net sales for the three months ended April 30, 2016 and May 2, 2015, respectively. For the nine months ended April 30, 2016 and May 2, 2015, Whole Foods Market accounted for approximately 36% and 34% of our net sales, respectively.

In May 2016, the Company completed its acquisition of all outstanding equity interests of Haddon House in a cash transaction for approximately $217.5 million, subject to certain customary post-closing adjustments. Founded in 1960 by the Anderson family, Haddon House is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon House has a history of providing quality high touch merchandising services to their customers.
Haddon House has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. We believe that our acquisition of Haddon House will expand the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories.

In March 2016, the Company acquired certain assets of Global Organic/Specialty Source Inc. and related affiliates (collectively "Global Organic") through its wholly owned subsidiary Albert's, in a cash transaction for approximately $20.6 million, subject to certain customary post-closing adjustments. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations (many of which are independent retailers) across the Southeastern United States. Global Organic's operations will be combined with the existing Albert's business in the Southeast.

In March 2016, the Company acquired all of the outstanding stock of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate, in a cash transaction for approximately $68.6 million, subject to certain customary post-closing adjustments. Founded in 1972, Nor-Cal is a family owned and operated distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. We believe that our acquisition of Nor-Cal will aid in our efforts to expand our fresh offering, particularly with conventional produce.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. Our acquisition of Haddon House will expand our capabilities in the specialty category and we expect to expand our offerings of specialty products to include those products distributed by Haddon House that we do not currently distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At April 30, 2016 our distribution capacity totaled approximately 8.7 million square feet. We are at the end of our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon House, which operates distribution centers in New Jersey and South Carolina, we are unlikely to open or commence construction on a new distribution center in the next twelve months.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Three months ended			Nine months ended
	April 30, 2016	May 2, 2015		April 30, 2016		May 2, 2015
Net sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	84.9%	84.6%		85.1%		84.6%
Gross profit	15.1%	15.4%		14.9%		15.4%
Operating expenses	12.0%	12.2%		12.3%		12.5%
Restructuring and asset impairment expenses	—%	—%		0.1%		—%
Total operating expenses	12.0%	12.2%		12.3%	*	12.5%
Operating income	3.1%	3.3%	*	2.6%		2.9%
Other expense (income):
Interest expense	0.2%	0.2%		0.2%		0.2%
Other, net	—%	(0.2)%		—%		(0.1)%
Total other expense, net	0.2%	—%		0.2%		0.1%
Income before income taxes	2.9%	3.3%		2.4%		2.8%
Provision for income taxes	1.1%	1.3%		1.0%		1.1%
Net income	1.8%	2.0%		1.5%	*	1.7%
* Total reflects rounding

Three Months Ended April 30, 2016 Compared To Three Months Ended May 2, 2015

Net Sales

Our net sales for the three months ended April 30, 2016 increased approximately 0.8%, or $17.5 million, to $2.13 billion from $2.11 billion for the three months ended May 2, 2015. The year-over-year quarterly increase in net sales was attributable to organic growth in our wholesale division from all of our channels other than our conventional supermarket channel and net sales from the acquisitions we consummated in the third quarter of fiscal 2016, offset in part by lower sales in our conventional supermarket channel as a result of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016. Our organic growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the broader selection of products that we offer, including specialty foods, than many of our competitors. Net sales for the quarter ended April 30, 2016 also benefited from food price inflation of approximately 1.3% compared to price levels in the third quarter of the prior fiscal year.

 Our net sales by customer type for the three months ended April 30, 2016 and May 2, 2015 were as follows (in millions):

	Net Sales for the Three Months Ended
Customer Type	April 30, 2016	% of Net Sales	May 2, 2015	% of Net Sales
Supernatural chains	$762	36%	$736	35%
Independently owned natural products retailers	594	28%	560	26%
Conventional supermarkets	533	25%	609	29%
Other	243	11%	210	10%
Total	$2,132	100%	$2,115	100%

Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the three months ended May 2, 2015 increased approximately $61 million and $58 million, respectively, or 3% in each category as a percentage of net sales compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $119 million, or 6% as a percentage of net sales, for the three months ended May 2, 2015 compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the three months ended April 30, 2016 increased by approximately $26 million, or 4%, as compared to the three months ended May 2, 2015, and accounted for approximately 36% and 35% of our total net sales for the three months ended April 30, 2016 and May 2, 2015, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $34 million, or 6%, during the three months ended April 30, 2016 compared to the three months ended May 2, 2015, and accounted for approximately 28% of our total net sales for the three months ended April 30, 2016, compared to approximately 26% for the three months ended May 2, 2015. The increase in net sales in this channel is primarily attributable to growth in our wholesale division, which includes our broadline distribution business, as well as net sales resulting from our acquisitions consummated in the third quarter of fiscal 2016.

Net sales to conventional supermarkets for the three months ended April 30, 2016 decreased by approximately $76 million, or 12%, from the three months ended May 2, 2015, and represented approximately 25% and 29% of our total net sales for the three months ended April 30, 2016 and May 2, 2015, respectively. The decrease in net sales to conventional supermarkets is due in part to the termination of our distribution relationship with a large conventional supermarket customer in September 2015, offset in part by increased sales to certain of our other existing conventional supermarket customers and sales to new conventional supermarket customers that we added since the end of the third quarter of fiscal 2015.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $33 million, or 16%, for the three months ended April 30, 2016 compared to the three months ended May 2, 2015, and accounted for approximately 11% and 10% of our total net sales for the three months ended April 30, 2016 and May 2, 2015, respectively. The increase in other net sales is attributable to expanded sales to our existing foodservice partners and our new and existing e-commerce business.

As we continue to pursue new customers and expand relationships with existing customers, we expect net sales for the remainder of fiscal 2016 to grow over net sales for the comparable period of fiscal 2015 although our expectation is that our net sales growth for the remainder of fiscal 2016 will be lower on a percentage basis than our net sales growth in fiscal 2015. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our acquisitions of Haddon House, Nor-Cal and Global Organic will enhance our ability to offer our customers a more comprehensive set of products than many of our competitors. We also expect that our ability to add products that each of Tony's and Haddon House has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit decreased approximately 1.1%, or $3.5 million, to $322.4 million for the three months ended April 30, 2016, from $325.9 million for the three months ended May 2, 2015. Our gross profit as a percentage of net sales was 15.1% for the three months ended April 30, 2016 compared to 15.4% for the three months ended May 2, 2015. The decline in gross profit as a percentage of net sales between the third quarter of fiscal 2016 and the comparable period in fiscal 2015 was primarily due to competitive pricing pressures, a reduction in fuel surcharges, moderated supplier promotional activity, and a shift in the mix of sales towards lower margin categories.

We anticipate net sales growth in the supernatural and conventional supermarket channels, excluding the impact of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016, will continue to outpace growth in the independent retailer and other channels. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel will continue to generate lower gross profit percentages than our historical rates. We will seek to reduce the impact of these reductions in gross profit percentages by reducing our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform.

Operating Expenses

Our total operating expenses decreased approximately 0.2%, or $0.5 million, to $256.4 million for the three months ended April 30, 2016, from $256.9 million for the three months ended May 2, 2015. Total operating expenses for the third quarter of fiscal 2016 decreased primarily due to the success of cost saving measures put into place during fiscal 2016 offset in part by $0.9 million of acquisition related costs and $1.2 million of startup costs related to our Gilroy, California facility, in each case incurred during the third quarter of fiscal 2016. Total operating expenses for the third quarter of fiscal 2015 included startup costs of approximately $0.5 million related to our Hudson Valley, New York and Prescott, Wisconsin facilities, offset by a $0.6 million energy grant as a result of incorporating eligible energy saving designs into our Hudson Valley, New York facility.

Total operating expenses also included share-based compensation expense of $3.2 million and $2.4 million for the three months ended April 30, 2016 and May 2, 2015, respectively. Share-based compensation expense was lower in the three months ended May 2, 2015 compared to the comparable period in fiscal 2016 due to a larger reduction in performance-based share based compensation expense related to our long-term equity incentive plan for members of our executive leadership team.

As a percentage of net sales, total operating expenses decreased to approximately 12.0% for the three months ended April 30, 2016, from approximately 12.2% for the three months ended May 2, 2015. We expect that we will be able to reduce our operating expenses as a percentage of net sales as we continue the roll-out of our WMS platform. We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington and Auburn, Washington facilities. We have also implemented the WMS platform at our Sturtevant, Wisconsin, Montgomery, New York, Prescott, Wisconsin, Auburn, California Iowa City, Iowa, and Gilroy, California facilities. We expect to complete the roll-out to all existing facilities by the end of fiscal 2018.

Operating Income

Reflecting the factors described above, operating income decreased approximately 4.3%, or $3.0 million, to $66.0 million for the three months ended April 30, 2016, from $69.0 million for the three months ended May 2, 2015. As a percentage of net sales, operating income was 3.1% for the three months ended April 30, 2016 compared to 3.3% for the three months ended May 2, 2015.

Other Expense (Income)

Other expense, net increased approximately $3.9 million to $3.3 million for the three months ended April 30, 2016 compared to other income, net of $0.6 million for the three months ended May 2, 2015. Interest expense was $4.4 million for the three months ended April 30, 2016 compared to $3.9 million for the three months ended May 2, 2015 primarily due to an interest rate swap agreement we entered into in August 2015 on our term loan. Interest income was $0.5 million and $0.1 million for the three months ended April 30, 2016 and May 2, 2015, respectively. Other income was $0.6 million for the three months ended April 30, 2016, a decrease of $3.8 million compared to the three months ended May 2, 2015. This decrease was primarily driven by a pre-tax gain of $4.2 million recorded in the third quarter of fiscal 2015 associated with the transfer of land on which we constructed or Prescott, Wisconsin facility

Provision for Income Taxes

Our effective income tax rate was 38.9% and 40.0% for the three months ended April 30, 2016 and May 2, 2015, respectively. The decrease in the effective income tax rate for the third quarter of fiscal 2016 was primarily due to an increase in various state tax credits claimed during the quarter in addition to favorable federal solar tax credits.

Net Income

Reflecting the factors described in more detail above, net income decreased $3.5 million to $38.3 million, or $0.76 per diluted share, for the three months ended April 30, 2016, compared to $41.8 million, or $0.83 per diluted share, for the three months ended May 2, 2015.

Nine Months Ended April 30, 2016 Compared To Nine Months Ended May 2, 2015

Net Sales

Our net sales increased approximately 2.2%, or $132.8 million, to $6.3 billion for the nine months ended April 30, 2016, from $6.1 billion for the nine months ended May 2, 2015. Net sales for the first nine months of fiscal 2015 were negatively impacted by $7.7 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year increase in net sales was primarily due to the same factors that contributed to our net sales growth for the quarter ended April 30, 2016, including growth in each of the channels in our wholesale division other than our conventional supermarket channel of $140 million, offset in part by lower sales in our conventional supermarket channel as a result of the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016. Our net sales growth is due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services and the inclusion of a broader selection of products, including specialty food products, in our distribution centers and acquisitions made in the third quarter of fiscal 2016. Net sales also benefited from food price inflation of approximately 1.9% that we experienced in the nine months ended April 30, 2016 compared to price levels in the prior year comparable period.
Our net sales by customer type for the nine months ended April 30, 2016 and May 2, 2015 were as follows (in millions):

	Net Sales for the Nine Months Ended
Customer Type	April 30, 2016	% of Net Sales	May 2, 2015	% of Net Sales
Supernatural chains	$2,231	36%	$2,109	34%
Independently owned natural products retailers	1,710	27%	1,624	27%
Conventional supermarket	1,635	26%	1,804	29%
Other	680	11%	587	10%
Total	$6,256	100%	$6,124	100%

Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to the conventional supermarket and other channels for the nine months ended May 2, 2015 increased by $183 million and $169 million, or 2% and 3% as a percentage of net sales, respectively, compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease by approximately $352 million, or 5% as a percentage of net sales, for the nine months ended May 2, 2015 compared to the previously reported amounts.

Net sales to the supernatural chain channel for the nine months ended April 30, 2016 increased by approximately $122 million, or 6%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the nine months ended April 30, 2016 compared to 34% for the nine months ended May 2, 2015. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $86 million, or 5%, during the nine months ended April 30, 2016 compared to the nine months ended May 2, 2015, and accounted for 27% of our total net sales for each of the nine months ended April 30, 2016 and May 2, 2015. The increase in net sales in this channel is primarily attributable to growth in our wholesale division, which includes our broadline distribution business, in addition to net sales as a result of our acquisitions during the third quarter of fiscal 2016.

Net sales to conventional supermarkets for the nine months ended April 30, 2016 decreased by approximately $169 million, or 9%, from the nine months ended May 2, 2015, and represented approximately 26% and 29% of total net sales for the nine months ended April 30, 2016 and May 2, 2015, respectively. The decrease in net sales to conventional supermarkets is primarily due to the termination of our distribution relationship with a large conventional supermarket customer in September 2015. Excluding the loss in net sales associated with the termination of this relationship, net sales in the conventional supermarket channel for the first nine months ended April 30, 2016 increased over the same period in fiscal 2015.

Other net sales, which include sales to foodservice and international customers, as well as sales through our retail division, manufacturing division, and the Company's branded product lines, increased by approximately $93 million, or 16% during the nine months ended April 30, 2016 compared to the nine months ended May 2, 2015 and accounted for approximately 11% of total net sales for the nine months ended April 30, 2016 compared to 10% for the nine months ended May 2, 2015. This growth is attributable to expanded sales to our new and existing foodservice partners and our e-commerce business.

Cost of Sales and Gross Profit

Our gross profit decreased approximately 1.1%, or $10.2 million, to $933.9 million for the nine months ended April 30, 2016, from $944.1 million for the nine months ended May 2, 2015. Our gross profit as a percentage of net sales decreased to 14.9% for the nine months ended April 30, 2016 compared to 15.4% for the nine months ended May 2, 2015. The decline in gross profit as a percentage of net sales in fiscal 2016 is primarily due to competitive pricing pressures, a reduction in fuel surcharges, moderated supplier promotional activity, a shift in the mix of sales towards lower margin sales channels, and the unfavorable impact of foreign exchange for the Company's Canadian business.

Operating Expenses

Our total operating expenses increased approximately 0.7%, or $5.0 million, to $772.3 million for the nine months ended April 30, 2016, from $767.2 million for the nine months ended May 2, 2015. The increase in total operating expenses for the nine months ended April 30, 2016 was primarily due to costs to service higher sales volume coupled with $4.8 million of severance and other transition costs recorded during fiscal 2016 compared to $0.8 million during fiscal 2015 related to previously announced restructuring plans. Total operating expenses for the nine months ended April 30, 2016 also included $1.9 million of acquisition related costs and $2.5 million of startup costs related to the Company's Gilroy, California facility. As a percentage of net sales, total operating expenses decreased to approximately 12.3% for the nine months ended April 30, 2016, from approximately 12.5% for the nine months ended May 2, 2015. Total operating expenses for the nine months ended May 2, 2015 included startup costs of approximately $2.4 million related to our Hudson Valley, New York, and Auburn, California facilities, and $0.8 million of restructuring and impairment charges as we ceased primary operations at our Canadian facility in Scotstown, Quebec, which was acquired in 2010.

Total operating expenses for the nine months ended April 30, 2016 include share-based compensation expense of $12.7 million, compared to $12.0 million in the nine months ended May 2, 2015. Share-based compensation expense was higher during the nine months ended April 30, 2016 primarily due to a reduction in the prior year comparable period in performance-based share-based compensation expense related to our long-term equity incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income decreased approximately 8.6%, or $15.2 million, to $161.6 million for the nine months ended April 30, 2016, from $176.9 million for the nine months ended May 2, 2015. As a percentage of net sales, operating income was 2.6% for the nine months ended April 30, 2016 as compared to 2.9% for the nine months ended May 2, 2015.

Other Expense (Income)

Other expense, net was $11.1 million and $6.7 million for the nine months ended April 30, 2016 and May 2, 2015, respectively. Interest expense was $11.7 million for the nine months ended April 30, 2016 compared to $10.7 million for the nine months ended May 2, 2015. This increase was driven by $0.8 million of additional interest expense recorded in fiscal 2016 related to our lease of office space for our corporate headquarters in Providence, Rhode Island, which was amended in the second quarter of fiscal 2015. Interest income was $1.0 million for the nine months ended April 30, 2016 compared to $0.3 million for the nine months ended May 2, 2015. Other expense was $0.4 million for the nine months ended April 30, 2016 compared to other income of $3.8 million for the nine months ended May 2, 2015. This change was primarily due to a pre-tax gain of $4.2 million recorded in the third quarter of fiscal 2015 associated with a transfer of land on which we constructed our Prescott, Wisconsin facility.

Provision for Income Taxes

Our effective income tax rate was 39.5% and 39.7% for the nine months ended April 30, 2016 and May 2, 2015, respectively. The decrease in the effective income tax rate for the nine months ended April 30, 2016 was primarily due to additional federal and state tax credits.

Net Income

Reflecting the factors described in more detail above, net income decreased approximately $11.6 million to $91.1 million, or $1.81 per diluted share, for the nine months ended April 30, 2016, compared to $102.6 million, or $2.04 per diluted share, for the nine months ended May 2, 2015.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility and term loan facility, operating leases, a finance lease, capital lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient to finance our operations and planned capital expenditures over the next 12 months. The condensed consolidated statement of cash flows presents proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and real-estate backed term loan facility on a gross basis.  We expect to generate $200 million to $220 million in cash flow from operations for the 2016 fiscal year. We intend to continue to utilize this cash generated from operations to fund investments in working capital and capital expenditure needs and reduce our debt levels. This cash would also be available to finance all or a portion of the purchase price for any acquisitions we may identify and pursue. We intend to manage capital expenditures of approximately 0.5% of net sales for fiscal 2016 reflecting a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for the remainder of fiscal 2016 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada profits as they have no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

On April, 29, 2016, we entered into an amendment to our amended and restated revolving credit facility (the "Amendment") which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Amendment, the amended and restated revolving credit facility provides an option to increase the borrowing base by up to an additional $600 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding. The borrowings of the U.S. portion of the amended and restated credit facility, after giving effect to the Amendment, accrue interest, at the LIBOR rate plus an applicable margin of 1.25% for the first twelve months. After this period, the interest is accrued at our option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an initial margin of 0.25%, or (ii) the LIBOR rate plus an applicable margin of 1.25%. The borrowings on the Canadian portion of the credit facility for Canadian swing-line loans, Canadian overadvance loans or Canadian protective advances accrue interest, at our option, at either (i) a prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers'

acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an initial margin of 1.25%, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an initial margin of 1.25%. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. We are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.

Our borrowing base under the amended and restated revolving credit facility is determined as the lesser of (1) $850.0 million U.S. dollars plus $50.0 million Canadian dollars or (2) the fixed percentages of our previous fiscal month-end eligible accounts receivable and inventory levels. As of April 30, 2016, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, net of $8.0 million of reserves, was $853.7 million. As of April 30, 2016, we had $266.9 million of borrowings outstanding under our amended and restated revolving credit facility and $35.1 million in letter of credit commitments which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $551.7 million as of April 30, 2016. On May 13, 2016, in connection with our closing of our acquisition of Haddon House, we borrowed $217.5 million under the amended and restated revolving credit facility.

The amended and restated revolving credit facility subjects us to a springing minimum fixed charge coverage ratio (as defined in the underlying credit agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when aggregate availability (as defined in the underlying credit agreement) is less than the greater of (i) $65.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the three months ended April 30, 2016.

On August 14, 2014, we and certain of our subsidiaries entered into a real estate backed term loan agreement (the "Term Loan Agreement"). The total initial borrowings under our term loan facility were $150.0 million. We are required to make $2.5 million principal payments quarterly. Under the Term Loan Agreement, we at our option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.

On April 29, 2016, the Company entered into a First Amendment Agreement (the “Term Loan Amendment”) to the Term Loan Agreement which amends the Term Loan Agreement. The Term Loan Amendment was entered into to reflect the changes to the amended and restated revolving credit facility reflected in the Amendment. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility, as amended. Borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 1.50%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 2.50%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The borrowers’ obligations under the Term Loan Agreement are secured by certain parcels of the borrowers’ real property.

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

On January 23, 2015 we entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for us to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging. During the three and nine months ended April 30, 2016 the impact of our interest rate swap increased interest expense by $0.5 million and $1.6 million, respectively.

Net cash provided by operations was $205.6 million for the nine months ended April 30, 2016, a change of $211.8 million from the $6.2 million used in operations for the nine months ended May 2, 2015. The primary reasons for the net cash provided by operations for the nine months ended April 30, 2016 were net income of $91.1 million, a decrease in inventories of $1.2 million and a decrease in accounts receivable of $1.6 million due to the timing of collections, and an increase in accounts payable of $31.9 million. The primary reasons for the net cash used in operations for the nine months ended May 2, 2015 were an increase in inventories of $116.7 million and an increase in accounts receivable of $67.2 million due to our sales growth during the first nine months of fiscal 2015, partially offset by an increase in accounts payable of $30.1 million and net income of $102.6 million. Days in inventory decreased to 48 days at April 30, 2016, compared to 50 days at August 1, 2015. Days sales outstanding decreased slightly to 20 days at April 30, 2016 compared to 22 days at August 1, 2015, resulting in an improvement in the Company's cash flows from operations. Working capital decreased by $62.5 million, or 6.1%, from $1.02 billion at August 1, 2015 to $0.96 billion at April 30, 2016.

Net cash used in investing activities increased $9.5 million to $118.2 million for the nine months ended April 30, 2016, compared to $108.6 million for the nine months ended May 2, 2015. The increase from the nine months ended May 2, 2015 was primarily due to an increase in cash paid for acquisitions compared to fiscal 2015, offset by a $69.5 million reduction in capital spending.

Net cash used in financing activities was $84.8 million for the nine months ended April 30, 2016. We present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan facility on a gross basis. The net cash used in financing activities was primarily due to gross repayments of our revolving credit line and long term debt of $471.7 million and $8.3 million, respectively, offset in part by borrowings on our revolving credit facility of $375.2 million and increases in bank overdrafts of $21.8 million. Net cash provided by financing activities was $122.6 million for the nine months ended May 2, 2015, primarily due to gross borrowings under our revolving credit line and long-term debt of $567.8 million and $150.0 million, respectively, and increases in bank overdrafts of $33.1 million, offset by repayments of our revolving credit line and long-term debt of $621.9 million and $8.3 million, respectively.

From time-to-time, we enter into fixed price fuel supply agreements. As of April 30, 2016, we had entered into agreements which require us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 2016. As of May 2, 2015, we had entered into agreements which required us to purchase a total of approximately 7.4 million gallons of diesel fuel at prices ranging from $3.20 to $3.92 per gallon through December 2015. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the nine months ended April 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As discussed in more detail in Note 6 of the condensed consolidated financial statements, we have entered into an interest rate swap agreement to fix our effective interest rate for a portion of the borrowings under our term loan. In addition, from time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended August 1, 2015.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not realize the anticipated benefits from our acquisitions of Global Organic, Nor-Cal, and Haddon House.

We cannot assure you that our acquisitions of Global Organic, Nor-Cal or Haddon House will enhance our financial performance. Our ability to achieve the expected benefits of these acquisitions will depend on, among other things, our ability to effectively translate our business strategies into a new set of products, our ability to retain and assimilate the acquired businesses' employees, our ability to retain customers and suppliers on terms similar to those in place with the acquired businesses, our ability to expand the products we offer in many of our markets to include the products distributed by these businesses, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of the businesses that we acquired might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
10.1+
Third Amended and Restated Loan and Security Agreement dated April 29, 2016, by and among United Natural Foods, Inc. and United Natural Foods West, Inc., as U.S. Borrowers, UNFI Canada, Inc., as Canadian Borrower, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian Agent for the Lenders and the other parties thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016 (File No. 1-15723)).

10.2+
First Amendment Agreement dated April 29, 2016, by and among United Natural Foods, Inc. and Albert’s Organics, Inc., as Borrowers, the Lenders that are party to the Term Loan Agreement dated August 14, 2014, and Bank of America, N.A. as Administrative Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016 (File No. 1-15723)).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 9, 2016