Form 10-K
period 2016-07-30
UNITED NATURAL FOODS INC
filed 2016-09-28
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2016
or
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer X	Accelerated Filer __
Non-accelerated Filer __ (Do not check if a smaller reporting company)	Smaller Reporting Company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
The aggregate market value of the common stock held by non-affiliates of the registrant was $1,762,586,087 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 29, 2016. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 12, 2016 was 50,388,499.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 2016 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

UNITED NATURAL FOODS, INC.
FORM 10-K

PART I.
ITEM 1.    BUSINESS
Unless otherwise specified, references to "United Natural Foods," "UNFI," "we," "us," "our" or "the Company" in this Annual Report on Form 10-K ("Annual Report" or "Report") mean United Natural Foods, Inc. and all entities included in our consolidated financial statements. See the consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Report for information regarding our financial performance.
Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada, and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor principally focused on the natural, organic and specialty products industry. We offer more than 100,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada which can be classified as follows:

•
independently owned natural products retailers, which include single store and chain accounts (excluding Supernatural), which carry more than 90% natural products and buying clubs of consumer groups joined to buy products;

•
supernatural chains, which consist of chain accounts that are national in scope and carry greater than 90% natural products, and at this time currently consists solely of Whole Foods Market, Inc. ("Whole Foods Market");

•	supermarkets, which include accounts that also carry conventional products, and at this time currently include chain accounts, supermarket independents, and gourmet and ethnic specialty stores; and

•	other, which includes foodservice, e-commerce and international customers outside of Canada.
We were the first organic food distribution network in the United States designated as a "Certified Organic Distributor" by Quality Assurance International, Inc. ("QAI"), an organic certifying agency accredited by the United States Department of Agriculture ("USDA"). This process involved a comprehensive review by QAI of our operating and purchasing systems and procedures. This certification covers all of our broadline distribution centers in the United States, except for facilities acquired in connection with the acquisitions of Tony's Fine Foods ("Tony's"), Haddon House Food Products Inc. ("Haddon"), Nor-Cal Produce, Inc. ("Nor-Cal") and Gourmet Guru Inc. ("Gourmet Guru"). Although not designated as a "Certified Organic Distributor" by QAI, the three Tony's California locations are certified as Organic by the State of California Department of Public Health Food and Drug Branch, and Nor-Cal is currently registered with the California Department of Food and Agriculture Organic Program as an organic handler. In addition, our Canadian distribution centers in British Columbia, Ontario and Quebec all hold one of the following organic distributor certifications: QAI, EcoCert Canada or ProCert Canada. Our distribution center located in Ontario also offers a large selection of Kosher certified, non-organic products.
Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2006, our net sales have increased at a compounded annual growth rate of 13.3%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high-quality service and broader product selection, including specialty products, the acquisition of, or merger with, natural, organic, conventional produce and specialty product distributors; our efforts to increase the number of conventional supermarket customers to whom we distribute products; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.
We have been the primary distributor to Whole Foods Market for more than eighteen years. Under the terms of our agreement with Whole Foods Market, we serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our agreement with Whole Foods Market expires on September 28, 2025.
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc. ("UNFI West"), for consideration of approximately $202.7 million. With the completion of the transaction, Tony's became a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony's has provided us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.
During fiscal 2015, we began shipping customers both center of the store products and an enhanced selection of fresh, perishable products. Our customers utilized both UNFI’s broadline and Tony's offerings, including grocery, refrigerated, protein, specialty cheese and prepared foods. Our customers’ broad utilization supports our belief that there is significant value in UNFI's position as a leading provider of logistics, distribution and category management for both center store and perimeter products. Additionally, we believe that gourmet and ethnic products and fresh foods represent significant incremental growth opportunities for UNFI and as a result we acquired Haddon, a leading distributor of gourmet and ethnic products in the Eastern United States in May 2016.
In March 2016, the Company acquired certain assets of Global Organic/Specialty Source, Inc. and related affiliates (collectively "Global Organic") through our wholly owned subsidiary Albert's Organics, Inc. ("Albert's"), for consideration of approximately $20.6 million in cash. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Global Organic's operations have been combined with the existing Albert's business in the Southeast and operate as Albert's.
In March 2016, the Company acquired all of the outstanding stock of Nor-Cal and an affiliated entity as well as certain real estate, for approximately $68.6 million in cash, subject to certain customary post-closing adjustments. With the completion of the transaction, Nor-Cal became a wholly-owned subsidiary and continues to operate as Nor-Cal Produce, Inc. Founded in 1972, Nor-Cal is a distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. We believe that our acquisition of Nor-Cal will aid in our efforts to expand our fresh offering, particularly within the conventional produce segment.

In May 2016, the Company completed its acquisition of all of the outstanding equity interests of Haddon and certain affiliates in a cash transaction for approximately $219.1 million, subject to certain customary post-closing adjustments. With the completion of the transaction, Haddon became a wholly-owned subsidiary of UNFI and continues to operate as Haddon House Food Products, Inc. Founded in 1960, Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. We believe that our acquisition of Haddon will expand the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories.

In August 2016, the Company acquired all of the outstanding stock of Gourmet Guru in cash. Founded in 1996 and headquartered in Bronx, New York, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets.
Our ability to distribute specialty food items (including ethnic, kosher and gourmet products) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several fiscal years we have been awarded new business with a number of conventional supermarkets. We believe our acquisition of Haddon will expand our capabilities in the specialty category and we expect to expand our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that the distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
We are a Delaware corporation based in Providence, Rhode Island, and we conduct business through our various wholly owned subsidiaries. We operated thirty-three distribution centers at our 2016 fiscal year end, and we believe that our approximately 8.7 million square feet of distribution space provide us with the largest capacity of any distributor that primarily distributes natural, organic and specialty products in the United States or Canada.
We operate thirteen natural products retail stores within the United States, located primarily in Florida (with two locations in Maryland and one in Massachusetts), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). In the first quarter of fiscal 2017, the Company closed two of these store locations that had been underperforming. We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. In addition, our subsidiary doing business as Woodstock Farms Manufacturing specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections for our customers and in branded products of our own.

Our Industry
The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $131.2 billion in calendar 2015, a growth of $10.8 billion or approximately 9.0% from calendar 2014. According to The Specialty Food Association, a leading specialty food industry trade publication, sales in calendar 2015 were $120.5 billion, representing growth of 21.3% from calendar 2013. We believe the growth of the natural and specialty products industries is a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.
Our Operating Structure
Our operations are comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States;

◦	UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada;

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States;

◦	Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States;

◦	Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items in Northern California;

◦	Haddon, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products throughout the Eastern United States; and

◦	Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins, which operates our thirteen natural products retail stores within the United States; and

•	our manufacturing and branded products divisions, consisting of

◦
Woodstock Farms Manufacturing, which specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections; and

◦	our Blue Marble Brands branded product lines.
Wholesale Division
Our broadline distribution business is organized into three regions—our Eastern Region, Western Region and our Canadian Region. We distribute natural, organic and specialty products in all of our product categories to customers in the Eastern and Midwestern portions of the United States through our Eastern Region and to customers in the Western and Central portions of the United States through our Western Region. Our Canadian Region distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2016 fiscal year end, our Eastern Region operated ten distribution centers, which provided approximately 3.6 million square feet of warehouse space, our Western Region operated seven distribution centers, which provided approximately 2.9 million square feet of warehouse space and our Canadian Region operated four distribution centers, which provided approximately 0.3 million square feet of warehouse space.
Through Tony's, we distribute perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods. Tony's operates out of four distribution centers strategically located on the West coast in California and Washington, providing approximately 0.5 million square feet of warehouse space. The three California locations are certified as Organic by the State of California Department of Public Health-Food and Drug Branch. In addition to the four Tony's facilities, the Company has begun to distribute Tony's perishable products in other broadline distribution centers, including our Aurora, Colorado facility.
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
Through Nor-Cal, we distribute conventional and organic produce and other fresh products principally in Northern California. Nor-Cal operates out of a distribution center in West Sacramento, California, providing approximately 80,000 square feet of warehouse space.

Through Haddon, we distribute natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon operates out of two distribution centers, strategically located in Howell Township, New Jersey and Richburg, South Carolina, providing approximately 0.7 million square feet of warehouse space. We are in the process of integrating Haddon's operations with ours and anticipate the Haddon distribution centers will become part of our broadline network in the Eastern Region. This will allow for Haddon products to be rolled out to our other broadline distribution centers.
Through Select Nutrition, we distribute more than 14,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.
Certain of our distribution centers are shared by multiple operations within our wholesale division.
In August 2016, we launched a new initiative to organize our sales structure in the United States. We believe this initiative will bring our teams closer to retail operators and will contribute to us providing an exemplary customer experience. This new structure is regional with a Pacific, Central, and Atlantic region. Each region will have a president responsible for all our products and services within the territory, including fresh, grocery, wellness, e-commerce, food services, and ethnic gourmet. Territory managers in these regions will now sell across our complete lines of products. This change brings us to our customer more frequently with all of our service offerings and we anticipate identifying and taking advantage of sales opportunities from our customers having a single point of contact for all of our products and services.
Retail Division
We operate thirteen natural products retail stores as Earth Origins within the United States, ten of which are located in Florida, two in Maryland and one in Massachusetts. In the first quarter of fiscal 2017, the Company closed two of these store locations that had been underperforming. We believe that our retail business serves as a natural complement to our distribution business because it enables us to see market trends, develop new marketing programs and receive direct customer feedback.
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
Manufacturing and Branded Products Divisions
Our subsidiary, Woodstock Farms Manufacturing, specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections. We sell these items in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent owners. We operate an organic (USDA and QAI) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey that is SQF (Safety Quality Food) level 2 certified.
Our Blue Marble Brands portfolio is a collection of 15 organic, natural and specialty food brands representing more than 650 unique products. We have a dedicated team of marketing, supply chain and sales professionals that have a passion to energize our retail partners and provide consumers with affordable Non-GMO foods. Our unique Blue Marble Brands products are sold through our wholesale division, third-party distributors and directly to retailers. Our Field Day® brand is primarily sold to customers in our independent natural products retailer channel ("independent retailers"), and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets and supernatural chains which often have their own private label store brands. In connection with the acquisition of Haddon, we acquired six additional specialty food brands representing 350 unique products. We expect to combine these brands with the existing Blue Marble Brands to expand our branded product offerings.

Our Competitive Strengths
We believe we distinguish ourselves from our competitors through the following strengths:
We are a market leader with a nationwide presence in the United States and Canada.
We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of regional and local independent retailer customers, conventional supermarket chains, and the supernatural chain. The opening of a new facility in Hudson Valley, New York in September 2014 and the acquisition of the Haddon facility in Howell Township, New Jersey, has provided additional space to serve the growing New York City metropolitan market. The addition of these facilities will allow our other facilities to be deployed to further penetrate our northeastern, mid-Atlantic and southeastern markets. Also aiding in the southeast is the acquisition of Haddon's facility in Richburg, South Carolina, which further increases our capacity in the southeastern United States. We believe the opening of our facilities in Racine and Prescott, Wisconsin in June 2014 and April 2015, respectively, and Gilroy, California in February 2016, will allow us to serve the markets in and around Twin Cities, Minnesota, Greater Chicago and California, respectively, with greater operational efficiencies. We believe that our network of thirty-three distribution centers (including four in Canada) creates significant advantages over smaller national and regional distributors. Our presence across the United States and Canada in many instances positions us to have locations closer to our customers than our competitors, offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.
We are an efficient distributor.
We believe that our scale affords us significant benefits within a highly fragmented industry including volume purchasing opportunities and warehouse and distribution efficiencies. Our continued growth has allowed us to expand our existing facilities and open new facilities as we seek to achieve maximum operating efficiencies, including reduced fuel and other transportation costs, and has created sufficient capacity for future growth. Some of the efficiency improvements we have instituted include the centralization of general and administrative functions, the consolidation of systems applications among physical locations and regions and the optimization of customer distribution routes. We have made significant investments in our people, facilities, equipment and technology to broaden our footprint and enhance the efficiency of our operations. Key examples in the last several years include the following:

•
In May 2013 our Albert's division commenced operations at a new 55,000 square foot distribution facility in Logan Township, New Jersey which allows us to more efficiently serve our growing customer base on the East Coast, including the New York City metropolitan market.

•
In June 2013 we commenced operations at a new 540,000 square foot distribution center in Aurora, Colorado and consolidated all existing Aurora operations including an Albert's location and off-site storage into one building.

•	In June 2014 we commenced operations at a new 450,000 square foot distribution center in Racine, Wisconsin.

•	In connection with the acquisition of Tony's in July 2014, we acquired four distribution centers in California and Washington with approximately 500,000 square feet of combined distribution space.

•
In September 2014 we commenced operations at a new 510,000 square foot distribution center in Hudson Valley, New York which allows us to service the growing New York City metropolitan market and to transfer certain routes from our York, Pennsylvania, Chesterfield, New Hampshire and Dayville, Connecticut distribution centers.

•	In April 2015 we commenced operations at a new 300,000 square foot distribution center in Prescott, Wisconsin which services the Twin Cities market.

•	In February 2016 we commenced operations at a new 400,000 square foot distribution center in Gilroy, California.

•
In connection with the acquisition of Global Organic in March 2016, we acquired additional distribution capacity adjacent to our existing Sarasota, Florida facility, which increased distribution space by approximately 80,000 square feet.

•	In connection with the acquisition of Nor-Cal in March 2016, we acquired an 80,000 square foot distribution center in West Sacramento, California.

•
In connection with the acquisition of Haddon in May 2016, we acquired a distribution center in each of New Jersey and South Carolina with approximately 700,000 square feet of combined distribution space.

We have extensive and long-standing customer relationships and provide superior service.
Throughout the 40 years of our and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. In particular, we have been the primary supplier of natural and organic products to the largest supernatural chain in the United States, Whole Foods Market, for more than 18 years. We believe a key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average broadline distribution in-stock service level for fiscal 2016, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 97%. We believe that our high distribution service levels are attributable to our experienced inventory planning and replenishment department and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.
We have an experienced, motivated management team.
Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our ten executive officers has over twenty-seven years of experience in the retail, natural products or food distribution industry. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore management is incentivized to generate continued strong operating results in the future.
Our Growth Strategy
We seek to maintain and enhance our position within the natural and organic industry in the United States and Canada and to increase our market share in the specialty products industry. Since our formation, we have grown our business organically and through the acquisition of a number of distributors and suppliers, which has expanded our distribution network, product selection and customer base. For example, we acquired our Albert's, UNFI Canada, Earth Origins, Woodstock Farms Manufacturing, Tony's, Haddon, Nor-Cal and specialty businesses.
From fiscal 2009 through fiscal 2015, our strategic plan focused on increasing market share, particularly in our conventional supermarket channel. This channel typically generates lower gross margins than our independent retailer channel, but also typically has lower operating expenses. Beginning with our acquisition of Tony's in July 2014, our strategy has shifted as we have moved more heavily into the growing market of perishable food products and focused on our "building out the store" strategy, which focuses on delivering more products sold in the perimeter of our customers' stores. Our acquisitions of Haddon, Nor-Cal and Global Organic continue this current strategy, with the addition of gourmet ethnic products and conventional produce. Our strategic plan also includes the roll-out of new technology including a national warehouse management and procurement system and transportation management system upgrade. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect with increased sales to the conventional supermarket and supernatural channels and from sales of our fresh perishable products, which can sell for a lower gross margin than our other natural, organic and specialty products.
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
Expanding Our Customer Base
As of July 30, 2016, we served more than 43,000 customer locations primarily in the United States and Canada. We plan to expand our coverage of the natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs, restaurants and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, including our increased array of specialty protein, cheese, deli, food service and bakery offerings as a result of our acquisition of Tony's and gourmet ethnic products as a result of our acquisition of Haddon, we believe that we have the opportunity to continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. We have gained new business from a number of conventional supermarket customers, including Giant-Landover, Giant Eagle, Shop-Rite, Kings, Raley's, Harris Teeter and Wegmans, partially as a result of our complementary product selection and acquisitions.
Increasing Our Market Share of Existing Customers' Business

We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, our largest customer. We intend to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier by offering the broadest product selection in our industry at competitive prices. With the expansion of fresh, perishable and specialty product offerings, including proteins, cheeses and deli items as a result of the Tony's acquisition, and ethnic and gourmet items as a result of the Haddon acquisition, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to continue to grow within the conventional supermarket, supernatural and independent channels.
Continuing to Improve the Efficiency of Our Nationwide Distribution Network
We have invested significant capital in our distribution network and infrastructure over the past five fiscal years. We are at the end of our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon, which operates distribution centers in New Jersey and South Carolina, we are unlikely to open or commence construction on a new distribution center in the next twelve months.
We will strive to continue to maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with transportation expense savings and incremental fixed cost leverage, should lead to continued improvements in our operating performance.
Expanding into Other Distribution Channels and Geographic Markets
We believe that we will be successful in continuing to expand into the foodservice and e-commerce channels as well as continuing to develop our presence outside of the United States and Canada through our relationships with brokers primarily in Asia and the Caribbean. We will continue to seek to develop regional relationships and alliances with companies in the foodservice channel and the e-commerce channel and seek other alliances outside the United States and Canada.
Continuing to Selectively Pursue Opportunistic Acquisitions
Throughout our history, we have successfully identified, consummated and integrated multiple acquisitions. Since fiscal 2000, we have successfully completed nineteen acquisitions of distributors, manufacturers and suppliers, the most recent being the acquisitions of Haddon, Global Organic and Nor-Cal during fiscal 2016 and Gourmet Guru in the first quarter of fiscal 2017. We intend to continue to selectively pursue opportunistic acquisitions to expand the breadth of our distribution network, increase our efficiency, procure beneficial customer relationships or add additional products and capabilities.
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
Our Customers
We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2016:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•
Other customers, including Kroger, Natural Grocers, Wegmans, Sprouts Farmers Market, Giant-Carlisle, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Food Lion, Bashas', Shop-Rite, Publix, Raley's, Lucky's and Fred Meyer.

Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2016, and accounted for approximately 35% of our net sales.

Net sales by channel were adjusted in fiscal 2016 to reflect changes in the classification of customer types resulting from an in-depth analysis of our customer channel classifications. This process was undertaken to ensure consistency in reporting across all of the Company's divisions. There was no financial statement impact as a result of revising the classification of customer types. The following table lists the percentage of net sales by customer type for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014 after giving effect to the reclassification:

	Percentage of Net Sales
Customer Type	2016	2015	2014
Independently owned natural products retailers	27%	27%	30%
Supernatural chains	35%	34%	36%
Conventional supermarkets and mass market chains	27%	29%	27%
Other	11%	10%	7%
We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international sales, including those by UNFI Canada, represented approximately four percent of our business in fiscal 2016 and fiscal 2015 and five percent in fiscal 2014. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to continue to grow our Canadian operations and our foodservice and e-commerce businesses, both of which include customers based outside of the United States.
Our Marketing Services
We offer a variety of marketing services designed to increase sales for our customers and suppliers, including consumer and trade marketing programs, as well as programs to support suppliers in understanding our markets. Trade and consumer marketing programs are supplier-sponsored programs that cater to a broad range of retail formats. These programs are designed to educate consumers, profile suppliers and increase sales for retailers, many of which do not have the resources necessary to conduct such marketing programs independently.
Our consumer marketing programs include:

•
multiple monthly, region-specific, consumer circular programs, with the participating retailer’s imprint featuring products sold by the retailer to its customers. The monthly circular programs are structured to pass through the benefit of our negotiated discounts and advertising allowances to the retailer, and also provide retailers with shelf tags corresponding to each month's promotions. We also offer a web-based tool which retailers can use to produce highly customized circulars and other marketing materials for their stores.

•	quarterly coupon programs featuring supplier sponsored coupons, for display and distribution by participating retailers.

•
a truck advertising program that allows our suppliers to purchase advertising space on the sides of our hundreds of trailers traveling throughout the United States and Canada, increasing brand exposure to consumers.

Our trade marketing programs include:

•	wholesale biannual catalogs, which serve as a primary reference guide and ordering tool for retailers.

•	a Customer Portal advertising program that allows our suppliers to advertise directly to retailers using the portal.

•	a variety of programs with advertising focus on foodservice options designed to support accounts in that category.

•	programs designed to generate volume purchases and retail promotions.

•	monthly specials catalogs that highlight promotions and new product introductions.

•	specialized catalogs for holiday and seasonal products.
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

•
Supplier-In-Site (SIS), an information-sharing website that helps our suppliers better understand the independent natural channel in order to generate mutually beneficial incremental sales in an efficient manner.

•
Growth incentive programs, supplier-focused high-level sales and marketing support for selected brands, which foster our partnership by building incremental, mutually profitable sales for suppliers and us.

We keep current with the latest trends in the industry. Periodically, we conduct focus group sessions with certain key retailers and suppliers to ascertain their needs and allow us to better service them. We also provide our customers with:

•	quarterly reports of trends in the natural and organic industry;

•	product data information such as best seller lists, store usage reports and catalogs;

•	assistance with store layout designs; new store design and equipment procurement;

•	planogramming, shelf and category management support;

•	in-store signage and promotional materials assistance with planning and setting up product displays;

•	shelf tags for products; and

•	a robust customer portal with product information, search and ordering capabilities, reports and publications.
Our Products
Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 100,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brand, regional brand, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our branded product lines address certain needs of our customers, including providing a lower-cost label known as Field Day.
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
Our Suppliers
We purchase our products from more than 10,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large and growing customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 10% of our total purchases in fiscal 2016. Our largest supplier, Hain Celestial Group, Inc. ("Hain"), accounted for approximately 5% of our total purchases in fiscal 2016. However, we believe the product categories we purchase from Hain can be purchased from a number of other suppliers.
We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $18.9 million as of July 30, 2016.

Our Distribution System
We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundred miles away. We believe that we incur lower inbound freight expense than our regional competitors, because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased trucks, contract carriers and the suppliers themselves. When financially advantageous, we backhaul between vendors or satellite, staging facilities and our distribution centers using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between our distribution centers if needed, which helps to reduce out of stocks and to sell perishable products prior to their expiration date.
We lease most of our trucks from national leasing companies such as Ryder Truck Leasing and Penske Truck Leasing, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles. Other trucks are leased from regional firms that offer competitive services.
We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through United States Postal Service, the United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States and Canada are typically shipped by ocean-going containers on a weekly basis.
Our Focus on Technology
We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations in an effort to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locator/retrieval assignment systems. At most of our receiving docks, warehouse associates attach computer-generated, preprinted locator tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. We are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington, Prescott, Wisconsin, Racine, Wisconsin, Hudson Valley, New York, Auburn, California, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut and Gilroy, California facilities, and we expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2018.
Intellectual Property
We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession which upon loss would have a material adverse effect on our results of operations or financial condition.
Competition
Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"). In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States and Canada with numerous smaller regional and local distributors of natural, organic, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries who have significantly expanded their natural and organic product offerings in recent years and companies that distribute to their own retail facilities.
We believe that distributors in the natural and specialty products industries primarily compete on distribution service levels, product quality, depth of inventory selection, price and quality of customer service. We believe that we currently compete effectively with respect to each of these factors.
Our natural products retail stores compete against other natural products outlets, supernatural chains, conventional supermarkets and specialty stores. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location. We believe that we currently compete effectively with respect to each of these factors.

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
Employees
As of July 30, 2016 we had approximately 9,554 full and part-time employees, 363 of whom (approximately 3.8%) are covered by collective bargaining agreements at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa, Moreno Valley, California, Dayville, Connecticut and Nor-Cal's West Sacramento, California facilities. The Auburn, Washington, Edison, New Jersey, Iowa City, Iowa, Moreno Valley, California, Dayville, Connecticut and West Sacramento, California agreements expire in February 2017, June 2017, June 2017, March 2019, July 2019 and May 2020, respectively. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.
In July 2016, the National Labor Relations Board certified the election results of our drivers in Hudson Valley, New York to be represented by the Teamsters union. We are in the process of negotiating a collective bargaining agreement with these employees.
Seasonality
Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management's ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages and general economic conditions.
Available Information
Our internet address is http://www.unfi.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Report on Form 10-

K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.
We have adopted a code of conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and employees within our finance operations and sales departments. Our code of conduct and ethics is publicly available on our website at www.unfi.com and is available free of charge by writing to United Natural Foods, Inc., 313 Iron Horse Way, Providence, Rhode Island 02908, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.unfi.com. Please note that our website address is provided as an inactive textual reference only.
Executive Officers of the Registrant
Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors. Our executive officers and their ages as of September 28, 2016 are listed below:

Name	Age	Position
Steven L. Spinner	56	President and Chief Executive Officer
Michael P. Zechmeister	49	Senior Vice President, Chief Financial Officer and Treasurer
Sean F. Griffin	57	Chief Operating Officer
Danielle Benedict	43	Senior Vice President, Human Resources
Eric A. Dorne	55	Chief Administrative and Information Officer
Paul S. Green	54	President, Pacific Region
John M. Hummel	45	President, Central Region
Craig H. Smith	57	Senior Vice President, Fresh Sales
Christopher P. Testa	46	President, Atlantic Region
Joseph J. Traficanti	65	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary

Steven L. Spinner has served as our President and Chief Executive Officer and as a member of our Board of Directors since September 2008. Mr. Spinner served as the Interim President of our Eastern Region, from September 2010 to December 2010. Prior to joining us in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company ("PFG") from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG's President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG's Senior Vice President and Chief Executive Officer—Broadline Division from February 2002 to May 2005 and as PFG's Broadline Division President from August 2001 to February 2002. Mr. Spinner has served as director of ArcBest Corporation since July 2011 and as its Lead Independent Director since April 2016.
Michael P. Zechmeister has served as our Senior Vice President since September 2015 and as our Chief Financial Officer since October 2015. Prior to joining us, Mr. Zechmeister served in a variety of senior finance roles with General Mills, Inc., including most recently as Vice President, Finance at Yoplait USA from 2012 to September 2015. In addition, Mr. Zechmeister was Vice President and Treasurer from 2010 to 2012, Vice President, Finance US Retail Sales from 2007 to 2010 and Vice President, Finance, Pillsbury Division from 2005 to 2007.
Sean F. Griffin has served as our Chief Operating Officer since September 2014. Mr. Griffin previously served as our Senior Vice President, Group President from June 2012 to September 2014 and as our Senior Vice President, National Distribution from January 2010 to June 2012. Prior to joining us, Mr. Griffin was East Region Broadline President of PFG. Previously he served as President of PFG in Springfield, MA from 2003 until 2008. He began his career with Sysco Corporation in 1986 and has held various leadership positions in the foodservice distribution industry with U.S. Foodservice, Alliant Foodservice and Sysco Corporation.
Danielle Benedict has served as our Senior Vice President Human Resources since May 2016. Mrs. Benedict previously served as our National Vice President Human Resources from August 2014 to May 2016 and as our Director Compensation & Benefits from April 2013 to August 2014. Prior to joining us, Ms. Benedict was Vice President Human Resources & Leadership Development at Clean Harbors Environmental Services from 2007 to 2013.  She began her career with Dunkin Brands, Inc. in 1999.

Eric A. Dorne was appointed as our Chief Administrative and Information Officer in September 2016. Mr. Dorne previously served as our Senior Vice President, Chief Information Officer from September 2011 to September 2016. Prior to joining us, Mr. Dorne was Senior Vice President and Chief Information Officer for The Great Atlantic & Pacific Tea Company, Inc., the parent company of the A&P, Pathmark, SuperFresh, Food Emporium and Waldbaum's supermarket chains located in the Eastern United States from January 2011 to August 2011, and Vice President and Chief Information Officer from August 2005 to January 2011. In his more than 30 years at The Great Atlantic & Pacific Tea Company, Mr. Dorne held various executive positions including Vice President of Enterprise IT Application Management and Development, Vice President of Store Operations Systems and Director of Retail Support Services.
Paul S. Green has served as our President, Pacific Region since August 2016. Mr. Green previously served as our Senior Vice President, Operations from June 2014 to August 2016 and Vice President, Operations from May 2010 to June 2014. Prior to joining us, Mr. Green was Vice President of Sales for PFG-Springfield, MA from 2008 until 2010 and Vice President of Operations for PFG-Springfield, MA from 2005 until 2008. Mr. Green held various other leadership positions in his ten years at PFG. He began his career with Fleming Foods and held several positions over 16 years.
John M. Hummel has served as our President, Central Region, since August 2016. Mr. Hummel previously served as our Vice President of Distribution, Central Region, from May 2013 until July 2016. Prior to joining us, he was Corporate Vice President of Operations for Reinhart FoodService, LLC, a division of Reyes Holdings, LLC, from 2005 until 2013. In his 24 years at Reinhart, he held other key divisional leadership roles, including Director of Physical Distribution for their largest location in Milwaukee, Wisconsin. He began his career with Walter's Food Service, Inc., in 1987 and has held various leadership positions in other large scale foodservice distribution organizations such as PepsiCo Food Systems/AmeriServe and Institution Food House.
Craig H. Smith has served as our Senior Vice President, Fresh Sales since August 2016. Mr. Smith previously served as our Senior Vice President, National Sales and Service from September 2013 to July 2016. Prior to that, Mr. Smith served as our President of the Eastern Region from December 2010 to August 2013. Prior to joining us, Mr. Smith was Atlantic Region President of U.S. Foodservice, a leading broadline foodservice distributor of national, private label, and signature brand items in the United States from May 2008 to December 2010. In his 17 years at U.S. Foodservice, Mr. Smith held various executive positions including Senior Vice President Street Sales, North Region Zone President, Detroit Market President and Boston Market President. Prior to U.S. Foodservice, Mr. Smith held several positions at foodservice industry manufacturer and distributor Rykoff-Sexton, Inc. from 1982 until 1993.
Christopher P. Testa has served as our President, Atlantic Region since August 2016. Mr. Testa previously served as President, Woodstock Farms Manufacturing since September 2012 and President, Blue Marble Brands since August 2009. Prior to joining us, Mr. Testa served as Vice President of Marketing for Cadbury Schweppes Americas Beverages from August 2002 to May 2005 and as CEO of Wild Waters, Inc. from May 2005 to August 2009.
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
Whole Foods Market accounted for approximately 35% of our net sales in fiscal 2016. We serve as the primary distributor of natural, organic and specialty non-perishable products to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement which expires on September 28, 2025. Through our Tony's subsidiary, we also sell certain specialty protein, cheese, and deli items to certain Whole Foods Market stores in California and other states in the Western United States. Whole Foods Market was Tony's largest customer in fiscal 2016. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market is an important element to our continued growth.

The loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities, closures of their stores or reductions in the amount of products that Whole Food Market sells to its customers, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, our business, financial condition or results of operations may be materially and adversely affected.
In addition to our dependence on Whole Foods Market, we are also dependent upon sales to our conventional supermarket customers. Net sales to these customers accounted for approximately 27% of our total net sales in fiscal 2016. To the extent that customers in this group make decisions to utilize alternative sources of products, whether other distributors or through self distribution, our business, financial condition or results of operations may be materially and adversely affected.
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
Our business is a low margin business and our profit margins may decrease due to consolidation in the grocery industry and our focus on sales to the conventional supermarket channel.
The grocery distribution industry generally is characterized by relatively high volume of sales with relatively low profit margins. The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and we experience pricing pressures from suppliers and retailers. Sales to customers within our supernatural chain and conventional supermarket channels generate a lower gross margin than do sales to our independent customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must increase the amount of products we sell or reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be materially and adversely impacted.
Our business may be sensitive to inflationary and deflationary pressures.
Many of our sales are at prices that are based on our product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends of our customers' customers, which could adversely affect our sales. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers. If we are unable to reduce our expenses as a percentage of net sales, our business, financial condition or results of operations could be materially and adversely impacted.
Our customers generally are not obligated to continue purchasing products from us and larger customers that do have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend the contract at its expiration.
Many of our customers buy from us under purchase orders, and we generally do not have agreements with or long-term commitments from these customers for the purchase of products. We cannot assure you that these customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition or results of operations.
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
We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and we may market our services to a particular customer over a long period of time before we are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with us and many conventional supermarket chains have increased self-distribution of particular items that we sell or have increased their purchases of particular items that we sell directly from suppliers. New competitors are also entering our markets as barriers to entry for new competitors are relatively low. For instance, more natural and organic products are being sold in convenience stores and other big box retailers than was the case a few years ago and many of these customers are being serviced by conventional distributors or are self-distributing. Some of the mass market grocery distributors with whom we compete may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.
We cannot provide assurance that we will be able to compete effectively against current and future competitors.
We may not realize the anticipated benefits from our acquisitions of Global Organic, Nor-Cal, Haddon and Gourmet Guru.
We cannot assure you that our acquisitions of Global Organic, Nor-Cal, Haddon or Gourmet Guru will enhance our financial performance. Our ability to achieve the expected benefits of these acquisitions will depend on, among other things, our ability to effectively translate our business strategies into a new set of products, our ability to retain and assimilate the acquired businesses' employees, our ability to retain customers and suppliers on terms similar to those in place with the acquired businesses, our ability to expand the products we offer in many of our markets to include the products distributed by these businesses, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of the businesses that we acquired might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Failure to achieve these anticipated benefits could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.
Our investment in information technology may not result in the anticipated benefits.
In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Based on our currently anticipated timeline, we expect to complete the roll-out of our warehouse management system and transportation management system within our existing U.S. broadline facilities by the end of fiscal 2018. While we currently believe this revised timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our current plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers) which may have a material adverse effect on our business, financial condition or results of operations.
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
Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely affect our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. During periods of economic weakness, small to medium-sized businesses, like many of our independently owned natural products retailer customers, may be impacted more severely and more quickly than larger businesses. Similarly, these smaller businesses may be more likely to be more severely impacted by events outside of their control, like significant weather events. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could materially and adversely impact our business, financial condition or results of operations.
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
Our business strategy of increasing our sales of fresh, perishable items, which we accelerated with our acquisitions of Tony’s, Global Organic and Nor-Cal, may not produce the results that we expect.
A key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products that are typically found in the perimeter of our customers’ stores, in addition to the products we have historically distributed, will differentiate us from our competitors and increase demand for our products.

We accelerated this strategy with our acquisitions of Tony’s, Global Organic and Nor-Cal. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition and results of operations may be materially and adversely affected.
We may have difficulty managing our growth.
The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives, acquire or timely construct new distribution centers or expand our existing distribution centers, or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations, including as a result of incurring additional operating costs for these facilities before demand for products to be supplied from these facilities rises to a sufficient level. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets as needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems, including our warehouse management systems, on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.
Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of July 30, 2016, we had forward diesel fuel commitments totaling approximately $2.6 million through December 2016. Our commitments were entered into at prevailing rates throughout the fiscal year. If fuel prices decrease significantly, these forward purchases may prove ineffective and result in us paying higher than the then market costs for a portion of our diesel fuel. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.
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
The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.
Historically, acquisitions and capital expenditures have been a large component of our growth. We anticipate that acquisitions and capital expenditures will continue to be important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from us not being in compliance with fixed charge coverage ratio covenants under our amended and restated revolving credit facility, or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, our profit margins depend on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up-front to purchase products that we then sell over a multi-month time period. Therefore, increases in the cost of capital available to us or our inability to access additional capital through borrowed funds could restrict our ability to engage in strategic investment buying initiatives, which could reduce our profit margins and have a material adverse effect on our business, financial condition or results of operations.
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
We offer more than 100,000 high-quality natural, organic and specialty foods and non-food products, which we purchase from more than 10,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). We have continued to experience higher levels of manufacturer out-of-stocks causing us to incur higher operating expenses as we moved products around our distribution facilities as we sought to keep our service level high, and we cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain vendor products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony's. For example, weather patterns in recent years have resulted in lower than normal levels of precipitation in key agricultural states such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors. In that case, our financial condition, results of operations and business could be materially and adversely affected.
Changes in relationships with our vendors may adversely affect our profitability.
We cooperatively engage in a variety of promotional programs with our vendors. We manage these programs to maintain or improve margins and increase sales. A reduction or change in promotional spending by our vendors could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us.
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
We face an inherent risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. In addition, meat, seafood, cheese, poultry and other products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in our meat and poultry products. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.
A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers.  Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.  Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers' personal information, private information about employees, and financial and strategic information about the Company and its business partners.  Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.  Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.
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
As of July 30, 2016 we had approximately 9,554 full and part-time employees, 363 of whom (approximately 3.8%) are covered by collective bargaining agreements at our Auburn, Washington, Edison, New Jersey, Iowa City, Iowa, Moreno Valley, California, Dayville, Connecticut and Nor-Cal's West Sacramento, California facilities. The Auburn, Washington, Edison, New Jersey, Iowa City, Iowa, Moreno Valley, California, Dayville, Connecticut and West Sacramento, California agreements expire in February 2017, June 2017, June 2017, March 2019, July 2019 and May 2020, respectively. If we are not able to renew these agreements or are required to make significant changes to these agreements, our relationship with these employees may become fractured or we may incur additional expenses which could have a material adverse effect on our business, financial condition, or results of operations. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.
As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. In the event we are unable to negotiate contract renewals with our union associates, we could be subject to work stoppages. In that event, it would be necessary for us to hire replacement workers to continue to meet our obligations to our customers. The costs to hire replacement workers and employ effective security measures could negatively impact the profitability of any such facility, and depending on the length of time that we are required to employ replacement workers and security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.
In July 2016, the National Labor Relations Board certified the election results of our drivers in Hudson Valley, New York to be represented by the Teamsters union.  We are in the process of negotiating a collective bargaining agreement with these employees. The terms of this agreement could cause our expenses at this facility to increase, negatively impacting the results of operations at this facility.
We may fail to establish sufficient insurance reserves and adequately estimate for future workers' compensation and automobile liabilities.
We are primarily self-insured for workers' compensation and general and automobile liability insurance. We believe that our workers' compensation and automobile insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of workers' compensation insurance and automobile insurance fluctuates based upon our historical trends, market conditions and availability.
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
In the normal course of our business, we are involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our results of operations or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. See Part II, “Item 9A. Controls and Procedures - Management’s Report on Internal Control over Financial Reporting,” of this report for additional information regarding our internal control over financial reporting.
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.
ITEM 2.    PROPERTIES
We maintained thirty-three distribution centers at July 30, 2016 which were utilized by our wholesale division. These facilities, including offsite storage space, consisted of an aggregate of approximately 8.7 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States in the natural, organic and specialty products industry. In the third quarter of fiscal 2016 we began operations at our new distribution center in Gilroy, California.
Set forth below for each of our distribution centers is its location and the expiration of leases as of July 30, 2016 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia*	Owned
Auburn, California*	Owned
Auburn, Washington	August 2019
Aurora, Colorado	October 2033
Burnaby, British Columbia	October 2018
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire*	Owned
Concord, Ontario	December 2021
Dayville, Connecticut*	Owned
Gilroy, California	Owned
Greenwood, Indiana*	Owned
Howell Township, New Jersey	Owned
Hudson Valley, New York*	Owned
Iowa City, Iowa*	Owned
Lancaster, Texas	July 2025
Logan Township, New Jersey	May 2028
Moreno Valley, California	July 2023
Philadelphia, Pennsylvania	January 2020
Prescott, Wisconsin	Owned
Racine, Wisconsin*	Owned
Richburg, South Carolina	Owned
Richmond, British Columbia	August 2022
Ridgefield, Washington*	Owned
Ridgefield, Washington	September 2017
Rocklin, California*	Owned
Sarasota, Florida	July 2017
St. Laurent, Quebec	July 2017
Truckee, California	August 2020
Vernon, California*	Owned
West Sacramento, California	Owned
West Sacramento, California	Owned
York, Pennsylvania	May 2020
Yuba City, California	September 2021
*The properties noted above are mortgaged under and encumbered by our Term Loan Agreement initially entered into on August 14, 2014.

We lease facilities to operate thirteen natural products retail stores through our Earth Origins division in Florida, Maryland and Massachusetts, each with various lease expiration dates. As of the end of our 2016 fiscal year, we decided to close two of these locations, one in Maryland and one in Florida, and we closed these stores during the first quarter of fiscal 2017. We also lease a processing and manufacturing facility in Edison, New Jersey with a lease expiration date of March 31, 2018.
We lease office space in Santa Cruz, California, Chesterfield, New Hampshire, Uniondale, New York, Richmond, Virginia, Medford, New Jersey, Wayne, Pennsylvania and Providence, Rhode Island, the site of our corporate headquarters. Our leases have been entered into upon terms that we believe to be reasonable and customary.
We lease warehouse facilities in West Sacramento, California that we acquired in connection with our acquisition of Tony's. This facility is currently being subleased under an agreement that expires concurrently with our lease termination in April 2018. We also lease offsite storage space near certain of our distribution facilities.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.
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
The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2016	High	Low
First Quarter	$55.69	$44.05
Second Quarter	52.07	33.85
Third Quarter	43.02	29.75
Fourth Quarter	52.18	33.16

Fiscal 2015
First Quarter	$69.51	$58.48
Second Quarter	80.77	67.71
Third Quarter	83.91	66.34
Fourth Quarter	69.26	45.26
On July 30, 2016, we had 78 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.
We have never declared or paid any cash dividends on our capital stock. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business, and we have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financing agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our amended and restated revolving credit facility and Term Loan Agreement restrict us from making any cash dividends unless certain conditions and financial tests are met.
Effective October 30, 2015, the UNFI Employee Stock Ownership Plan (the “ESOP”) was merged with the Company's 401(k) Plan. In connection with this merger, the ESOP acquired 324 shares of the Company's common stock on the open market at an average price per share of $51.11. We did not purchase any shares of our common stock in the quarter ended July 30, 2016.

Comparative Stock Performance
The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Service Distributors and Grocery Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 30, 2011 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
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

*	$100 invested on 7/30/11 in UNFI common stock or 7/30/11 in relevant index, including reinvestment of dividends. Index calculated on a month-end basis.

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

Consolidated Statement of Income Data: (1)(2)	July 30, 2016	August 1, 2015	August 2, 2014	August 3, 2013	July 28, 2012
				(53 weeks)
	(In thousands, except per share data)
Net sales	$8,470,286	$8,184,978	$6,794,447	$6,064,355	$5,236,021
Cost of sales	7,190,935	6,924,463	5,666,802	5,040,323	4,320,914
Gross profit	1,279,351	1,260,515	1,127,645	1,024,032	915,107
Operating expenses	1,049,690	1,017,755	916,857	837,953	755,744
Restructuring and asset impairment expense	5,552	803	—	1,629	5,101
Total operating expenses	1,055,242	1,018,558	916,857	839,582	760,845
Operating income	224,109	241,957	210,788	184,450	154,262
Other expense (income):
Interest expense	16,259	14,498	7,753	5,897	4,734
Interest income	(1,115)	(356)	(508)	(632)	(715)
Other, net	743	(1,954)	(3,865)	6,113	356
Total other expense, net	15,887	12,188	3,380	11,378	4,375
Income before income taxes	208,222	229,769	207,408	173,072	149,887
Provision for income taxes	82,456	91,035	81,926	65,865	59,088
Net income	$125,766	$138,734	$125,482	$107,207	$90,799
Per share data—Basic:
Net income	$2.50	$2.77	$2.53	$2.18	$1.86
Weighted average basic shares of common stock	50,313	50,021	49,602	49,217	48,766
Per share data—Diluted:
Net income	$2.50	$2.76	$2.52	$2.17	$1.85
Weighted average diluted shares of common stock	50,399	50,267	49,888	49,509	49,100

Consolidated Balance Sheet Data: (2)	July 30, 2016	August 1, 2015	August 2, 2014	August 3, 2013	July 28, 2012
	(In thousands)
Working capital	$991,468	$1,018,437	$850,006	$712,506	$608,902
Total assets	2,852,155	2,540,994	2,284,446	1,725,463	1,490,148
Total long-term debt and capital leases, excluding current portion	161,739	172,949	32,510	33,091	635
Total stockholders' equity	$1,519,504	$1,381,088	$1,238,919	$1,094,701	$974,918

(1)	Includes the effect of acquisitions from the date of acquisition.

(2)
Periods prior to the year ended July 30, 2016 have been restated for immaterial corrections for identified errors in accounting for early payment discounts on inventory purchases and the reclassification of debt issuance costs resulting from the Company's early adoption of Accounting Standards Update No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30). For more information, see Note 15 of the footnotes accompanying our audited financial statements included in this Annual Report on Form 10-K.

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
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
our ability to retain customers of Haddon House Food Products, Inc. ("Haddon"), Nor-Cal Produce, Inc. ("Nor-Cal"), Global Organic/Specialty Source, Inc. ("Global Organic") and Gourmet Guru, Inc. ("Gourmet Guru") and their affiliated entities of which we purchased on terms similar to those in place prior to our acquisition of these businesses;

•	our dependence on principal customers;

•	our sensitivity to general economic conditions, including the current economic environment;

•	changes in disposable income levels and consumer spending trends;

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the shift in our product mix as a result of our acquisition of Tony’s Fine Foods ("Tony's") and the resulting lower gross margins on these sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers;

•	our ability to timely and successfully deploy our new warehouse management system throughout our distribution centers and our transportation management system across our Company;

•	the addition or loss of significant customers;

•	volatility in fuel costs;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	consumer demand for natural and organic products outpacing suppliers’ ability to produce these products;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management's allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisitions of Tony's, Global Organic, Nor-Cal, Haddon and Gourmet Guru.
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
Overview
We believe we are a leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 100,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
Our operations are comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States;

◦	UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada;

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States;

◦	Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States;

◦	Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items in Northern California;

◦	Haddon, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products throughout the Eastern United States; and

◦	Select Nutrition, which distributes vitamins, minerals and supplements;

•	our retail division, consisting of Earth Origins, which operates our thirteen natural products retail stores within the United States; and

•	our manufacturing and branded products divisions, consisting of:

◦
Woodstock Farms Manufacturing, which specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections; and

◦	our Blue Marble Brands branded product lines.
In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors, the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, Auburn, Washington and Prescott, Wisconsin facilities. We have also implemented the WMS platform at our Racine, Wisconsin, Montgomery, New York, Auburn, California, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut and Gilroy, California facilities, and we expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.
We have been the primary distributor to Whole Foods Market for more than eighteen years. We have and continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 35% and 34% of our net sales for the years ended July 30, 2016 and August 1, 2015, respectively.
In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary, UNFI West, for consideration of approximately $202.7 million. With the completion of the transaction, Tony's became a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Founded in 1934 by the Ingoglia family, Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii. We believe that the acquisition of Tony's accomplished certain of our strategic objectives as Tony’s provides us with a platform for expanding both our high-growth perishable product offerings and our distribution footprint in the Western Region of the United States.
In March 2016, the Company acquired certain assets of Global Organic/Specialty Source, Inc. and related affiliates (collectively "Global Organic") through our wholly owned subsidiary Albert's Organics, Inc. ("Albert's"), for consideration of approximately $20.6 million in cash. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Global Organic's operations have been combined with the existing Albert's business in the Southeast and operate as Albert's.

In March 2016, the Company acquired all of the outstanding stock of Nor-Cal and an affiliated entity as well as certain real estate, for approximately $68.6 million in cash, subject to certain customary post-closing adjustments. With the completion of the transaction, Nor-Cal became a wholly-owned subsidiary and continues to operate as Nor-Cal Produce Inc. Founded in 1972, Nor-Cal is a distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. We believe that our acquisition of Nor-Cal will aid in our efforts to expand our fresh offering, particularly within the conventional produce segment.

In May 2016, the Company completed its acquisition of all of the outstanding equity interests of Haddon and certain affiliates for total consideration of approximately $219.1 million in cash, subject to certain customary post-closing adjustments. With the completion of the transaction, Haddon became a wholly-owned subsidiary and continues to operate as Haddon House Food Products, Inc. Founded in 1960 by the Anderson family, Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. We believe that our acquisition of Haddon will expand the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories.

In August 2016, the Company acquired all of the outstanding stock of Gourmet Guru. Founded in 1996 and headquartered in Bronx, New York, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets.

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. We believe our acquisition of Haddon will expand our capabilities in the specialty category and we expect to expand our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
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
Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At July 30, 2016, our distribution capacity totaled approximately 8.7 million square feet. We are at the end of our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon, which operates distribution centers in New Jersey and South Carolina, we are unlikely to open or commence construction on a new distribution center in the next twelve months.
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
Results of Operations
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal year ended
	July 30, 2016		August 1, 2015		August 2, 2014
Net sales	100.0%		100.0%		100.0%
Cost of sales	84.9%		84.6%		83.4%
Gross profit	15.1%		15.4%		16.6%
Operating expenses	12.4%		12.4%		13.5%
Restructuring and asset impairment expenses	0.1%		—%		—%
Total operating expenses	12.5%		12.4%		13.5%
Operating income	2.6%		3.0%		3.1%
Other expense (income):
Interest expense	0.2%		0.2%		0.1%
Interest income	—%		—%		—%
Other, net	—%		—%		(0.1)%
Total other expense, net	0.2%		0.1%	*	—%
Income before income taxes	2.5%	*	2.8%	*	3.1%
Provision for income taxes	1.0%		1.1%		1.2%
Net income	1.5%		1.7%		1.8%	*
* Total reflects rounding
Fiscal year ended July 30, 2016 compared to fiscal year ended August 1, 2015
Net Sales
Our net sales for the fiscal year ended July 30, 2016 increased approximately 3.5%, or $285.3 million, to $8.47 billion from $8.18 billion for the fiscal year ended August 1, 2015. The year-over-year increase in net sales was primarily due to growth in our wholesale segment of $296.0 million. We experienced net sales organic growth (sales growth excluding the impact of current year acquisitions) of 1.5% over the prior fiscal year due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales growth for fiscal 2016 was negatively impacted in part by the termination of our distribution relationship with a large conventional supermarket customer in September 2015. Net sales for the fiscal year ended July 30, 2016 was favorably impacted by the acquisitions of Nor-Cal and Haddon which contributed approximately $51.4 million and $100.4 million of net sales, respectively. Our net sales for the fiscal year ended July 30, 2016 were also favorably impacted by moderate price inflation of approximately 1% during the year.

Our net sales by customer type for the fiscal years ended July 30, 2016 and August 1, 2015 were as follows (in millions):

Customer Type	2016 Net Sales	% of Total Net Sales	2015 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,326	27%	$2,175	27%
Supernatural chains	2,951	35%	2,812	34%
Conventional supermarkets	2,259	27%	2,399	29%
Other	934	11%	799	10%
Total	$8,470	100%	$8,185	100%
Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the fiscal year ended August 1, 2015 increased approximately $267 million and $218 million, respectively, or 3% in each category as a percentage of net sales compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $475 million, or 5%, and net sales to our supernatural channel to decrease approximately $10 million, or 1%, as a percentage of net sales, for fiscal year ended August 1, 2015 compared to the previously reported amounts.
Net sales to our independent retailer channel increased by approximately $151 million, or 6.9% during the fiscal year ended July 30, 2016 compared to the fiscal year ended August 1, 2015, and accounted for 27% of our total net sales for each of fiscal 2016 and fiscal 2015. The increase in net sales in this channel is primarily attributable to net sales from our acquisitions during fiscal 2016 as well as growth in our wholesale division, which includes our broadline distribution business.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended July 30, 2016 increased by approximately $139 million or 4.9% over the prior year and accounted for approximately 35% and 34% of our total net sales for the fiscal years ended July 30, 2016 and August 1, 2015, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings offset in part by lower year over year same store sales at Whole Foods Market.
Net sales to conventional supermarkets for the fiscal year ended July 30, 2016 decreased by approximately $140 million, or 5.8% from fiscal 2015 and represented approximately 27% and 29% of total net sales in fiscal 2016 and fiscal 2015, respectively. The decrease in net sales to conventional supermarkets is due in part to the termination of our distribution relationship with a large conventional supermarket customer in September 2015, offset in part by increased sales to certain of our other existing conventional supermarket customers and sales to new conventional supermarket customers that we added, including through acquisitions, since fiscal 2015.
Other net sales, which include sales to foodservice, e-commerce sales and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $135 million or 16.9% during the fiscal year ended July 30, 2016 over the prior fiscal year and accounted for approximately 11% of total net sales in fiscal 2016 as compared to 10% in fiscal 2015. The increase in other net sales is attributable to expanded sales to our existing foodservice partners and growth in our e-commerce business.
As we continue to aggressively pursue new customers and expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for fiscal 2017 to grow over fiscal 2016. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our acquisitions of Haddon, Nor-Cal and Global Organic will enhance our ability to offer our customers a more comprehensive set of products than many of our competitors. We also expect that our ability to add products that each of Tony's and Haddon has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.
Cost of Sales and Gross Profit
Our gross profit increased approximately 1.5%, or $18.8 million, to $1.28 billion for the fiscal year ended July 30, 2016, from $1.26 billion for the fiscal year ended August 1, 2015. Our gross profit as a percentage of net sales was 15.1% for the fiscal year ended July 30, 2016 and 15.4% for the fiscal year ended August 1, 2015. The decrease in gross profit as a percentage of net sales was primarily due to competitive pricing pressures, moderated supplier promotional activity, a reduction in fuel surcharges and the unfavorable impact of foreign exchange for our Canadian business, offset, in part, by a benefit from current year acquisitions compared to the prior year.
We anticipate net sales growth in the conventional supermarket channel will outpace growth in our other channels in fiscal 2017. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel along with increased competition from self distribution and conventional grocery retailers will continue to generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by reducing our operating expenses as a percent of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing warehouse management system platform.
Operating Expenses
Our total operating expenses increased approximately 3.6%, or $36.7 million, to $1.06 billion for the fiscal year ended July 30, 2016, from $1.02 billion for the fiscal year ended August 1, 2015. As a percentage of net sales, total operating expenses increased to approximately 12.5% for the fiscal year ended July 30, 2016, from approximately 12.4% for the fiscal year ended August 1, 2015.The increase in total operating expenses for the fiscal year ended July 30, 2016 was primarily due to an increase in net sales and the additional costs to service higher sales volume. Operating expenses for fiscal 2016 also included the impact of $4.8 million of severance and other transition costs related to the Company's restructuring plan, $0.8 million of restructuring and impairment costs related to the Company's retail business recorded in the fourth quarter of fiscal 2016, $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016, $2.2 million of acquisition costs, $2.4 million of amortization of intangibles from current year acquisitions, and $2.5 million of startup costs related to the Company's Gilroy, California facility. Total operating expenses for fiscal 2015 included startup costs of approximately $3.0 million related to the Company's Hudson Valley, New York, Auburn, California and Prescott, Wisconsin facilities, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, which was acquired in 2010, a $0.2 million restructuring charge related to the closure of the Company's Aux Mille facility located in Quebec, Canada, and approximately $0.3 million in costs related to the Company's acquisition of Tony's, offset in part by a $0.8 million energy grant received related to the Company's Hudson Valley, New York facility.
Total operating expenses for fiscal 2016 include share-based compensation expense of $15.3 million, compared to $14.0 million in fiscal 2015. The Company did not record share-based compensation expense related to performance-based share awards in fiscal 2016, including compensation expense with respect to the long-term incentive awards with performance metrics tied to fiscal 2016 results, as a result of performance measures not being attained at the end of the fiscal year and the resulting forfeiture of these awards. The Company recognized a benefit of $1.0 million related to performance-based share awards for the fiscal year ended August 1, 2015 due to the reversal of share-based compensation expense recorded in fiscal 2014 caused by performance measures not being attained as of the end of fiscal 2015 and the resulting forfeiture of these awards. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Operating Income
Operating income decreased approximately 7.4%, or $17.8 million, to $224.1 million for the fiscal year ended July 30, 2016, from $242.0 million for the fiscal year ended August 1, 2015. As a percentage of net sales, operating income was 2.6% and 3.0% for the fiscal years ended July 30, 2016 and August 1, 2015, respectively.
Other Expense (Income)
Other expense, net increased $3.7 million to $15.9 million for the fiscal year ended July 30, 2016, from $12.2 million for the fiscal year ended August 1, 2015. Interest expense for the fiscal year ended July 30, 2016 increased to $16.3 million from $14.5 million in the fiscal year ended August 1, 2015. This increase is primarily due to an increase in borrowings over the prior year, as we utilized borrowings under our amended and restated revolving credit facility to finance our acquisitions in fiscal 2016. Interest income for the fiscal year ended July 30, 2016 increased to $1.1 million from $0.4 million in the fiscal year ended August 1, 2015. Other income for the fiscal year ended August 1, 2015 includes a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility.
Provision for Income Taxes
Our effective income tax rate was 39.6% for each of the fiscal years ended July 30, 2016 and August 1, 2015.

Net Income
Reflecting the factors described in more detail above, net income decreased $13.0 million to $125.8 million, or $2.50 per diluted share, for the fiscal year ended July 30, 2016, compared to $138.7 million, or $2.76 per diluted share for the fiscal year ended August 1, 2015.
Fiscal year ended August 1, 2015 compared to fiscal year ended August 2, 2014
Net Sales
Our net sales for the fiscal year ended August 1, 2015 increased approximately 20.5%, or $1.39 billion, to $8.18 billion from $6.79 billion for the fiscal year ended August 2, 2014. Net sales for the fiscal year ended August 1, 2015 were negatively impacted by $9.3 million as a result of additional amounts owed to a customer from an incorrect calculation of contractual obligations to that customer from fiscal 2009 through fiscal 2014. The year-over-year increase in net sales of $1.39 billion was primarily due to growth in our wholesale segment. We experienced organic growth (sales growth excluding the impact of acquisitions) of 7.9% over the prior fiscal year due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales for the fiscal year ended August 1, 2015 were favorably impacted by the acquisition of Tony's which contributed approximately $882.8 million of net sales as compared to $45.3 million for the fiscal year ended August 2, 2014, as Tony's was acquired during the fourth quarter of fiscal 2014. Our net sales for the fiscal year ended August 1, 2015 were also favorably impacted by moderate price inflation of approximately 2% during the year.
Our net sales by customer type for the fiscal years ended August 1, 2015 and August 2, 2014 were as follows (in millions):

Customer Type	2015 Net Sales	% of Total Net Sales	2014 Net Sales	% of Total Net Sales
Independently owned natural products retailers	$2,175	27%	$2,020	30%
Supernatural chains	2,812	34%	2,422	36%
Conventional supermarkets	2,399	29%	1,813	27%
Other	799	10%	539	7%	*
Total	$8,185	100%	$6,794	100%
* Total reflects rounding
Net sales by channel have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the fiscal year ended August 1, 2015 increased approximately $267 million and $218 million, respectively, or 3% in each category as a percentage of net sales compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $475 million, or 5%, and net sales to our supernatural channel to decrease approximately $10 million, or 1%, as a percentage of net sales, for fiscal year ended August 1, 2015 compared to the previously reported amounts. Net sales to our conventional supermarket and other channels for the fiscal year ended August 2, 2014 increased approximately $58 million and $145 million, respectively, or 1% in each case as a percentage of net sales compared to previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $203 million, or 2%, as a percentage of net sales.
Net sales to our independent retailer channel increased by approximately $155 million, or 7.7% during the fiscal year ended August 1, 2015 compared to the fiscal year ended August 2, 2014, and accounted for 27% and 30% of our total net sales for fiscal 2015 and fiscal 2014, respectively. While net sales in this channel increased, they grew at a slower rate than net sales in our supernatural and conventional supermarket channels, and therefore represent a lower percentage of our total net sales compared to the prior year.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended August 1, 2015 increased by approximately $390 million or 16.1% over the prior year and accounted for approximately 34% and 36% of our total net sales for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. The increase in sales to Whole Foods Market was primarily due to increases in same-store sales as well as net store openings and net sales to Whole Foods Market by our Tony's business.
Net sales to conventional supermarkets for the fiscal year ended August 1, 2015 increased by approximately $586 million, or 32% from fiscal 2014 and represented approximately 29% and 27% of total net sales for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. The increase in net sales to conventional supermarkets was due to continued success in our strategy of seeking to be the sole supplier of natural, organic and specialty products to our conventional supermarket customers, as well as net sales by our Tony's business.
Other net sales, which included sales to foodservice and e-commerce sales and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $260 million or 48% during the fiscal year ended August 1, 2015 over the prior fiscal year and accounted for approximately 10% of total net sales in fiscal 2015 as compared to 7% in fiscal 2014. The increase in other net sales was attributable to net sales from our Tony's business and expanded sales to our existing foodservice partners.
Cost of Sales and Gross Profit
Our gross profit increased approximately 11.8%, or $132.9 million, to $1.26 billion for the fiscal year ended August 1, 2015, from $1.13 billion for the fiscal year ended August 2, 2014. Our gross profit as a percentage of net sales was 15.4% for the fiscal year ended August 1, 2015 and 16.6% for the fiscal year ended August 2, 2014. The decrease in gross profit as a percentage of net sales in fiscal 2015 was primarily due to the dilution from Tony's net sales, the adverse impact from the reduction in net sales attributable to the incorrect calculation of customer contractual obligations disclosed above, the impact of unfavorable foreign exchange on our Canadian business, a decline in fuel surcharges and a shift in the mix of sales.
Our gross profits are generally higher on net sales to independently owned retailers and lower on net sales in the conventional supermarket and the supernatural channels. For the fiscal year ended August 1, 2015 approximately $976 million of our total net sales growth of $1.39 billion was from increased net sales in the conventional supermarket and supernatural channels. Approximately 64% and 62% of our total net sales for fiscal years 2015 and 2014, respectively, were to the conventional supermarket and supernatural channels.
Operating Expenses
Our total operating expenses increased approximately 11.1%, or $101.7 million, to $1.02 billion for the fiscal year ended August 1, 2015, from $916.9 million for the fiscal year ended August 2, 2014. As a percentage of net sales, total operating expenses decreased to approximately 12.4% for the fiscal year ended August 1, 2015, from approximately 13.5% for the fiscal year ended August 2, 2014. The increase in total operating expenses for the fiscal year ended August 1, 2015 was primarily due to an increase in net sales and the additional costs to service higher sales volume. Total operating expenses for the fiscal year ended August 1, 2015 included startup costs of approximately $3.0 million related to the our Hudson Valley, New York, Auburn, California and Prescott, Wisconsin facilities, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, which was acquired in June 2010, a $0.2 million restructuring charge related to the closure of the Company's Aux Mille facility located in Quebec, Canada, and approximately $0.3 million in costs related to the Company's acquisition of Tony's, offset in part by a $0.8 million energy grant received related to our Hudson Valley, New York facility. Operating expenses for the fiscal year ended August 2, 2014 included approximately $2.2 million related to the start up of the Company's Racine, Wisconsin and Hudson Valley, New York facilities, in addition to approximately $1.5 million of Tony's acquisition costs.
Total operating expenses for fiscal 2015 include share-based compensation expense of $14.0 million, compared to $14.6 million in fiscal 2014. Share-based compensation expense for the fiscal year ended August 2, 2014 included approximately $1.1 million in expense related to performance share-based awards granted to our Chief Executive Officer related to certain financial goals for the fiscal year ended August 2, 2014. No such expense was recorded for the fiscal year ended August 1, 2015 as the applicable goals were not attained. Share-based compensation expense also included an overall benefit of $1.0 million and $0.1 million for the years ended August 1, 2015 and August 2, 2014, respectively, related to performance-based equity compensation arrangements with a 2-year performance-based vesting component established for members of our executive leadership team. The $1.0 million net benefit recorded for fiscal 2015 was a result of established metrics not being met for the 2-year performance period ended August 1, 2015 as compared to a $0.1 million benefit recorded in fiscal 2014 as result of established metrics not being met for the 2-year performance period ended August 2, 2014. See Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Operating Income
Operating income increased approximately 14.8%, or $31.2 million, to $242.0 million for the fiscal year ended August 1, 2015, from $210.8 million for the fiscal year ended August 2, 2014. As a percentage of net sales, operating income was 3.0% and 3.1% for the fiscal years ended August 1, 2015 and August 2, 2014, respectively.
Other Expense (Income)
Other expense, net increased $8.8 million to $12.2 million for the fiscal year ended August 1, 2015, from $3.4 million for the fiscal year ended August 2, 2014. Interest expense for the fiscal year ended August 1, 2015 increased to $14.5 million from $7.8 million in the fiscal year ended August 2, 2014. This increase was primarily due to an increase in borrowings over the prior year and higher average interest rates as well as $0.9 million of interest expense recorded related to the capital lease for our Providence, Rhode Island headquarters as the lease agreement was amended during fiscal 2015. Interest income for the fiscal year ended August 1, 2015 decreased to $0.4 million from $0.5 million in the fiscal year ended August 2, 2014. Other income for the fiscal year ended August 1, 2015 included a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility. Other income for the fiscal year ended August 2, 2014 included a pre-tax gain of $4.8 million associated with a non-cash transfer pursuant to which we acquired the land on which we constructed our Racine, Wisconsin facility.
Provision for Income Taxes
Our effective income tax rate was 39.6% and 39.5% for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. The increase in the effective income tax rate was primarily due to the reduced tax benefit of our foreign operations partially offset by the benefit for a federal solar tax credit claimed by the Company in fiscal 2015.
Net Income
Reflecting the factors described in more detail above, net income increased $13.3 million to $138.7 million, or $2.76 per diluted share, for the fiscal year ended August 1, 2015, compared to $125.5 million, or $2.52 per diluted share for the fiscal year ended August 2, 2014.
Liquidity and Capital Resources
We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $175.0 million to $230 million in cash flow from operations per year for the 2017 and 2018 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.6% to 0.8% of net sales for fiscal 2017, reflecting a slight increase over fiscal 2016 levels and a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2017 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.
The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada’s profits as it has no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

On April 29, 2016, we entered into the Third Amended and Restated Loan and Security Agreement (the “Third A&R Credit Agreement”) amending and restating certain terms and provisions of our revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Third A&R Credit Agreement, the amended and restated revolving credit facility provides an option to increase the U.S. or Canadian revolving commitments by up to an additional $600 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.

The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrue interest, at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ending April 29, 2017. After this period, the interest on the U.S. borrowings is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrue interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ending April 29, 2017. After this period, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.
As of July 30, 2016, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $7.4 million in reserves, was $832.7 million. As of July 30, 2016, the Company had $426.5 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $37.4 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was approximately $368.7 million as of July 30, 2016.
The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to fixed charge coverage ratio covenants of the amended and restated revolving credit facility as of the fiscal year ended July 30, 2016.
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
On April 29, 2016, the Company entered into a First Amendment Agreement (the “Term Loan Amendment”) to the Term Loan Agreement which amends the Term Loan Agreement. The Term Loan Amendment was entered into to reflect the changes to the amended and restated revolving credit facility reflected in the Third A&R Credit Agreement. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility.

On September 1, 2016, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Term Loan Agreement which amends the Term Loan Agreement to adjust the applicable margin charged to borrowings thereunder. As amended by the Second Amendment, borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 0.75%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 1.75%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The borrowers’ obligations under the Term Loan Agreement are secured by certain parcels of the borrowers’ real property.

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
On June 7, 2016, the Company entered into two pay fixed and receive floating interest rate swap agreements to effectively fix the underlying variable rate debt on the Company’s amended and restated revolving credit facility. The first agreement has an effective date of June 9, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three-year period at a fixed annual rate of 0.8725% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount. The second agreement has an effective date of June 9, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five-year period at a fixed rate of 1.065% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount.

On June 24, 2016, the Company entered into two additional pay fixed and receive floating interest rate swap agreements to effectively fix the underlying variable rate debt on the Company’s amended and restated revolving credit facility. The first agreement has an effective date of July 24, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three year period at a fixed annual rate of 0.7265% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount. The second agreement has an effective date of July 24, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five year period at a fixed rate of 0.9260% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount.

Our capital expenditures for the 2016 fiscal year were $41.4 million, compared to $129.1 million for fiscal 2015, a decrease of $87.7 million, primarily driven by spending in fiscal 2015 on the construction of our new Racine, Wisconsin, Hudson Valley, New York, and Gilroy, California distribution centers. In the case of our Gilroy facility, the majority of our spending occurred in fiscal 2015 ahead of that facility's opening in fiscal 2016. We believe that our capital requirements for fiscal 2017 will be between $55 million and $80 million. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. We believe that our capital requirements after fiscal 2017 will be consistent with our anticipated fiscal 2017 requirements, as a percentage of net sales, although we plan to continue to invest in technology and expand our facilities. We anticipate that future investments and acquisitions will be financed through our amended and restated revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.
Net cash provided by operations was $296.6 million for the year ended July 30, 2016, an increase of $247.7 million from the $48.9 million provided by operations for the year ended August 1, 2015. The primary reasons for the net cash provided by operating activities for fiscal 2016 were net income for the year of $125.8 million which included depreciation and amortization of $71.0 million, a decrease in accounts receivable of $29.4 million and increases in accounts payable and accrued expenses of $14.4 million and $13.1 million, respectively. Net cash provided by operations of $48.9 million for the year ended August 1, 2015 was impacted by an increase in inventories of $153.7 million in part as a result of stocking inventory in our Racine, Wisconsin facility as we began to commence operations, and an increase in accounts receivable of $42.3 million due to our sales growth during the year, offset by net income of $138.7 million. Days in inventory was 49 days at July 30, 2016, compared to 50 days at August 1, 2015. Days sales outstanding decreased from 22 at August 1, 2015 to 20 days at July 30, 2016. Working capital decreased by $27.0 million, or 2.6%, to $991.5 million at July 30, 2016, compared to working capital of $1.02 billion at August 1, 2015, primarily as a result of the increase in our accounts payable and accrued expense and other liability balances.
Net cash used in investing activities increased $208.8 million to $350.9 million for the fiscal year ended July 30, 2016, compared to $142.1 million for the fiscal year ended August 1, 2015. The increase from the fiscal year ended August 1, 2015 was primarily due to the fact that we completed three acquisitions during fiscal 2016. Net cash used in investing activities of $142.1 million for the fiscal year ended August 1, 2015 was primarily due to capital spending associated with our distribution centers in Racine, Wisconsin, Hudson Valley, New York, and Gilroy, California, which was primarily constructed in fiscal 2015 and opened in fiscal 2016.
Net cash provided by financing activities was $56.3 million for the fiscal year ended July 30, 2016. We present proceeds and borrowings related to the Company's amended and restated revolving credit facility on a gross basis. The net cash provided by financing activities was primarily due to gross borrowings under our amended and restated revolving credit facility of $710.0 million, which were primarily due to borrowings used to fund fiscal 2016 acquisitions, partially offset by repayments of our revolving credit line and long-term debt of $646.5 million and $11.3 million, respectively. Net cash provided by financing activities was $94.4 million for the fiscal year ended August 1, 2015 and was primarily due to the borrowings used to fund capital expenditures associated with our Racine, Wisconsin, Hudson Valley, New York and Gilroy, California distribution centers.
In addition to the previously discussed interest rate swaps, from time-to-time we enter into fixed price fuel supply agreements. As of July 30, 2016, we had entered into agreements which require us to purchase a total of approximately 6.1 million gallons of diesel fuel ranging from $1.76 to $3.18 per gallon through December 2016. As of August 1, 2015, we had entered into agreements which required us to purchase a total of approximately 7.4 million gallons of diesel fuel at prices ranging from $3.20 to $3.92 per gallon through December 2015. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries will occur rather than net settlements, therefore the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
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
Allowance for doubtful accounts
We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or canceled orders. Our accounts receivable balance was $489.7 million and $474.5 million, net of the allowance for doubtful accounts of $9.6 million and $7.5 million, as of July 30, 2016 and August 1, 2015, respectively. Our notes receivable balances were $3.7 million and $7.4 million, net of the allowance for doubtful accounts of $1.6 million and $1.0 million, as of July 30, 2016 and August 1, 2015, respectively.
Insurance reserves
We are primarily self-insured for workers' compensation and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $23.4 million and $18.7 million as of July 30, 2016 and August 1, 2015, respectively.

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
As of July 30, 2016, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 95.1% of our goodwill is within our wholesale reporting unit. Total goodwill as of July 30, 2016 and August 1, 2015 was $366.2 million and $266.6 million, respectively. Refer to Note 1, "Significant Accounting Policies", to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. As of July 30, 2016, our annual assessment of each of our intangible assets with indefinite lives indicated that no impairment existed, Total indefinite lived intangible assets as of July 30, 2016 and August 1, 2015 were $55.7 million and $53.7 million, respectively.
Intangible assets and other long lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fiscal year ended July 30, 2016, impairment charges of $0.4 million, and $0.3 million were recorded related to the closure of a Canadian facility and the planned closure of two retail stores at Earth Origins, respectively. During the fiscal year ended August 1, 2015, an impairment charge of $0.6 million was recognized in connection with the closure of a Canadian facility. Total finite-lived intangible assets as of July 30, 2016 and August 1, 2015 were $166.6 million and $72.2 million, respectively.
The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of July 30, 2016:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$18,876	$18,876	$—	$—	$—
Diesel fuel purchase commitments	2,603	2,603	—	—	—
Notes payable (1)	426,519	—	—	426,519	—
Long-term debt (2)	175,145	11,854	24,618	105,874	32,799
Deferred compensation	9,024	1,248	2,214	1,725	3,837
Company owned life insurance premiums	8,775	2,925	5,850	—	—
Long-term non-capitalized leases	264,632	56,269	95,813	57,186	55,364
Total	$905,574	$93,775	$128,495	$591,304	$92,000
(1) The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. Notes payable does not include outstanding letters of credit of approximately $37.4 million at July 30, 2016 or approximately $39.3 million in interest payments (including unused lines fees) projected to be due in future years (less than 1 year – $8.6 million; 1−3 years – $17.0 million; and 3-5 years – $13.7 million) based on the variable rates in effect at July 30, 2016. Variable rates, as well as outstanding principal balances, could change in future periods. See "Liquidity and Capital Resources" above and Note 7 "Notes Payable" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our credit facility.
(2) Long-term debt does not include interest payments projected to be due in future years related to our capital lease obligations and real-estate backed Term Loan Agreement, which amount to approximately $28.6 million and $25.9 million, respectively (less than 1 year - $9.3 million; 1-3 years - $16.9 million; 3-5 years - $18.9 million; thereafter - $9.4 million). See Note 8 "Long-Term Debt" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our long-term debt.
Included in other liabilities in the consolidated balance sheet at July 30, 2016 are uncertain tax positions including potential interest and penalties of $0.4 million that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.
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
Recently Issued Financial Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim and fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2016, the result would have been a reclassification from additional paid-in capital to income tax expense. For fiscal 2016, the result would have increased current year income tax expense by $0.1 million and for fiscal 2015, the result would have decreased current year income tax expense by $2.7 million.

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

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption at the beginning of an interim or annual period is permitted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2016, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $35.2 million and $32.3 million as of July 30, 2016 and August 1, 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted this standard in the fourth quarter of fiscal 2016, which resulted in the reclassification of $1.6 million and $1.8 million as of July 30, 2016 and August 1, 2015, respectively, from other long-term assets to long-term debt on the Company's Consolidated Balance Sheets.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 "Fair Value Measurements" to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we have used interest rate swap agreements to modify certain of our variable rate obligations to fixed rate obligations.
At July 30, 2016, we had long-term floating rate debt under our amended and restated revolving credit facility of $426.5 million and our real-estate backed Term Loan of $130.0 million, gross of deferred financing costs, and long-term fixed rate debt of $45.1 million, representing 92.5% and 7.5%, respectively, of our long-term borrowings. At August 1, 2015, we had long-term floating rate debt under our amended and restated revolving credit facility of $363.0 million and our real-estate backed Term Loan of $140.0 million, gross of deferred financing costs, and long-term fixed rate debt of $46.4 million, representing 91.6% and 8.4%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point increase in interest rates would change the unrealized fair market value of our fixed rate debt by approximately $0.7 million for each of the fiscal years ended July 30, 2016 and August 1, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (“UNFI”) as of July 30, 2016 and August 1, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 30, 2016. We also have audited UNFI’s internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UNFI’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 30, 2016 and August 1, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended July 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, United Natural Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

On March 31, 2016 the Company acquired all of the outstanding stock of Nor-Cal Produce, Inc. ("Nor-Cal"), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 30, 2016, Nor-Cal’s internal control over financial reporting with associated assets of approximately $68.6 million (of which $30.0 million represents customer lists and $1.5 million represents a tradename and intangible assets included within the scope of the assessment) and total revenue of $51.4 million generated by Nor-Cal that was included in the Company’s consolidated financial statements as of and for the year ended July 30, 2016. Our audit of internal control over financial reporting of United Natural Foods, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Nor-Cal.

On May 13, 2016 the Company acquired all of the outstanding stock of Haddon House Food Products, Inc. ("Haddon"), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 30, 2016, Haddon’s internal control over financial reporting with associated assets of approximately $219.1 million (of which $62.7 million represents customer relationships and $49.3 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of $100.4 million generated by Haddon that was included in the Company’s consolidated financial statements as of and for the year ended July 30, 2016. Our audit of internal control over financial reporting of United Natural Foods, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Haddon.

Providence, Rhode Island
September 28, 2016

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,593	$17,380
Accounts receivable, net of allowance of $9,638 and $7,489, respectively	489,708	474,494
Inventories	1,021,663	975,194
Deferred income taxes	35,228	32,333
Prepaid expenses and other current assets	45,998	46,976
Total current assets	1,611,190	1,546,377
Property and equipment, net	616,605	572,452
Goodwill	366,168	266,640
Intangible assets, net of accumulated amortization of $34,315 and $25,717, respectively	222,314	125,830
Other assets	35,878	29,695
Total assets	$2,852,155	$2,540,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$445,430	$390,134
Accrued expenses and other current liabilities	162,438	126,193
Current portion of long-term debt	11,854	11,613
Total current liabilities	619,722	527,940
Notes payable	426,519	362,993
Deferred income taxes	95,220	65,644
Other long-term liabilities	29,451	30,380
Long-term debt, excluding current portion	161,739	172,949
Total liabilities	1,332,651	1,159,906
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,383 issued and outstanding shares at July 30, 2016; 50,096 issued and outstanding shares at August 1, 2015	504	501
Additional paid-in capital	436,167	420,584
Accumulated other comprehensive loss	(22,379)	(19,443)
Retained earnings	1,105,212	979,446
Total stockholders' equity	1,519,504	1,381,088
Total liabilities and stockholders' equity	$2,852,155	$2,540,994

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
Net sales	$8,470,286	$8,184,978	$6,794,447
Cost of sales	7,190,935	6,924,463	5,666,802
Gross profit	1,279,351	1,260,515	1,127,645
Operating expenses	1,049,690	1,017,755	916,857
Restructuring and asset impairment expenses	5,552	803	—
Total operating expenses	1,055,242	1,018,558	916,857
Operating income	224,109	241,957	210,788
Other expense (income):
Interest expense	16,259	14,498	7,753
Interest income	(1,115)	(356)	(508)
Other, net	743	(1,954)	(3,865)
Total other expense, net	15,887	12,188	3,380
Income before income taxes	208,222	229,769	207,408
Provision for income taxes	82,456	91,035	81,926
Net income	$125,766	$138,734	$125,482
Basic per share data:
Net income	$2.50	$2.77	$2.53
Weighted average basic shares of common stock	50,313	50,021	49,602
Diluted per share data:
Net income	$2.50	$2.76	$2.52
Weighted average diluted shares of common stock	50,399	50,267	49,888

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
Net income	$125,766	$138,734	$125,482
Other comprehensive loss:
Foreign currency translation adjustments	$205	$(13,852)	$(4,060)
Change in fair value of swap agreements, net of tax	(3,141)	(439)	—
Total other comprehensive loss	$(2,936)	$(14,291)	$(4,060)
Total comprehensive income	$122,830	$124,443	$121,422

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at August 3, 2013	49,330	$493	—	$—	$380,109	$(39)	$(1,092)	$715,230	$1,094,701
Allocation of shares to ESOP						25			25
Issuance of common stock for acquisition	112	1			7,103				7,104
Stock option exercises and restricted stock vestings, net	329	4			(1,546)				(1,542)
Share-based compensation					14,608				14,608
Tax benefit associated with stock plans					2,601				2,601
Foreign currency translation							(4,060)		(4,060)
Net income								125,482	125,482
Balances at August 2, 2014	49,771	$498	—	$—	$402,875	$(14)	$(5,152)	$840,712	$1,238,919
Allocation of shares to ESOP						14			14
Stock option exercises and restricted stock vestings, net	325	3			982				985
Share-based compensation					13,981				13,981
Tax benefit associated with stock plans					2,746				2,746
Fair value of swap agreements, net of tax							(439)		(439)
Foreign currency translation							(13,852)		(13,852)
Net income								138,734	138,734
Balances at August 1, 2015	50,096	$501	—	$—	$420,584	$—	$(19,443)	$979,446	$1,381,088
Stock option exercises and restricted stock vestings, net	287	3	—	—	291				294
Share-based compensation					15,308				15,308
Share-based compensation / restructuring costs					67				67
Tax deficit associated with stock plans					(83)				(83)
Fair value of swap agreements, net of tax							(3,141)		(3,141)
Foreign currency translation							205		205
Net income								125,766	125,766
Balances at July 30, 2016	50,383	$504	—	$—	$436,167	$—	$(22,379)	$1,105,212	$1,519,504
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(In thousands)	July 30, 2016	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,766	$138,734	$125,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,006	63,800	48,758
Deferred income tax expense	12,480	15,339	881
Share-based compensation	15,308	13,981	14,608
Excess tax deficit (benefit) from share-based payment arrangements	83	(2,746)	(2,601)
Loss (gain) on disposals of property and equipment	458	(499)	647
Restructuring and asset impairment	758	803	—
Gain associated with acquisition of land	—	(2,824)	(4,840)
Provision for doubtful accounts	6,426	5,059	3,152
Non-cash interest (income) expense	(106)	389	2,012
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	29,417	(42,257)	(71,247)
Inventories	2,113	(153,701)	(97,819)
Prepaid expenses and other assets	5,381	4,541	2,024
Accounts payable	14,379	16,001	28,734
Accrued expenses and other liabilities	13,140	(7,756)	12,627
Net cash provided by operating activities	296,609	48,864	62,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,375)	(129,134)	(147,303)
Purchases of acquired businesses, net of cash acquired	(306,724)	(8,036)	(211,574)
Long-term investment	—	(3,000)	—
Payment of company owned life insurance premiums	(2,925)	(2,925)	—
Proceeds from disposals of property and equipment	109	1,026	6,084
Net cash used in investing activities	(350,915)	(142,069)	(352,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	709,972	728,316	853,884
Repayments of borrowings under revolving credit line	(646,481)	(779,461)	(568,338)
Proceeds from borrowings of long-term debt	—	150,000	—
Repayments of long-term debt	(11,255)	(11,197)	(1,226)
Increase in bank overdraft	6,063	5,003	11,501
Proceeds from exercise of stock options	2,011	3,415	2,215
Payment of employee restricted stock tax withholdings	(1,717)	(2,430)	(3,757)
Excess tax (deficit) benefit from share-based payment arrangements	(83)	2,746	2,601
Capitalized debt issuance costs	(2,164)	(1,965)	(1,523)
Net cash provided by financing activities	56,346	94,427	295,357
Effect of exchange rate changes on cash and cash equivalents	(827)	42	23
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,213	1,264	5,005
Cash and cash equivalents at beginning of period	17,380	16,116	11,111
Cash and cash equivalents at end of period	$18,593	$17,380	$16,116
Supplemental disclosures of cash flow information:
Non-cash financing activity	$—	$14,088	$—
Non-cash investing activity	$—	$14,088	$7,104
Cash paid for interest	$16,696	$14,632	$6,599
Cash paid for federal and state income taxes, net of refunds	$67,028	$72,357	$77,091
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business
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
The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2016, 2015 and 2014 ended on July 30, 2016, August 1, 2015 and August 2, 2014, respectively. Fiscal 2016, 2015 and 2014 contained 52 weeks. Each of the Company's interim quarters consisted of 13 weeks.
Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution centers, offset by consideration received from suppliers in connection with the purchase of the suppliers' products. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses. Certain items in the consolidated balance sheet as of August 1, 2015 have been reclassified as a result of an immaterial correction explained in Note 15, "Immaterial Correction of Prior Period Financial Statements." These revisions were not material to the Company's consolidated financial statements as a whole.

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
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Property and equipment includes the non-cash expenditures made by the landlord for the Aurora, Colorado distribution center in addition to office space utilized as the Company's Corporate headquarters in Providence, Rhode Island as the lease qualifies for capital lease treatment pursuant to Financial Accounting Standards Board Accounting Standards Codification 840, Leases. Property and equipment also includes accumulated depreciation with respect to these items. Refer to Note 8, Long-Term Debt, for additional information.
Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. The Company capitalized $0.4 million of interest during the fiscal year ended July 30, 2016 related to the construction of a new distribution center in Gilroy, California which began operations in February 2016. The Company capitalized $0.5 million of interest during the fiscal year ended August 1, 2015 related to the construction of new distribution centers in Prescott, Wisconsin and Gilroy, California. The Company capitalized $0.9 million of interest during the fiscal year ended August 2, 2014 related to the construction of new distribution centers in Racine, Wisconsin and Hudson Valley, New York.

Property and equipment consisted of the following at July 30, 2016 and August 1, 2015:

	Original Estimated Useful Lives (Years)	2016	2015
	(In thousands, except years)
Land		$52,641	$43,033
Buildings and improvements	20-40	403,822	302,066
Leasehold improvements	5-20	136,758	133,120
Warehouse equipment	3-30	163,494	155,477
Office equipment	3-10	55,915	57,519
Computer software	3-7	146,766	130,652
Motor vehicles	3-7	4,597	4,357
Construction in progress		15,018	63,557
		979,011	889,781
Less accumulated depreciation and amortization		362,406	317,329
Net property and equipment		$616,605	$572,452
Depreciation expense amounted to $61.1 million, $55.0 million and $42.9 million for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively.

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
The calculation of the Company's tax liabilities includes addressing uncertainties in the application of complex tax regulations and is based on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return,

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

The Company's reporting units are at or one level below the operating segment level. Approximately 95.1% of the Company's goodwill is within its wholesale reporting unit as of July 30, 2016. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company is allowed to perform a qualitative assessment for goodwill impairment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2016 were for any reporting units that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a two-step test within the past five years, (3) have had no significant changes to their working capital structure, (4) have current year income which is at least 85% of prior year amounts, and (5) present no other factors to be considered as outlined in ASU 2011-08. Based on the qualitative assessment performed for fiscal 2016, three of the Company's four reporting units met these thresholds. As these reporting units have passed their previous two-step tests within the past 5 years, the reporting units' net income has not decreased more than 15% and their working capital requirements have not increased significantly, no quantitative testing was performed on these reporting units as part of the annual test in fiscal 2016.
For the reporting unit that did not meet the thresholds above for fiscal 2016, the Company performed a two-step goodwill impairment analysis. The first step to identify potential impairment involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. The reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis which is the basis for the fair value analysis. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired and no further testing is required. This was the case for the reporting unit that required a quantitative test for the annual assessment in fiscal 2016. Had the carrying value exceeded estimated fair value for this unit, there would have been an indication of potential impairment and the second step would have been performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangible assets. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value.
In accordance with ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, the Company is allowed to perform a qualitative assessment for intangible asset impairment unless it believes it is more likely than not that an intangible asset's fair value is less than the carrying value. The thresholds used by the Company for this determination in the fourth quarter of fiscal 2016 were for any intangible assets (or groups of assets) that (1) have passed their previous two-step test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had performed a two-step test within the past five years, and (3) have current year income which is at least 85% of prior year amounts. The Company's only indefinite lived intangible assets are the branded product line asset group. During fiscal 2016, the Company's annual qualitative assessment of its indefinite lived intangible assets indicated that no impairment existed.
During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized value of an intangible asset.
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of August 2, 2014	$256,817	$17,731	$274,548
Goodwill adjustment for prior year business combinations	(3,487)	—	(3,487)
Change in foreign exchange rates	(4,421)	—	(4,421)
Goodwill as of August 2, 2015	$248,909	$17,731	$266,640
Goodwill from current year business combinations	99,142	294	99,436
Change in foreign exchange rates	92	—	92
Goodwill as of July 30, 2016	$348,143	$18,025	$366,168

The following table presents the detail of the Company's other intangible assets (in thousands):

	July 30, 2016			August 1, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$196,313	$33,447	$162,866	$96,192	$25,364	$70,828
Non-compete agreements	2,900	753	2,147	1,700	353	1,347
Trademarks and tradenames	1,700	115	1,585	—	—	—
Total amortizing intangible assets	200,913	34,315	166,598	97,892	25,717	72,175
Indefinite lived intangible assets:
Trademarks and tradenames	55,716	—	55,716	53,655	—	53,655
Total	$256,629	$34,315	$222,314	$151,547	$25,717	$125,830
Amortization expense was $8.9 million, $7.8 million and $5.1 million for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of July 30, 2016 is shown below:

Fiscal Year:	(In thousands)
2017	$15,099
2018	14,720
2019	14,704
2020	14,047
2021	13,130
2022 and thereafter	94,898
$166,598

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
Whole Foods Market, Inc. was the Company's largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 35% and 34% of the Company's net sales for the fiscal years ended July 30, 2016 and August 1, 2015, respectively, and 36% of the Company's net sales for the fiscal year ended August 2, 2014. There were no other customers that individually generated 10% or more of the Company's net sales during those periods.
The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or canceled orders.

(j)	Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to the short-term nature of these instruments.
The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Refer to Note 9, Fair Value Measurements, for additional information regarding the fair value hierarchy. The fair value of notes payable and long-term debt are based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rate for similar financial instruments. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	July 30, 2016		August 1, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$18,593	$18,593	$17,380	$17,380
Accounts receivable	489,708	489,708	474,494	474,494
Notes receivable	3,709	3,709	7,361	7,361
Liabilities:
Accounts payable	445,430	445,430	390,134	390,134
Notes payable	426,519	426,519	362,993	362,993
Long-term debt, including current portion	173,593	182,790	184,562	192,679

(k)	Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

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
The Company accounts for its share-based compensation in accordance with FASB ASC 718, Stock Compensation ("ASC 718"). ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has four share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock awards, restricted stock units, performance shares and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options, restricted stock awards and restricted stock units granted to employees vest ratably over 4 years from the grant date and grants to members of the Company's Board of Directors vest ratably over 6 months with one half vesting immediately. The Company's President and Chief Executive Officer and its other executive officers or members of senior management have been granted performance units which have vested, when and if earned, in accordance with the terms of the related performance unit award agreements. During fiscal 2016, fiscal 2015 and fiscal 2014, the Company granted performance-based stock units to its executive officers that will vest if the Company achieves certain performance metrics as of and for the years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.
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
The Company receives an income tax deduction for restricted stock awards and restricted stock units when they vest and for non-qualified stock options exercised by employees equal to the excess of the fair market value of its common stock on the vesting or exercise date over the exercised price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) and tax deficit (tax deficit resulting from compensation cost recognized in excess of tax deductions) are presented as a cash inflow or outflow provided by financing activities in the accompanying consolidated statement of cash flows.

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

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
	(In thousands)
Basic weighted average shares outstanding	50,313	50,021	49,602
Net effect of dilutive common stock equivalents based upon the treasury stock method	86	246	286
Diluted weighted average shares outstanding	50,399	50,267	49,888
Potential anti-dilutive share-based payment awards excluded from the computation above	84	7	6

(o)	Comprehensive Income (Loss)
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
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs totaled $467.5 million, $452.9 million and $397.7 million for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively.

(r)	Reserves for Self-Insurance
The Company is primarily self-insured for workers' compensation and general and automobile liability insurance. It is the Company's policy to record the self-insured portion of workers' compensation and automobile liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns.

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

(t)	Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim and fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2016, the result would have been a reclassification from additional paid-in capital to income tax expense. For fiscal 2016, the result would have increased current year income tax expense by $0.1 million and for fiscal 2015, the result would have decreased current year income tax expense by $2.7 million.

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

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption at the beginning of an interim or annual period is permitted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2016, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $35.2 million and $32.3 million as of July 30, 2016 and August 1, 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted this standard in the fourth quarter of fiscal 2016, which resulted in the reclassification of $1.6 million and $1.8 million as of July 30, 2016 and August 1, 2015, respectively, from other long-term assets to long-term debt on the Company's Consolidated Balance Sheets.

(u)	Correction of Prior Period Errors
During the three months ended January 31, 2015, the Company recorded a cumulative adjustment to net sales for $7.7 million related to amounts owed to a customer resulting from an incorrect calculation of contractual obligations to that customer from fiscal year 2009 through fiscal year 2014. The aggregate amount of the reduction in net sales related to this incorrect calculation in fiscal 2015 was $9.3 million, including a $1.6 million reduction in the first quarter of fiscal 2015. The Company reviewed the impact of these corrections in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 99 "Materiality," and determined that these corrections were not material to prior periods or the periods in which the amounts were recorded.
During the fourth quarter of fiscal 2016, the Company revised previously reported amounts for identified errors in accounting for early payment discounts on inventory purchases. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, "Materiality", and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued consolidated financial statements. Refer to Note 15, "Immaterial Correction of Prior Period Financial Statements" for further detail.

2.	ACQUISITIONS
Wholesale Segment
Global Organic/Specialty Source, Inc. On March 7, 2016, the Company acquired certain assets of Global Organic/Specialty Source Inc. and related affiliates (collectively "Global Organic") through its wholly owned subsidiary Albert's Organics, Inc. ("Albert's"). Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Total cash consideration related to this acquisition was approximately $20.6 million, subject to certain customary post-closing adjustments. The fair value of identifiable intangible assets acquired was determined by using an income approach. During the three months ended July 30, 2016, the Company recorded an adjustment to certain provisional amounts recorded as of April 30, 2016. The adjustment included a decrease to the customer list intangible asset by $1.0 million based on updated valuation information with a corresponding increase to goodwill. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $7.4 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Global Organic's operations have been combined with the existing Albert's business; therefore, the Company does not record the expenses separately from the rest of the wholesale distribution business and results are not separable.

Nor-Cal Produce, Inc. On March 31, 2016 the Company acquired all of the outstanding stock of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate. Founded in 1972, Nor-Cal is a family owned and operated distributor of conventional and organic produce and other fresh products in Northern California, with primary operations located in West Sacramento, California. Total cash consideration related to this acquisition was approximately $68.6 million, subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer lists of $30.3 million, a tradename with an estimated fair value of $1.0 million, and a non-compete with an estimated fair value of $0.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 13 and five years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $40.3 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. Net sales attributed to Nor-Cal from the date of acquisition through the fiscal year ended July 30, 2016 were $51.4 million.

The following table summarizes the preliminary fair values of assets and liabilities for the Nor-Cal acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date, including adjustments made through July 30, 2016:

(in thousands)	Preliminary as of April 30, 2016	Adjustments in Current Fiscal Year	Preliminary as of July 30, 2016
Accounts receivable	$8,483	$—	$8,483
Inventories	1,902	—	1,902
Property and equipment	10,743	(714)	10,029
Other assets	1,097	(972)	125
Customer relationships	30,000	300	30,300
Tradename	1,000	—	1,000
Non-compete	500	—	500
Goodwill	39,458	884	40,342
Total assets	$93,183	$(502)	$92,681
Liabilities	24,603	(502)	24,101
Total purchase price	$68,580	$—	$68,580

Haddon House Food Products, Inc. On May 13, 2016 the Company acquired all of the outstanding stock of Haddon House Food Products, Inc. (“Haddon”) and certain affiliated entities and real estate. Founded in 1960 by the Anderson family, Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Total consideration related to this acquisition was approximately $219.1 million, $217.5 million of which was paid in cash and $1.6 million of which was included in accounts payable as of July 30, 2016. The purchase price is subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer relationships with an estimated fair value of $62.7 million, the Haddon tradename with an estimated fair value of $0.7 million, non-compete agreements with an estimated fair value of $0.7 million, and a trademark asset related to Haddon owned branded product lines with an estimated fair value of $2.0 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately 13 years, the Haddon tradename is being amortized over an estimated useful life of approximately 3 years, the non-compete agreements that the Company received from the owners of Haddon are being amortized over the 5-year term of the agreements, and the Haddon trademark asset associated with its branded product lines is estimated to have an indefinite useful life. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $45.9 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.
Net sales of Haddon from the date of acquisition through the fiscal year ended July 30, 2016 were $100.4 million.

The following table summarizes the preliminary fair values of assets and liabilities for the Haddon acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016
Accounts receivable	$40,434
Other receivable	3,621
Inventories	46,138
Prepaid expenses and other current assets	1,645
Property and equipment	54,501
Other assets	280
Customer relationships	62,700
Tradename	700
Non-compete	700
Other intangible assets	2,000
Goodwill	45,851
Total assets	$258,570
Liabilities	39,510
Total purchase price	$219,060

Cash paid for Nor-Cal, Global Organic and Haddon was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs related to the current year acquisitions of Global Organic, Nor-Cal and Haddon were approximately $2.1 million for the year ended July 30, 2016 and have been expensed as incurred within "operating expenses" in the Consolidated Statements of Income. The results of the acquired businesses' operations have been included in the consolidated financial statements since the applicable date of acquisitions.
Tony's Fine Foods. During the fourth quarter of fiscal 2015, the Company finalized its purchase accounting related to the Company's acquisition of all of the outstanding capital stock of Tony's Fine Foods (“Tony’s”) in the fourth quarter of fiscal 2014. Of the total purchase price of approximately $202.7 million, approximately $196.5 million was paid in cash. The remaining portion of the purchase price for Tony's was paid with approximately 112,000 shares of the Company’s common stock.
The fair value of identifiable intangible assets acquired was determined primarily by using an income approach. Identifiable intangible assets include customer relationships with an estimated fair value as of the acquisition date of $54.8 million, the Tony's tradename with an estimated fair value as of the acquisition date of approximately $25.2 million, and non-competition agreements with an estimated fair value as of the acquisition date of $1.7 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately 20 years, the non-competition agreements that the Company received from the owners of Tony's are being amortized over the 5-year terms of the agreements, and the Tony's tradename is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on certain information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $61.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including expansion of the Company's sales in natural protein and specialty cheeses.

The following table summarizes the consideration paid for the Tony's acquisition and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(in thousands)	Final Opening Balance Sheet
Accounts receivable	$40,577
Inventory	31,807
Property and equipment	41,983
Other assets	5,815
Customer relationships	54,800
Tradename and other intangible assets	26,900
Goodwill	61,487
Total assets	$263,369
Liabilities	60,698
Total purchase price	$202,671
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
During the first quarter of fiscal 2014, the Company, within its wholesale segment, completed a business combination related to the acquisition of all of the equity interests of Trudeau Foods, LLC from Trudeau Holdings, LLC, a portfolio company of Arbor Investments II, LP. The total cash consideration related to this acquisition was approximately $23.0 million. The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets recorded based on the valuation consist of customer lists of $9.5 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years. Significant assumptions utilized in the income approach were based on company-specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The results of the acquired operations of Trudeau have been included in the Company's results since September 26, 2013.

3.	EQUITY PLANS
The Company recognized total share-based compensation expense of $15.3 million for the fiscal year ended July 30, 2016, compared to $14.0 million and $14.6 million for the fiscal years ended August 1, 2015 and August 2, 2014, respectively. For the fiscal year ended July 30, 2016, the Company did not record share-based compensation expense related to performance-based share awards, including compensation expense related to performance units with vestings tied to Company's performance in fiscal 2016, as a result of performance measures not being attained at the end of the fiscal year and the resulting forfeiture of these awards. The Company recognized a benefit of $1.0 million related to performance-based share awards for the fiscal year ended August 1, 2015 due to the reversal of share-based compensation expense recorded in fiscal 2014 caused by performance measures not being attained as of the end of fiscal 2015 and the resulting forfeiture of these awards. The Company recorded $1.0 million share-based compensation expense related to performance-based share awards for the fiscal year ended August 2, 2014.
As of July 30, 2016, there was $28.7 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.6 years.
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
The following summary presents the weighted average assumptions used for stock options granted in fiscal 2016, 2015 and 2014:

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
Expected volatility	27.5%	26.2%	28.5%
Dividend yield	—%	—%	—%
Risk free interest rate	1.3%	1.4%	1.2%
Expected term (in years)	4.0	4.0	3.0
The Company has four equity incentive plans that provide for the issuance of stock options: the 1996 Stock Option Plan (the "1996 Plan"), the 2002 Stock Incentive Plan (the "2002 Plan"), the 2004 Equity Incentive Plan, as amended (the "2004 Plan"), and the 2012 Equity Incentive Plan, as amended and restated (the "2012 Plan") (collectively, the "Plans"). The Plans provide, or prior to their expiration, in the case of the 1996, 2002, and 2004 Plans, provided, for grants of stock options to employees, officers, directors and others. Since fiscal 2010, the Company has not granted stock options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or Compensation Committee of the Board of Directors. Typically, awards granted to employees vest ratably over 4 years. The Company did not grant options to directors in fiscal 2014, fiscal 2015 or fiscal 2016. The maximum term of all incentive and non-statutory stock options granted under the Plans is 10 years. There were 7,800,000 shares authorized for grant under the 1996 Plan and 2002 Plan and 1,250,000 under the 2012 Plan prior to December 16, 2015, when the 2012 Plan was amended to increase shares available for issuance by 2,000,000. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. Prior to the expiration of the applicable plan, these shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards. As of July 30, 2016, 2,354,570 shares were available for grant under the 2012 Plan. The authorization for new grants under the 1996 Plan, 2002 Plan and 2004 Plan has expired.
The following summary presents information regarding outstanding stock options as of July 30, 2016 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	444,516	$46.97
Granted	33,030	$51.52
Exercised	(84,110)	$30.51
Forfeited	(27,005)	$64.43
Cancelled	(22,802)	$61.01
Outstanding at end of year	343,629	$49.13	5.8 years	$2,586,141
Exercisable at end of year	223,711	$42.99	4.7 years	$2,586,141
The weighted average grant-date fair value of options granted during the fiscal years ended July 30, 2016, August 1, 2015, and August 2, 2014 was $15.59, $14.82 and $16.48, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended July 30, 2016, August 1, 2015, and August 2, 2014, was $2.6 million, $3.1 million and $2.5 million, respectively.
Vesting requirements for awards under the Plans are at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and for time vesting awards are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six month anniversary of the grant date.
The following summary presents information regarding restricted stock awards, restricted stock units, performance shares and performance units under the Plans as of July 30, 2016 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at August 1, 2015	621,232	$61.60
Granted	571,638	$50.44
Vested	(256,210)	$56.72
Forfeited	(202,863)	$58.19
Outstanding at July 30, 2016	733,797	$55.55
The total intrinsic value of restricted stock awards and restricted stock units vested was $12.3 million, $17.3 million and $16.9 million during the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively. The total intrinsic value of performance share awards and performance units vested was $1.3 million during the fiscal year ended August 2, 2014, respectively. No performance share awards or performance units vested during the fiscal years ended July 30, 2016 or August 1, 2015.
During the fiscal year ended July 30, 2016, 29,115 performance units were granted (subject to the issuance of an additional 29,115 shares if the Company's performance exceeded specified targeted levels) to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital for fiscal 2016. The per share grant-date fair value of these awards was $51.52. Effective July 30, 2016, all of these performance units were forfeited as the underlying performance criteria that were required to be achieved in order for the units to vest were not achieved.
During the fiscal year ended August 1, 2015, 23,238 performance units were granted (subject to the issuance of an additional 23,238 shares if the Company's performance exceeded specified targeted levels), to the Company's President and CEO, the vesting of which was contingent on the attainment of specific levels of earnings before interest and taxes and return on invested capital. The per share grant-date fair value of these awards was $64.55. Effective August 1, 2015, all of these performance units were forfeited as the underlying performance criteria that were required to be achieved in order for the units to vest were not achieved.
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
The Company has a performance-based equity compensation arrangement with a 2-year performance-based vesting component that was established for members of the Company's executive leadership team. Under this arrangement, for the 2-year performance periods ended July 30, 2016, August 1, 2015 and August 2, 2014, the executives were awarded performance-based stock units with a grant-date fair value equal to approximately 30% of the sum of 125% of their annual base salary and 50% of their cash-based performance award earned in the prior fiscal year. Similar to the performance awards granted to the Company's President and CEO, if the Company's performance exceeded specified targeted levels, the grants could be increased up to an additional 100%. For the 2-year performance periods ended July 30, 2016, August 1, 2015, and August 2, 2014, it was determined that targeted levels of performance were not met and therefore, the Company did not issue shares to the executive leadership team in settlement of the performance units and all the units were forfeited.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
	(In thousands)
Balance at beginning of year	$8,493	$8,294	$10,026
Additions charged to costs and expenses	6,426	5,059	3,152
Deductions	(3,689)	(4,590)	(5,743)
Charged to Other Accounts (1)	—	(270)	859
Balance at end of year	$11,230	$8,493	$8,294
(1) Relates to acquisitions.

5.	RESTRUCTURING ACTIVITIES
2016 Cost-Saving Measures. During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, would terminate on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business which resulted in total restructuring costs of $4.4 million, all of which was recorded during the first six months of fiscal 2016. There were no additional costs recorded related to these cost-savings initiatives in fiscal 2016. These initiatives resulted in a reduction of employees, the majority of which were terminated during the first quarter of fiscal 2016, across the Company. The total work-force reduction charge of $3.4 million recorded during fiscal 2016 was primarily related to severance and fringe benefits. In addition to workforce reduction charges, the Company recorded $0.9 million during fiscal 2016 for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.
Earth Origins Market. During the fourth quarter of fiscal 2016, the Company recorded restructuring and impairment charges of $0.8 million related to the Company's Earth Origins Market ("Earth Origins") retail business. The Company made the decision during the fourth quarter of fiscal 2016 to close two of its stores, one store located in Florida and the other located in Maryland, which resulted in restructuring costs of $0.5 million primarily related to severance and closure costs. The stores were closed during the first quarter of fiscal 2017. In addition, the Company recorded a total impairment charge of $0.3 million on long-lived assets.
Canadian facility closure. During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized balance of an intangible asset. During the second quarter of fiscal 2015, the Company recognized a restructuring charge of $0.2 million in connection with this closure. Additionally, during the second quarter of fiscal 2016, the Company recognized an additional impairment charge of $0.4 million related to the long lived assets at the facility.
The following is a summary of the restructuring costs the Company recorded in fiscal 2016, as well as the remaining liability as of the fiscal year ended July 30, 2016 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of July 30, 2016
Cost saving measures:
Severance	$3,443	$(3,087)	$356
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Earth Origins:
Severance	41	—	41
Store closing costs	443	—	443
Total	$4,865	$(4,025)	$840

The following is a summary of the impairment costs the Company recorded in fiscal 2016 (in thousands):

Impairment Costs
Canadian facility closure	$413
Earth Origins store	274
Total	$687

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of July 30, 2016 and August 1, 2015 consisted of the following (in thousands):

	July 30, 2016	August 1, 2015
Accrued salaries and employee benefits	$58,832	$45,778
Workers' compensation and automobile liabilities	23,448	18,782
Customer incentives	16,410	15,011
Accrued freight	12,046	9,242
Interest rate swap liability	5,917	726
Other	45,785	36,654
Total accrued expenses and other current liabilities	$162,438	$126,193

7.	NOTES PAYABLE
On April 29, 2016, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third A&R Credit Agreement") amending and restating certain terms and provisions of its revolving credit facility which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Third A&R Credit Agreement, the amended and restated revolving credit facility provides an option to increase the U.S. or Canadian revolving commitments by up to an additional $600.0 million (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.
The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrue interest, at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ending April 29, 2017. After this period, the interest on the U.S. borrowings is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrue interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ending April 29, 2017. After this period, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.
As of July 30, 2016, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $7.4 million of reserves, was $832.7 million. As of July 30, 2016, the Company had $426.5 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $37.4 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $368.7 million as of July 30, 2016.
The amended and restated revolving credit facility, as amended by the Third A&R Credit Agreement, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the fiscal year ended July 30, 2016.
The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.
8.LONG-TERM DEBT
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

On April 29, 2016, the Company entered into a First Amendment Agreement (the “Term Loan Amendment”) to the Term Loan Agreement which amends the Term Loan Agreement. The Term Loan Amendment was entered into to reflect the changes to the amended and restated revolving credit facility reflected in the Amendment. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Company’s amended and restated revolving credit agreement. Under the Term Loan Agreement, the borrowers at their option may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. The borrowers will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement.

On September 1, 2016, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Term Loan Agreement which amends the Term Loan Agreement. The Second Amendment was entered into to adjust the applicable margin charged to borrowings under the Term Loan Agreement. As amended by the Second Amendment, borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the administrative agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 0.75%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available sources) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 1.75%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the administrative agent. The borrowers' obligations under the Term Loan Agreement are secured by certain parcels of the borrowers' real property.

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
As of July 30, 2016 and August 1, 2015, the Company's long-term debt consisted of the following:

	July 30, 2016	August 1, 2015
	(In thousands)
Financing obligation, due monthly, and maturing in October 2028 at an effective interest rate of 7.32%	$31,502	$32,510
Capital lease, Providence, Rhode Island corporate headquarters, due monthly, and maturing in April 2025 at an effective interest rate of 12.38%	13,643	13,883
Real-estate backed Term Loan Agreement, due quarterly (1)	128,448	138,169
	$173,593	$184,562
Less: current installments	11,854	11,613
Long-term debt, excluding current installments	$161,739	$172,949

(1) Real-estate backed Term Loan Agreement balance is shown net of debt issuance costs of $1.6 million and $1.8 million as of July 30, 2016 and August 1, 2015, respectively, due to the Company's adoption of ASU No. 2015-03 in the fourth quarter of fiscal 2016.
Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 30, 2016:

Year	(In thousands)
2017	$11,854
2018	12,103
2019	12,515
2020	12,693
2021	93,181
2022 and thereafter	32,799
$175,145

9.	FAIR VALUE MEASUREMENTS
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

Interest Rate Swap Agreements
On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015. The agreement provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% on an initial amortizing principal amount of $140.0 million while receiving interest for the same period at the one-month LIBOR on the same notional amount. The interest rate swap has been entered into as a hedge against LIBOR movements on the current variable rate related to the Company’s real-estate backed Term Loan Agreement entered into on August 14, 2014, explained in more detail in Note 8 "Long-Term Debt," to protect against rising interest rates. We expect that the interest rate swap will effectively fix the Company’s interest rate payments on the $140.0 million of debt under the Company's Term Loan Agreement. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging ("ASC 815").

On June 7, 2016, the Company entered into two pay fixed and receive float interest rate swap agreements to effectively fix the underlying variable rate debt on the Company’s amended and restated revolving credit facility. The first agreement has an effective date of June 9, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three-year period at a fixed annual rate of 0.8725% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount. The second agreement has an effective date of June 9, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five-year period at a fixed rate of 1.065% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount.

On June 24, 2016, the Company entered into two additional pay fixed and receive float interest rate swap agreements to effectively fix the underlying variable rate debt on the Company’s amended and restated revolving credit facility. The first agreement has an effective date of June 24, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three-year period at a fixed annual rate of 0.7265% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount. The second agreement has an effective date of June 24, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five-year period at a fixed rate of 0.9260% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as a cash flow hedges at July 30, 2016 and are reflected at their fair value of $5.9 million in the consolidated balance sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of other income. The Company did not have any material hedge ineffectiveness recognized in earnings during the fiscal year ended July 30, 2016. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.
Fuel Supply Agreements

From time to time the Company is a party to fixed price fuel supply agreements. During the fiscal years ended July 30, 2016 and August 1, 2015, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2016. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.
Financial Instruments
The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of July 30, 2016 and August 1, 2015:

	Fair Value at July 30, 2016			Fair Value at August 1, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(5,917)	—	—	$(726)	—
The fair value of the Company's other financial instruments including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and certain accrued expenses are derived using Level 2 inputs and approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments. The carrying amount of notes payable approximates fair value as interest rates on the credit facility approximates current market rates (level 2 criteria).
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

	July 30, 2016		August 1, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long term debt, including current portion	$173,593	$182,790	$184,562	$192,679

10.	COMMITMENTS AND CONTINGENCIES
The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.
Rent and other lease expense for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014 totaled approximately $65.4 million, $74.8 million and $65.1 million, respectively.
Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 30, 2016 are as follows:

Fiscal Year	(In thousands)
2017	$56,269
2018	51,181
2019	44,632
2020	34,452
2021	22,734
2022 and thereafter	55,364
$264,632
As of July 30, 2016, outstanding commitments for the purchase of inventory were approximately $18.9 million. The Company had outstanding letters of credit of approximately $37.4 million at July 30, 2016.
As of July 30, 2016, outstanding commitments for the purchase of diesel fuel were approximately $2.6 million.

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

11.	RETIREMENT PLANS
Retirement Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also has the Millbrook Distribution Services Union Retirement Plan, which was assumed as part of an acquisition during fiscal 2008 and the Western Conference of Teamsters Pension Trust Fund, which was assumed as part of the Nor-Cal acquisition in March 2016. The Company's contributions to these plans were approximately $7.3 million, $6.4 million, and $5.8 million for the fiscal years ended July 30, 2016, August 1, 2015 and August 2, 2014, respectively.
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
In an effort to provide for the benefits associated with these plans, the acquired company's predecessor purchased whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $12.2 million and $11.5 million at July 30, 2016 and August 1, 2015, respectively. At July 30, 2016, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Fiscal Year	(In thousands)
2017	$1,248
2018	1,067
2019	1,147
2020	940
2021	785
2022 and thereafter	3,837
$9,024

12.	EMPLOYEE STOCK OWNERSHIP PLAN
The Company adopted the UNFI Employee Stock Ownership Plan (the "ESOP") for the purpose of acquiring outstanding shares of the Company for the benefit of eligible employees. The ESOP was effective as of November 1, 1988 and received notice of qualification by the Internal Revenue Service.
In connection with the adoption of the ESOP, a Trust was established to hold the shares acquired. On November 1, 1988, the Trust purchased 40% of the then outstanding common stock of the Company at a price of $4.1 million. The trustees funded this purchase by issuing promissory notes to the initial stockholders, with the Trust shares pledged as collateral. These notes bore interest at 1.33% and were payable through May 2015. As the debt was repaid, the shares were released from collateral and allocated to active employees, based on the proportion of principal and interest paid in the year.
All shares held by the ESOP were purchased prior to December 31, 1992, except that 9,393 shares were purchased during the fourth quarter of fiscal 2015 to fund the final allocation of shares under the ESOP and during the first quarter of fiscal 2016, the Company purchased an additional 324 shares to correct a share shortage as the ESOP was merged with the Retirement Plan effective October 30, 2015. Prior to the final release of the shares in the ESOP, the Company considered unreleased shares of the ESOP to be outstanding for purposes of calculating both basic and diluted earnings per share, whether or not the shares had been committed to be released. Prior to the repayments, the debt of the ESOP was recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. The debt was fully repaid as of August 1, 2015, and no contributions were made during fiscal 2016. During the fiscal year ended August 1, 2015, contributions totaling approximately $0.1 million were made to the Trust, less than $0.1 million of which represented interest.
The ESOP shares were classified as follows:

	July 30, 2016	August 1, 2015
	(In thousands)
Total ESOP shares—beginning of year	1,057	1,595
Shares distributed to employees	(1,057)	(538)
Total ESOP shares—end of year	—	1,057
Allocated shares		1,057
Unreleased shares	—	—
Total ESOP shares	—	1,057
During the fiscal year ended August 1, 2015, 24,512 shares were released for allocation based on note payments. All shares were released as of August 1, 2015.

13.	INCOME TAXES
For the fiscal year ended July 30, 2016, income (loss) before income taxes consists of $208.8 million from U.S. operations and $(0.6) million from foreign operations. For the fiscal year ended August 1, 2015, income before income taxes consists of $227.4 million from U.S. operations and $2.4 million from foreign operations. For the fiscal year ended August 2, 2014, income before income taxes consists of $201.1 million from U.S. operations and $6.3 million from foreign operations.

Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 30, 2016
U.S. Federal	$57,157	$11,383	$68,540
State & Local	12,718	1,310	$14,028
Foreign	101	(213)	$(112)
	$69,976	$12,480	$82,456
Fiscal year ended August 1, 2015
U.S. Federal	$60,848	$13,209	$74,057
State & Local	14,119	2,098	16,217
Foreign	729	32	761
	$75,696	$15,339	$91,035
Fiscal year ended August 2, 2014
U.S. Federal	$66,953	$(894)	$66,059
State & Local	12,660	1,452	14,112
Foreign	1,432	323	1,755
	$81,045	$881	$81,926
Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate of 35% applied to income before income taxes as a result of the following:

	Fiscal year ended
	July 30, 2016	August 1, 2015	August 2, 2014
	(In thousands)
Computed "expected" tax expense	$72,878	$80,419	$72,593
State and local income tax, net of Federal income tax benefit	9,412	10,547	9,135
Non-deductible expenses	1,549	1,551	1,333
Tax effect of share-based compensation	86	165	160
General business credits	(135)	(365)	(114)
Other, net	(1,334)	(1,282)	(1,181)
Total income tax expense	$82,456	$91,035	$81,926

The income tax expense (benefit) for the years ended July 30, 2016 and August 1, 2015 and August 2, 2014 was allocated as follows:

	July 30, 2016	August 1, 2015	August 2, 2014
	(In thousands)
Income tax expense	$82,456	$91,035	$81,926
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	83	(2,746)	(2,601)
Other comprehensive income	(2,050)	(293)	—
	$80,489	$87,996	$79,325

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 30, 2016 and August 1, 2015 are presented below:

	2016	2015
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$10,682	$9,034
Compensation and benefits related	25,453	23,651
Accounts receivable, principally due to allowances for uncollectible accounts	4,734	3,279
Accrued expenses	7,519	9,077
Net operating loss carryforwards	1,059	1,177
Interest rate swap agreements	2,343	293
Other deferred tax assets	29	20
Total gross deferred tax assets	51,819	46,531
Less valuation allowance	—	—
Net deferred tax assets	$51,819	$46,531
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$62,030	$47,872
Intangible assets	48,996	31,955
Other	785	15
Total deferred tax liabilities	111,811	79,842
Net deferred tax liabilities	$(59,992)	$(33,311)
Current deferred income tax assets	$35,228	$32,333
Non-current deferred income tax liabilities	(95,220)	(65,644)
	$(59,992)	$(33,311)

In assessing the need to establish a valuation reserve for the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. As of July 30, 2016, the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at July 30, 2016 and correspondingly no valuation allowance has been established.
At July 30, 2016, the Company had net operating loss carryforwards of approximately $3.0 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2017 and 2027.
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. UNFI Canada files income tax returns in Canada and certain of its provinces. U.S. federal income tax examination years prior to 2013 have either statutorily or administratively been closed with the Internal Revenue Service, and with limited exception, the fiscal tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2012 to fiscal 2015.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the fiscal year ended July 30, 2016, the net tax benefit realized in the consolidated statement of income was de minimis. For the fiscal year ended August 1, 2015, the Company recognized net tax benefits of $0.5 million in its consolidated statement of income. For the fiscal year ended August 2, 2014, the Company recognized net tax benefits of $0.3 million in its consolidated statement of income related to tax examinations closed during the fiscal year.

The retained earnings of the Company's non-U.S. subsidiaries that have not been subject to U.S. tax are $15.6 million at July 30, 2016. The Company considers these unremitted earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

14.	BUSINESS SEGMENTS
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

Following is business segment information for the periods indicated:

	Wholesale	Other	Eliminations	Unallocated Expenses	Consolidated
	(In thousands)
Fiscal year ended July 30, 2016
Net sales	8,395,821	238,691	(164,226)	—	$8,470,286
Restructuring and asset impairment expenses	2,811	2,741	—	—	5,552
Operating income (loss)	240,068	(15,080)	(879)	—	224,109
Interest expense	—	—	—	16,259	16,259
Interest income	—	—	—	(1,115)	(1,115)
Other, net	—	—	—	743	743
Income before income taxes					208,222
Depreciation and amortization	68,278	2,728	—	—	71,006
Capital expenditures	39,464	1,911	—	—	41,375
Goodwill	348,143	18,025	—	—	366,168
Total assets	2,672,620	201,603	(22,068)	—	2,852,155
Fiscal year ended August 1, 2015
Net sales	8,099,818	225,520	(140,360)	—	$8,184,978
Restructuring and asset impairment expenses	803	—	—	—	803
Operating income (loss)	259,214	(16,295)	(962)		241,957
Interest expense	—	—	—	14,498	14,498
Interest income	—	—	—	(356)	(356)
Other, net	—	—	—	(1,954)	(1,954)
Income before income taxes					229,769
Depreciation and amortization	64,452	(652)	—	—	63,800
Capital expenditures	125,217	3,917	—	—	129,134
Goodwill	248,909	17,731	—	—	266,640
Total assets	2,369,490	189,149	(17,645)	—	2,540,994
Fiscal year ended August 2, 2014
Net sales	6,709,119	206,618	(121,290)	—	$6,794,447
Operating income (loss)	236,062	(24,542)	(732)	—	210,788
Interest expense	—	—	—	7,753	7,753
Interest income	—	—	—	(508)	(508)
Other, net	—	—	—	(3,865)	(3,865)
Income before income taxes					207,408
Depreciation and amortization	46,516	2,242	—	—	48,758
Capital expenditures	145,875	1,428	—	—	147,303
Goodwill	256,817	17,731	—	—	274,548
Total assets	2,146,114	156,053	(13,276)	—	2,288,891

15.	IMMATERIAL CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS
During the fourth quarter of fiscal 2016, the Company revised previously reported amounts for identified errors in accounting for early payment discounts on inventory purchases. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior periods.  In doing so, balances in the consolidated financial statements included to which this footnote relates have been adjusted to reflect the correction in the proper periods.  Future filings that include prior periods will be corrected, as needed, when filed.
The effect of recording the immaterial correction in the consolidated financial statements as of August 1, 2015 and August 2, 2014 is as follows (amounts in thousands, except per share amounts):

	As of and for the fiscal year ended August 1, 2015
	As Reported	As Revised
Consolidated Balance Sheet
Inventories	$982,559	$975,194
Total current assets	1,553,742	1,546,377
Total assets	2,550,190	2,540,994	(1)
Accrued expenses and other current liabilities	129,113	126,193
Total current liabilities	530,860	527,940
Total liabilities	1,164,657	1,159,906	(1)
Retained earnings	983,891	979,446
Total stockholders’ equity	1,385,533	1,381,088
Total liabilities and stockholders’ equity	2,550,190	2,540,994	(1)

Consolidated Statement of Stockholders' Equity
Retained earnings beginning of year	$845,157	$840,712
Retained earnings end of year	983,891	979,446

	As of and for the fiscal year ended August 2, 2014
	As Reported	As Revised
Consolidated Statement of Stockholders' Equity
Retained Earnings beginning of year	$719,675	$715,230
Retained earnings end of year	845,157	840,712
(1) Amounts are also reflective of a reclassification of debt issuance costs of $1.8 million as the Company early adopted ASU No. 2015-03 during the fourth quarter of fiscal 2016. Refer to Note 1 "Significant Accounting Policies" for further detail.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain key interim financial information for the fiscal years ended July 30, 2016 and August 1, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2016
Net sales	$2,076,649	$2,047,712	$2,132,104	$2,213,821	$8,470,286
Gross profit	313,937	297,518	322,433	345,463	1,279,351
Income before income taxes	50,135	37,742	62,676	57,669	208,222
Net income	30,131	22,683	38,271	34,681	125,766
Per common share income
Basic:	$0.60	$0.45	$0.76	$0.69	$2.50
Diluted:	$0.60	$0.45	$0.76	$0.69	$2.50
Weighted average basic
Shares outstanding	50,194	50,326	50,350	50,381	50,313
Weighted average diluted
Shares outstanding	50,313	50,388	50,379	50,516	50,399
Market Price
High	$55.69	$52.07	$43.02	$52.18	$55.69
Low	$44.05	$33.85	$29.75	$33.16	$29.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2015
Net sales	$1,992,476	$2,016,546	$2,114,643	$2,061,313	$8,184,978
Gross profit	318,996	299,199	325,914	316,406	1,260,515
Income before income taxes	54,615	46,023	69,571	59,560	229,769
Net income	33,042	27,844	41,750	36,098	138,734
Per common share income
Basic:	$0.66	$0.56	$0.83	$0.72	$2.77
Diluted:	$0.66	$0.55	$0.83	$0.72	$2.76
Weighted average basic
Shares outstanding	49,889	50,025	50,079	50,091	50,021
Weighted average diluted
Shares outstanding	50,113	50,277	50,348	50,330	50,267
Market Price
High	$69.51	$80.77	$83.91	$69.26	$83.91
Low	$58.48	$67.71	$66.34	$45.26	$45.26

17. SUBSEQUENT EVENTS
Acquisition of Gourmet Guru

Subsequent to the fiscal year ended July 30, 2016, the Company acquired all of the outstanding stock of Gourmet Guru. Founded in 1996, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). On March 31, 2016, the Company acquired all of the outstanding stock of Nor-Cal, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of July 30, 2016, Nor-Cal's internal control over financial reporting with associated assets of approximately $92.5 million (of which approximately $71.4 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of approximately $51.4 million generated by Nor-Cal that was included in the Company's consolidated financial statements as of and for the fiscal year ended July 30, 2016. In addition, On May 13, 2016, the Company acquired all of the outstanding stock of Haddon, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of July 30, 2016, Haddon's internal control over financial reporting with associated assets of approximately $254.9 million (of which approximately $110.9 million represents goodwill and intangible assets included within the scope of the assessment) and total revenue of approximately $100.4 million generated by Haddon that was included in the Company's consolidated financial statements as of and for the fiscal year ended July 30, 2016. Based on its assessment, our management concluded that, as of July 30, 2016, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of July 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 15, 2016 (the "2016 Proxy Statement") under the captions "Directors and Nominees for Director," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported under the caption "Executive Officers of the Registrant" in Part I, Item I of this Annual Report on Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2016 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained, in part, in the 2016 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.
The following table provides certain information with respect to equity awards under our equity compensation plans as of July 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,077,426	(1)	$49.13	(1)	2,354,570	(2)
Plans not approved by stockholders	63,148	(3)	—	(3)	—
Total	1,140,574		$49.13		2,354,570

(1)
Includes 514,371 restricted stock units under the 2012 Plan, 52,680 performance-based restricted stock units under the 2012 Plan and 133,887 stock options under the 2012 Plan, 166,746 restricted stock units under the 2004 Plan, 80,070 stock options under the 2004 Plan and 129,672 stock options under the 2002 Plan. Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

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

(3)
Consists of phantom stock units outstanding under the United Natural Foods Inc. Deferred Compensation Plan. See note 11 "Retirement Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for more information. Phantom stock units do not have an exercise price because the units may be settled only for shares of common stock on a one-for-one basis at a future date as outlined in the plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2016 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2016 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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
Dated: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2016
Steven L. Spinner
/s/ MICHAEL S. FUNK	Chair of the Board	September 28, 2016
Michael S. Funk
/s/ MICHAEL P. ZECHMEISTER	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2016
Michael P. Zechmeister
/s/ ERIC F. ARTZ	Director	September 28, 2016
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 28, 2016
Ann Torre Bates
/s/ DENISE M. CLARK	Director	September 28, 2016
Denise M. Clark
/s/ GAIL A. GRAHAM	Director	September 28, 2016
Gail A. Graham
/s/ JAMES P. HEFFERNAN	Director	September 28, 2016
James P. Heffernan
/s/ PETER ROY	Director	September 28, 2016
Peter Roy

EXHIBIT INDEX

Exhibit No.	Description
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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on September 12, 2016 (File No. 1-15723)).
4.1
Specimen Certificate for shares of Common Stock, $0.01 par value, of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 1, 2009 (File No. 1-15723)).

10.1**	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.2**	Amendment No. 1 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.3**	Amendment No. 2 to Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the year ended July 31, 2000 (File No. 1-15723)).
10.4**	2002 Stock Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 1-15723)).
10.5**	United Natural Foods, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 21, 2010 (File No. 1-15723)).
10.6**
Form of Restricted Stock Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 POS (File No. 333-123462)).

10.7**
Form of Restricted Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.8**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.9**
Form of Performance Share Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 18, 2011 (File No. 1-15723)).

10.10**
Form of Performance Share Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).

Exhibit No.	Description
10.11**
Form of Performance Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).

10.12**
Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.13**
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

10.15**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.16**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.17**	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 18, 2012 (File No. 1-15723)) (the “2012 Equity Plan”).
10.18**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.19**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.20**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.21**
Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.22**
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.23**
Form of Performance-Based Vesting Restricted Share Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

Exhibit No.	Description
10.24**
Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer , and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2015 (File No. 1-15723)).

10.25**
Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.26**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 16, 2015 (File No. 1-15723)) (the “A&R 2012 Equity Plan”).

10.27* **	Form of Terms and Conditions of Grant of (Pro-Rata Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan.
10.28* **	Form of Terms and Conditions of Grant of (Cliff Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan.
10.29* **	Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the A&R 2012 Equity Plan.
10.30**	Fiscal 2015 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 2, 2014 (File No. 1-15723)).
10.31**	Fiscal 2016 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2015 (File No. 1-15723)).
10.32**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).
10.33**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).
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

10.36**
Offer Letter, dated August 7, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.37**
Severance Agreement between Steven L. Spinner, President and CEO, and the Registrant, effective as of September 16, 2008 (included within Exhibit 10.34, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 2008 (File No. 1-15723)).

10.38	Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-15723)).
10.39	Form of Modification of Indemnification Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).

Exhibit No.	Description
10.40	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
10.41**
Form of Change in Control Agreement between the Registrant and Joseph J. Traficanti (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.42**
Form of Change in Control Agreement between the Registrant and each of Eric Dorne, Sean Griffin, Craig Smith, and Christopher Testa (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.43**
Severance Agreement between the Registrant and each of Eric Dorne, Michael Funk, Sean Griffin, Craig Smith, Christopher Testa, and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008 (File No. 1-15723)).

10.44* **	Severance Agreement between the Registrant and Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, dated April 20, 2016.
10.45* **	Change in Control Agreement between the Registrant and Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, dated April 20, 2016.
10.46
Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (File No. 1-15723)).

10.47+
Agreement for the Distribution of Products between the Registrant and Whole Foods Market Distribution, Inc., effective September 28, 2015 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.48+
Third Amended and Restated Loan and Security Agreement dated April 29, 2016, by and among United Natural Foods, Inc. and United Natural Foods West, Inc. as U.S. Borrowers, UNFI Canada, Inc., as Canadian Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, Bank of America, N.A. (acting through its Canada branch), as Canadian Agent for the Lenders and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 29, 2016 (File No. 1-15723)).

10.49+
Term Loan Agreement dated August 12, 2014, by and among United Natural Foods, Inc. and Albert's Organics, Inc., as Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 20, 2014 (File No. 1-15723)).

10.50+
First Amendment Agreement dated April 29, 2016, by and among United Natural Foods, Inc. and Albert’s Organics, Inc. as Borrowers, the Lenders that are party to the Term Loan Agreement dated August 14, 2014, and Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 29, 2016 (File No. 1-15723)).

10.51*
Second Amendment Agreement dated September 1, 2016, by and among United Natural Foods, Inc. and Albert’s Organics, Inc. as Borrowers, the Lenders that are party to the Term Loan Agreement dated August 14, 2014, and Bank of America, N.A., as Administrative Agent, and the other parties thereto.

10.52 **
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 2, 2014 (File No. 1-15723)).

10.53**
Form of Two-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2015 (File No. 1-15723)).

10.54**
Form of One-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2015 (File No. 1-15723)).

10.55* **	Form of Two-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan.
10.56* **	Form of One-Year CEO Performance-Based Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan.

Exhibit No.	Description
10.57* **	Form of One-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan.
10.58
Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.59
Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.60
Second Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated May 10, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.61
Third Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated August 7, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.62
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
101*
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Denotes a management contract or compensatory plan or arrangement.
+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.