Form 10-Q
period 2016-10-29
UNITED NATURAL FOODS INC
filed 2016-12-08
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

As of December 1, 2016 there were 50,584,496 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	October 29, 2016	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,556	$18,593
Accounts receivable, less allowances of $9,915 and $9,638	534,322	489,708
Inventories	1,077,931	1,021,663
Deferred income taxes	35,219	35,228
Prepaid expenses and other current assets	43,530	45,998
Total current assets	1,704,558	1,611,190
Property & equipment, net	608,296	616,605
Goodwill	375,226	366,168
Intangible assets, less accumulated amortization of $37,801 and $34,315	219,467	222,314
Other assets	35,494	35,878
Total assets	$2,943,041	$2,852,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,362	$445,430
Accrued expenses and other current liabilities	156,741	162,438
Current portion of long-term debt	11,919	11,854
Total current liabilities	683,022	619,722
Notes payable	421,241	426,519
Deferred income taxes	96,227	95,220
Other long-term liabilities	28,926	29,451
Long-term debt, excluding current portion	161,138	161,739
Total liabilities	1,390,554	1,332,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; issued and outstanding 50,581 and 50,383	506	504
Additional paid-in capital	440,237	436,167
Accumulated other comprehensive loss	(22,685)	(22,379)
Retained earnings	1,134,429	1,105,212
Total stockholders’ equity	1,552,487	1,519,504
Total liabilities and stockholders’ equity	$2,943,041	$2,852,155

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ending
	October 29, 2016	October 31, 2015
Net sales	$2,278,364	$2,076,649
Cost of sales	1,929,348	1,762,712
Gross profit	349,016	313,937
Operating expenses	295,677	257,224
Restructuring and asset impairment expenses	—	2,809
Total operating expenses	295,677	260,033
Operating income	53,339	53,904
Other expense (income):
Interest expense	4,522	3,748
Interest income	(99)	(152)
Other expense (income), net	383	173
Total other expense, net	4,806	3,769
Income before income taxes	48,533	50,135
Provision for income taxes	19,316	20,004
Net income	$29,217	$30,131
Basic per share data:
Net income	$0.58	$0.60
Weighted average basic shares of common stock outstanding	50,475	50,194
Diluted per share data:
Net income	$0.58	$0.60
Weighted average diluted shares of common stock outstanding	50,599	50,313

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ending
	October 29, 2016	October 31, 2015
Net income	$29,217	$30,131
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	1,595	(990)
Foreign currency translation adjustments	(1,901)	61
Total other comprehensive loss	(306)	(929)
Total comprehensive income	$28,911	$29,202

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at July 30, 2016	50,383	$504	$436,167	$(22,379)	$1,105,212	$1,519,504
Stock option exercises and restricted stock vestings, net of tax	198	2	(1,162)			(1,160)
Share-based compensation			6,653			6,653
Tax deficit associated with stock plans			(1,421)			(1,421)
Fair value of swap agreements, net of tax				1,595		1,595
Foreign currency translation				(1,901)		(1,901)
Net income					29,217	29,217
Balances at October 29, 2016	50,581	$506	$440,237	$(22,685)	$1,134,429	1,552,487

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(In thousands)	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,217	$30,131
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,215	16,704
Share-based compensation	6,653	5,973
Loss on disposals of property and equipment	265	194
Excess tax deficit (benefit) from share-based payment arrangements	1,421	(414)
Provision for doubtful accounts	626	3,207
Non-cash interest income	(96)	(102)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(43,272)	(19,866)
Inventories	(55,127)	(100,387)
Prepaid expenses and other assets	1,581	4,455
Accounts payable	33,913	58,395
Accrued expenses and other liabilities	(3,651)	7,202
Net cash (used in) provided by operating activities	(7,255)	5,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,198)	(7,588)
Purchases of acquired businesses, net of cash acquired	(10,074)	(17)
Net cash used in investing activities	(19,272)	(7,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(367)	(2,890)
Proceeds from borrowings under revolving credit line	94,356	122,650
Repayments of borrowings under revolving credit line	(99,408)	(169,591)
Increase in bank overdraft	29,787	47,084
Proceeds from exercise of stock options	—	921
Payment of employee restricted stock tax withholdings	(1,160)	(1,576)
Excess tax (deficit) benefit from share-based payment arrangements	(1,421)	414
Capitalized debt issuance costs	(180)	—
Net cash provided by (used in) financing activities	21,607	(2,988)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(117)	14
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,037)	(5,087)
Cash and cash equivalents at beginning of period	18,593	17,380
Cash and cash equivalents at end of period	$13,556	$12,293
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,522	$4,354
Cash paid for federal and state income taxes, net of refunds	$2,873	$1,768

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 29, 2016 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $126.9 million and $114.5 million for the first quarter of fiscal 2017 and 2016, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in the first quarter of fiscal 2017, the result would have been a reclassification from additional paid-in capital to income tax expense. For the first quarter of fiscal 2017 and 2016, the result would have increased current year income tax expense by $1.4 million and $0.2 million, respectively.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, this ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. We are currently reviewing the provisions of the new standard and evaluating its impact on the Company's financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of fiscal 2018. Early adoption at the beginning of an interim or annual period is permitted. The Company expects to adopt this new guidance in fiscal year 2018. If the Company had adopted this standard in the first quarter of fiscal 2017, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $35.2 million as of October 29, 2016 and July 30, 2016.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, (Topic 606): Deferral of the Effective Date deferring the adoption of previously issued guidance published in May 2014, ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. The Company expects to adopt this new guidance in fiscal year 2019 but has not yet selected a transition method. We are in the process of evaluating the impact of the pending adoption of this guidance on the Company's financial reporting.

3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisitions

Nor-Cal Produce, Inc. On March 31, 2016 the Company acquired all of the outstanding equity securities of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate. Founded in 1972, Nor-Cal is a distributor of conventional and organic produce and other fresh products in Northern California, with primary operations located in West Sacramento, California. Total cash consideration related to this acquisition was approximately $68.6 million, subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer lists of $30.3 million, a tradename with an estimated fair value of $1.0 million, and a non-compete with an estimated fair value of $0.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately thirteen years, five years, and five years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $40.3 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. Nor-Cal's operations have been combined with the existing Albert's business. The Company is in the process of finalizing certain post-closing net working capital adjustments. The Company did not record adjustments to the preliminary opening balance sheet during the first quarter of fiscal 2017.

Haddon House Food Products, Inc. On May 13, 2016 the Company acquired all of the outstanding equity interests of Haddon House Food Products, Inc. (“Haddon”) and certain affiliated entities and real estate. Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers.

Total consideration related to this acquisition was approximately $219.1 million, $217.5 million of which was paid in cash and $1.6 million of which was included in accounts payable as of October 29, 2016. The purchase price is subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer relationships with an estimated fair value of $62.7 million, the Haddon tradename with an estimated fair value of $0.7 million, non-compete agreements with an estimated fair value of $0.7 million, and a trademark asset related to Haddon owned branded product lines with an estimated fair value of $2.0 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately thirteen years, the Haddon tradename is being amortized over an estimated useful life of approximately three years, the non-compete agreements that the Company received from the owners of Haddon are being amortized over the five-year term of the agreements, and the Haddon trademark asset associated with its branded product lines is estimated to have an indefinite useful life. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $45.8 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.
The Company is in the process of finalizing certain post-closing net working capital adjustments, and has recorded adjustments in the current year. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Preliminary as of October 29, 2016
Accounts receivable	$40,434	$(300)	$40,134
Other receivable	3,621	—	3,621
Inventories	46,138	302	46,440
Prepaid expenses and other current assets	1,645	—	1,645
Property and equipment	54,501	—	54,501
Other assets	280	—	280
Customer relationships	62,700	—	62,700
Tradename	700	—	700
Non-compete	700	—	700
Other intangible assets	2,000	—	2,000
Goodwill	45,851	(2)	45,849
Total assets	$258,570	$—	$258,570
Liabilities	39,510	—	39,510
Total purchase price	$219,060	$—	$219,060
Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding stock of Gourmet Guru, Inc. ("Gourmet Guru"). Founded in 1996, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.1 million, subject to certain customary post-closing adjustments. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. The goodwill of $9.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. Gourmet Guru's operations have been combined with the Company's existing business; therefore, the Company does not record the expenses separately from the rest of the wholesale distribution business and results are not separable.

Cash paid for Nor-Cal, Haddon and Gourmet Guru was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs were de minimus for the quarter ended October 29, 2016 and have been expensed as incurred within "operating expenses" in the Condensed Consolidated Statements of Income. The results of the acquired businesses' operations have been included in the consolidated financial statements since the applicable date of acquisitions.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2016 Cost-Saving Measures

During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, would terminate on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business which resulted in total restructuring costs of $4.4 million, all of which was recorded during the first and second quarters of fiscal 2016. There were no additional costs recorded during the first quarter of fiscal 2017. These initiatives resulted in a reduction of employees, the majority of which were terminated during the first quarter of fiscal 2016, across the Company. The total work-force reduction charge of $3.4 million recorded during fiscal 2016 was primarily related to severance and fringe benefits. In addition to workforce reduction charges, the Company recorded $0.9 million during fiscal 2016 for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.

Earth Origins Market

During the fourth quarter of fiscal 2016, the Company recorded restructuring and impairment charges of $0.8 million related to the Company's Earth Origins Market ("Earth Origins") retail business. The Company made the decision during the fourth quarter of fiscal 2016 to close two of its stores, one store located in Florida and the other located in Maryland, which resulted in restructuring costs of $0.5 million primarily related to severance and closure costs. The stores were closed during the first quarter of fiscal 2017. In addition, the restructuring charge includes an impairment charge of $0.3 million on long-lived assets which was recorded during the fourth quarter of fiscal 2016.

Canadian Facility Closure

During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec. In connection with this closure, the Company recognized restructuring and impairment charges of $0.8 million during the first and second quarters of fiscal 2015. Additionally, during the second quarter of fiscal 2016, the Company recognized an additional impairment charge of $0.4 million related to the long lived assets at the facility.

The following is a summary of the restructuring costs the Company recorded in fiscal 2016, as well as the remaining liability as of October 29, 2016 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of October 29, 2016
Severance	$3,443	$(3,365)	$78
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Earth Origins:
Severance	41	(13)	28
Store closing costs	443	(271)	172
Total	$4,865	$(4,587)	$278

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended
	October 29, 2016	October 31, 2015
Basic weighted average shares outstanding	50,475	50,194
Net effect of dilutive stock awards based upon the treasury stock method	124	119
Diluted weighted average shares outstanding	50,599	50,313

For the first quarters of fiscal 2017 and 2016, there were 48,808 and 50,453 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of October 29, 2016, which are all pay fixed and receive floating, are as follows:

Maturity Date of Swap	Notional Value (in millions)	Fixed Coupon Rate on Hedged Debt	Floating Interest Rate on Swap	Floating Rate Reset Terms
August 3, 2022	$140.0	1.7950%	One-Month LIBOR	Monthly
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at October 29, 2016 and are reflected at their fair value of $3.3 million in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the first quarter of fiscal 2017. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Fuel Supply Agreements

From time to time the Company is a party to fixed price fuel supply agreements. During the fiscal year ended July 30, 2016, the Company entered into several agreements to purchase a portion of its diesel fuel each month at fixed prices through December 31, 2016. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.

 Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of October 29, 2016 and July 30, 2016:

	Fair Value at October 29, 2016			Fair Value at July 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	—	$(3,282)	—	—	$(5,917)	—
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

	October 29, 2016		July 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$173,057	$181,463	$173,593	$182,790

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

Beginning in the first quarter of fiscal 2017, a change in how the Company's chief operating decision maker assesses performance and allocates resources resulted in a change in how the Company allocates certain corporate operating expenses in order to better support segment operations. Certain corporate operating expenses were previously reported under the caption of “Other.” The following table sets forth certain financial information for the Company's business segments. Prior year amounts have been reclassified to conform to current year presentation and include the impact of a change in the allocation of certain corporate operating expenses between the captions "Other" and "Wholesale." The amount reclassified is not considered to be material and is consistent with management's assessment of segment performance in fiscal 2017.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
13-Week Period Ended October 29, 2016:
Net sales	$2,260,900	$57,740	$(40,276)	$—	$2,278,364
Restructuring and asset impairment expenses	—	—	—	—	—
Operating income (loss)	58,663	(5,168)	(156)	—	53,339
Interest expense	—	—	—	4,522	4,522
Interest income	—	—	—	(99)	(99)
Other, net	—	—	—	383	383
Income before income taxes					48,533
Depreciation and amortization	20,691	524	—	—	21,215
Capital expenditures	8,355	843	—	—	9,198
Goodwill	357,201	18,025	—	—	375,226
Total assets	2,771,800	198,915	(27,674)	—	2,943,041

13-Week Period Ended October 31, 2015:
Net sales	$2,059,622	$57,807	$(40,780)	$—	$2,076,649
Restructuring and asset impairment expenses	2,809	—	—	—	2,809
Operating income (loss)	60,313	(4,920)	(1,489)	—	53,904
Interest expense	—	—	—	3,748	3,748
Interest income	—	—	—	(152)	(152)
Other, net	—	—	—	173	173
Income before income taxes					50,135
Depreciation and amortization	16,083	621	—	—	16,704
Capital expenditures	7,122	466	—	—	7,588
Goodwill	248,929	17,731	—	—	266,660
Total assets	2,485,086	189,442	(24,343)	—	2,650,185

8.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of October 29, 2016 and July 30, 2016 consisted of the following (in thousands):

	October 29, 2016	July 30, 2016
Accrued salaries and employee benefits	$45,400	$58,832
Workers' compensation and automobile liabilities	23,354	23,448
Interest rate swap liability	3,282	5,917
Other	84,705	74,241
Total accrued expenses and other current liabilities	$156,741	$162,438

9.                                      NOTES PAYABLE

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

As of October 29, 2016, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $6.2 million of reserves, was $880.6 million. As of October 29, 2016, the Company had $421.2 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $37.4 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $421.9 million as of October 29, 2016.

The amended and restated revolving credit facility, as amended by the Third A&R Credit Agreement, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the first quarter of fiscal 2017.
The credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.

10.                                      LONG-TERM DEBT

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of October 29, 2016, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of October 29, 2016, the Company had borrowings of $128.3 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%. The capital lease obligation as of October 29, 2016 was $13.5 million. The Company recorded $0.4 million of interest expense related to this lease during each of the first quarters of fiscal 2017 and 2016.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of October 29, 2016 was $31.2 million. The Company recorded $0.6 million of interest expense related to this lease during each of the first quarters of fiscal 2017 and 2016.

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

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the shift in our product mix as a result of our acquisition of Tony's Fine Foods ("Tony's") and the resulting lower gross margins on those sales;

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
•consumer demand for natural and organic products outpacing suppliers' ability to produce those products;
•moderated supplier promotional activity, including decreased forward buying opportunities;
•union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;
•management’s allocation of capital and the timing of capital expenditures; and

•	our ability to successfully deploy our operational initiatives to achieve synergies from the acquisitions of Tony's, Global Organic, Nor-Cal, Haddon, and Gourmet Guru.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2016, and any other cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the Securities and Exchange Commission (the "SEC") from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview
We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-four distribution centers, representing approximately 8.8 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 100,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include single store and chain accounts (excluding Supernatural), which carry more than 90% natural products and buying clubs of consumer groups joined to buy products; supernatural chains, which consist of chain accounts that are national in scope and carry greater than 90% natural products, and at this time currently consists solely of Whole Foods Market Inc. ("Whole Foods Market"); supermarkets, which include accounts that also carry conventional products, and at this time currently include chain accounts, supermarket independents, and gourmet and ethnic specialty stores; and other which includes foodservice, e-commerce and international customers outside of Canada.
Our operations are comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States;

◦	UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada;

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, food service and bakery goods, principally throughout the Western United States;

◦	Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States;

◦	Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items in Northern California;

◦	Haddon, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products throughout the Eastern United States; and

◦	Select Nutrition, which distributes vitamins, minerals and supplements.

•	our retail division, consisting of Earth Origins, which operates our eleven natural products retail stores within the United States; and

•	our manufacturing and branded products divisions, consisting of:

◦
Woodstock Farms Manufacturing, which specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections; and

◦	our Blue Marble Brands branded product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and extensive product selection, including specialty products, and the acquisition of, or merger with, natural, organic, conventional produce and specialty products distributors; our efforts to increase the number of conventional supermarket customers to whom we distribute products; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, and Auburn, Washington facilities. We have also implemented the WMS platform at our Racine, Wisconsin, Prescott, Wisconsin, Montgomery, New York, Auburn, California, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut and Gilroy, California facilities, and we expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

 We have been the primary distributor to Whole Foods Market for more than eighteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 33% and 34% of our net sales for the first quarters of fiscal 2017 and 2016, respectively.

In March 2016, the Company acquired certain assets of Global Organic through its wholly owned subsidiary Albert's, in a cash transaction for approximately $20.6 million. Global Organic is a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations (many of which are independent retailers) across the Southeastern United States. Global Organic's operations have been combined with the existing Albert's business in the Southeast.

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $68.6 million, subject to certain customary post-closing adjustments. Founded in 1972, Nor-Cal is a family owned and operated distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. We believe that our acquisition of Nor-Cal will aid in our efforts to expand our fresh offering, particularly with conventional produce.

In May 2016, the Company completed its acquisition of all outstanding equity interests of Haddon and certain affiliated entities and real estate in a cash transaction for approximately $219.1 million, subject to certain customary post-closing adjustments. Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories.

In August 2016, the Company acquired all of the outstanding stock of Gourmet Guru in a cash transaction for approximately $10.1 million. Founded in 1996 and headquartered in Bronx, New York, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets.

The ability to distribute specialty food items (including ethnic, kosher and gourmet products) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several fiscal years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. Our acquisition of Haddon has expanded our capabilities in the specialty category and has increased our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. As of October 29, 2016, our distribution capacity totaled approximately 8.8 million square feet. We are at the end of our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon, which operates distribution centers in New Jersey and South Carolina, we are unlikely to open or commence construction on a new distribution center in the next twelve months.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to manufacturers and growers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended July 30, 2016, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities, (iii) valuing assets and liabilities acquired in business combinations, and (iv) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended
	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%
Cost of sales	84.7%	84.9%
Gross profit	15.3%	15.1%
Operating expenses	13.0%	12.4%
Restructuring and asset impairment expenses	—%	0.1%
Total operating expenses	13.0%	12.5%
Operating income	2.3%	2.6%
Other expense (income):
Interest expense	0.2%	0.2%
Interest income	—%	—%
Other, net	—%	—%
Total other expense, net	0.2%	0.2%
Income before income taxes	2.1%	2.4%
Provision for income taxes	0.8%	1.0%
Net income	1.3%	1.5%	*
* Total reflects rounding

First Quarter of Fiscal 2017 Compared To First Quarter of Fiscal 2016

Net Sales

Our net sales for the first quarter of fiscal 2017 increased approximately 9.7%, or $201.7 million, to $2.28 billion from $2.08 billion for the first quarter of fiscal 2016. The year-over-year quarterly increase in net sales was primarily attributable to the acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017 and organic growth in our wholesale division from all of our channels. Net sales for the quarter ended October 29, 2016 was negatively impacted by food price deflation of approximately 0.1% compared to price levels in the first quarter of the prior fiscal year.

Our net sales by customer type for the first quarter of fiscal 2017 and 2016 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Type	October 29, 2016	% of Net Sales	October 31, 2015	% of Net Sales
Supernatural chains	$747	33%	$713	34%
Independently owned natural products retailers	622	27%	566	27%
Conventional supermarkets	652	29%	575	28%
Other	257	11%	223	11%
Total	$2,278	100%	$2,077	100%

Net sales by channel for prior periods have been adjusted to reflect changes in the classification of customer types resulting from a review of our customer lists. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the first quarter of fiscal 2016 increased approximately $57 million and $52 million, respectively, or 3% and 2%, respectively, in each category as a percentage of net sales compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $109 million, or 5% as a percentage of net sales, for the first quarter of fiscal 2016 compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the first quarter of fiscal 2017 increased by approximately $34 million, or 5%, as compared to the first quarter of fiscal 2016, and accounted for approximately 33% and 34% of our total net sales for the first quarter of fiscal 2017 and 2016, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $56 million, or 10%, during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, and accounted for approximately 27% of our total net sales for each of the fiscal quarters ended October 29, 2016 and October 31, 2015. The increase in net sales in this channel is primarily attributable to growth in our wholesale division, which includes our broadline distribution business, as well as net sales resulting from our acquisitions consummated in the third and fourth quarters of fiscal 2016 and first quarter of fiscal 2017.

Net sales to conventional supermarkets for first quarter of fiscal 2017 increased by approximately $77 million, or 13%, compared to the first quarter of fiscal 2016, and represented approximately 29% and 28% of our total net sales for the first quarter of fiscal 2017 and 2016, respectively. The increase in net sales to conventional supermarkets was driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016 as well as new conventional supermarket customers that we added since the end of the first quarter of fiscal 2016.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $34 million, or 15%, for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, and accounted for approximately 11% of our total net sales for each of the fiscal quarters ended October 29, 2016 and October 31, 2015. The increase in other net sales is attributable to expanded sales to our existing foodservice partners and our growth in our e-commerce business.

As we continue to aggressively pursue new customers, expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for the remainder of fiscal 2017 to grow over net sales for the comparable period of fiscal 2016. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. Our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru have enhanced our ability to offer our customers a more comprehensive set of products than many of our competitors. We also expect that our ability to add products that each of Tony's and Haddon has historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 11.2%, or $35.1 million, to $349.0 million for the first quarter of fiscal 2017, from $313.9 million for the first quarter of fiscal 2016. Our gross profit as a percentage of net sales was 15.3% for the first quarter of fiscal 2017 compared to 15.1% for the first quarter of fiscal 2016. The increase in gross profit as a percentage of net sales in the first quarter of fiscal 2017 was primarily due to the favorable impact of the acquisitions we completed in fiscal 2016. Despite the year-over-year improvement, first quarter fiscal 2017 gross margin was negatively impacted by moderated supplier promotional activity, competitive pricing pressures and reduced fuel surcharges.

We anticipate net sales growth in the supernatural and conventional supermarket channels will outpace growth in our other channels in fiscal 2017. We expect that our distribution relationship with Whole Foods Market as well as our opportunities in the conventional supermarket channel along with increased competition from self distribution and conventional grocery retailers will generate lower gross profit percentages than our historical rates. We will seek to fully offset these reductions in gross profit percentages by seeking to reduce our operating expenses as a percentage of net sales primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform improvements. We expect that a portion of these operating expense improvements will be offset by increased levels of depreciation and amortization as a result of the significant amount of acquisitions we consummated in fiscal 2016 and the first quarter of fiscal 2017.

Operating Expenses

Our total operating expenses increased approximately 13.7%, or $35.6 million, to $295.7 million for the first quarter of fiscal 2017, from $260.0 million for the first quarter of fiscal 2016. As a percentage of net sales, total operating expenses were 13.0% for the first quarter of fiscal 2017 compared to 12.5% for the first quarter of fiscal 2016. The increase in total operating expenses is primarily driven by sales volumes from our acquisitions consummated in the last twelve months and higher depreciation and amortization expense. Total operating expenses for the first quarter of fiscal 2016 included approximately $2.8 million of severance and other transition costs due to our restructuring plan disclosed in the fourth quarter of fiscal 2015 as a result of the termination of our distribution agreement with a customer and $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016.

Total operating expenses also included share-based compensation expense of $6.7 million and $6.0 million for the first quarter of fiscal 2017 and 2016, respectively. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team. We expect share-based compensation expense in fiscal 2017 will exceed share-based compensation expense in fiscal 2016.

Operating Income

Reflecting the factors described above, operating income decreased approximately 1.0%, or $0.6 million, to $53.3 million for the first quarter of fiscal 2017, from $53.9 million for the first quarter of fiscal 2016. As a percentage of net sales, operating income was 2.3% for the first quarter of fiscal 2017 compared to 2.6% for the first quarter of fiscal 2016.

Other Expense (Income)

Other expense, net increased approximately $1.0 million to $4.8 million for the first quarter of fiscal 2017 compared to $3.8 million for the first quarter of fiscal 2016. Interest expense was $4.5 million for the first quarter of fiscal 2017 compared to $3.7 million for the first quarter of fiscal 2016. Interest income was $0.1 million and $0.2 million for the first quarter of fiscal 2017 and 2016, respectively. Other expense was $0.4 million for the first quarter of fiscal 2017, an increase of $0.2 million compared to the first quarter of fiscal 2016.

Provision for Income Taxes

Our effective income tax rate was 39.8% and 39.9% for the first quarter of fiscal 2017 and 2016, respectively. The decrease in the effective income tax rate for the first quarter of fiscal 2017 was primarily due to changes in the geographical mix of pre-tax earnings.

Net Income

Reflecting the factors described in more detail above, net income decreased $0.9 million to $29.2 million, or $0.58 per diluted share, for the first quarter of fiscal 2017, compared to $30.1 million, or $0.60 per diluted share, for the first quarter of fiscal 2016.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We expect to generate an average of $175 million to $230 million in cash flow from operations for the 2017 and 2018 fiscal years. We intend to continue to utilize this cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.6% to 0.8% of net sales for fiscal 2017 reflecting a slight increase over fiscal 2016 levels and a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2017 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada's profits as it has no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

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

As of October 29, 2016, our borrowing base, which was calculated based on our eligible accounts receivable and inventory levels, net of $6.2 million of reserves, was $880.6 million. As of October 29, 2016, we had $421.2 million of borrowings outstanding under our amended and restated revolving credit facility and $37.4 million in letter of credit commitments which reduced our available borrowing capacity under our amended and restated revolving credit facility on a dollar for dollar basis. Our resulting remaining availability was $421.9 million as of October 29, 2016.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the first quarter of fiscal 2017.

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
On April 29, 2016, the Company entered into a First Amendment Agreement (the “Term Loan Amendment”) to the Term Loan Agreement. The Term Loan Amendment was entered into to reflect the changes to the amended and restated revolving credit facility reflected in the Third A&R Credit Agreement. The Term Loan Agreement will terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of our amended and restated revolving credit facility.

On September 1, 2016, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Term Loan Agreement which amended the Term Loan Agreement to adjust the applicable margin charged to borrowings thereunder. As amended by the Second Amendment, borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the Administrative Agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 0.75%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available source) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 1.75%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the Administrative Agent. The borrowers’ obligations under the Term Loan Agreement are secured by certain parcels of the borrowers’ real property.

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of October 29, 2016, the Company was in compliance with the financial covenants of the Term Loan Agreement.

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has an initial notional amount of $140.0 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $140.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

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

Net cash used in operations was $7.3 million for the first quarter of fiscal 2017, a change of $12.7 million from the $5.5 million provided by operations for the first quarter of fiscal 2016. The primary reasons for the net cash used in operations for the first quarter of fiscal 2017 were an increase in inventories of $55.1 million and an increase in accounts receivable of $43.3 million due to the timing of collections, offset by an increase in accounts payable of $33.9 million, net income of $29.2 million, and depreciation and amortization of $21.2 million. The primary reasons for the net cash provided by operations for the first quarter of fiscal 2016 were net income of $30.1 million, depreciation and amortization of $16.7 million and an increase in accounts payable of $58.4 million, offset by an increase in inventories of $100.4 million and an increase in accounts receivable of $19.9 million. Days in inventory increased slightly to 50 days at October 29, 2016, compared to 49 days at July 30, 2016 reflecting buying ahead of the holiday season. Days sales outstanding increased slightly to 21 days at October 29, 2016 compared to 20 days at July 30, 2016. Working capital increased by $30.1 million, or 3.0%, from $0.99 billion at July 30, 2016 to $1.02 billion at October 29, 2016.

Net cash used in investing activities increased $11.7 million to $19.3 million for the first quarter of fiscal 2017, compared to $7.6 million for the first quarter of fiscal 2016. The increase from the first quarter of fiscal 2016 was primarily due to an increase in cash paid for acquisitions compared to the first quarter of fiscal 2016 coupled with an increase in capital spending of $1.6 million.

Net cash provided by financing activities was $21.6 million for the first quarter of fiscal 2017. We present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan facility on a gross basis. The net cash provided by financing activities was primarily due to borrowings on our amended and restated revolving credit facility of $94.4 million and increases in bank overdrafts of $29.8 million, offset in part by gross repayments on our amended and restated revolving credit facility and long term debt of $99.4 million and $0.4 million, respectively. Net cash used in financing activities was $3.0 million for the first quarter of fiscal 2016, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $169.6 million and $2.9 million, respectively, offset by gross borrowings under our amended and restated revolving credit facility of $122.7 million, and increases in bank overdrafts of $47.1 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of October 29, 2016, we had entered into agreements which require us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. As of October 31, 2015, we had entered into agreements which required us to purchase a total of approximately 3.6 million gallons of diesel fuel at prices ranging from $2.59 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualify and are accounted for using the “normal purchase” exception under Accounting Standards Codification 815, Derivatives and Hedging, as physical deliveries will occur rather than net settlements, and therefore the fuel purchases under these contracts have been and will be expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the first quarter of fiscal 2017 from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As discussed in more detail in Note 6 of the condensed consolidated financial statements, we have entered into interest rate swap agreements to fix our effective interest rate for a portion of the borrowings under our term loan. In addition, from time to time we have used fixed price purchase contracts to lock the pricing on a portion of our expected diesel fuel usage. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 30, 2016.

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

(b)                     Changes in internal controls.    Except for the inclusion of Nor-Cal and Haddon, there has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
10.1+
Employment Agreement, dated as of October 28, 2016, by and among United Natural Foods, Inc., and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.2+
Form of Restricted Share Unit Award Agreement pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.3+
Form of Restricted Share Unit Award Agreement pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.4+
Form of Performance-Based Vesting Restricted Share Unit Award Agreement pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.5+
Form of Performance-Based Vesting Restricted Share Unit Award Agreement pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.6+	Fiscal 2017 Senior Management Annual Cash Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________________________
*     Filed herewith.
+    Management compensatory plan or arrangement.

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

Dated:  December 8, 2016