Form 10-Q
period 2017-01-28
UNITED NATURAL FOODS INC
filed 2017-03-09
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2017

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

As of March 3, 2017 there were 50,592,627 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$30,658	$18,593
Accounts receivable, less allowances of $9,260 and $9,638	514,870	489,708
Inventories	992,551	1,021,663
Deferred income taxes	35,225	35,228
Prepaid expenses and other current assets	65,094	45,998
Total current assets	1,638,398	1,611,190
Property & equipment, net	604,597	616,605
Goodwill	370,393	366,168
Intangible assets, less accumulated amortization of $41,763 and $34,315	215,732	222,314
Other assets	40,883	35,878
Total assets	$2,870,003	$2,852,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$449,539	$445,430
Accrued expenses and other current liabilities	144,532	162,438
Current portion of long-term debt	11,989	11,854
Total current liabilities	606,060	619,722
Notes payable	393,608	426,519
Deferred income taxes	95,669	95,220
Other long-term liabilities	28,598	29,451
Long-term debt, excluding current portion	155,835	161,739
Total liabilities	1,279,770	1,332,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; issued and outstanding 50,592 and 50,383	506	504
Additional paid-in capital	447,737	436,167
Accumulated other comprehensive loss	(17,921)	(22,379)
Retained earnings	1,159,911	1,105,212
Total stockholders’ equity	1,590,233	1,519,504
Total liabilities and stockholders’ equity	$2,870,003	$2,852,155

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales	$2,285,518	$2,047,712	$4,563,882	$4,124,361
Cost of sales	1,940,573	1,750,194	3,869,921	3,512,906
Gross profit	344,945	297,518	693,961	611,455
Operating expenses	298,674	253,830	594,351	511,054
Restructuring and asset impairment expenses	—	1,985	—	4,794
Total operating expenses	298,674	255,815	594,351	515,848
Operating income	46,271	41,703	99,610	95,607
Other expense (income):
Interest expense	4,441	3,602	8,963	7,350
Interest income	(97)	(398)	(196)	(550)
Other expense (income), net	(101)	757	282	930
Total other expense, net	4,243	3,961	9,049	7,730
Income before income taxes	42,028	37,742	90,561	87,877
Provision for income taxes	16,546	15,059	35,862	35,063
Net income	$25,482	$22,683	$54,699	$52,814
Basic per share data:
Net income	$0.50	$0.45	$1.08	$1.05
Weighted average basic shares of common stock outstanding	50,587	50,326	50,531	50,260
Diluted per share data:
Net income	$0.50	$0.45	$1.08	$1.05
Weighted average diluted shares of common stock outstanding	50,755	50,388	50,677	50,351

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net income	$25,482	$22,683	$54,699	$52,814
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	3,483	(949)	5,078	(1,939)
Foreign currency translation adjustments	1,281	(4,505)	(620)	(4,444)
Total other comprehensive income (loss)	4,764	(5,454)	4,458	(6,383)
Total comprehensive income	$30,246	$17,229	$59,157	$46,431

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at July 30, 2016	50,383	$504	$436,167	$(22,379)	$1,105,212	$1,519,504
Stock option exercises and restricted stock vestings, net of tax	209	2	(1,028)			(1,026)
Share-based compensation			14,011			14,011
Tax deficit associated with stock plans			(1,413)			(1,413)
Fair value of swap agreements, net of tax				5,078		5,078
Foreign currency translation				(620)		(620)
Net income					54,699	54,699
Balances at January 28, 2017	50,592	$506	$447,737	$(17,921)	$1,159,911	1,590,233

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	26-Week Period Ended
	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,699	$52,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,458	32,847
Share-based compensation	14,011	9,424
Loss on disposals of property and equipment	395	415
Excess tax deficit (benefit) from share-based payment arrangements	1,413	(432)
Restructuring and asset impairment	—	480
Provision for doubtful accounts	3,217	4,832
Non-cash interest income	(24)	(102)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(26,140)	12,577
Inventories	30,759	39,130
Prepaid expenses and other assets	(20,514)	(16,729)
Accounts payable	9,363	(16,589)
Accrued expenses and other liabilities	(12,728)	5,944
Net cash provided by operating activities	96,909	124,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,674)	(20,472)
Purchases of acquired businesses, net of cash acquired	(9,982)	(31)
Proceeds from disposals of property and equipment	18	57
Long-term investment	(2,000)	—
Net cash used in investing activities	(34,638)	(20,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(5,658)	(5,788)
Proceeds from borrowings under revolving credit line	136,787	214,549
Repayments of borrowings under revolving credit line	(169,618)	(301,243)
Decrease in bank overdraft	(9,076)	(16,480)
Proceeds from exercise of stock options	165	1,172
Payment of employee restricted stock tax withholdings	(1,191)	(1,603)
Excess tax (deficit) benefit from share-based payment arrangements	(1,413)	432
Capitalized debt issuance costs	(180)	—
Net cash used in financing activities	(50,184)	(108,961)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	(102)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,065	(4,898)

Cash and cash equivalents at beginning of period	18,593	17,380
Cash and cash equivalents at end of period	$30,658	$12,482
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,963	$7,891
Cash paid for federal and state income taxes, net of refunds	$45,944	$46,896

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2017 (unaudited)

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $129.0 million and $112.8 million for the second quarter of fiscal 2017 and 2016, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $255.9 million and $227.4 million for the first 26 weeks of fiscal 2017 and 2016, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU will no longer require a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of the fiscal year ending July 31, 2021, with early adoption permitted. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in the first quarter of fiscal 2017, the result would have been a reclassification from additional paid-in capital to income tax expense. For the second quarter of fiscal 2017 and 2016, the result would have been de minimus. For the first 26 weeks of fiscal 2017 the result would have increased current year income tax expense by $1.4 million. For the first 26 weeks of fiscal 2016 the result would have decreased current year income tax expense by $0.2 million.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. The Company expects to adopt this new guidance in the first quarter of fiscal 2018. If the Company had adopted this standard in the second quarter of fiscal 2017, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $35.2 million as of January 28, 2017 and July 30, 2016.

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

3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisitions

Nor-Cal Produce, Inc. On March 31, 2016 the Company acquired all of the outstanding equity securities of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate. Founded in 1972, Nor-Cal is a distributor of conventional and organic produce and other fresh products in Northern California, with primary operations located in West Sacramento, California. Total cash consideration related to this acquisition was approximately $68.6 million, subject to certain customary post-closing adjustments. The identifiable intangible assets recorded based on provisional valuations include customer lists of $30.3 million, a tradename with an estimated fair value of $1.0 million, and a non-compete with an estimated fair value of $0.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately thirteen years, five years, and five years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific and market participant information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $37.4 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. During the second quarter of fiscal 2017, the Company recorded a $2.9 million adjustment to the preliminary opening balance sheet which decreased goodwill and deferred income tax liabilities.

The Company is in the process of finalizing certain post-closing net working capital adjustments, and has recorded adjustments in the current fiscal year. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Preliminary as of January 28, 2017
Accounts receivable	$8,483	$—	$8,483
Inventories	1,902	—	1,902
Property and equipment	10,029	—	10,029
Other assets	125	—	125
Customer relationships	30,300	—	30,300
Tradename	1,000	—	1,000
Non-compete	500	—	500
Goodwill	40,342	(2,909)	37,433
Total assets	$92,681	$(2,909)	$89,772
Liabilities	24,101	(2,909)	21,192
Total purchase price	$68,580	$—	$68,580

Haddon House Food Products, Inc. On May 13, 2016 the Company acquired all of the outstanding equity interests of Haddon House Food Products, Inc. (“Haddon”) and certain affiliated entities and real estate. Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Total cash consideration related to this acquisition was approximately $217.5 million. The identifiable intangible assets recorded based on provisional valuations include customer relationships with an estimated fair value of $62.7 million, the Haddon tradename with an estimated fair value of $0.7 million, non-compete agreements with an estimated fair value of $0.7 million, and a trademark asset related to Haddon owned branded product lines with an estimated fair value of $2.0 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately thirteen years, the Haddon tradename is being amortized over an estimated useful life of approximately three years, the non-compete agreements that the Company received from the owners of Haddon are being amortized over the five-year term of the agreements, and the Haddon trademark asset associated with its branded product lines is estimated to have an indefinite useful life. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific and market participant information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $43.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.
The Company is in the process of finalizing the opening balance sheet, and has recorded adjustments in the current fiscal year. During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $1.6 million related to a net working capital adjustment. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Preliminary as of January 28, 2017
Accounts receivable	$40,434	$(300)	$40,134
Other receivable	3,621	—	3,621
Inventories	46,138	302	46,440
Prepaid expenses and other current assets	1,645	99	1,744
Property and equipment	54,501	—	54,501
Other assets	280	—	280
Customer relationships	62,700	—	62,700
Tradename	700	—	700
Non-compete	700	—	700
Other intangible assets	2,000	—	2,000
Goodwill	45,851	(2,266)	43,585
Total assets	$258,570	$(2,165)	$256,405
Liabilities	39,510	(600)	38,910
Total purchase price	$219,060	$(1,565)	$217,495
Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding stock of Gourmet Guru, Inc. ("Gourmet Guru"). Founded in 1996, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.0 million, subject to certain customary post-closing adjustments. During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $0.1 million related to a net working capital adjustment. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. The goodwill of $9.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.

Cash paid for Nor-Cal, Haddon and Gourmet Guru was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs were de minimus for the second quarter and first 26 weeks of fiscal 2017 and have been expensed as incurred within "operating expenses" in the Condensed Consolidated Statements of Income. The results of the acquired businesses' operations have been included in the consolidated financial statements since the applicable date of acquisitions. Operations for these acquisitions have been combined with the Company's existing business; therefore, the Company does not record the expenses separately from the rest of the wholesale distribution business and results are not separable.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2016 Cost-Saving Measures

During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, would terminate on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business which resulted in total restructuring costs of $4.4 million, all of which was recorded during the first and second quarters of fiscal 2016. There were no additional costs recorded during the first 26 weeks of fiscal 2017. These initiatives resulted in a reduction of employees, the majority of which were terminated during the first quarter of fiscal 2016, across the Company. The total work-force reduction charge of $3.4 million recorded during fiscal 2016 was primarily related to severance and fringe benefits. In addition to workforce reduction charges, the Company recorded $0.9 million during fiscal 2016 for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.

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

The following is a summary of the restructuring costs the Company recorded in fiscal 2016, as well as the remaining liability as of January 28, 2017 (in thousands):

	Restructuring Costs	Cash Payments	Restructuring Cost Liability as of January 28, 2017
Severance	$3,443	$(3,424)	$19
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Earth Origins:
Severance	41	(33)	8
Store closing costs	443	(338)	105
Total	$4,865	$(4,733)	$132

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended		26-Week Period Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Basic weighted average shares outstanding	50,587	50,326	50,531	50,260
Net effect of dilutive stock awards based upon the treasury stock method	168	62	146	91
Diluted weighted average shares outstanding	50,755	50,388	50,677	50,351

For the second quarters of fiscal 2017 and 2016, there were 36,986 and 171,296 anti-dilutive share-based awards outstanding, respectively. For the first 26 weeks of fiscal 2017 and 2016, there were 40,862 and 100,957 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of January 28, 2017, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
August 3, 2022	$140.0	1.7950%	One-Month LIBOR	Monthly
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at January 28, 2017 and are reflected at their fair value of $2.5 million which is included in "Other Assets" in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the second quarter and first 26 weeks of fiscal 2017. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Fuel Supply Agreements

From time to time the Company is a party to fixed price fuel supply agreements. As of January 28, 2017, the Company had not entered into any such agreements. During the fiscal year ended July 30, 2016, the Company entered into several agreements to purchase a portion of its diesel fuel each month at fixed prices through December 31, 2016. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

 Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of January 28, 2017 and July 30, 2016:

	Fair Value at January 28, 2017			Fair Value at July 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	—	$2,500	—	—	—	—
Liabilities:
Interest Rate Swap	—	—	—	—	$(5,917)	—

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

	January 28, 2017		July 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$167,824	$174,992	$173,593	$182,790

7.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions and are necessary to operate the Company’s headquarters located in Providence, Rhode Island, which include depreciation, salaries, retainers, and other related expenses of officers, directors, corporate finance (including professional services), information technology, governance, legal, human resources and internal audit. As the Company continues to expand its business and serve its customers through our national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

Beginning in the first quarter of fiscal 2017, a change in how the Company's chief operating decision maker assesses performance and allocates resources resulted in a change in how the Company allocates a portion of its corporate operating expenses, which were previously reported under the caption of "Other," in order to better support segment operations. The following table sets forth certain financial information for the Company's business segments. Prior year amounts have been reclassified to conform to current year presentation and include the impact of a change in the allocation of certain corporate operating expenses between the captions "Other" and "Wholesale." The amount reclassified is not considered to be material and is consistent with management's assessment of segment performance in fiscal 2017.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
13-Week Period Ended January 28, 2017:
Net sales	$2,271,289	$51,377	$(37,148)	$—	$2,285,518
Operating income (loss)	52,562	(6,518)	227	—	46,271
Interest expense	—	—	—	4,441	4,441
Interest income	—	—	—	(97)	(97)
Other, net	—	—	—	(101)	(101)
Income before income taxes					42,028
Depreciation and amortization	20,587	656	—	—	21,243
Capital expenditures	12,374	1,102	—	—	13,476
Goodwill	352,369	18,024	—	—	370,393
Total assets	2,677,578	220,598	(28,173)	—	2,870,003

13-Week Period Ended January 30, 2016:
Net sales	$2,029,351	$53,685	$(35,324)	$—	$2,047,712
Restructuring and asset impairment expenses	1,492	493	—	—	1,985
Operating income (loss)	45,118	(4,018)	603	—	41,703
Interest expense	—	—	—	3,602	3,602
Interest income	—	—	—	(398)	(398)
Other, net	—	—	—	757	757
Income before income taxes					37,742
Depreciation and amortization	15,472	671	—	—	16,143
Capital expenditures	12,175	709	—	—	12,884
Goodwill	247,499	17,731	—	—	265,230
Total assets	2,300,915	203,962	(17,859)	—	2,487,018

	Wholesale	Other	Eliminations	Unallocated	Consolidated
26-Week Period Ended January 28, 2017:
Net sales	$4,532,189	$109,117	$(77,424)	$—	$4,563,882
Operating income (loss)	111,225	(11,686)	71	—	99,610
Interest expense	—	—	—	8,963	8,963
Interest income	—	—	—	(196)	(196)
Other, net	—	—	—	282	282
Income before income taxes					90,561
Depreciation and amortization	41,278	1,180	—	—	42,458
Capital expenditures	20,729	1,945	—	—	22,674
Goodwill	352,369	18,024	—	—	370,393
Total assets	2,677,578	220,598	(28,173)	—	2,870,003

26-Week Period Ended January 30, 2016:
Net sales	$4,088,973	$111,492	$(76,104)	$—	$4,124,361
Restructuring and asset impairment expenses	2,811	1,983	—	—	4,794
Operating income (loss)	105,432	(8,939)	(886)	—	95,607
Interest expense	—	—	—	7,350	7,350
Interest income	—	—	—	(550)	(550)
Other, net	—	—	—	930	930
Income before income taxes					87,877
Depreciation and amortization	31,555	1,292	—	—	32,847
Capital expenditures	19,297	1,175	—	—	20,472
Goodwill	247,499	17,731	—	—	265,230
Total assets	2,300,915	203,962	(17,859)	—	2,487,018

8.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of January 28, 2017 and July 30, 2016 consisted of the following (in thousands):

	January 28, 2017	July 30, 2016
Accrued salaries and employee benefits	$55,264	$58,832
Workers' compensation and automobile liabilities	22,629	23,448
Interest rate swap liability	—	5,917
Other	66,639	74,241
Total accrued expenses and other current liabilities	$144,532	$162,438

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

As of January 28, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $6.5 million of reserves, was $849.5 million. As of January 28, 2017, the Company had $393.6 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $37.1 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $418.8 million as of January 28, 2017.

The amended and restated revolving credit facility, as amended by the Third A&R Credit Agreement, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the second quarter and first 26 weeks of fiscal 2017.
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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of January 28, 2017, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of January 28, 2017, the Company had borrowings of $123.4 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.05%. The capital lease obligation as of January 28, 2017 was $13.5 million. The Company recorded $0.4 million of interest expense related to this lease during each of the second quarters of fiscal 2017 and 2016. During the first 26 weeks of fiscal 2017 and 2016, the Company recorded $0.8 million and $0.9 million of interest expense related to this lease, respectively.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of January 28, 2017 was $31.0 million. The Company recorded $0.6 million of interest expense related to this lease during each of the second quarters of fiscal 2017 and 2016. During the first 26 weeks of fiscal 2017 and 2016, the Company recorded $1.1 million and $1.2 million of interest expense related to this lease, respectively.

11.                                      SUBSEQUENT EVENTS

During the third quarter of fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company expects to incur restructuring charges of approximately $3.5 million to $4.0 million, before taxes, primarily related to expenses for severance and other employee separation costs. Expected to be largely completed and accounted for in the third quarter of fiscal 2017, the restructuring program includes the elimination or relocation of approximately 265 positions, with certain shared service related transitions extending into the second quarter of fiscal 2018.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
our ability to retain customers of Haddon House Food Products, Inc. ("Haddon"), Nor-Cal Produce, Inc. ("Nor-Cal"), Global Organic/Specialty Source, Inc. ("Global Organic") and Gourmet Guru, Inc. ("Gourmet Guru") and their affiliated entities that we purchased on terms similar to those in place prior to our acquisition of these businesses;

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

•	our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company;

•	the addition or loss of significant customers;

•	volatility in fuel costs;

•	volatility in foreign exchange rates;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	consumer demand for natural and organic products outpacing suppliers' ability to produce those products;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management’s allocation of capital and the timing of capital expenditures;

•	our ability to successfully integrate and deploy our operational initiatives to achieve synergies from the acquisitions of Tony's, Global Organic, Nor-Cal, Haddon, and Gourmet Guru;

•
our ability to realize the anticipated benefits from our restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of the Company's shared services center, all within the cost estimates currently contemplated; and

•	the potential for business disruptions in connection with the anticipated creation of the Company’s shared services center.

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
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦
our broadline natural, organic and specialty distribution business in the United States, which includes our recent acquisitions of Haddon, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products principally throughout the Eastern United States, and Gourmet Guru, a distributor and merchandiser of fresh and organic food focusing on new and emerging brands;

◦
Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, which includes the operations of Global Organic, a premier distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee, and Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

◦	Select Nutrition, which distributes vitamins, minerals and supplements;

◦	UNFI Canada, Inc. ("UNFI Canada"), which is our natural, organic and specialty distribution business in Canada; and

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States.

•	our retail division, consisting of Earth Origins, which operates our eleven natural products retail stores within the United States; and

•	our manufacturing and branded products divisions, consisting of:

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

Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, and Auburn, Washington facilities. We have also implemented the WMS platform at our Racine, Wisconsin, Prescott, Wisconsin, Montgomery, New York, Auburn, California, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, and Richburg, South Carolina facilities, and we expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

 We have been the primary distributor to Whole Foods Market for more than eighteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 34% and 37% of our net sales for the second quarter of fiscal 2017 and 2016, respectively. For the first 26 weeks of fiscal 2017 and 2016, Whole Foods Market accounted for approximately 33% and 36% of our net sales, respectively.

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

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $68.6 million, subject to certain customary post-closing adjustments. Founded in 1972, Nor-Cal is a family owned and operated distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. Our acquisition of Nor-Cal has aided us in our efforts to expand our fresh offering, particularly with conventional produce. Nor-Cal's operations have been combined with the existing Albert's business.

In May 2016, the Company completed its acquisition of all outstanding equity interests of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a well-respected distributor and merchandiser of natural and organic and gourmet ethnic products primarily throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

In August 2016, the Company acquired all of the outstanding stock of Gourmet Guru in a cash transaction for approximately $10.0 million. Founded in 1996 and headquartered in Bronx, New York, Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets. Gourmet Guru's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. As of January 28, 2017, our distribution capacity totaled approximately 8.8 million square feet. We have completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon, which operates distribution centers in New Jersey and South Carolina, and barring any new significant customer contracts, we are unlikely to open or commence construction on a new distribution center in the remainder of fiscal 2017.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended		26-Week Period Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9%	85.5%	84.8%	85.2%
Gross profit	15.1%	14.5%	15.2%	14.8%
Operating expenses	13.1%	12.4%	13.0%	12.4%
Restructuring and asset impairment expenses	—%	0.1%	—%	0.1%
Total operating expenses	13.1%	12.5%	13.0%	12.5%
Operating income	2.0%	2.0%	2.2%	2.3%
Other expense (income):
Interest expense	0.2%	0.2%	0.2%	0.2%
Interest income	—%	—%	—%	—%
Other, net	—%	—%	—%	—%
Total other expense, net	0.2%	0.2%	0.2%	0.2%
Income before income taxes	1.8%	1.8%	2.0%	2.1%
Provision for income taxes	0.7%	0.7%	0.8%	0.9%
Net income	1.1%	1.1%	1.2%	1.3%	*
* Total reflects rounding

Second Quarter of Fiscal 2017 Compared To Second Quarter of Fiscal 2016

Net Sales

Our net sales for the second quarter of fiscal 2017 increased approximately 11.6%, or $237.8 million, to $2.29 billion from $2.05 billion for the second quarter of fiscal 2016. The year-over-year quarterly increase in net sales was primarily attributable to the acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017 and organic growth in our wholesale division from all of our channels. Net sales for the quarter ended January 28, 2017 was negatively impacted by food price deflation of approximately 0.3% compared to price levels in the second quarter of the prior fiscal year.

Our net sales by customer type for the second quarter of fiscal 2017 and 2016 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Type	January 28, 2017	% of Net Sales		January 30, 2016	% of Net Sales
Supernatural chains	$781	34%		$755	37%
Independently owned natural products retailers	604	26%		551	27%
Conventional supermarkets	666	29%		528	26%
Other	235	11%	*	214	10%
Total	$2,286	100%		$2,048	100%
*Total reflects rounding

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the second quarter of fiscal 2017 increased by approximately $26 million, or 3%, as compared to the second quarter of fiscal 2016, and accounted for approximately 34% and 37% of our total net sales for the second quarter of fiscal 2017 and 2016, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $53 million, or 10%, during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and accounted for approximately 26% and 27% of our total net sales for the second quarter of fiscal 2017 and 2016, respectively. The increase in net sales in this channel is primarily attributable to net sales resulting from our acquisitions consummated in the third and fourth quarters of fiscal 2016 and first quarter of fiscal 2017 and growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the second quarter of fiscal 2017 increased by approximately $138 million, or 26%, compared to the second quarter of fiscal 2016, and represented approximately 29% and 26% of our total net sales for the second quarter of fiscal 2017 and 2016, respectively. The increase in net sales to conventional supermarkets was primarily driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $21 million, or 10%, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and accounted for approximately 11% and 10% of our total net sales for the second quarter of fiscal 2017 and 2016, respectively. The increase in other net sales was primarily driven by growth in our e-commerce business and net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

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

Cost of Sales and Gross Profit

Our gross profit increased approximately 15.9%, or $47.4 million, to $344.9 million for the second quarter of fiscal 2017, from $297.5 million for the second quarter of fiscal 2016. Our gross profit as a percentage of net sales was 15.09% for the second quarter of fiscal 2017 compared to 14.53% for the second quarter of fiscal 2016. The increase in gross profit as a percentage of net sales in the second quarter of fiscal 2017 was primarily driven by acquisitions and gross margin improvement initiatives, partially offset by competitive pricing pressure.

In the face of various industry headwinds that could pressure our gross margin, including increased competition from self-distribution and industry consolidation, we will seek measures to reduce operating expenses as a percentage of net sales, primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform improvements. We expect that a portion of these operating expense improvements will be offset by increased levels of depreciation and amortization as a result of the significant amount of acquisitions we consummated in fiscal 2016 and the first quarter of fiscal 2017.

Operating Expenses

Our total operating expenses increased approximately 16.8%, or $42.9 million, to $298.7 million for the second quarter of fiscal 2017, from $255.8 million for the second quarter of fiscal 2016. As a percentage of net sales, total operating expenses were 13.07% for the second quarter of fiscal 2017 compared to 12.49% for the second quarter of fiscal 2016. The increase was attributable to the acquired businesses, which have higher costs to serve their customers, as well as higher stock based compensation and depreciation and amortization expense. Total operating expenses for the second quarter of fiscal 2016 included approximately $2.0 million of severance and other transition costs due to previously announced restructuring plans, which resulted from the termination of our distribution relationship with a large conventional supermarket customer in the first quarter of fiscal 2016 and the closure of one of our Canadian facilities, and $1.0 million of acquisition related costs. We expect to incur additional operating expenses in the second half of fiscal 2017 as a result of our restructuring program announced in conjunction with the planned opening of the Company's shared services center, as well as other workforce reductions intended to promote cost savings.

Total operating expenses also included share-based compensation expense of $7.4 million and $3.5 million for the second quarter of fiscal 2017 and 2016, respectively. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income increased approximately 11.0%, or $4.6 million, to $46.3 million for the second quarter of fiscal 2017, from $41.7 million for the second quarter of fiscal 2016. As a percentage of net sales, operating income was 2.02% for the second quarter of fiscal 2017 compared to 2.04% for the second quarter of fiscal 2016.

Other Expense (Income)

Other expense, net increased approximately $0.3 million to $4.2 million for the second quarter of fiscal 2017 compared to $4.0 million for the second quarter of fiscal 2016. Interest expense was $4.4 million for the second quarter of fiscal 2017 compared to $3.6 million for the second quarter of fiscal 2016. The increase in interest expense was primarily due to borrowings to fund prior year acquisitions. Interest income was $0.1 million and $0.4 million for the second quarter of fiscal 2017 and 2016, respectively. Other income was $0.1 million for the second quarter of fiscal 2017, compared to $0.8 million of other expense for second quarter of fiscal 2016.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 39.9% for the second quarter of fiscal 2017 and 2016, respectively. The decrease in the effective income tax rate for the second quarter of fiscal 2017 was primarily due to a net benefit for the reversal of uncertain tax positions related to state audits completed during the quarter.

Net Income

Reflecting the factors described in more detail above, net income increased $2.8 million to $25.5 million, or $0.50 per diluted share, for the second quarter of fiscal 2017, compared to $22.7 million, or $0.45 per diluted share, for the second quarter of fiscal 2016.

26-Week Period Ended January 28, 2017 Compared To 26-Week Period Ended January 30, 2016

Net Sales

Our net sales increased approximately 10.7%, or $439.5 million, to $4.6 billion for the 26-week period ended January 28, 2017, from $4.1 billion for the 26-week period ended January 30, 2016. The year-over-year increase in net sales was primarily attributable to the acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017 and organic growth in our wholesale division from all of our channels. Net sales for the 26-week period ended January 28, 2017 was negatively impacted by food price deflation of approximately 0.2% compared to price levels in the prior year comparable period.
Our net sales by customer type for the 26-week period ended January 28, 2017 and January 30, 2016 were as follows (in millions):

	Net Sales for the 26-Week Period Ended
Customer Type	January 28, 2017	% of Net Sales	January 30, 2016	% of Net Sales
Supernatural chains	$1,528	33%	$1,469	36%
Independently owned natural products retailers	1,223	27%	1,116	27%
Conventional supermarket	1,318	29%	1,102	27%
Other	495	11%	436	10%	*
Total	$4,564	100%	$4,123	100%
*Total reflects rounding

Net sales to the supernatural chain channel for the 26-week period ended January 28, 2017 increased by approximately $59 million, or 4%, as compared to the prior fiscal year's comparable period, and accounted for approximately 33% of our total net sales for the 26-week period ended January 28, 2017 compared to 36% for the 26-week period ended January 30, 2016. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $107 million, or 10%, during the 26-week period ended January 28, 2017 compared to the 26-week period ended January 30, 2016, and accounted for 27% of our total net sales for each of the 26-week periods ended January 28, 2017 and January 30, 2016. The increase in net sales in this channel is primarily attributable to net sales resulting from our acquisitions consummated in the third and fourth quarters of fiscal 2016 and first quarter of fiscal 2017 and growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the 26-week period ended January 28, 2017 increased by approximately $216 million, or 20%, from the 26-week period ended January 30, 2016, and represented approximately 29% and 27% of total net sales for the 26-week period ended January 28, 2017 and January 30, 2016, respectively. The increase in net sales to conventional supermarkets was driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $59 million, or 14% during the 26-week period ended January 28, 2017 compared to the 26-week period ended January 30, 2016 and accounted for approximately 11% of total net sales for the 26-week period ended January 28, 2017 compared to 10% for the 26-week period ended January 30, 2016. This growth is attributable to expanded sales to our new and existing foodservice partners and our e-commerce business and net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Cost of Sales and Gross Profit

Our gross profit increased approximately 13.5%, or $82.5 million, to $694.0 million for the 26-week period ended January 28, 2017, from $611.5 million for the 26-week period ended January 30, 2016. Our gross profit as a percentage of net sales increased to 15.21% for the 26-week period ended January 28, 2017 compared to 14.83% for the 26-week period ended January 30, 2016. The increase in gross profit as a percentage of net sales in fiscal 2017 is primarily due to the favorable impact of acquisitions. Despite the year-over-year improvement, gross profit faced headwinds from moderated supplier promotional activity, competitive pricing pressure and reduced fuel surcharges.

Operating Expenses

Our total operating expenses increased approximately 15.2%, or $78.5 million, to $594.4 million for the 26-week period ended January 28, 2017, from $515.8 million for the 26-week period ended January 30, 2016. As a percentage of net sales, total operating expenses increased to approximately 13.02% for the 26-week period ended January 28, 2017, from approximately 12.51% for the 26-week period ended January 30, 2016. The increase was attributable to the acquired businesses, which have higher costs to serve their customers, as well as higher stock based compensation and depreciation and amortization expense. Total operating expenses for the 26-week period ended January 30, 2016 included $4.8 million of severance and other transition costs, $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016 and $1.0 million of acquisition related costs. We expect to incur additional operating expenses in the second half of fiscal 2017 as a result of our restructuring program announced in conjunction with the planned opening of the Company's shared services center, as well as other workforce reductions intended to promote cost savings.

Total operating expenses for the 26-week period ended January 28, 2017 include share-based compensation expense of $14.0 million, compared to $9.4 million in the 26-week period ended January 30, 2016. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team. We expect share-based compensation expense in fiscal 2017 will exceed share-based compensation expense in fiscal 2016.

Operating Income

Reflecting the factors described above, operating income increased approximately 4.2%, or $4.0 million, to $99.6 million for the 26-week period ended January 28, 2017, from $95.6 million for the 26-week period ended January 30, 2016. As a percentage of net sales, operating income was 2.18% for the 26-week period ended January 28, 2017 as compared to 2.32% for the 26-week period ended January 30, 2016.

Other Expense (Income)

Other expense, net was $9.0 million and $7.7 million for the 26-week period ended January 28, 2017 and January 30, 2016, respectively. Interest expense was $9.0 million for the 26-week period ended January 28, 2017 compared to $7.4 million for the 26-week period ended January 30, 2016. The increase in interest expense was primarily due to additional borrowings for acquisitions made in the second half of fiscal 2016. Interest income was $0.2 million for the 26-week period ended January 28, 2017 compared to $0.6 million for the 26-week period ended January 30, 2016. Other expense was $0.3 million for the 26-week period ended January 28, 2017 compared to $0.9 million for the 26-week period ended January 30, 2016.

Provision for Income Taxes

Our effective income tax rate was 39.6% and 39.9% for the 26-week period ended January 28, 2017 and January 30, 2016, respectively. The decrease in the effective income tax rate for the 26-week period ended January 28, 2017 was primarily due to a net benefit for the reversal of uncertain tax positions related to state audits.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $1.9 million to $54.7 million, or $1.08 per diluted share, for the 26-week period ended January 28, 2017, compared to $52.8 million, or $1.05 per diluted share, for the 26-week period ended January 30, 2016.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We intend to continue to utilize cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.5% to 0.6% of net sales for fiscal 2017 reflecting flat to a slight increase over fiscal 2016 levels and a decrease over levels experienced in fiscal 2014 and fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2017 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity issuances, long-term debt or borrowings under our amended and restated revolving credit facility.

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

As of January 28, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $6.5 million of reserves, was $849.5 million. As of January 28, 2017, the Company had $393.6 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $37.1 million in letter of credit commitments which reduced the Company's available borrowing capacity under the facility on a dollar for dollar basis. The Company's resulting remaining availability was $418.8 million as of January 28, 2017.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the second quarter of fiscal 2017.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of January 28, 2017, the Company was in compliance with the financial covenants of the Term Loan Agreement.

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

Net cash provided by operations was $96.9 million for the 26-week period ended January 28, 2017; a change of $27.7 million from the $124.6 million provided by operations for the 26-week period ended January 30, 2016. The primary reasons for the net cash provided by operations for the 26-week period ended January 28, 2017 were net income of $54.7 million, depreciation and amortization of $42.5 million, share-based compensation expense of $14.0 million, and a decrease in inventories of $30.8 million, offset by an increase in accounts receivable of $26.1 million due to the timing of collections and an increase in prepaid expenses and other assets of $20.5 million primarily due to the timing of estimated tax payments.

The primary reasons for the net cash provided by operations for the 26-week period ended January 30, 2016 were net income of $52.8 million, a decrease in inventories of $39.1 million and a decrease in accounts receivable of $12.6 million due to the timing of collections, partially offset by a decrease in accounts payable of $16.6 million. Days in inventory was 49 days as of January 28, 2017 and July 30, 2016. Days sales outstanding increased slightly to 21 days at January 28, 2017 compared to 20 days at July 30, 2016. Working capital increased by $40.9 million, or 4.1%, from $0.99 billion at July 30, 2016 to $1.03 billion at January 28, 2017.

Net cash used in investing activities increased $14.2 million to $34.6 million for the 26-week period ended January 28, 2017, compared to $20.4 million for the 26-week period ended January 30, 2016. This change was primarily due to an increase in cash paid for acquisitions in the first half of fiscal 2017 compared to the first half of fiscal 2016 coupled with an increase in capital spending of $2.2 million.

Net cash used in financing activities was $50.2 million for the 26-week period ended January 28, 2017. We present proceeds from borrowings and repayments of borrowings related to our amended and restated revolving credit facility and term loan facility on a gross basis. The net cash used in financing activities was primarily due to gross repayments on our amended and restated revolving credit facility and long term debt of $169.6 million and $5.7 million, respectively, and decreases in bank overdrafts of $9.1 million, offset in part by borrowings on our amended and restated revolving credit facility of $136.8 million. Net cash used in financing activities was $109.0 million for the 26-week period ended January 30, 2016, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $301.2 million and $5.8 million, respectively, and decreases in bank overdrafts of $16.5 million, offset in part by gross borrowings under our amended and restated revolving credit facility of $214.5 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 28, 2017, we had not entered into any such agreements. As of January 30, 2016, we had entered into agreements which required us to purchase a total of approximately 5.6 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualified and were accounted for using the “normal purchase” exception under Accounting Standards Codification 815, Derivatives and Hedging, as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
10.1*+	Form of Amended and Restated Severance Agreement.
10.2+	Form of Amended and Restated Change in Control Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 22, 2016 (File No. 1-15723)).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  March 9, 2017