Form 10-Q
period 2017-04-29
UNITED NATURAL FOODS INC
filed 2017-06-08
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes X  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _ (Do not check if a smaller reporting company)	Smaller reporting company _
Emerging growth company __
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No X

As of June 1, 2017 there were 50,615,023 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	April 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,119	$18,593
Accounts receivable, less allowances of $10,247 and $9,638	547,792	489,708
Inventories	1,042,031	1,021,663
Deferred income taxes	35,212	35,228
Prepaid expenses and other current assets	53,809	45,998
Total current assets	1,694,963	1,611,190
Property & equipment, net	603,409	616,605
Goodwill	369,166	366,168
Intangible assets, less accumulated amortization of $45,304 and $34,315	211,761	222,314
Other assets	41,288	35,878
Total assets	$2,920,587	$2,852,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547,019	$445,430
Accrued expenses and other current liabilities	151,785	162,438
Current portion of long-term debt	12,027	11,854
Total current liabilities	710,831	619,722
Notes payable	304,187	426,519
Deferred income taxes	95,255	95,220
Other long-term liabilities	28,203	29,451
Long-term debt, excluding current portion	152,884	161,739
Total liabilities	1,291,360	1,332,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; issued and outstanding 50,611 and 50,383	506	504
Additional paid-in capital	452,630	436,167
Accumulated other comprehensive loss	(20,407)	(22,379)
Retained earnings	1,196,498	1,105,212
Total stockholders’ equity	1,629,227	1,519,504
Total liabilities and stockholders’ equity	$2,920,587	$2,852,155

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net sales	$2,369,556	$2,132,104	$6,933,438	$6,256,465
Cost of sales	2,003,195	1,809,671	5,873,116	5,322,577
Gross profit	366,361	322,433	1,060,322	933,888
Operating expenses	297,469	256,417	891,820	767,471
Restructuring and asset impairment expenses	3,946	—	3,946	4,794
Total operating expenses	301,415	256,417	895,766	772,265
Operating income	64,946	66,016	164,556	161,623
Other expense (income):
Interest expense	4,225	4,384	13,188	11,734
Interest income	(82)	(487)	(278)	(1,037)
Other expense (income), net	478	(557)	760	373
Total other expense, net	4,621	3,340	13,670	11,070
Income before income taxes	60,325	62,676	150,886	150,553
Provision for income taxes	23,738	24,405	59,600	59,468
Net income	$36,587	$38,271	$91,286	$91,085
Basic per share data:
Net income	$0.72	$0.76	$1.81	$1.81
Weighted average basic shares of common stock outstanding	50,601	50,350	50,554	50,290
Diluted per share data:
Net income	$0.72	$0.76	$1.80	$1.81
Weighted average diluted shares of common stock outstanding	50,801	50,379	50,718	50,360

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income	$36,587	$38,271	$91,286	$91,085
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	125	(150)	5,203	(2,089)
Foreign currency translation adjustments	(2,611)	7,342	(3,231)	2,898
Total other comprehensive income (loss)	(2,486)	7,192	1,972	809
Total comprehensive income	$34,101	$45,463	$93,258	$91,894

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at July 30, 2016	50,383	$504	$436,167	$(22,379)	$1,105,212	$1,519,504
Stock option exercises and restricted stock vestings, net of tax	228	2	(1,130)			(1,128)
Share-based compensation			18,702			18,702
Other			294			294
Tax deficit associated with stock plans			(1,403)			(1,403)
Fair value of swap agreements, net of tax				5,203		5,203
Foreign currency translation				(3,231)		(3,231)
Net income					91,286	91,286
Balances at April 29, 2017	50,611	$506	$452,630	$(20,407)	$1,196,498	1,629,227

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	39-Week Period Ended
	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,286	$91,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,930	50,967
Share-based compensation	18,702	12,665
Loss on disposals of property and equipment	825	399
Excess tax deficit from share-based payment arrangements	1,403	48
Restructuring and asset impairment	711	480
Deferred income taxes	(160)	8,657
Provision for doubtful accounts	4,847	5,875
Non-cash interest expense	79	119
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(61,820)	1,569
Inventories	(19,758)	1,218
Prepaid expenses and other assets	(9,135)	(2,041)
Accounts payable	79,023	31,912
Accrued expenses and other liabilities	(6,836)	2,665
Net cash provided by operating activities	163,097	205,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,004)	(29,073)
Purchases of acquired businesses, net of cash acquired	(9,198)	(89,190)
Proceeds from disposals of property and equipment	34	96
Long-term investment	(2,000)	—
Net cash used in investing activities	(51,168)	(118,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,531)	(8,320)
Proceeds from borrowings under revolving credit line	154,412	375,213
Repayments of borrowings under revolving credit line	(276,443)	(471,667)
Increase in checks outstanding in excess of deposits	19,075	21,815
Proceeds from exercise of stock options	165	2,011
Payment of employee restricted stock tax withholdings	(1,295)	(1,703)
Excess tax deficit from share-based payment arrangements	(1,403)	(48)
Capitalized debt issuance costs	(180)	(2,051)
Net cash used in financing activities	(114,200)	(84,750)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(203)	(754)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,474)	1,947
Cash and cash equivalents at beginning of period	18,593	17,380
Cash and cash equivalents at end of period	$16,119	$19,327

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,188	$12,115
Cash paid for federal and state income taxes, net of refunds	$58,199	$50,461

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2017 (unaudited)

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

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation of manufacturing equipment offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $129.2 million and $111.9 million for the third quarter of fiscal 2017 and 2016, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $385.1 million and $339.3 million for the first 39 weeks of fiscal 2017 and 2016, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU will no longer require a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2019, which for the Company will be the first quarter of the fiscal year ending July 31, 2021, with early adoption permitted. The Company expects to early adopt this ASU in connection with its annual goodwill impairment test to be performed in the fourth quarter of fiscal 2017. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in the first quarter of fiscal 2017, the result would have been a reclassification from additional paid-in capital to income tax expense. For the third quarter of fiscal 2017 and 2016, the result would have been de minimus. For the first 39 weeks of fiscal 2017 the result would have increased current year income tax expense by $1.4 million. For the first 39 weeks of fiscal 2016 the result would have increased current year income tax expense by $0.3 million.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, this ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. We are currently reviewing the provisions of the new standard and evaluating its impact on the Company's consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. The Company will adopt this new guidance in the first quarter of fiscal 2018. If the Company had adopted this standard in the third quarter of fiscal 2017, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $35.2 million as of April 29, 2017 and July 30, 2016.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, (Topic 606): Deferral of the Effective Date deferring the adoption of previously issued guidance published in May 2014, ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. The new standard permits either of the following implementation approaches: (i) a full retrospective application with restatement of each period presented in the financial statements with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of adopting the guidance recognized as of the date of initial application. The Company expects to adopt this new guidance in the first quarter of fiscal 2019 and is currently in the process of selecting a transition method and evaluating the impact of its adoption on the Company's consolidated financial statements and accounting policies. As part of our assessment work to-date, we have formed an implementation work team, conducted training sessions on the new ASU’s revenue recognition model and are in the planning stages of our contract review and documentation. Additionally, we have begun our review of the enhanced disclosure requirements under this new standard.

3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisitions

Nor-Cal Produce, Inc. On March 31, 2016 the Company acquired all of the outstanding equity securities of Nor-Cal Produce, Inc. ("Nor-Cal") and an affiliated entity as well as certain real estate. Nor-Cal is a distributor of conventional and organic produce and other fresh products in Northern California, with primary operations located in West Sacramento, California. Total cash consideration related to this acquisition was approximately $67.8 million.

The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets include customer relationships of $30.3 million, a tradename with an estimated fair value of $1.0 million, and a non-compete with an estimated fair value of $0.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately thirteen years, five years, and five years, respectively. Significant assumptions utilized in the income approach were based on company-specific and market participant information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $36.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. During the second quarter of fiscal 2017, the Company recorded a $2.9 million adjustment to the opening balance sheet which decreased goodwill and deferred income tax liabilities. During the third quarter of fiscal 2017, the Company recorded a $0.1 million adjustment to the opening balance sheet, which decreased goodwill and liabilities, and completed the final net working capital adjustment resulting in cash received of $0.8 million by the Company, which also decreased goodwill and the total purchase price.

During the third quarter of fiscal 2017, the Company finalized its purchase accounting related to the Nor-Cal acquisition. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Final Opening Balance Sheet as of April 29, 2017
Accounts receivable	$8,483	$—	$8,483
Inventories	1,902	—	1,902
Property and equipment	10,029	—	10,029
Other assets	125	—	125
Customer relationships	30,300	—	30,300
Tradename	1,000	—	1,000
Non-compete	500	—	500
Goodwill	40,342	(3,825)	36,517
Total assets	$92,681	$(3,825)	$88,856
Liabilities	24,101	(3,028)	21,073
Total purchase price	$68,580	$(797)	$67,783

Haddon House Food Products, Inc. On May 13, 2016 the Company acquired all of the outstanding equity securities of Haddon House Food Products, Inc. (“Haddon”) and certain affiliated entities and real estate. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Total cash consideration related to this acquisition was approximately $217.5 million.
The value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets include customer relationships with an estimated fair value of $62.7 million, the Haddon tradename with an estimated fair value of $0.7 million, non-compete agreements with an estimated fair value of $0.7 million, and a trademark asset related to Haddon owned branded product lines with an estimated fair value of $2.0 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately thirteen years, the Haddon tradename is being amortized over an estimated useful life of approximately three years, the non-compete agreements that the Company received from the owners of Haddon are being amortized over the five-year term of the agreements, and the Haddon trademark asset associated with its branded product lines is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on company-specific and market participant information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $43.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.
While the Company is still completing the final purchase accounting adjustments, material changes are not expected to the amounts recorded in the consolidated financial statements as of April 29, 2017. During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $1.6 million related to finalizing the net working capital adjustment. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Preliminary as of April 29, 2017
Accounts receivable	$40,434	$(300)	$40,134
Other receivable	3,621	—	3,621
Inventories	46,138	302	46,440
Prepaid expenses and other current assets	1,645	99	1,744
Property and equipment	54,501	—	54,501
Other assets	280	—	280
Customer relationships	62,700	—	62,700
Tradename	700	—	700
Non-compete	700	—	700
Other intangible assets	2,000	—	2,000
Goodwill	45,851	(2,266)	43,585
Total assets	$258,570	$(2,165)	$256,405
Liabilities	39,510	(600)	38,910
Total purchase price	$219,060	$(1,565)	$217,495
Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru, Inc. ("Gourmet Guru"). Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.0 million, subject to certain customary post-closing adjustments. During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $0.1 million related to finalizing the net working capital adjustment. During the third quarter of fiscal 2017, the Company recorded a $0.5 million adjustment to the opening balance sheet, which increased goodwill and accrued expenses and decreased property and equipment. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. The goodwill of $10.1 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized.

Cash paid for Nor-Cal, Haddon and Gourmet Guru was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs have been expensed as incurred within "operating expenses" in the Condensed Consolidated Statements of Income. Acquisition costs were de minimus during the third quarter and the first 39 weeks of fiscal 2017. Acquisition costs were $0.9 million and $1.9 million for the third quarter and the first 39 weeks of fiscal 2016, respectively. The results of the acquired businesses' operations have been included in the consolidated financial statements since the applicable date of acquisitions. Operations for these acquisitions have been combined with the Company's existing wholesale distribution business and therefore results are not separable from the rest of the wholesale distribution business.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2017 Cost Saving and Efficiency Initiatives

During the third quarter of fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. Subsequent to the end of the third quarter of fiscal 2017, the Company announced on June 6, 2017 an extension of this restructuring program pursuant to which it expects to incur additional restructuring charges of between $3.0 million and $4.0 million, before taxes, during the fourth quarter of fiscal 2017. These expenses are primarily related to severance and other employee separation costs driven by the recently completed integration activities on several acquired businesses. For fiscal 2017, under the extended plan, the Company expects to incur total expenses in fiscal 2017 of between $6.9 million and $7.9 million, before taxes, with $3.9 million incurred in the third quarter of fiscal 2017 and the remainder expected to be incurred in the fourth quarter of fiscal 2017.

Of the $3.9 million total restructuring charges incurred in the third quarter of fiscal 2017, the Company incurred a total workforce reduction charge of $3.7 million, primarily relating to severance and other employee separation and transition costs. In addition, the Company also incurred early lease termination and facility closing costs in the third quarter of fiscal 2017 of $0.3 million, related to the closing of its Gourmet Guru facility in Bronx, New York.

The following is a summary of the restructuring costs the Company recorded in the third quarter of fiscal 2017, as well as the remaining liability as of April 29, 2017 (in thousands):

	Restructuring Costs Recorded in the Third Quarter of Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of April 29, 2017
Severance and other employee separation and transition costs	$3,688	$(795)	$2,893
Early lease termination and facility closing costs	258	(29)	229
Total	$3,946	$(824)	$3,122

Restructuring Charges Recorded in Fiscal 2016

The following is a summary of the restructuring costs the Company recorded in fiscal 2016 related to the termination of its distribution arrangement with a large customer, the closing of two of its Earth Origins Market stores and the closing of a Canadian facility, as well as the remaining liability as of April 29, 2017 (in thousands):

	Restructuring Costs Recorded in Fiscal 2016	Payments and Other Adjustments	Restructuring Cost Liability as of April 29, 2017
Severance	$3,443	$(3,429)	$14
Early lease termination and facility closing costs	368	(368)	—
Operational transfer costs	570	(570)	—
Earth Origins:
Severance	41	(37)	4
Store closing costs	443	(443)	—
Total	$4,865	$(4,847)	$18

For a more detailed discussion of these costs, see the footnotes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016.

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended		39-Week Period Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Basic weighted average shares outstanding	50,601	50,350	50,554	50,290
Net effect of dilutive stock awards based upon the treasury stock method	200	29	164	70
Diluted weighted average shares outstanding	50,801	50,379	50,718	50,360

For the third quarters of fiscal 2017 and fiscal 2016, there were 40,023 and 146,844 anti-dilutive share-based awards outstanding, respectively. For the first 39 weeks of fiscal 2017 and 2016, there were 38,762 and 100,048 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of April 29, 2017, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly
August 3, 2022	$125.0	1.7950%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at April 29, 2017 and are reflected at their fair values of $2.9 million included in "Other Assets" and $0.1 million included in "Accrued Expenses and Other Current Liabilities" in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the third quarter and first 39 weeks of fiscal 2017. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Fuel Supply Agreements

From time to time the Company is a party to fixed price fuel supply agreements. As of April 29, 2017, the Company had not entered into any such agreements. During the fiscal year ended July 30, 2016, the Company entered into several agreements to purchase a portion of its diesel fuel each month at fixed prices through December 31, 2016. These fixed price fuel agreements qualified for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts were expensed as incurred and included within operating expenses.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of April 29, 2017 and July 30, 2016:

	Fair Value at April 29, 2017			Fair Value at July 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	—	$2,854	—	—	—	—
Liabilities:
Interest Rate Swap	—	(143)	—	—	$(5,917)	—

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

	April 29, 2017		July 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$164,911	$171,802	$173,593	$182,790

7.                                      BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company's brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company's customers. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions, which include, among other expenses, stock based compensation, depreciation, and salaries, retainers, and other related expenses of certain officers and all directors. As the Company continues to expand its business and serve its customers through our national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated	Consolidated
13-Week Period Ended April 29, 2017:
Net sales	$2,353,723	$67,538	$(51,705)	$—	$2,369,556
Restructuring and asset impairment expenses	2,874	1,072	—	—	3,946
Operating income (loss)	67,273	(1,117)	(1,210)	—	64,946
Interest expense	—	—	—	4,225	4,225
Interest income	—	—	—	(82)	(82)
Other, net	—	—	—	478	478
Income before income taxes					60,325
Depreciation and amortization	20,559	913	—	—	21,472
Capital expenditures	16,412	918	—	—	17,330
Goodwill	351,141	18,025	—	—	369,166
Total assets	2,746,648	213,180	(39,241)	—	2,920,587

13-Week Period Ended April 30, 2016:
Net sales	$2,111,695	$70,217	$(49,808)	$—	$2,132,104
Restructuring and asset impairment expenses	—	—	—	—	—
Operating income (loss)	62,712	3,780	(476)	—	66,016
Interest expense	—	—	—	4,384	4,384
Interest income	—	—	—	(487)	(487)
Other, net	—	—	—	(557)	(557)
Income before income taxes					62,676
Depreciation and amortization	17,395	725	—	—	18,120
Capital expenditures	8,340	261	—	—	8,601
Goodwill	301,600	17,732	—	—	319,332
Total assets	2,475,054	192,282	(21,404)	—	2,645,932

	Wholesale	Other	Eliminations	Unallocated	Consolidated
39-Week Period Ended April 29, 2017:
Net sales	$6,885,912	$176,655	$(129,129)	$—	$6,933,438
Restructuring and asset impairment expenses	2,874	1,072	—	—	3,946
Operating income (loss)	178,498	(12,803)	(1,139)	—	164,556
Interest expense	—	—	—	13,188	13,188
Interest income	—	—	—	(278)	(278)
Other, net	—	—	—	760	760
Income before income taxes					150,886
Depreciation and amortization	61,837	2,093	—	—	63,930
Capital expenditures	38,016	1,988	—	—	40,004
Goodwill	351,141	18,025	—	—	369,166
Total assets	2,746,648	213,180	(39,241)	—	2,920,587

39-Week Period Ended April 30, 2016:
Net sales	$6,200,668	$181,709	$(125,912)	$—	$6,256,465
Restructuring and asset impairment expenses	2,811	1,983	—	—	4,794
Operating income (loss)	168,144	(5,158)	(1,363)	—	161,623
Interest expense	—	—	—	11,734	11,734
Interest income	—	—	—	(1,037)	(1,037)
Other, net	—	—	—	373	373
Income before income taxes					150,553
Depreciation and amortization	48,950	2,017	—	—	50,967
Capital expenditures	27,637	1,436	—	—	29,073
Goodwill	301,600	17,732	—	—	319,332
Total assets	2,475,054	192,282	(21,404)	—	2,645,932

8.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of April 29, 2017 and July 30, 2016 consisted of the following (in thousands):

	April 29, 2017	July 30, 2016
Accrued salaries and employee benefits	$54,776	$58,832
Workers' compensation and automobile liabilities	21,424	23,448
Interest rate swap liability	143	5,917
Other	75,442	74,241
Total accrued expenses and other current liabilities	$151,785	$162,438

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

The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrued interest at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After this period, the interest on the U.S. borrowings is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrued interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After this period, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.

As of April 29, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $5.9 million of reserves, was $882.9 million. As of April 29, 2017, the Company had $304.2 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $35.8 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $542.9 million as of April 29, 2017.

The amended and restated revolving credit facility, as amended by the Third A&R Credit Agreement, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the third quarter and first 39 weeks of fiscal 2017.
The amended and restated revolving credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of April 29, 2017, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of April 29, 2017, the Company had borrowings of $121.0 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.05%. The capital lease obligation as of April 29, 2017 was $13.3 million. The Company recorded $0.4 million of interest expense related to this lease during each of the third quarters of fiscal 2017 and 2016. During the first 39 weeks of fiscal 2017 and 2016, the Company recorded $1.2 million and $1.3 million of interest expense related to this lease, respectively.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of April 29, 2017 was $30.7 million. The Company recorded $0.6 million of interest expense related to this lease during each of the third quarters of fiscal 2017 and 2016. During the first 39 weeks of fiscal 2017 and 2016, the Company recorded $1.7 million and $1.8 million of interest expense related to this lease, respectively.

11.                                      SUBSEQUENT EVENTS

On May 24, 2017, subsequent to the end of the third quarter, the Company sold its stake in Kicking Horse Coffee, a Canadian roaster and marketer of organic and fair trade coffee. As a result of the sale, the Company expects to recognize a gain of $6.1 million, before taxes, in the fourth quarter of fiscal 2017.

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

•	our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company;

•	the addition or loss of significant customers;

•	volatility in fuel costs;

•	volatility in foreign exchange rates;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	consumer demand for natural and organic products outpacing suppliers' ability to produce those products;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management’s allocation of capital and the timing of capital expenditures;

•	our ability to successfully integrate and deploy our operational initiatives to achieve synergies from the acquisitions of Global Organic, Nor-Cal, Haddon, and Gourmet Guru;

•
our ability to realize the anticipated benefits from our restructuring program in conjunction with various cost saving and efficiency initiatives, including the acquisition integration, severance and transition related costs, as well as the anticipated opening of the Company's shared services center, all within the cost estimates and timing currently contemplated; and

•	the potential for business disruptions in connection with the anticipated opening of the Company’s shared services center.

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

◦
our broadline natural, organic and specialty distribution business in the United States, including our recent acquisitions of Haddon, a distributor and merchandiser of natural and organic specialty and gourmet ethnic products principally throughout the Eastern United States, and Gourmet Guru, a distributor and merchandiser of fresh and organic food focusing on new and emerging brands;

◦
Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, including the operations of Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

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

◦
Woodstock Farms Manufacturing, which specializes in the importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections; and

◦	our Blue Marble Brands branded product lines, and Haddon branded product lines.

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and extensive product selection, including specialty products, and the acquisition of, or merger with, natural, organic, conventional produce and specialty products distributors; our efforts to increase the number of conventional supermarket customers to whom we distribute products; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have completed WMS system conversions at our Lancaster, Texas, Ridgefield, Washington, and Auburn, Washington facilities. We have also implemented the WMS platform at our Racine, Wisconsin, Prescott, Wisconsin, Montgomery, New York, Auburn, California, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, Richburg, South Carolina, Howell, New Jersey, and Atlanta, Georgia facilities, and we expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2018. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

 We have been the primary distributor to Whole Foods Market for more than eighteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 34% and 36% of our net sales for the third quarter of fiscal 2017 and 2016, respectively. For the first 39 weeks of fiscal 2017 and 2016, Whole Foods Market accounted for approximately 33% and 36% of our net sales, respectively.

In March 2016, the Company acquired certain assets of Global Organic through its wholly owned subsidiary Albert's, in a cash transaction for approximately $20.6 million. Global Organic is a distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations (many of which are independent retailers) across the Southeastern United States. Global Organic's operations have been fully integrated into the existing Albert's business in the Southeast.

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $67.8 million. Nor-Cal is a distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. Our acquisition of Nor-Cal has aided us in our efforts to expand our fresh offering, particularly with conventional produce. Nor-Cal's operations have been combined with the existing Albert's business.

In May 2016, the Company completed its acquisition of all outstanding equity securities of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products primarily throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

In August 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru in a cash transaction for approximately $10.0 million, subject to customary post-closing adjustments. Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets. Gourmet Guru's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

The ability to distribute specialty food items (including ethnic, kosher and gourmet products) has accelerated our expansion into a number of business markets and allowed us to establish immediate market share in the specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several fiscal years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. Our acquisition of Haddon has expanded our capabilities in the specialty category and has increased our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. As of April 29, 2017, our distribution capacity totaled approximately 8.7 million square feet. We have completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. We believe that as a result of the opening of our Gilroy, California distribution center, and our acquisition of Haddon, which operates distribution centers in New Jersey and South Carolina, and barring any new significant customer contracts, we are unlikely to open or commence construction on a new distribution center in the remainder of fiscal 2017.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs and for depreciation for manufacturing equipment. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities, (iii) valuing assets and liabilities acquired in business combinations, and (iv) valuing goodwill and intangible assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended			39-Week Period Ended
	April 29, 2017		April 30, 2016	April 29, 2017		April 30, 2016
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	84.5%		84.9%	84.7%		85.1%
Gross profit	15.5%		15.1%	15.3%		14.9%
Operating expenses	12.6%		12.0%	12.9%		12.3%
Restructuring and asset impairment expenses	0.2%		—%	0.1%		0.1%
Total operating expenses	12.7%	*	12.0%	12.9%	*	12.3%	*
Operating income	2.7%	*	3.1%	2.4%		2.6%
Other expense (income):
Interest expense	0.2%		0.2%	0.2%		0.2%
Interest income	0.0%		0.0%	0.0%		0.0%
Other, net	0.0%		0.0%	0.0%		0.0%
Total other expense, net	0.2%		0.2%	0.2%		0.2%
Income before income taxes	2.5%		2.9%	2.2%		2.4%
Provision for income taxes	1.0%		1.1%	0.9%		1.0%
Net income	1.5%		1.8%	1.3%		1.5%	*
* Total reflects rounding

Third Quarter of Fiscal 2017 Compared To Third Quarter of Fiscal 2016

Net Sales

Our net sales for the third quarter of fiscal 2017 increased approximately 11.1%, or $237.5 million, to $2.37 billion from $2.13 billion for the third quarter of fiscal 2016. The year-over-year quarterly increase in net sales was primarily attributable to the acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. Net sales for the quarter ended April 29, 2017 were negatively impacted by broad based food retail softness, the rationalization of business in conjunction with margin enhancement initiatives and a lack of inflation.

Our net sales by customer channels for the third quarter of fiscal 2017 and 2016 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	April 29, 2017	% of Net Sales		April 30, 2016	% of Net Sales
Supernatural chains	$799	34%		$762	36%
Independently owned natural products retailers	637	27%		594	28%
Conventional supermarkets	680	28%	*	533	25%
Other	254	11%		243	11%
Total	$2,370	100%		$2,132	100%
*Total reflects rounding

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the third quarter of fiscal 2017 increased by approximately $37 million, or 5%, as compared to the third quarter of fiscal 2016, and accounted for approximately 34% and 36% of our total net sales for the third quarter of fiscal 2017 and 2016, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $43 million, or 7%, during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and accounted for approximately 27% and 28% of our total net sales for the third quarter of fiscal 2017 and 2016, respectively. The increase in net sales in this channel is primarily attributable to net sales resulting from our acquisitions consummated in the third and fourth quarters of fiscal 2016 and first quarter of fiscal 2017 and growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the third quarter of fiscal 2017 increased by approximately $147 million, or 28%, compared to the third quarter of fiscal 2016, and represented approximately 28% and 25% of our total net sales for the third quarter of fiscal 2017 and 2016, respectively. The increase in net sales to conventional supermarkets was primarily driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, our branded product lines, and our brokerage business increased by approximately $11 million, or 5%, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and accounted for approximately 11% of our total net sales for each of the third quarters of fiscal 2017 and 2016. The increase in other net sales was primarily driven by growth in our e-commerce business and net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

As we continue to aggressively pursue new customers, expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for the remainder of fiscal 2017 to grow over net sales for the comparable period of fiscal 2016. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. Our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru have enhanced our ability to offer our customers a more comprehensive set of products than many of our competitors. We also expect that our ability to add products that Tony's and Haddon have historically sold to our selection of products in our other markets will contribute to an increase in net sales. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 13.6%, or $43.9 million, to $366.4 million for the third quarter of fiscal 2017, from $322.4 million for the third quarter of fiscal 2016. Our gross profit as a percentage of net sales was 15.46% for the third quarter of fiscal 2017 compared to 15.12% for the third quarter of fiscal 2016. The increase in gross profit as a percentage of net sales in the third quarter of fiscal 2017 was driven by acquisitions and margin improvement initiatives, partially offset by a lack of inflation and competitive pricing pressure.

In the face of various industry headwinds that could pressure our gross margin, including increased competition from self-distribution and industry consolidation, we will seek measures to reduce operating expenses as a percentage of net sales, primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform improvements. Our planned opening of a shared services center and various cost saving and efficiency initiatives are also expected to contribute to reduced expenses once these initiatives have been fully implemented. We expect that a portion of these operating expense improvements will be offset by increased levels of depreciation and amortization as a result of the significant amount of acquisitions we consummated in fiscal 2016 and the first quarter of fiscal 2017.

Operating Expenses

Our total operating expenses increased approximately 17.5%, or $45.0 million, to $301.4 million for the third quarter of fiscal 2017, from $256.4 million for the third quarter of fiscal 2016. As a percentage of net sales, total operating expenses were 12.72% for the third quarter of fiscal 2017 compared to 12.03% for the third quarter of fiscal 2016. The increase was driven by increased expenses for the acquired businesses, which generally have a higher cost to serve their customers, and associated integration costs during the quarter. Operating expenses for the third quarter of fiscal 2017 also included $3.9 million of restructuring expenses as well as an increase in health care, depreciation and amortization and stock based compensation expense, which were largely offset by leveraging fixed costs and savings in the quarter. Total operating expenses for the third quarter of fiscal 2016 included approximately $0.9 million of acquisition related costs and $1.2 million of startup costs related to the Company's Gilroy, California facility. We expect to incur additional operating expenses in the fourth quarter of fiscal 2017 as a result of the expansion of our restructuring program announced in conjunction with acquisition integration, the planned opening of the Company's shared services center, as well as other workforce reductions intended to promote cost savings.

Total operating expenses also included share-based compensation expense of $4.7 million and $3.2 million for the third quarter of fiscal 2017 and 2016, respectively. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income decreased approximately 1.6%, or $1.1 million, to $64.9 million for the third quarter of fiscal 2017, from $66.0 million for the third quarter of fiscal 2016. As a percentage of net sales, operating income was 2.74% for the third quarter of fiscal 2017 compared to 3.10% for the third quarter of fiscal 2016.

Other Expense (Income)

Other expense, net increased approximately $1.3 million to $4.6 million for the third quarter of fiscal 2017 compared to $3.3 million for the third quarter of fiscal 2016. Interest expense was $4.2 million for the third quarter of fiscal 2017 compared to $4.4 million for the third quarter of fiscal 2016. Interest income was $0.1 million and $0.5 million for the third quarter of fiscal 2017 and 2016, respectively. Other expense was $0.5 million for the third quarter of fiscal 2017, compared to $0.6 million of other income for the third quarter of fiscal 2016.

Provision for Income Taxes

Our effective income tax rate was 39.4% and 38.9% for the third quarter of fiscal 2017 and 2016, respectively. The increase in the effective income tax rate for the third quarter of fiscal 2017 was primarily due to state tax credits claimed in fiscal 2016 not available for the current fiscal year.

Net Income

Reflecting the factors described in more detail above, net income decreased $1.7 million to $36.6 million, or $0.72 per diluted share, for the third quarter of fiscal 2017, compared to $38.3 million, or $0.76 per diluted share, for the third quarter of fiscal 2016.

39-Week Period Ended April 29, 2017 Compared To 39-Week Period Ended April 30, 2016

Net Sales

Our net sales increased approximately 10.8%, or $677.0 million, to $6.9 billion for the 39-week period ended April 29, 2017, from $6.3 billion for the 39-week period ended April 30, 2016. The year-over-year increase in net sales was primarily attributable to the acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. Net sales for the 39-week period ended April 29, 2017 were negatively impacted by broad based food retail softness, the rationalization of business in conjunction with margin enhancement initiatives and a lack of inflation.
Our net sales by customer channel for the 39-week period ended April 29, 2017 and April 30, 2016 were as follows (in millions):

	Net Sales for the 39-Week Period Ended
Customer Channel	April 29, 2017	% of Net Sales		April 30, 2016	% of Net Sales
Supernatural chains	$2,326	33%	*	$2,231	36%
Independently owned natural products retailers	1,860	27%		1,710	27%
Conventional supermarket	1,998	29%		1,635	26%
Other	749	11%		680	11%
Total	$6,933	100%		$6,256	100%
*Total reflects rounding

Net sales to the supernatural chain channel for the 39-week period ended April 29, 2017 increased by approximately $95 million, or 4%, as compared to the prior fiscal year's comparable period, and accounted for approximately 33% of our total net sales for the 39-week period ended April 29, 2017 compared to 36% for the 39-week period ended April 30, 2016. The increase in net sales to Whole Foods Market is primarily due to new store openings.

Net sales to our independent retailer channel increased by approximately $150 million, or 9%, during the 39-week period ended April 29, 2017 compared to the 39-week period ended April 30, 2016, and accounted for 27% of our total net sales for each of the 39-week periods ended April 29, 2017 and April 30, 2016. The increase in net sales in this channel is primarily attributable to net sales resulting from our acquisitions consummated in the third and fourth quarters of fiscal 2016 and first quarter of fiscal 2017 and growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the 39-week period ended April 29, 2017 increased by approximately $363 million, or 22%, from the 39-week period ended April 30, 2016, and represented approximately 29% and 26% of total net sales for the 39-

week period ended April 29, 2017 and April 30, 2016, respectively. The increase in net sales to conventional supermarkets was primarily driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business increased by approximately $69 million, or 10%, during the 39-week period ended April 29, 2017 compared to the 39-week period ended April 30, 2016 and accounted for approximately 11% of total net sales for each of the 39-week periods ended April 29, 2017 and April 30, 2016. This growth is attributable to expanded sales to our new and existing foodservice partners and our e-commerce business and net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.

Cost of Sales and Gross Profit

Our gross profit increased approximately 13.5%, or $126.4 million, to $1.1 billion for the 39-week period ended April 29, 2017, from $933.9 million for the 39-week period ended April 30, 2016. Our gross profit as a percentage of net sales increased to 15.29% for the 39-week period ended April 29, 2017 compared to 14.93% for the 39-week period ended April 30, 2016. The increase in gross profit as a percentage of net sales in fiscal 2017 is primarily due to the favorable impact of acquisitions and margin improvement initiatives, partially offset by a lack of inflation and competitive pricing pressure.

Operating Expenses

Our total operating expenses increased approximately 16.0%, or $123.5 million, to $895.8 million for the 39-week period ended April 29, 2017, from $772.3 million for the 39-week period ended April 30, 2016. As a percentage of net sales, total operating expenses increased to approximately 12.92% for the 39-week period ended April 29, 2017, from approximately 12.34% for the 39-week period ended April 30, 2016. The increase was primarily attributable to the acquired businesses, which generally have a higher cost to serve their customers. Additionally, the increase was driven by increased depreciation and amortization and stock based compensation expense. The increase in total operating expenses was partially offset by savings, leveraging fixed costs, and costs incurred during the 39-week period ended April 30, 2016 that did not recur in fiscal 2017, including $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016, $1.9 million of acquisition related costs and $2.5 million of startup costs related to the Company's Gilroy, California facility. Total operating expenses for the 39-week periods ended April 29, 2017 and April 30, 2016 also included $3.9 million and $4.8 million in restructuring and asset impairment expense, respectively. We expect to incur additional operating expenses in the fourth quarter of fiscal 2017 as a result of the expansion of our restructuring program announced in conjunction with acquisition integration, the planned opening of the Company's shared services center, as well as other workforce reductions intended to promote cost savings.

Total operating expenses for the 39-week period ended April 29, 2017 include share-based compensation expense of $18.7 million, compared to $12.7 million in the 39-week period ended April 30, 2016. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team. We expect share-based compensation expense in fiscal 2017 will exceed share-based compensation expense in fiscal 2016.

Operating Income

Reflecting the factors described above, operating income increased approximately 1.8%, or $2.9 million, to $164.6 million for the 39-week period ended April 29, 2017, from $161.6 million for the 39-week period ended April 30, 2016. As a percentage of net sales, operating income was 2.37% for the 39-week period ended April 29, 2017 as compared to 2.58% for the 39-week period ended April 30, 2016.

Other Expense (Income)

Other expense, net was $13.7 million and $11.1 million for the 39-week periods ended April 29, 2017 and April 30, 2016, respectively. Interest expense was $13.2 million for the 39-week period ended April 29, 2017 compared to $11.7 million for the 39-week period ended April 30, 2016. The increase in interest expense was primarily due to additional borrowings for acquisitions made in the second half of fiscal 2016. Interest income was $0.3 million for the 39-week period ended April 29, 2017 compared to $1.0 million for the 39-week period ended April 30, 2016. Other expense was $0.8 million for the 39-week period ended April 29, 2017 compared to $0.4 million for the 39-week period ended April 30, 2016.

Provision for Income Taxes

Our effective income tax rate was 39.5% for each of the 39-week periods ended April 29, 2017 and April 30, 2016.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $0.2 million to $91.3 million, or $1.80 per diluted share, for the 39-week period ended April 29, 2017, compared to $91.1 million, or $1.81 per diluted share, for the 39-week period ended April 30, 2016.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We intend to continue to utilize cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.5% to 0.6% of net sales for fiscal 2017 reflecting flat to a slight increase over fiscal 2016 levels and a decrease over levels experienced in fiscal 2015. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for the remainder of fiscal 2017 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity issuances, long-term debt or borrowings under our amended and restated revolving credit facility.

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

The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrued interest, at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After this period, the interest on the U.S. borrowings is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrued interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After this period, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.

As of April 29, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $5.9 million of reserves, was $882.9 million. As of April 29, 2017, the Company had $304.2 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $35.8 million in letter of credit commitments which reduced the Company's available borrowing capacity under the facility on a dollar for dollar basis. The Company's resulting remaining availability was $542.9 million as of April 29, 2017.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the third quarter of fiscal 2017.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of April 29, 2017, the Company was in compliance with the financial covenants of the Term Loan Agreement.

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has a notional amount of $125.0 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $125.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

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

On June 24, 2016, the Company entered into two additional pay fixed and receive floating interest rate swap agreements to effectively fix the underlying variable rate debt on the Company’s amended and restated revolving credit facility. The first agreement has an effective date of July 24, 2016 and expires in June of 2019. This interest rate swap agreement has a notional principal amount of $50.0 million and provides for the Company to pay interest for a three year period at a fixed annual rate of 0.7265% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $50.0 million notional amount. The second agreement has an effective date of July 24, 2016 and expires concurrent with the scheduled maturity of our amended and restated revolving credit facility in April of 2021. This interest rate swap agreement has a notional principal amount of $25.0 million and provides for the Company to pay interest for a five year period at a fixed rate of 0.926% while receiving interest for the same period at one-month LIBOR on the same notional principal amount. This swap, in conjunction with the amended and restated revolving credit facility, effectively fixes the interest rate on the $25.0 million notional amount.

Net cash provided by operations was $163.1 million for the 39-week period ended April 29, 2017; a decrease of $42.5 million from the $205.6 million provided by operations for the 39-week period ended April 30, 2016. The primary reasons for the net cash provided by operations for the 39-week period ended April 29, 2017 were net income of $91.3 million, an increase in accounts payable of $79.0 million, depreciation and amortization of $63.9 million, and share-based compensation expense of $18.7 million, offset by an increase in accounts receivable of $61.8 million due to the timing of collections, an increase in inventories of $19.8 million, an increase in prepaid expenses and other assets of $9.1 million and a decrease in accrued expenses and other liabilities of $6.8 million.

The primary reasons for the net cash provided by operations for the 39-week period ended April 30, 2016 were net income of $91.1 million, depreciation and amortization of $51.0 million, an increase in accounts payable of $31.9 million, and share-based compensation expense of $12.7 million.

Days in inventory improved to 46 days as of April 29, 2017 from 49 days at July 30, 2016. Days sales outstanding was 20 days as of April 29, 2017 and July 30, 2016. Working capital decreased by $7.3 million, or 0.7%, from $991.5 million at July 30, 2016 to $984.1 million at April 29, 2017.

Net cash used in investing activities decreased $67.0 million to $51.2 million for the 39-week period ended April 29, 2017, compared to $118.2 million for the 39-week period ended April 30, 2016. This change was primarily due to a decrease in cash paid for acquisitions in the 39-week period ended April 29, 2017 compared to the 39-week period ended April 30, 2016, offset by an increase in capital spending of $10.9 million.

Net cash used in financing activities was $114.2 million for the 39-week period ended April 29, 2017. The net cash used in financing activities was primarily due to gross repayments on our amended and restated revolving credit facility and long term debt of $276.4 million and $8.5 million, respectively, offset by borrowings on our amended and restated revolving credit facility of $154.4 million and increases in checks outstanding in excess of deposits of $19.1 million. Net cash used in financing activities was $84.8 million for the 39-week period ended April 30, 2016, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $471.7 million and $8.3 million, respectively, offset by gross borrowings under our amended and restated revolving credit facility of $375.2 million and increases in checks outstanding in excess of deposits of $21.8 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of April 29, 2017, we had not entered into any such agreements. As of April 30, 2016, we had entered into agreements which required us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualified and were accounted for using the “normal purchase” exception under Accounting Standards Codification 815, Derivatives and Hedging, as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 8, 2017