Form 10-K
period 2017-07-29
UNITED NATURAL FOODS INC
filed 2017-09-26
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer X	Accelerated Filer __
Non-accelerated Filer __ (Do not check if a smaller reporting company)	Smaller Reporting Company __
Emerging growth company __
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
The aggregate market value of the common stock held by non-affiliates of the registrant was $2,330,251,353 based upon the closing price of the registrant's common stock on the Nasdaq Global Select Market® on January 27, 2017. The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 14, 2017 was 50,623,646.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 2017 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions which have expanded our distribution network, product selection and customer base. Since fiscal 2007, our net sales have increased at a compounded annual growth rate of 12.9%. In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share through our high-quality service and broader product selection, including specialty products, the acquisition of, or merger with, natural, organic, conventional produce and specialty product distributors; our efforts to increase the number of conventional supermarket customers to whom we distribute products; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have broadened our geographic penetration, expanded our customer base, enhanced and diversified our product selection and increased our market share.
Acquisitions

In July 2014, we completed the acquisition of all of the outstanding capital stock of Tony's, through our wholly-owned subsidiary UNFI West, Inc. ("UNFI West"). With the completion of the transaction, Tony's became a wholly-owned subsidiary and continues to operate as Tony's Fine Foods. Tony's is headquartered in West Sacramento, California and is a leading distributor of perishable food products, including a wide array of specialty protein, cheese, deli, food service and bakery goods to retail and specialty grocers, food service customers and other distribution companies principally located throughout the Western United States, as well as Alaska and Hawaii.

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
In March 2016, the Company acquired certain assets of Global Organic/Specialty Source, Inc. and related affiliates (collectively "Global Organic") through our wholly owned subsidiary Albert's Organics, Inc. ("Albert's"), in a cash transaction for approximately $20.6 million. Global Organic is a distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations (many of which are independent retailers) across the Southeastern United States. Global Organic's operations have been fully integrated into the existing Albert's business in the Southeastern United States.

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $67.8 million. Nor-Cal is a distributor of conventional and organic produce and other fresh products primarily to independent retailers in Northern California, with primary operations located in West Sacramento, California. Our acquisition of Nor-Cal has aided in our efforts to expand our fresh offering, particularly with conventional produce. Nor-Cal's operations have been combined with the existing Albert's business.

In May 2016, the Company completed its acquisition of all of the outstanding equity securities of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

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
The ability to distribute specialty food items (including ethnic, kosher and gourmet products) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food items into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several fiscal years we have been awarded new business with a number of conventional supermarkets. We believe our acquisition of Haddon has expanded our capabilities in the specialty category and we have expanded our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that the distribution of these products enhanced our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
Our Industry
The natural products industry encompasses a wide range of products including organic and non-organic foods, nutritional, herbal and sports supplements, toiletries and personal care items, naturally-based cosmetics, natural/homeopathic medicines, pet products and cleaning agents. According to The Natural Foods Merchandiser, a leading natural products industry trade publication, sales for all types of natural products were $140.9 billion in calendar 2016, representing growth of $9.7 billion or approximately 7.4% from calendar 2015. According to The Specialty Food Association, a leading specialty food industry trade publication, sales in calendar 2016 were $127.0 billion, representing growth of 15.0% from calendar 2014. We believe the growth of the natural and specialty products industries is a result of the increasing demand by consumers for a healthy lifestyle, food safety and environmental sustainability.
Our Operating Structure
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States, which includes our recent acquisitions of Haddon and Gourmet Guru;

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States;

◦
Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, which includes the operations of Global Organic and Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

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

Wholesale Division
In August 2016, we launched an initiative to reorganize our sales structure in the United States. This new structure is regional and our broadline distribution business is now organized into three sales regions— our Atlantic Region, Central Region and Pacific Region. We believe this initiative has brought our teams closer to retail operators and has contributed to us providing an exemplary level of customer experience. Each region has a president responsible for all our products and services within the territory, including fresh, grocery, wellness, e-commerce, food services, and ethnic gourmet. Territory managers in these regions now sell across our complete lines of products. This change brings us to our customers more frequently with all of our service offerings and we anticipate identifying and taking advantage of sales opportunities that result from our customers having a single point of contact for all of our products and services. As of our 2017 fiscal year end, our Atlantic Region operated ten distribution centers, which provided approximately 3.4 million square feet of warehouse space, our Central Region operated six distribution centers, which provided approximately 2.2 million square feet of warehouse space, and our Pacific Region operated twelve distribution centers, which provided approximately 2.8 million square feet of warehouse space.
Tony's operates out of four distribution centers strategically located on the West coast in California and Washington, providing approximately 0.5 million square feet of warehouse space. In addition to the four Tony's facilities, the Company distributes Tony's perishable products from certain of its other broadline distribution centers, including our Aurora, Colorado facility.
Albert's operates out of four distribution centers strategically located throughout the United States, providing approximately 0.2 million square feet of warehouse space.
UNFI Canada distributes natural, organic and specialty products in all of our product categories to all of our customers in Canada. As of our 2017 fiscal year end, UNFI Canada operated four distribution centers, which provided approximately 0.3 million square feet of warehouse space.
Through Select Nutrition, we distribute more than 14,000 health and beauty aids, vitamins, minerals and supplements from distribution centers in Pennsylvania and California.
Certain of our distribution centers are shared by multiple operations within our wholesale division.
Retail Division
We operate twelve natural products retail stores within the United States, located primarily in Florida (with one location in each of Maryland, Massachusetts and Rhode Island), through our subsidiary doing business as Earth Origins Market ("Earth Origins"). We believe that our retail business serves as a natural complement to our distribution business because it enables us to develop new marketing programs and improve customer service. We believe our natural products retail stores have a number of advantages over their competitors, including our financial strength and marketing expertise, the purchasing power resulting from group purchasing by stores within Earth Origins and the breadth of our product selection.
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

Manufacturing and Branded Products Divisions
Our subsidiary doing business as Woodstock Farms Manufacturing specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections for our customers and in branded products of our own. Woodstock Farms Manufacturing sells items manufactured in bulk and through private label packaging arrangements with large health food, supermarket and convenience store chains and independent owners.
We operate an organic (USDA and QAI) and kosher (Circle K) certified packaging, roasting, and processing facility in New Jersey that is SQF (Safety Quality Food) level 2 certified.
Our Blue Marble Brands portfolio is a collection of 18 organic, natural and specialty food brands representing more than 900 unique products, which includes six specialty food brands representing 300 unique products obtained through our acquisition of Haddon. We have a dedicated team of marketing, supply chain and sales professionals that have a passion to energize our retail partners and provide consumers with affordable Non-GMO foods. Our unique Blue Marble Brands products are sold through our wholesale division, third-party distributors and directly to retailers. Our Field Day® brand is primarily sold to customers in our independent natural products retailer channel ("independent retailers"), and is meant to serve as a private label brand for independent retailers to allow them to compete with conventional supermarkets and supernatural chains which often have their own private label store brands.
Our Competitive Strengths
We believe we distinguish ourselves from our competitors through the following strengths:
We are a market leader with a nationwide presence in the United States and Canada.
We believe that we are the largest distributor of natural, organic and specialty foods and non-food products by sales in the United States and Canada, and one of the few distributors capable of meeting the natural, organic and specialty product needs of regional and local independent retailer customers, conventional supermarket chains, and our supernatural chain customer. The acquisition of the Haddon facility in Howell Township, New Jersey, has provided additional space to serve the growing New York City metropolitan market. The addition of this facility has allowed our other facilities to be deployed to further penetrate our Northeastern, Mid-Atlantic and Southeastern markets. Also aiding in the Southeast is the acquisition of Haddon's facility in Richburg, South Carolina, which further increased our capacity in the Southeastern United States. We believe the opening of our facilities in Prescott, Wisconsin in April 2015, and Gilroy, California in February 2016, have allowed us to serve the markets in and around Twin Cities, Minnesota, and California, respectively, with greater operational efficiencies. We believe that our network of thirty-three distribution centers (including four in Canada) creates significant advantages over smaller national and regional distributors. Our presence across the United States and Canada in many instances positions us to have locations closer to our customers than our competitors, offer marketing and customer service programs across regions, offer a broader product selection and provide operational excellence with high service levels and same day or next day on-time deliveries.
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
Throughout the 41 years of our and our predecessors' operations, we have developed long-standing customer relationships, which we believe are among the strongest in our industry. We believe a key driver of our strong customer loyalty is our superior service levels, which include accurate fulfillment of orders, timely product delivery, competitive prices and a high level of product marketing support. Our average broadline distribution in-stock service level for fiscal 2017, measured as the percentage of items ordered by customers that are delivered by the requested delivery date (excluding manufacturer out-of-stocks and discontinued items), was approximately 98%. We believe that our high distribution service levels are attributable to our experienced inventory planning and replenishment department and sophisticated warehousing, inventory control and distribution systems. Furthermore, we offer next-day delivery service to a majority of our active customers and offer multiple deliveries each week to our largest customers, which we believe differentiates us from many of our competitors.
We have an experienced, motivated management team.
Our management team has extensive experience in the retail and distribution business, including the natural, organic and specialty product industries. On average, each of our ten executive officers has over twenty-eight years of experience in the retail, natural products or food distribution industry. Furthermore, a significant portion of our management-level employees' compensation is equity based or performance based, and, therefore management is incentivized to generate continued strong operating results in the future.
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
Beginning with our acquisition of Tony's in July 2014, our strategy shifted to focus more heavily on the growing market of perishable food products and our "building out the store" strategy, which focuses on delivering more products sold in the perimeter of our customers' stores. Our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru continue this current strategy, with the addition of gourmet ethnic products and conventional produce. Our strategic plan also includes the roll-out of new technology including a national warehouse management and procurement system and transportation management system upgrade. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses to offset the lower gross margins we expect with increased sales to the conventional supermarket and supernatural channels and from sales of our fresh perishable products, some of which can sell for a lower gross margin than our other natural, organic and specialty products.
To implement our growth strategy, we intend to continue increasing our market share of the growing natural and organic products industry by expanding our customer base, increasing our share of existing customers' business and continuing to expand and further penetrate new distribution territories. We have expanded our presence within the specialty industry by offering new and existing customers a single wholesale distributor capable of meeting their specialty and natural and organic product needs on a national or regional basis. Key elements of our strategy include:
Expanding Our Customer Base
As of July 29, 2017, we served more than 43,000 customer locations primarily in the United States and Canada. We believe that our new sales reorganization initiative launched in fiscal 2017 will bring our teams closer to retail operators as region presidents are now responsible for all our products and services and territory managers are now able to sell across our product lines, providing an exemplary customer experience. We plan to expand our coverage of the natural and organic and specialty products industry by cultivating new customer relationships within the industry and by further developing our existing channels of distribution, such as independent natural products retailers, conventional supermarkets, mass market outlets, institutional foodservice providers, buying clubs, restaurants and gourmet stores. With the coordinated distribution of our specialty products with our natural and organic products, including our increased array of specialty protein, cheese, deli, food service and bakery offerings as a result of our acquisition of Tony's and gourmet ethnic products as a result of our acquisition of Haddon, we believe that we have the opportunity to increase the products we sell to existing customers and continue gaining market share in the conventional supermarket channel as the result of our ability to offer an integrated and efficient distribution solution for our customers. In recent years, we have gained new business from a number of conventional supermarket customers, including Harris Teeter and Wegmans, partially as a result of our complementary product selection and acquisitions.
Increasing Our Market Share of Existing Customers' Business

We believe that we are the primary distributor of natural and organic products to the majority of our natural products customer base, including to Whole Foods Market, Inc. ("Whole Foods Market"), our largest customer. We seek to maintain our position as the primary supplier for a majority of our customers, and to add to the number of customers for which we serve as primary supplier, by offering the broadest product selection in our industry at competitive prices. We believe our new sales reorganization initiative will help strengthen our relationships with new and existing customers and drive more customer touch points, demonstrating our range. With the expansion of fresh, perishable and specialty product offerings, including proteins, cheeses and deli items as a result of the Tony's acquisition, and ethnic and gourmet items as a result of the Haddon acquisition, we believe that we have the ability to further meet our existing customers' needs for specialty foods and non-food products, representing an opportunity to continue to grow within the conventional supermarket, supernatural and independent channels.
Continuing to Improve the Efficiency of Our Nationwide Distribution Network
We have invested significant capital in our distribution network and infrastructure over the past five fiscal years. In fiscal 2016, we completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. Based on our current operations and customers, we believe that we are unlikely to open or commence construction on a new distribution center in the next twelve months.
We will strive to continue to maintain our focus on realizing efficiencies and economies of scale in purchasing, warehousing, transportation and general and administrative functions, which, combined with transportation expense savings and incremental fixed cost leverage, should lead to continued improvements in our operating performance.
Expanding into Other Distribution Channels and Geographic Markets
We believe that we will be successful in continuing to expand into the foodservice and e-commerce channels and we will continue to seek to develop regional relationships and alliances with companies in the foodservice channel. Additionally, we will seek to further develop our presence outside of the United States and Canada through our relationships with brokers primarily in Asia and the Caribbean and seek other alliances in these regions. Within the e-commerce channel, we intend to continue to partner with existing customers and others to expand our offerings to primary and secondary e-commerce customers. We also plan to offer customers within our independent and conventional supermarket channels extended aisle assortment capabilities and expand our ability to sell products to customers that might not have the purchasing volumes to be serviced in a traditional manner.
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
Continuing to Provide the Leading Distribution Solution
We believe that we provide a leading distribution solution to the natural, organic and specialty products industry through our national presence, regional preferences, focus on customer service and breadth of product offerings. Our service levels, which we believe to be the highest in our industry, are attributable to our experienced inventory planning and replenishment department and our sophisticated warehousing, inventory control and distribution systems. See "Our Focus on Technology" below for more information regarding our use of technology in our warehousing, inventory control and distribution systems.
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
Our Customers
We serve more than 43,000 customer locations primarily located across the United States and Canada which we classify into the following channels:

•	supernatural chains, which consist of chain accounts that are national in scope and carry greater than 90% natural products, and at this time currently consists solely of Whole Foods Market;

•
conventional supermarkets, which include accounts that also carry conventional products, and at this time currently include chain accounts, supermarket independents, and gourmet and ethnic specialty stores;

•
independently owned natural products retailers, which include single store and chain accounts (excluding supernatural chains, as defined above), which carry more than 90% natural products and buying clubs of consumer groups joined to buy products; and

•	other, which includes foodservice, e-commerce and international customers outside of Canada.
We maintain long-standing customer relationships with independently-owned natural products retailers, supernatural chains and supermarket chains. In addition, we emphasize our relationships with new customers, such as conventional supermarkets, mass market outlets and gourmet stores, which are continually increasing their natural product offerings. The following were included among our wholesale customers for fiscal 2017:

•	Whole Foods Market, the largest supernatural chain in the United States and Canada; and

•
Other customers, including Natural Grocers, Wegmans, Kroger, Earth Fare, Sprouts Farmers Market, Giant-Carlisle, Stop & Shop, Giant-Landover, Giant Eagle, Hannaford, Harris Teeter, The Fresh Market, Market Basket, Shop-Rite, Publix, Raley's, Lucky's, and Loblaws.

We have been the primary distributor to Whole Foods Market for more than nineteen years. Under the terms of our agreement with Whole Foods Market, we serve as the primary distributor to Whole Foods Market in all of its regions in the United States. Our agreement with Whole Foods Market expires on September 28, 2025. Whole Foods Market is our only customer that represented more than 10% of total net sales in fiscal 2017, and accounted for approximately 33% of our net sales.
During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. The following table lists the percentage of net sales by customer type for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015:

	Percentage of Net Sales
Customer Type	2017	2016	2015
Supernatural chains	33%	35%	34%
Conventional supermarkets and mass market chains	30%	27%	29%
Independently owned natural products retailers	26%	27%	27%
Other	11%	11%	10%
We distribute natural, organic and specialty foods and non-food products to customers located in the United States and Canada, as well as to customers located in other foreign countries. Our total international net sales, including those by UNFI Canada, represented approximately four percent of our net sales in fiscal 2017, fiscal 2016 and fiscal 2015. We believe that our sales outside the United States, as a percentage of our total sales, will expand as we seek to continue to grow our Canadian operations and our foodservice and e-commerce businesses, both of which include customers based outside of the United States.
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
Our Products
Our extensive selection of high-quality natural, organic and specialty foods and non-food products enables us to provide a primary source of supply to a diverse base of customers whose product needs vary significantly. We offer more than 110,000 high-quality natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and foodservice products and personal care items. Our branded product lines address certain needs of our customers, including providing a lower-cost label known as Field Day®.
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
Our Suppliers
We purchase our products from more than 9,000 suppliers. The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. We believe suppliers of natural and organic products seek to distribute their products through us because we provide access to a large customer base across the United States and Canada, distribute the majority of the suppliers' products and offer a wide variety of marketing programs to our customers to help sell the suppliers' products. Substantially all product categories that we distribute are available from a number of suppliers and, therefore, we are not dependent on any single source of supply for any product category. In addition, although we have exclusive distribution arrangements and vendor support programs with several suppliers, none of our suppliers account for more than 5% of our total purchases in fiscal 2017.
We have positioned ourselves as one of the largest purchasers of organically grown bulk products in the natural and organic products industry by centralizing our purchase of nuts, seeds, grains, flours and dried foods. As a result, we are able to negotiate purchases from suppliers on the basis of volume and other considerations that may include discounted pricing or prompt payment discounts. Furthermore, some of our purchase arrangements include the right of return to the supplier with respect to products that we do not sell in a certain period of time. As described under "Our Products" above, each region is responsible for placing its own orders and can select the products that it believes will most appeal to its customers, although each region is able to participate in our company-wide purchasing programs. Our outstanding commitments for the purchase of inventory were approximately $16.3 million as of July 29, 2017.
Our Distribution System
We have carefully chosen the sites for our distribution centers to provide direct access to our regional markets. This proximity allows us to reduce our transportation costs relative to those of our competitors that seek to service these customers from locations that are often several hundred miles away. We believe that we incur lower inbound freight expense than our regional competitors because our scale allows us to buy full and partial truckloads of products. Products are delivered to our distribution centers primarily by our fleet of leased trucks, contract carriers and the suppliers themselves. When financially advantageous, we backhaul between vendors or satellite, staging facilities and our distribution centers using our own trucks. Additionally, we generally can redistribute overstocks and inventory imbalances between our distribution centers if needed, which helps to reduce out of stocks and to sell perishable products prior to their expiration date.
The majority of our trucks are leased from a variety of national banks and are maintained by third party national leasing companies such as Ryder Truck Leasing and Penske Truck Leasing, which in some cases maintain facilities on our premises for the maintenance and service of these vehicles.
We ship certain orders for supplements or for items that are destined for areas outside of regular delivery routes through United States Postal Service, the United Parcel Service and other independent carriers. Deliveries to areas outside the continental United States and Canada are typically shipped by ocean-going containers on a weekly basis.
Our Focus on Technology
We have made significant investments in distribution, financial, information and warehouse management systems. We continually evaluate and upgrade our management information systems at our regional operations in an effort to make the systems more efficient, cost-effective and responsive to customer needs. These systems include functionality in radio frequency inventory control, pick-to-voice systems, pick-to-light systems, computer-assisted order processing and slot locater/retrieval assignment systems. At most of our receiving docks, warehouse associates attach computer-generated, preprinted locater tags to inbound products. These tags contain the expiration date, locations, quantity, lot number and other information about the products in bar code format. Customer returns are processed by scanning the UPC bar codes. We also employ a management information system that enables us to lower our inbound transportation costs by making optimum use of our own fleet of trucks or by consolidating deliveries into full truckloads. Orders from multiple suppliers and multiple distribution centers are consolidated into single truckloads for efficient use of available vehicle capacity and return-haul trips. In addition, we utilize route efficiency software that assists us in developing the most efficient routes for our outbound trucks. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). WMS supports our effort to integrate and nationalize processes across the organization. We have successfully implemented the WMS system at fourteen of our facilities, most recently in Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, Richburg, South Carolina, Howell, New Jersey, and Atlanta, Georgia. We expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2019.
Intellectual Property
We do not own or have the right to use any patent, trademark, trade name, license, franchise, or concession the loss of which would have a material adverse effect on our results of operations or financial condition.
Competition
Our largest competition comes from direct distribution, whereby a customer reaches a product volume level that justifies distribution directly from the manufacturer in order to obtain a lower price. Our major wholesale distribution competitor in both the United States and Canada is KeHE Distributors, LLC ("Kehe"). In addition to its natural and organic products, Kehe distributes specialty food products and markets its own private label program. Kehe's subsidiary, Tree of Life, has also earned QAI certification. We also compete in the United States and Canada with numerous smaller regional and local distributors of natural, organic, ethnic, kosher, gourmet and other specialty foods that focus on niche or regional markets, and with national, regional and local distributors of conventional groceries who have significantly expanded their natural and organic product offerings in recent years and companies that distribute to their own retail facilities. Our customers also compete with online retailers and distributors of natural and organic products that seek to sell products directly to customers.
We believe that distributors in the natural and specialty products industries primarily compete on distribution service levels, product quality, depth of inventory selection, price and quality of customer service. We believe that we currently compete effectively with respect to each of these factors.
Our natural products retail stores compete against other natural products outlets, supernatural chains, conventional supermarkets, specialty stores and online retailers and distributors. We believe that retailers of natural products compete principally on product quality and selection, price, customer service, knowledge of personnel and convenience of location. We believe that we currently compete effectively with respect to each of these factors.
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
Employees
As of July 29, 2017 we had approximately 9,700 full and part-time employees, 595 of whom (approximately 6.1%) are covered by collective bargaining agreements at our Moreno Valley, California, Dayville, Connecticut, West Sacramento, California, Auburn, Washington, Iowa City, Iowa and Concord, Ontario facilities. These agreements expire in March 2019, July 2019, March 2020, February 2021, July 2021, and February 2022, respectively. In addition, the employees at our Edison, New Jersey facility continue to be covered by a collective bargaining agreement that expired in June, 2017 while we negotiate a new collective bargaining agreement at this facility. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.
As of August 1, 2017, our drivers in our Hudson Valley, New York facility are covered by a collective bargaining agreement, expiring in July 2020.
In August 2017, the National Labor Relations Board certified the election results of our transportation employees in Moreno Valley, California to be represented by the Teamsters union. We are in the process of negotiating a collective bargaining agreement with these employees.
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
Whole Foods Market accounted for approximately 33% of our net sales in fiscal 2017. We serve as the primary distributor of natural, organic and specialty non-perishable products, and also distribute certain specialty protein, cheese, and deli items to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement which expires on September 28, 2025. Our ability to maintain a close mutually beneficial relationship with Whole Foods Market, which was acquired by Amazon.com, Inc. in August 2017, is an important element to our continued growth.
The loss or cancellation of business from Whole Foods Market, including from increased distribution to their own facilities, closures of their stores, reductions in the amount of products that Whole Food Market sells to its customers, or our failure to comply with the terms of our distribution agreement with Whole Foods Market could materially and adversely affect our business, financial condition or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers or diverts purchases from us beyond minimum amounts it is required to purchase under our distribution agreement, our business, financial condition or results of operations may be materially and adversely affected.
In addition to our dependence on Whole Foods Market, we are also dependent upon sales to our conventional supermarket customers. Net sales to these customers accounted for approximately 30% of our total net sales in fiscal 2017. To the extent that customers in this group make decisions to utilize alternative sources of products, whether other distributors or through self distribution, our business, financial condition or results of operations may be materially and adversely affected.
Our operations are sensitive to economic downturns.
The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute, particularly our specialty products, may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic, which we refer to as conventional, alternatives, given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.
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
We may have contracts with certain of our customers (as is the case with many of our conventional supermarket customers and our supernatural chain customer) that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum amount of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration at least historical purchase levels, it may have a material adverse effect on our business, financial condition or results of operations, including additional operational expenses to transition out of the business or to adjust our staffing levels to account for the reduction in net sales.

We have significant competition from a variety of sources.
We operate in competitive markets and our future success will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural chain and conventional supermarket channels, is highly competitive and we may market our services to a particular customer over a long period of time before we are invited to bid. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with us and many conventional supermarket chains have increased self-distribution of particular items that we sell or have increased their purchases of particular items that we sell directly from suppliers. New competitors are also entering our markets as barriers to entry for new competitors are relatively low. For instance, more natural and organic products are being sold in convenience stores and other big box retailers than was the case a few years ago and many of these customers are being serviced by conventional distributors or are self-distributing. Some of the mass market grocery distributors with whom we compete may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We also face indirect competition as a result of the fact that our customers with physical locations face competition from online retailers and distributors that seek to sell certain of the type of products we sell to our customers directly to consumers. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.
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
In our attempt to reduce operating expenses and increase operating efficiencies, we have aggressively invested in the development and implementation of new information technology. Based on our currently anticipated timeline, we expect to complete the roll-out of our warehouse management system and transportation management system within our existing U.S. broadline facilities by the end of fiscal 2019. While we currently believe this timeline will be met, we may not be able to implement these technological changes in the time frame that we have planned and delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our current plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers) which may have a material adverse effect on our business, financial condition or results of operations.
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
In connection with acquisitions of businesses in the future, if any, we may decide to consolidate the operations of any acquired businesses with our existing operations or make other changes with respect to the acquired businesses, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation and amortization attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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
The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by our inability to retain existing customers, make acquisitions, successfully integrate acquired entities or significant new customers, implement information systems initiatives, acquire or timely construct new distribution centers or expand our existing distribution centers, or adequately manage our personnel. Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, if we add additional facilities, expand existing operations or facilities, or fail to retain existing business, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations, including as a result of incurring additional operating costs for these facilities before demand for products to be supplied from these facilities rises to a sufficient level. We cannot assure you that we will be able to successfully expand our existing distribution centers or open new distribution centers in new or existing markets if needed to accommodate or facilitate growth. Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems, including our warehouse management systems, on a timely basis and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.
Increased fuel costs may adversely affect our results of operations.
Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into heating oil derivative contracts to hedge a portion of our projected diesel fuel requirements. Heating crude oil prices have a highly correlated relationship to diesel fuel prices, making these derivatives effective in offsetting changes in the cost of diesel fuel. We are not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding heating oil derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of July 29, 2017, we had no forward diesel fuel commitments. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.
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
Conditions beyond our control can interrupt our supplies and alter our product costs.
The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As demand for natural and organic products has increased and the distribution channels into which these products are sold have expanded, we have continued to experience higher levels of manufacturer out-of-stocks causing us to incur higher operating expenses as we moved products around our distribution facilities as we sought to keep our service level high, and we cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain vendor products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony's. For example, until the last two years, weather patterns had resulted in lower than normal levels of precipitation in key agricultural states such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Conversely, in years where rainfall levels are abundant product costs, particularly in our perishable and produce businesses, may decline and the results of this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could mean that we could not fulfill our obligations to customers, and customers may turn to other distributors. In that case, our financial condition, results of operations and business could be materially and adversely affected.
Changes in relationships with our vendors may adversely affect our profitability.
We cooperatively engage in a variety of promotional programs with our vendors. We manage these programs to maintain or improve our margins and increase sales. A reduction or change in promotional spending by our vendors (including as a result of increased demand for natural and organic products) could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us.
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
We face an inherent risk of exposure to product liability claims if the products we manufacture or sell cause injury or illness. In addition, meat, seafood, cheese, poultry and other products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and as a result, there is a risk that they, as a result of food processing, could be present in the meat and poultry products we distribute. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products manufactured or sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.
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
Refer to "Employees" in "Item 1. Business" for detail about our employees covered by collective bargaining agreements. If we are not able to renew these agreements or are required to make significant changes to these agreements, our relationship with these employees may become fractured or we may incur additional expenses which could have a material adverse effect on our business, financial condition, or results of operations. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.
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
In August 2017, the National Labor Relations Board certified the election results of our transportation employees in Moreno Valley, California to be represented by the Teamsters union. We are in the process of negotiating a collective bargaining agreement with these employees. The terms of this agreement could cause our expenses at this facility to increase, negatively impacting the results of operations at this facility.
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

•	the addition or loss of significant customers or significant events affecting our significant customers;

•	changes in general conditions in the economy, the financial markets or the organic or natural food and non-food product distribution industries;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of food products;

•	natural disasters, severe weather conditions or other developments affecting us or our competitors;

•	publication of research reports about us, the benefits of organic and natural products, or the organic or natural food and non-food product distribution industries generally;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	actions by institutional stockholders; and

•	speculation in the press or investment community.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We maintained thirty-three distribution centers at July 29, 2017 which were utilized by our wholesale segment. These facilities, including offsite storage space, consisted of an aggregate of approximately 8.7 million square feet of storage space, which we believe represents the largest capacity of any distributor within the United States that is principally engaged in the distribution of natural, organic and specialty products.
Set forth below for each of our distribution centers is its location and the expiration of leases as of July 29, 2017 for those distribution centers that we do not own.

Location	Lease Expiration
Atlanta, Georgia*	Owned
Auburn, California*	Owned
Auburn, Washington	August 2019
Aurora, Colorado	October 2033
Burnaby, British Columbia	December 2022
Charlotte, North Carolina	September 2019
Chesterfield, New Hampshire*	Owned
Dayville, Connecticut*	Owned
Gilroy, California	Owned
Greenwood, Indiana*	Owned
Howell Township, New Jersey	Owned
Hudson Valley, New York*	Owned
Iowa City, Iowa*	Owned
Lancaster, Texas	July 2020
Logan Township, New Jersey	March 2028
Montreal, Quebec	July 2022
Moreno Valley, California	July 2018
Philadelphia, Pennsylvania	January 2020
Prescott, Wisconsin	Owned
Racine, Wisconsin*	Owned
Richburg, South Carolina	Owned
Richmond, British Columbia	August 2022
Ridgefield, Washington	September 2019
Ridgefield, Washington*	Owned
Rocklin, California*	Owned
Sarasota, Florida	July 2022
Truckee, California	August 2020
Vaughan, Ontario	November 2021
Vernon, California*	Owned
West Sacramento, California	Owned
West Sacramento, California	Owned
York, Pennsylvania	May 2020
Yuba City, California	September 2021
*The properties noted above are mortgaged under and encumbered by our Term Loan Agreement initially entered into on August 14, 2014.

We lease facilities to operate twelve natural products retail stores through our retail division, Earth Origins, in Florida, Maryland, Massachusetts and Rhode Island, each with various lease expiration dates. As of the end of our 2016 fiscal year, we decided to close two of these locations, one in Maryland and one in Florida, and we closed these stores during the first quarter of fiscal 2017. We also lease a processing and manufacturing facility in Edison, New Jersey for our manufacturing and branded products division with a lease expiration date of July 31, 2023.
We lease office space in Pleasanton, California, San Francisco, California, Santa Cruz, California, Chesterfield, New Hampshire, Uniondale, New York, Brooklyn, New York, Richmond, Virginia, Medford, New Jersey, Wayne, Pennsylvania, Lincoln, Rhode Island and Providence, Rhode Island, the site of our corporate headquarters. Our new shared services center will be located in Lincoln, Rhode Island and we will begin our transition into the new space in the first quarter of fiscal 2018. Our leases have been entered into upon terms that we believe to be reasonable and customary.
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
The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the Nasdaq Global Select Market®:

Fiscal 2017	High	Low
First Quarter	$50.06	$38.55
Second Quarter	49.39	40.81
Third Quarter	45.99	39.47
Fourth Quarter	42.38	34.60

Fiscal 2016
First Quarter	$55.69	$44.05
Second Quarter	52.07	33.85
Third Quarter	43.02	29.75
Fourth Quarter	52.18	33.16
On July 29, 2017, we had 78 stockholders of record. The number of record holders may not be representative of the number of beneficial holders of our common stock because depositories, brokers or other nominees hold many shares.
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
Comparative Stock Performance
The graph below compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) an index of Food Distributors and Wholesalers and (ii) The NASDAQ Composite Index. The comparison assumes the investment of $100 on July 28, 2012 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
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

*	$100 invested on 7/28/12 in UNFI common stock or 7/28/12 in the relevant index, including reinvestment of dividends. Index calculated on a month-end basis.

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

Consolidated Statement of Income Data: (1) (2)	July 29, 2017	July 30, 2016	August 1, 2015	August 2, 2014	August 3, 2013
					(53 weeks)
	(In thousands, except per share data)
Net sales	$9,274,471	$8,470,286	$8,184,978	$6,794,447	$6,064,355
Cost of sales	7,845,550	7,190,935	6,924,463	5,666,802	5,040,323
Gross profit	1,428,921	1,279,351	1,260,515	1,127,645	1,024,032
Total operating expenses	1,202,896	1,055,242	1,018,558	916,857	839,582
Operating income	226,025	224,109	241,957	210,788	184,450

Income before income taxes	214,423	208,222	229,769	207,408	173,072
Provision for income taxes	84,268	82,456	91,035	81,926	65,865
Net income	$130,155	$125,766	$138,734	$125,482	$107,207
Basic per share data:
Net income	$2.57	$2.50	$2.77	$2.53	$2.18
Diluted per share data:
Net income	$2.56	$2.50	$2.76	$2.52	$2.17

Consolidated Balance Sheet Data: (2) (3)
Working capital	$958,683	$991,468	$1,018,437	$850,006	$712,506
Total assets	2,886,563	2,852,155	2,540,994	2,284,446	1,725,463
Total long-term debt and capital leases, excluding current portion	149,863	161,739	172,949	32,510	33,091
Total stockholders' equity	$1,681,921	$1,519,504	$1,381,088	$1,238,919	$1,094,701

(1)	Includes the effect of acquisitions from the respective dates of acquisition.

(2)	Periods prior to the year ended July 30, 2016 have been restated for immaterial corrections for identified errors in accounting for early payment discounts on inventory purchases.

(3)
Amounts have been adjusted for the reclassification of debt issuance costs resulting from the Company's early adoption of Accounting Standards Update No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30), in the fourth quarter of fiscal 2016.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "seek," "should," "will," and "would," or similar words. Statements that contain these words should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other "forward-looking" information.
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

•	our dependence on principal customers;

•	our sensitivity to general economic conditions, including the current economic environment;

•	changes in disposable income levels and consumer spending trends;

•	our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and the resulting lower gross margins on those sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers and online distributors;

•	our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company;

•	the addition or loss of significant customers or material changes to our relationships with these customers;

•	volatility in fuel costs;

•	volatility in foreign exchange rates;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain by circumstances beyond our control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	consumer demand for natural and organic products outpacing suppliers’ ability to produce these products;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs;

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors;

•	management's allocation of capital and the timing of capital expenditures;

•	our ability to successfully integrate and deploy our operational initiatives to achieve synergies from the acquisitions of Global Organic, Nor-Cal, Haddon and Gourmet Guru;

•
our ability to realize the anticipated benefits from our restructuring program in conjunction with various cost saving and efficiency initiatives, including acquisition integration, severance and transition related costs, as well as the anticipated opening of the Company's shared services center, all within the cost estimates and timing currently contemplated; and

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
Overview
We believe we are a leading national distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor in the natural, organic and specialty products industry. We offer more than 110,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market; conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States, which includes our recent acquisitions of Haddon and Gourmet Guru;

◦	Tony's, which is a leading distributor of a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States;

◦
Albert's, which is a leading distributor of organically grown produce and non-produce perishable items within the United States, which includes the operations of Global Organic and Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

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
In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors, the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have successfully implemented the WMS system at fourteen of our facilities including most recently in Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, Richburg, South Carolina, Howell, New Jersey, and Atlanta, Georgia. We expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2019. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.
We have been the primary distributor to Whole Foods Market for more than nineteen years. We have and continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 33% and 35% of our net sales for the years ended July 29, 2017 and July 30, 2016, respectively.
In March 2016, the Company acquired certain assets of Global Organic and related affiliates through our wholly owned subsidiary Albert's, in a cash transaction for approximately $20.6 million. Global Organic is located in Sarasota, Florida serving customer locations (many of which are independent retailers) across the Southeastern United States. Global Organic's operations have been fully integrated into the existing Albert's business in the Southeastern United States.

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $67.8 million. Nor-Cal is a distributor with primary operations located in West Sacramento, California. Our acquisition of Nor-Cal has aided us in our efforts to expand our fresh offering, particularly within conventional produce. Nor-Cal's operations have been combined with the existing Albert's business.

In May 2016, the Company completed its acquisition of all of the outstanding equity securities of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products primarily throughout the Eastern United States. Haddon has a history of providing quality high touch merchandising services to their customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

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

The ability to distribute specialty food items (including ethnic, kosher and gourmet) has accelerated our expansion into a number of high-growth business markets and allowed us to establish immediate market share in the fast-growing specialty foods market. We have now integrated specialty food products and natural and organic specialty non-food products into all of our broadline distribution centers across the United States and Canada. Due to our expansion into specialty foods, over the past several years we have been awarded new business with a number of conventional supermarkets that we previously had not done business with because we did not distribute specialty products. We believe our acquisition of Haddon has expanded our capabilities in the specialty category and we have expanded our offerings of specialty products to include those products distributed by Haddon that we did not previously distribute to our customers. We believe that distribution of these products enhances our conventional supermarket business channel and that our complementary product lines continue to present opportunities for cross-selling.
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
Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. At July 29, 2017, our distribution capacity totaled approximately 8.7 million square feet. We have completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. Based on our current operations and customers, we believe that we are unlikely to open or commence construction on a new distribution center in the next twelve months.
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
Results of Operations
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal year ended
	July 29, 2017	July 30, 2016		August 1, 2015
Net sales	100.0%	100.0%		100.0%
Cost of sales	84.6%	84.9%		84.6%
Gross profit	15.4%	15.1%		15.4%
Operating expenses	12.9%	12.4%		12.4%
Restructuring and asset impairment expenses	0.1%	0.1%		—%
Total operating expenses	13.0%	12.5%		12.4%
Operating income	2.4%	2.6%		3.0%
Other expense (income):
Interest expense	0.2%	0.2%		0.2%
Interest income	—%	—%		—%
Other, net	(0.1)%	—%		—%
Total other expense, net	0.1%	0.2%		0.1%	*
Income before income taxes	2.3%	2.5%	*	2.8%	*
Provision for income taxes	0.9%	1.0%		1.1%
Net income	1.4%	1.5%		1.7%
* Total reflects rounding
Fiscal year ended July 29, 2017 compared to fiscal year ended July 30, 2016
Net Sales
Our net sales for the fiscal year ended July 29, 2017 increased approximately 9.5%, or $804.2 million, to $9.27 billion from $8.47 billion for the fiscal year ended July 30, 2016. The year-over-year increase in net sales was primarily due to growth in our wholesale segment of $815.0 million. Net sales for fiscal 2017 were positively impacted by acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017 but were negatively impacted by broad based food retail softness, the rationalization of business in conjunction with margin enhancement initiatives and a lack of inflation. Our net sales for the fiscal year ended July 30, 2016 were favorably impacted by moderate price inflation of approximately 1% during the year.
Our net sales by customer type for the fiscal years ended July 29, 2017 and July 30, 2016 were as follows (in millions):

Customer Type	2017 Net Sales	% of Total Net Sales	2016 Net Sales	% of Total Net Sales
Supernatural chains	$3,096	33%	$2,951	35%
Conventional supermarkets	2,747	30%	2,288	27%
Independently owned natural products retailers	2,427	26%	2,291	27%
Other	1,004	11%	940	11%
Total	$9,274	100%	$8,470	100%
During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the fiscal year ended July 30, 2016 increased approximately $29 million and $6 million, respectively, compared to the previously reported amounts, while net sales to the independent retailer channel for the fiscal year ended July 30, 2016 decreased approximately $35 million compared to the previously reported amounts.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended July 29, 2017 increased by approximately $145 million, or 4.9%, over the prior year and accounted for approximately 33% and 35% of our total net sales for the fiscal years ended July 29, 2017 and July 30, 2016, respectively. The increase in net sales to Whole Foods Market is primarily due to new store openings offset in part by lower year over year same store sales at Whole Foods Market.

Net sales to conventional supermarkets for the fiscal year ended July 29, 2017 increased by approximately $459 million, or 20.1%, from fiscal 2016 and represented approximately 30% and 27% of total net sales in fiscal 2017 and fiscal 2016, respectively. The increase in net sales to conventional supermarkets was primarily driven by net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.
Net sales to our independent retailer channel increased by approximately $136 million, or 5.9%, during the fiscal year ended July 29, 2017 compared to the fiscal year ended July 30, 2016, and accounted for 26% and 27% of our total net sales in fiscal 2017 and fiscal 2016, respectively. The increase in net sales in this channel is primarily attributable to net sales from our acquisitions during fiscal 2016 and the first quarter of fiscal 2017 as well as growth in our wholesale division, which includes our broadline distribution business.
Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $64 million, or 6.8%, during the fiscal year ended July 29, 2017 over the prior fiscal year and accounted for approximately 11% of total net sales in both fiscal 2017 and fiscal 2016. The increase in other net sales is attributable to expanded sales to our new and existing foodservice partners and growth in our e-commerce business, as well as net sales resulting from our acquisition of Haddon in the fourth quarter of fiscal 2016.
As we continue to aggressively pursue new customers, expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for fiscal 2018 to grow over fiscal 2017. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru have also enhanced our ability to offer our customers a more comprehensive set of products than many of our competitors. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.
Cost of Sales and Gross Profit
Our gross profit increased approximately 11.7%, or $149.6 million, to $1.43 billion for the fiscal year ended July 29, 2017, from $1.28 billion for the fiscal year ended July 30, 2016. Our gross profit as a percentage of net sales was 15.4% for the fiscal year ended July 29, 2017 and 15.1% for the fiscal year ended July 30, 2016. The increase in gross profit as a percentage of net sales was primarily driven by margin enhancement initiatives and the favorable impact of acquisitions, partially offset by a lack of inflation and competitive pricing pressure.
Operating Expenses
Our total operating expenses increased approximately 14.0%, or $147.7 million, to $1.20 billion for the fiscal year ended July 29, 2017, from $1.06 billion for the fiscal year ended July 30, 2016. As a percentage of net sales, total operating expenses increased to approximately 13.0% for the fiscal year ended July 29, 2017, from approximately 12.5% for the fiscal year ended July 30, 2016. The increase in total operating expenses was primarily attributable to the acquired businesses, which generally have a higher cost to serve their customers. Additionally, the increase was driven by $6.9 million of restructuring expenses as well as higher depreciation and amortization and incentive and stock-based compensation expense, which was partially offset by costs incurred in fiscal 2016 that did not recur in fiscal 2017, including $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016, $2.2 million of acquisition related costs and $2.5 million of startup costs related to the Company's Gilroy, California facility. Operating expenses for fiscal 2016 also included $5.6 million in restructuring and asset impairment expense.
Total operating expenses for fiscal 2017 include share-based compensation expense of $25.7 million, compared to $15.3 million in fiscal 2016. This increase was primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team. The Company did not record share-based compensation expense related to performance-based share awards in fiscal 2016, as a result of performance measures not being attained at the end of the fiscal year and the resulting forfeiture of these awards. For more information, refer to Note 3 "Equity Plans" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
In the face of various industry headwinds that could pressure our gross margin, including increased competition from self-distribution and industry consolidation, we continue to seek measures to reduce operating expenses as a percentage of net sales, primarily through improved efficiencies in our supply chain and improvements to our information technology infrastructure, including our ongoing WMS platform improvements. The opening of our new shared services center, which we expect to begin to transition into in the first quarter of fiscal 2018, and various cost saving and efficiency initiatives are also expected to contribute to reduced expenses once these initiatives have been fully implemented. We expect that a portion of these operating expense improvements will be offset by increased levels of depreciation and amortization as a result of the significant amount of acquisitions we consummated in fiscal 2016 and fiscal 2017.
Operating Income
Reflecting the factors described above, operating income increased approximately 0.9%, or $1.9 million, to $226.0 million for the fiscal year ended July 29, 2017, from $224.1 million for the fiscal year ended July 30, 2016. As a percentage of net sales, operating income was 2.4% and 2.6% for the fiscal years ended July 29, 2017 and July 30, 2016, respectively.
Other Expense (Income)
Other expense, net decreased $4.3 million to $11.6 million for the fiscal year ended July 29, 2017, from $15.9 million for the fiscal year ended July 30, 2016. Interest expense for the fiscal year ended July 29, 2017 increased to $17.1 million from $16.3 million in the fiscal year ended July 30, 2016. The increase in interest expense was primarily due to additional borrowings for acquisitions made in the second half of fiscal 2016. Interest income for the fiscal year ended July 29, 2017 decreased to $0.4 million from $1.1 million in the fiscal year ended July 30, 2016. Other income for the fiscal year ended July 29, 2017 was $5.2 million, compared to other expense of $0.7 million for the fiscal year ended July 30, 2016. The increase in other income was primarily driven by a $6.1 million gain recorded during the fourth quarter of fiscal 2017 related to the sale of the Company's stake in Kicking Horse Coffee.
Provision for Income Taxes
Our effective income tax rate was 39.3% and 39.6% for the fiscal years ended July 29, 2017 and July 30, 2016, respectively. The decrease in the effective income tax rate for the fiscal year ended July 29, 2017 was primarily due to the claiming of solar and research and development tax credits that were not available in the prior year. Beginning in the first quarter of 2018, our income tax rate will be affected by the adoption of a recently issued accounting pronouncement related to the accounting for share-based payment transactions. For more information related to this accounting pronouncement, see Note 1 to our consolidated financial statements appearing elsewhere in this report.
Net Income
Reflecting the factors described in more detail above, net income increased $4.4 million to $130.2 million, or $2.56 per diluted share, for the fiscal year ended July 29, 2017, compared to $125.8 million, or $2.50 per diluted share for the fiscal year ended July 30, 2016.
Fiscal year ended July 30, 2016 compared to fiscal year ended August 1, 2015
Net Sales
Our net sales for the fiscal year ended July 30, 2016 increased approximately 3.5%, or $285.3 million, to $8.47 billion from $8.18 billion for the fiscal year ended August 1, 2015. The year-over-year increase in net sales was primarily due to growth in our wholesale segment of $296.0 million. We experienced net sales organic growth (sales growth excluding the impact of fiscal year 2016 acquisitions) of 1.5% over fiscal 2015 due to the continued growth of the natural and organic products industry in general, increased market share as a result of our focus on service and value added services, and a broader selection of products, including specialty foods. Net sales growth for fiscal 2016 was negatively impacted in part by the termination of our distribution relationship with a large conventional supermarket customer in September 2015. Net sales for the fiscal year ended July 30, 2016 was favorably impacted by the acquisitions of Nor-Cal and Haddon which contributed approximately $51.4 million and $100.4 million of net sales, respectively. Our net sales for the fiscal year ended July 30, 2016 were also favorably impacted by moderate price inflation of approximately 1% during the year.

Our net sales by customer type for the fiscal years ended July 30, 2016 and August 1, 2015 were as follows (in millions):

Customer Type	2016 Net Sales	% of Total Net Sales	2015 Net Sales	% of Total Net Sales
Supernatural chains	$2,951	35%	$2,812	34%
Conventional supermarkets	2,288	27%	2,399	29%
Independently owned natural products retailers	2,291	27%	2,175	27%
Other	940	11%	799	10%
Total	$8,470	100%	$8,185	100%
During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types in either year. For the fiscal year ended July 30, 2016, net sales to our conventional supermarket and other channels increased approximately $29 million and $6 million, respectively, compared to the previously reported amounts, while this adjustment caused net sales to the independent retailer channel to decrease approximately $35 million compared to the previously reported amounts.
Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the fiscal year ended July 30, 2016 increased by approximately $139 million or 4.9% over the prior year and accounted for approximately 35% and 34% of our total net sales for the fiscal years ended July 30, 2016 and August 1, 2015, respectively. The increase in net sales to Whole Foods Market was primarily due to new store openings offset in part by lower year over year same store sales at Whole Foods Market.
Net sales to conventional supermarkets for the fiscal year ended July 30, 2016 decreased by approximately $111 million, or 4.6% from fiscal 2015 and represented approximately 27% and 29% of total net sales in fiscal 2016 and fiscal 2015, respectively. The decrease in net sales to conventional supermarkets was due in part to the termination of our distribution relationship with a large conventional supermarket customer in September 2015, offset in part by increased sales to certain of our other existing conventional supermarket customers and sales to new conventional supermarket customers that we added, including through acquisitions, since fiscal 2015.
Net sales to our independent retailer channel increased by approximately $116 million, or 5.3% during the fiscal year ended July 30, 2016 compared to the fiscal year ended August 1, 2015, and accounted for 27% of our total net sales for each of fiscal 2016 and fiscal 2015. The increase in net sales in this channel was primarily attributable to net sales from our acquisitions during fiscal 2016 as well as growth in our wholesale division, which includes our broadline distribution business.
Other net sales, which included sales to foodservice, e-commerce sales and sales from the United States to other countries, as well as sales through our retail division, manufacturing division, and our branded product lines, increased by approximately $141 million or 17.6% during the fiscal year ended July 30, 2016 over the prior fiscal year and accounted for approximately 11% of total net sales in fiscal 2016 as compared to 10% in fiscal 2015. The increase in other net sales was attributable to expanded sales to our existing foodservice partners and growth in our e-commerce business.
Cost of Sales and Gross Profit
Our gross profit increased approximately 1.5%, or $18.8 million, to $1.28 billion for the fiscal year ended July 30, 2016, from $1.26 billion for the fiscal year ended August 1, 2015. Our gross profit as a percentage of net sales was 15.1% for the fiscal year ended July 30, 2016 and 15.4% for the fiscal year ended August 1, 2015. The decrease in gross profit as a percentage of net sales was primarily due to competitive pricing pressures, moderated supplier promotional activity, a reduction in fuel surcharges and the unfavorable impact of foreign exchange for our Canadian business, offset, in part, by a benefit from fiscal 2016 acquisitions compared to the prior year.
Operating Expenses
Our total operating expenses increased approximately 3.6%, or $36.7 million, to $1.06 billion for the fiscal year ended July 30, 2016, from $1.02 billion for the fiscal year ended August 1, 2015. As a percentage of net sales, total operating expenses increased to approximately 12.5% for the fiscal year ended July 30, 2016, from approximately 12.4% for the fiscal year ended August 1, 2015. The increase in total operating expenses for the fiscal year ended July 30, 2016 was primarily due to an increase in net sales and the additional costs to service higher sales volume. Operating expenses for fiscal 2016 also included the impact of $4.8 million of severance and other transition costs related to the Company's restructuring plan, $0.8 million of restructuring and impairment costs related to the Company's retail business recorded in the fourth quarter of fiscal 2016, $1.8 million of bad debt expense related to outstanding receivables for a customer who declared bankruptcy in the first quarter of fiscal 2016, $2.2 million of acquisition costs, $2.4 million of amortization of intangibles from current year acquisitions, and $2.5 million of startup costs related to the Company's Gilroy, California facility. Total operating expenses for fiscal 2015 included startup costs of approximately $3.0 million related to the Company's Hudson Valley, New York, Auburn, California and Prescott, Wisconsin facilities, $0.6 million associated with the write-off of an intangible asset related to the Company's Canadian division, which was acquired in 2010, a $0.2 million restructuring charge related to the closure of the Company's Aux Mille facility located in Quebec, Canada, and approximately $0.3 million in costs related to the Company's acquisition of Tony's, offset in part by a $0.8 million energy grant received related to the Company's Hudson Valley, New York facility.
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
Other Expense (Income)
Other expense, net increased $3.7 million to $15.9 million for the fiscal year ended July 30, 2016, from $12.2 million for the fiscal year ended August 1, 2015. Interest expense for the fiscal year ended July 30, 2016 increased to $16.3 million from $14.5 million in the fiscal year ended August 1, 2015. This increase was primarily due to an increase in borrowings over the prior year, as we utilized borrowings under our amended and restated revolving credit facility to finance our acquisitions in fiscal 2016. Interest income for the fiscal year ended July 30, 2016 increased to $1.1 million from $0.4 million in the fiscal year ended August 1, 2015. Other income for the fiscal year ended July 30, 2016 included a gain of $4.2 million associated with a transfer of land at the Company's Prescott, Wisconsin facility.
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
Liquidity and Capital Resources
We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We intend to continue to utilize cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. We intend to manage capital expenditures to approximately 0.6% to 0.7% of net sales for fiscal 2018. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2018 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity issuances, long-term debt or borrowings under our amended and restated revolving credit facility.
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
The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrued interest, at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017, with interest thereafter accruing at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrued interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After April 29, 2017, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.
As of July 29, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $6.5 million of reserves, was $883.8 million. As of July 29, 2017, the Company had $223.6 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $33.5 million in letter of credit commitments which reduced the Company's available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was approximately $626.7 million as of July 29, 2017.
The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the fiscal year ended July 29, 2017.

The revolving credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.
On August 14, 2014, we and certain of our subsidiaries entered into a real estate backed term loan agreement (the "Term Loan Agreement"). The total initial borrowings under our term loan facility were $150.0 million. We are required to make $2.5 million principal payments quarterly, which began on November 1, 2014. Under the Term Loan Agreement, at our option we may request the establishment of one or more new term loan commitments in increments of at least $10.0 million, but not to exceed $50.0 million in total, subject to the approval of the Lenders electing to participate in such incremental loans and the satisfaction of the conditions required by the Term Loan Agreement. We will be required to make quarterly principal payments on these incremental borrowings in accordance with the terms of the Term Loan Agreement. Proceeds from this Term Loan Agreement were used to pay down borrowings on our amended and restated revolving credit facility.
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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of July 29, 2017, the Company was in compliance with the financial covenants of the Term Loan Agreement.
On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement had an initial notional amount of $140 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down substantially on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $120 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under Accounting Standards Codification ("ASC") 815 Derivatives and Hedging.
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

Our capital expenditures for the 2017 fiscal year were $56.1 million, compared to $41.4 million for fiscal 2016, an increase of $14.7 million. We believe that our capital requirements for fiscal 2018 will be between $53 million and $73 million. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base and also relate to the buildout of our shared services center. We believe that our capital requirements after fiscal 2018 will be consistent with our anticipated fiscal 2018 requirements, as a percentage of net sales, although we plan to continue to invest in technology and we may need to expand our facilities if customer demand continues to grow. We anticipate that future investments and acquisitions will be financed through our amended and restated revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.
Net cash provided by operations was $280.8 million for the fiscal year ended July 29, 2017, a decrease of $15.8 million from the $296.6 million provided by operations for the year ended July 30, 2016. The primary reasons for the net cash provided by operating activities for fiscal 2017 were net income for the year of $130.2 million, which included depreciation and amortization of $86.1 million, and an increase in accounts payable of $90.2 million, offset by an increase in accounts receivable of $38.8 million. Net cash provided by operations of $296.6 million for the year ended July 30, 2016 was primarily due to net income for the year of $125.8 million, which included depreciation and amortization of $71.0 million, a decrease in accounts receivable of $29.4 million and increases in accounts payable and accrued expenses of $14.4 million and $13.1 million, respectively.
Days in inventory was 48 days at July 29, 2017 compared to 49 days at July 30, 2016. Days sales outstanding increased from 20 at July 30, 2016 to 21 days at July 29, 2017. Working capital decreased by $32.8 million, or 3.3%, to $958.7 million at July 29, 2017, compared to working capital of $991.5 million at July 30, 2016, primarily as a result of an increase in accounts payable.
Net cash used in investing activities decreased approximately $291.0 million to $60.0 million for the fiscal year ended July 29, 2017, compared to $350.9 million for the fiscal year ended July 30, 2016. This decrease was primarily driven by our three acquisitions in fiscal 2016 with aggregate purchase prices of $306.7 million as compared to one acquisition in fiscal 2017 for $9.2 million.
Net cash used in financing activities was $224.6 million for the fiscal year ended July 29, 2017. We present proceeds and borrowings related to the Company's amended and restated revolving credit facility on a gross basis. The net cash used in financing activities was primarily due to repayments of borrowings under our amended and restated revolving credit line and long-term debt of $418.7 million and $11.5 million, respectively, partially offset by proceeds from borrowings under our revolving credit line of $215.7 million. Net cash provided by financing activities was $56.3 million for the fiscal year ended July 30, 2016 and was primarily due to borrowings used to fund fiscal 2016 acquisitions, partially offset by repayments of our revolving credit line and long-term debt of $646.5 million and $11.3 million, respectively.
From time-to-time we enter into fixed price fuel supply agreements. As of July 29, 2017, we were not a party to any such agreements. As of July 30, 2016, we had entered into agreements which required us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 2016. All of these fixed price fuel agreements qualified and were accounted for under the "normal purchase" exception under ASC 815, Derivatives and Hedging as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies are: (i) determining our reserves for the self-insured portions of our workers' compensation and automobile liabilities, (ii) valuing assets and liabilities acquired in business combinations; (iii) valuing goodwill and intangible assets; and (iv) income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.
Insurance reserves
We are primarily self-insured for workers' compensation and general and automobile liability insurance. It is our policy to record the self-insured portions of our workers' compensation and automobile liabilities based upon actuarial methods of estimating the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection of losses concerning workers' compensation and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting litigation trends, benefit level changes and claim settlement patterns. If actual claims incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. Accruals for workers' compensation and automobile liabilities totaled $22.8 million and $23.4 million as of July 29, 2017 and July 30, 2016, respectively.
Valuation of assets and liabilities acquired in a business combination
We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated useful life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.
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
Valuation of goodwill and intangible assets
We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level. Beginning in fiscal 2012, the first step in our annual assessment of each of our reporting units is a qualitative assessment as allowed under Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), unless we believe it is more likely than not that a reporting unit's fair value is less than the carrying value. In order to qualify for an exclusion from the quantitative goodwill test, the thresholds used by the Company for this determination are that a reporting unit must (1) have passed its previous quantitative test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a quantitative test within the past five years, (3) have had no significant changes to its working capital structure, (4) have current year income which is at least 85% of prior year amounts, and (5) present no other factors to be considered as outlined in ASU 2011-08. For reporting units which do not meet this exclusion, the quantitative goodwill impairment analysis is performed. This analysis involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired and no further testing is required. If the carrying value exceeds estimated fair value, there is an indication of impairment, which is measured as described below.
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the second step of the quantitative goodwill impairment test and no longer requires a hypothetical purchase price allocation to measure goodwill impairment. Instead, the impairment charge for each reporting unit is measured using the difference between the carrying amount and fair value of the reporting unit. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2019, which for the Company would be the first quarter of fiscal 2021, with early adoption permitted. The Company elected to early adopt this ASU as part of its fiscal 2017 annual goodwill impairment test, with no impact of adoption in the consolidated financial statements.
As of July 29, 2017, our annual assessment of each of our reporting units indicated that no impairment of goodwill existed. Approximately 95.1% of our goodwill is within our wholesale reporting segment. Total goodwill as of July 29, 2017 and July 30, 2016 was $371.3 million and $366.2 million, respectively. Refer to Note 1, "Significant Accounting Policies", to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU

No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. As of July 29, 2017, our annual assessment of each of our intangible assets with indefinite lives indicated that no impairment existed. Total indefinite lived intangible assets as of July 29, 2017 and July 30, 2016 were $55.8 million and $55.7 million, respectively.
Intangible assets and other long lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fiscal year ended July 30, 2016, impairment charges of $0.4 million, and $0.3 million were recorded related to the closure of a Canadian facility and the closure of two retail stores at Earth Origins, respectively. During the fiscal year ended August 1, 2015, an impairment charge of $0.6 million was recognized in connection with the closure of a Canadian facility. Total finite-lived intangible assets as of July 29, 2017 and July 30, 2016 were $152.5 million and $166.6 million, respectively.
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

The calculation of the Company's tax liabilities includes addressing uncertainties in the application of complex tax regulations and is based on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Addressing these uncertainties requires judgment and estimates; however, actual results could differ, and we may be exposed to losses or gains. Our effective tax rate in a given financial statement period could be affected based on favorable or unfavorable tax settlements. Unfavorable tax settlements will generally require the use of cash and may result in an increase to our effective tax rate in the period of resolution. Favorable tax settlements may be recognized as a reduction to our effective tax rate in the period of resolution.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of July 29, 2017:

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	Thereafter
	(in thousands)
Inventory purchase commitments	$16,320	$16,320	$—	$—	$—
Notes payable (1)	223,612	—	—	223,612	—
Long-term debt (2)	163,442	12,128	25,257	96,755	29,302
Deferred compensation	7,706	1,067	2,086	1,483	3,070
Long-term non-capitalized leases	255,291	63,212	99,576	54,060	38,443
Total	$666,371	$92,727	$126,919	$375,910	$70,815
(1) The notes payable obligations shown reflect the expiration of the credit facility, not necessarily the underlying individual borrowings. Notes payable does not include outstanding letters of credit of approximately $33.5 million at July 29, 2017 or approximately $9.3 million in interest payments (including unused lines fees) projected to be due in future years (less than 1 year – $3.1 million; 1−3 years – $5.7 million; and 3-5 years – $0.5 million) based on the variable rates in effect at July 29, 2017. Variable rates, as well as outstanding principal balances, could change in future periods. See "Liquidity and Capital Resources" above and Note 7 "Notes Payable" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our credit facility.

(2) Long-term debt does not include interest payments projected to be due in future years related to our capital lease obligations and real-estate backed Term Loan Agreement, which amount to approximately $24.6 million and $13.6 million, respectively (less than 1 year - $7.3 million; 1-3 years - $13.7 million; 3-5 years - $10.4 million; thereafter - $6.9 million). See Note 8 "Long-Term Debt" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of our long-term debt.
Included in other liabilities in the consolidated balance sheet at July 29, 2017 are uncertain tax positions including potential interest and penalties of $0.5 million that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.
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
Recently Issued Financial Accounting Standards
For a discussion of recently issued financial accounting standards, refer to Note 1, "Significant Accounting Policies," to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail.
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
At July 29, 2017, we had long-term floating rate debt under our amended and restated revolving credit facility of $223.6 million and our real-estate backed Term Loan of $120.0 million, gross of deferred financing costs, and long-term fixed rate debt of $43.4 million, representing 88.8% and 11.2%, respectively, of our long-term borrowings. At July 30, 2016, we had long-term floating rate debt under our amended and restated revolving credit facility of $426.5 million and our real-estate backed Term Loan of $130.0 million, gross of deferred financing costs, and long-term fixed rate debt of $45.1 million, representing 92.5% and 7.5%, respectively, of our long-term borrowings. Holding other debt levels constant, a 25 basis point increase in interest rates would change the unrealized fair market value of our fixed rate debt by approximately $0.6 million and $0.7 million for the fiscal years ended July 29, 2017 and July 30, 2016, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
United Natural Foods, Inc.:

We have audited the accompanying consolidated balance sheets of United Natural Foods, Inc. and subsidiaries (“UNFI”) as of July 29, 2017 and July 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 29, 2017. We also have audited UNFI’s internal control over financial reporting as of July 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UNFI’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Natural Foods, Inc. and subsidiaries as of July 29, 2017 and July 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended July 29, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, United Natural Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

Providence, Rhode Island
September 26, 2017

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,414	$18,593
Accounts receivable, net of allowance of $13,939 and $9,638, respectively	525,636	489,708
Inventories	1,031,690	1,021,663
Deferred income taxes	40,635	35,228
Prepaid expenses and other current assets	49,295	45,998
Total current assets	1,662,670	1,611,190
Property and equipment, net	602,090	616,605
Goodwill	371,259	366,168
Intangible assets, net of accumulated amortization of $49,926 and $34,315, respectively	208,289	222,314
Other assets	42,255	35,878
Total assets	$2,886,563	$2,852,155
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$534,616	$445,430
Accrued expenses and other current liabilities	157,243	162,438
Current portion of long-term debt	12,128	11,854
Total current liabilities	703,987	619,722
Notes payable	223,612	426,519
Deferred income taxes	98,833	95,220
Other long-term liabilities	28,347	29,451
Long-term debt, excluding current portion	149,863	161,739
Total liabilities	1,204,642	1,332,651
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 50,622 issued and outstanding shares at July 29, 2017; 50,383 issued and outstanding shares at July 30, 2016	506	504
Additional paid-in capital	460,011	436,167
Accumulated other comprehensive loss	(13,963)	(22,379)
Retained earnings	1,235,367	1,105,212
Total stockholders' equity	1,681,921	1,519,504
Total liabilities and stockholders' equity	$2,886,563	$2,852,155

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015
Net sales	$9,274,471	$8,470,286	$8,184,978
Cost of sales	7,845,550	7,190,935	6,924,463
Gross profit	1,428,921	1,279,351	1,260,515
Operating expenses	1,196,032	1,049,690	1,017,755
Restructuring and asset impairment expenses	6,864	5,552	803
Total operating expenses	1,202,896	1,055,242	1,018,558
Operating income	226,025	224,109	241,957
Other expense (income):
Interest expense	17,114	16,259	14,498
Interest income	(360)	(1,115)	(356)
Other, net	(5,152)	743	(1,954)
Total other expense, net	11,602	15,887	12,188
Income before income taxes	214,423	208,222	229,769
Provision for income taxes	84,268	82,456	91,035
Net income	$130,155	$125,766	$138,734
Basic per share data:
Net income	$2.57	$2.50	$2.77
Weighted average basic shares of common stock	50,570	50,313	50,021
Diluted per share data:
Net income	$2.56	$2.50	$2.76
Weighted average diluted shares of common stock	50,775	50,399	50,267

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015
Net income	$130,155	$125,766	$138,734
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,537	$205	$(13,852)
Change in fair value of swap agreements, net of tax	4,879	(3,141)	(439)
Total other comprehensive income (loss)	$8,416	$(2,936)	$(14,291)
Total comprehensive income	$138,571	$122,830	$124,443

See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Unallocated Shares of ESOP	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at August 2, 2014	49,771	$498	—	$—	$402,875	$(14)	$(5,152)	$840,712	$1,238,919
Allocation of shares to ESOP						14			14
Stock option exercises and restricted stock vestings, net	325	3			982				985
Share-based compensation					13,981				13,981
Tax benefit associated with stock plans					2,746				2,746
Fair value of swap agreement, net of tax							(439)		(439)
Foreign currency translation							(13,852)		(13,852)
Net income								138,734	138,734
Balances at August 1, 2015	50,096	$501	—	$—	$420,584	$—	$(19,443)	$979,446	$1,381,088
Stock option exercises and restricted stock vestings, net	287	3			291				294
Share-based compensation					15,308				15,308
Share-based compensation / restructuring costs					67				67
Tax deficit associated with stock plans					(83)				(83)
Fair value of swap agreements, net of tax							(3,141)		(3,141)
Foreign currency translation							205		205
Net income								125,766	125,766
Balances at July 30, 2016	50,383	$504	—	$—	$436,167	$—	$(22,379)	$1,105,212	$1,519,504
Stock option exercises and restricted stock vestings, net	239	2	—	—	(1,041)				(1,039)
Share-based compensation					25,675				25,675
Share-based compensation / restructuring costs					530				530
Tax deficit associated with stock plans					(1,320)				(1,320)
Fair value of swap agreements, net of tax							4,879		4,879
Foreign currency translation							3,537		3,537
Net income								130,155	130,155
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$—	$(13,963)	$1,235,367	$1,681,921
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(In thousands)	July 29, 2017	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,155	$125,766	$138,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,051	71,006	63,800
Deferred income tax (benefit) expense	(1,891)	12,480	15,339
Share-based compensation	25,675	15,308	13,981
Excess tax deficit (benefit) from share-based payment arrangements	1,320	83	(2,746)
Loss (gain) on disposals of property and equipment	943	458	(499)
Restructuring and asset impairment	640	758	803
Gain associated with acquisition of land	—	—	(2,824)
Gain associated with disposal of investment	(6,106)	—	—
Provision for doubtful accounts	5,728	6,426	5,059
Non-cash interest (income) expense	175	(106)	389
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(38,757)	29,417	(42,257)
Inventories	(6,929)	2,113	(153,701)
Prepaid expenses and other assets	(6,383)	5,381	4,541
Accounts payable	90,217	14,379	16,001
Accrued expenses and other liabilities	(62)	13,140	(7,756)
Net cash provided by operating activities	280,776	296,609	48,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,112)	(41,375)	(129,134)
Purchases of acquired businesses, net of cash acquired	(9,207)	(306,724)	(8,036)
Long-term investment	(2,000)	—	(3,000)
Proceeds from disposal of investment	9,192	—	—
Payment of company owned life insurance premiums	(2,000)	(2,925)	(2,925)
Proceeds from disposals of property and equipment	168	109	1,026
Net cash used in investing activities	(59,959)	(350,915)	(142,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit line	215,662	709,972	728,316
Repayments of borrowings under revolving credit line	(418,693)	(646,481)	(779,461)
Proceeds from borrowings of long-term debt	—	—	150,000
Repayments of long-term debt	(11,546)	(11,255)	(11,197)
(Decrease) increase in bank overdraft	(7,445)	6,063	5,003
Proceeds from exercise of stock options	274	2,011	3,415
Payment of employee restricted stock tax withholdings	(1,313)	(1,717)	(2,430)
Excess tax (deficit) benefit from share-based payment arrangements	(1,320)	(83)	2,746
Capitalized debt issuance costs	(180)	(2,164)	(1,965)
Net cash (used in) provided by financing activities	(224,561)	56,346	94,427
Effect of exchange rate changes on cash and cash equivalents	565	(827)	42
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,179)	1,213	1,264
Cash and cash equivalents at beginning of period	18,593	17,380	16,116
Cash and cash equivalents at end of period	$15,414	$18,593	$17,380
Supplemental disclosures of cash flow information:
Non-cash financing activity	$—	$—	$14,088
Non-cash investing activity	$—	$—	$14,088
Cash paid for interest	$17,115	$16,696	$14,632
Cash paid for federal and state income taxes, net of refunds	$78,984	$67,028	$72,357
See accompanying notes to consolidated financial statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business
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
The fiscal year of the Company ends on the Saturday closest to July 31. Fiscal 2017, 2016 and 2015 ended on July 29, 2017, July 30, 2016 and August 1, 2015, respectively. Fiscal 2017, 2016 and 2015 contained 52 weeks. Each of the Company's interim quarters within fiscal 2017 and fiscal 2016 consisted of 13 weeks.
Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling, and fuel surcharges. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to the Company's distribution facilities, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by the Company's manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs and depreciation for manufacturing equipment, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, interest income and miscellaneous income and expenses.

(c)	Use of Estimates
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

(d)	Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(e)	Inventories and Cost of Sales
Inventories consist primarily of finished goods and are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Allowances received from suppliers are recorded as reductions in cost of sales upon the sale of the related products.

(f)	Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the inception of the lease or the fair value of the asset. Property and equipment includes the non-cash expenditures made by the landlord for the Aurora, Colorado distribution center in addition to office space utilized as the Company's Corporate headquarters in Providence, Rhode Island as the lease qualifies for capital lease treatment pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 840, Leases. Property and equipment also includes accumulated depreciation with respect to these items. Refer to Note 8, Long-Term Debt, for additional information.
Applicable interest charges incurred during the construction of new facilities may be capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. The Company capitalized $0.4 million of interest during the fiscal year ended July 30, 2016 related to the construction of a new distribution center in Gilroy, California which began operations in

February 2016, and $0.5 million of interest during the fiscal year ended August 1, 2015 related to the construction of new distribution centers in Prescott, Wisconsin and Gilroy, California. The Company did not capitalize interest during the fiscal year ended July 29, 2017.
Property and equipment consisted of the following at July 29, 2017 and July 30, 2016:

	Original Estimated Useful Lives (Years)	2017	2016
	(In thousands, except years)
Land		$52,989	$52,641
Buildings and improvements	20-40	396,733	403,822
Leasehold improvements	5-20	138,466	136,758
Warehouse equipment	3-30	173,591	163,494
Office equipment	3-10	95,794	55,915
Computer software	3-7	147,647	146,766
Motor vehicles	3-7	4,657	4,597
Construction in progress		17,968	15,018
		1,027,845	979,011
Less accumulated depreciation and amortization		425,755	362,406
Net property and equipment		$602,090	$616,605
Depreciation expense amounted to $69.8 million, $61.1 million and $55.0 million for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively.

(g)	Income Taxes
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

(h)	Long-Lived Assets
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

(i)	Goodwill and Intangible Assets
We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow. Refer to Note 2, Acquisitions, for further detail on the valuation of goodwill and intangible assets related to specific acquisitions.
Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with definite lives are amortized on a straight-line basis over the following lives:

Customer relationships	7-20 years
Non-competition agreements	1-10 years
Trademarks and tradenames	4-10 years

Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company is required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each fiscal year.
The Company's reporting units are at or one level below the operating segment level. Approximately 95.1% of the Company's goodwill is within its wholesale reporting segment as of July 29, 2017. In accordance with Accounting Standards Update ("ASU") No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company is allowed to perform a qualitative assessment for goodwill impairment unless it believes it is more likely than not that a reporting unit's fair value is less than the carrying value. The thresholds used by the Company for this determination in fiscal 2017 were for any reporting units that (1) have passed their previous quantitative test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a quantitative test within the past five years, (3) have had no significant changes to their working capital structure, (4) have current year income which is at least 85% of prior year amounts, and (5) present no other factors to be considered as outlined in ASU 2011-08. Based on the qualitative assessment performed for fiscal 2017, three of the Company's five reporting units met these thresholds. As these reporting units have passed their previous quantitative tests within the past 5 years, the reporting units' net income has not decreased more than 15% and their working capital requirements have not increased significantly, no quantitative testing was performed on these reporting units as part of the annual test in fiscal 2017.
For the reporting units that did not meet the thresholds above for fiscal 2017, the Company performed a quantitative goodwill impairment analysis. The first step to identify impairment involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. The reporting units regularly prepare discrete operating forecasts and use these forecasts as the basis for the assumptions used in the discounted cash flow analysis which is the basis for the fair value analysis. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired and no further testing is required. This was the case for the reporting units that required a quantitative test for the annual assessment in fiscal 2017. Had the carrying value exceeded estimated fair value for this unit, there would have been impairment. In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the second step of the quantitative goodwill impairment test and no longer requires a hypothetical purchase price allocation to measure goodwill impairment. Instead, the impairment charge for each reporting unit is measured using the difference between the carrying amount and fair value of the reporting unit. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2019, which for the Company would be the first quarter of fiscal 2021, with early adoption permitted. The Company elected to early adopt this ASU as part of its fiscal 2017 annual goodwill impairment test, with no impact of adoption in the consolidated financial statements, since the estimated fair values of the reporting units subject to the quantitative test exceeded their carrying values.
Intangible assets with indefinite lives are tested for impairment at least annually as of the first day of the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the asset may be impaired. Impairment is measured as the difference between the fair value of the asset and its carrying value.
In accordance with ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment, the Company is allowed to perform a qualitative assessment for intangible asset impairment unless it believes it is more likely than not that an intangible asset's fair value is less than the carrying value. The thresholds used by the Company for this determination in the fourth quarter of fiscal 2017 were for any intangible assets (or groups of assets) that (1) have passed their previous quantitative test with a margin of calculated fair value versus carrying value of at least 20%, (2) have had a quantitative test performed within the past five years, and (3) have current year income which is at least 85% of the immediately preceding fiscal year's amounts. The Company's only indefinite lived intangible assets are the branded product line asset group. During fiscal 2017, the Company's annual qualitative assessment of its indefinite lived intangible assets indicated that no impairment existed.
During fiscal 2015, the Company ceased operations at its Canadian facility located in Scotstown, Quebec which was acquired in 2010. In connection with this closure, the Company recognized an impairment of $0.6 million during the first quarter of fiscal 2015 representing the remaining unamortized value of an intangible asset.
The changes in the carrying amount of goodwill and the amount allocated by reportable segment for the years presented are as follows (in thousands):

	Wholesale	Other	Total
Goodwill as of August 2, 2015	$248,909	$17,731	$266,640
Goodwill from prior fiscal year business combinations	99,142	294	99,436
Change in foreign exchange rates	92	—	92
Goodwill as of July 30, 2016	$348,143	$18,025	$366,168
Goodwill from current fiscal year business combinations	10,102	—	10,102
Goodwill adjustment for prior fiscal year business combinations	(6,093)	—	(6,093)
Change in foreign exchange rates	1,082	—	1,082
Goodwill as of July 29, 2017	$353,234	$18,025	$371,259
The following table presents the detail of the Company's other intangible assets (in thousands):

	July 29, 2017			July 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$197,852	$48,044	$149,808	$196,313	$33,447	$162,866
Non-compete agreements	2,900	1,334	1,566	2,900	753	2,147
Trademarks and tradenames	1,700	548	1,152	1,700	115	1,585
Total amortizing intangible assets	202,452	49,926	152,526	200,913	34,315	166,598
Indefinite lived intangible assets:
Trademarks and tradenames	55,763	—	55,763	55,716	—	55,716
Total	$258,215	$49,926	$208,289	$256,629	$34,315	$222,314
Amortization expense was $15.2 million, $8.9 million and $7.8 million for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of July 29, 2017 is shown below:

Fiscal Year:	(In thousands)
2018	$14,981
2019	14,440
2020	13,813
2021	12,908
2022	11,582
2023 and thereafter	84,802
$152,526

(j)	Investments
The Company has long term investments in unconsolidated entities which it accounts for using either the cost method or the equity method of accounting. Investments in which the Company cannot exercise significant influence over the operating and financial policies of the investee are recorded at their historical cost. Investments where the Company has the ability to exercise significant influence over the investee are accounted for using the equity method, with income or loss attributable to the Company from the investee adjusting the carrying value of the investment and recorded in the Company’s consolidated statements of income. The Company's cost and equity method investments are evaluated for other than temporary impairment in accordance with ASC 320 Investments — Debt and Equity Securities. The carrying values of both cost and equity method investments were not material as of July 29, 2017 and July 30, 2016, either individually or in the aggregate, and are included within "Other Assets" in the Company’s consolidated balance sheets. Income attributable to the Company from investments accounted for using the equity method is recorded in “Other, net,” within "Other expense (income)," in the Company's consolidated statements of income, as these amounts were not material for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015.

On May 24, 2017, the Company sold its stake in Kicking Horse Coffee, a Canadian roaster and marketer of organic and fair trade coffee, which was accounted for using the cost method of accounting. As a result of the sale, the Company recognized a pre-tax gain of $6.1 million, which is included in “Other, net” in the consolidated statements of income.

(k)	Revenue Recognition and Concentration of Credit Risk
The Company records revenue upon delivery of products. Revenues are recorded net of applicable sales discounts and estimated sales returns. Sales incentives provided to customers are accounted for as reductions in revenue as the related revenue is recorded. The Company's sales are primarily to customers located throughout the United States and Canada.
Whole Foods Market, Inc. was the Company's largest customer in each fiscal year presented. Whole Foods Market, Inc. accounted for approximately 33%, 35% and 34% of the Company's net sales for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively. There were no other customers that individually generated 10% or more of the Company's net sales during those periods.

(l)	Accounts Receivable and Related Allowance for Doubtful Accounts

Accounts receivable primarily consist of trade receivables from customers and receivables from suppliers in connection with the purchase or promotion of the suppliers' products. The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are conducted using either cash-on-delivery terms, or the account is closely monitored so that as agreed upon payments are received, orders are released; a failure to pay results in held or canceled orders.

(m)	Fair Value of Financial Instruments
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

	July 29, 2017		July 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$15,414	$15,414	$18,593	$18,593
Accounts receivable	525,636	525,636	489,708	489,708
Notes receivable	2,359	2,359	3,709	3,709
Liabilities:
Accounts payable	534,616	534,616	445,430	445,430
Notes payable	223,612	223,612	426,519	426,519
Long-term debt, including current portion	161,991	169,058	173,593	182,790

(n)	Notes Receivable, Trade
The Company issues trade notes receivable to certain customers under two basic circumstances: inventory purchases for initial store openings and overdue accounts receivable. Notes issued in connection with store openings are generally receivable over a period not to exceed thirty-six months. Notes issued in connection with overdue accounts receivable may extend for periods greater than one year. All notes are issued at a market interest rate and contain certain guarantees and collateral assignments in favor of the Company.

(o)	Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the recognition of the fair value of share-based compensation in net income. The Company has four share-based employee compensation plans, which are described more fully in Note 3. Share-based compensation consists of stock options, restricted stock units and performance units. Stock options are granted to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options and restricted stock units granted to employees vest ratably over 4 years from the grant date and grants to members of the Company's Board of Directors vest ratably over 6 months with one half vesting immediately. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. The Company's President and Chief Executive Officer and its other executive officers or members of senior management have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets.
ASC 718 also requires that compensation expense be recognized for only the portion of share-based awards that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee and director termination activity to reduce the amount of compensation expense recognized. If the actual forfeitures differ from the estimate, additional adjustments to compensation expense may be required in future periods.
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

(p)	Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adding the dilutive potential common shares to the weighted average number of common shares that were outstanding during the period. For purposes of the diluted earnings per share calculation, outstanding stock options, restricted stock units and performance-based awards, if applicable, are considered common stock equivalents, using the treasury stock method. A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for all periods presented follows:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015
	(In thousands)
Basic weighted average shares outstanding	50,570	50,313	50,021
Net effect of dilutive common stock equivalents based upon the treasury stock method	205	86	246
Diluted weighted average shares outstanding	50,775	50,399	50,267
Potential anti-dilutive share-based payment awards excluded from the computation above	44	84	7

(q)	Comprehensive Income (Loss)
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

(r)	Derivative Financial Instruments
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

(s)	Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs totaled $517.2 million, $467.5 million and $452.9 million for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively.

(t)	Reserves for Self-Insurance
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

(u)	Operating Lease Expenses
The Company records lease expense via the straight-line method. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes expense based on a straight-line basis based on the total minimum lease payments to be made over the expected lease term.

(v)	Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU no longer requires a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment is measured using the difference between the carrying amount and fair value of the reporting unit. The ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2019, which for the Company is the first quarter of the fiscal year ending July 31, 2021, with early adoption permitted. The Company early adopted this ASU in connection with its annual goodwill impairment test performed in the fourth quarter of fiscal 2017. The adoption of this ASU did not have an impact on the Company's consolidated financial statements. Refer to "(i) Goodwill and Intangible Assets" in this note for further information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. The ASU is effective for public companies with interim and fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020. The Company is in the process of evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU will change aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The ASU is effective for public companies with interim and fiscal years beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption is permitted provided that the entire ASU is adopted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2017, the result would have been a reclassification from additional paid-in capital to income tax expense. For fiscal 2017 and fiscal 2016, the result would have increased current year income tax expense by $1.3 million and $0.1 million, respectively, and for fiscal 2015, the result would have decreased income tax expense by $2.7 million.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2016, which for the Company will be the first quarter of the fiscal year ending July 28, 2018. Early adoption at the beginning of an interim or annual period is permitted. The Company has not yet adopted this standard, but if the Company had adopted this standard in fiscal 2017, the result would have been a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $40.6 million and $35.2 million as of July 29, 2017 and July 30, 2016, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which has been updated by multiple amending ASUs and supersedes existing revenue recognition requirements. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. The new standard permits either of the following implementation approaches: (i) a full retrospective application with restatement of each period presented in the financial statements with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of adopting the guidance recognized as of the date of initial application. The Company expects to adopt this new guidance in the first quarter of fiscal 2019 and is currently in the process of selecting a transition method and evaluating the impact of its adoption on the Company's consolidated financial statements and accounting policies. As part of our assessment work to-date, we have formed an implementation work team, conducted training sessions on the new ASU’s revenue recognition model, substantially completed our scoping of revenue streams under the new ASU, begun documentation of potential impacts of the ASU on our revenue streams and are in the planning stages of our contract review. Additionally, we have begun our review of the enhanced disclosure requirements under this new standard.

2.	ACQUISITIONS
Wholesale Segment - Wholesale Distribution Acquisitions
Global Organic/Specialty Source, Inc. On March 7, 2016, the Company acquired certain assets of Global Organic/Specialty Source Inc. and related affiliates (collectively "Global Organic") through its wholly owned subsidiary Albert's Organics, Inc. ("Albert's"). Global Organic is a distributor of organic fruits, vegetables, juices, milk, eggs, nuts, and coffee located in Sarasota, Florida serving customer locations across the Southeastern United States. Total cash consideration related to this acquisition was approximately $20.6 million. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded consisted of customer lists of $7.4 million, which are being amortized on a straight-line basis over an estimated useful life of approximately ten years.

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

The fair value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets include customer lists of $30.3 million, a tradename with an estimated fair value of $1.0 million, and a non-compete with an estimated fair value of $0.5 million, which are being amortized on a straight-line basis over estimated useful lives of approximately thirteen years, five years and five years, respectively. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $36.5 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. During the second quarter of fiscal 2017, the Company recorded a $2.9 million adjustment to the opening balance sheet which decreased goodwill and deferred income tax liabilities. During the third quarter of fiscal 2017, the Company recorded a $0.1 million adjustment, which decreased goodwill and liabilities, and completed the final net working capital adjustment resulting in cash received of $0.8 million by the Company, which also decreased goodwill and the total purchase price. The Company finalized its purchase accounting during the third quarter of fiscal 2017. Net sales attributed to Nor-Cal from the date of acquisition through the fiscal year ended July 30, 2016 were $51.4 million.
The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Final Opening Balance Sheet as of July 29, 2017
Accounts receivable	$8,483	$—	$8,483
Inventories	1,902	—	1,902
Property and equipment	10,029	—	10,029
Other assets	125	—	125
Customer relationships	30,300	—	30,300
Tradename	1,000	—	1,000
Non-compete	500	—	500
Goodwill	40,342	(3,825)	36,517
Total assets	$92,681	$(3,825)	$88,856
Liabilities	24,101	(3,028)	21,073
Total purchase price	$68,580	$(797)	$67,783

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
The value of the identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible assets include customer relationships with an estimated fair value of $62.7 million, the Haddon tradename with an estimated fair value of $0.7 million, non-compete agreements with an estimated fair value of $0.7 million, and a trademark asset related to Haddon-owned branded product lines with an estimated fair value of $2.0 million. The customer relationship intangible asset is currently being amortized on a straight-line basis over an estimated useful life of approximately thirteen years, the Haddon tradename is being amortized over an estimated useful life of approximately three years, the non-compete agreements that the Company received from the owners of Haddon are being amortized over the five-year term of the agreements, and the Haddon trademark asset associated with its branded product lines is estimated to have an indefinite useful life. Significant assumptions utilized in the income approach were based on company-specific and market participant information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The goodwill of $43.6 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. Net sales attributed to Haddon from the date of acquisition through the fiscal year ended July 30, 2016 were $100.4 million.
During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $1.6 million related to a net working capital adjustment. During the fourth quarter of fiscal 2017, the Company finalized its purchase accounting related to the Haddon acquisition. The following table summarizes the consideration paid for the acquisition and the amounts of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Preliminary as of July 30, 2016	Adjustments in Current Fiscal Year	Final Opening Balance Sheet as of July 29, 2017
Accounts receivable	$40,434	$(300)	$40,134
Other receivable	3,621	—	3,621
Inventories	46,138	302	46,440
Prepaid expenses and other current assets	1,645	99	1,744
Property and equipment	54,501	—	54,501
Other assets	280	—	280
Customer relationships	62,700	—	62,700
Tradename	700	—	700
Non-compete	700	—	700
Other intangible assets	2,000	—	2,000
Goodwill	45,851	(2,266)	43,585
Total assets	$258,570	$(2,165)	$256,405
Liabilities	39,510	(600)	38,910
Total purchase price	$219,060	$(1,565)	$217,495
Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru, Inc. ("Gourmet Guru"). Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.0 million, subject to certain customary post-closing adjustments. During the second quarter of fiscal 2017, the Company recorded a reduction to goodwill of approximately $0.1 million related to finalizing the net working capital adjustment. During the third quarter of fiscal 2017, the Company recorded a $0.5 million adjustment to the opening balance sheet, which increased goodwill and accrued expenses and decreased property and equipment. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. The goodwill of $10.1 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. The Company intends to finalize its purchase accounting with respect to Gourmet Guru in the first quarter of fiscal 2018.

Cash paid for Global Organic, Nor-Cal, Haddon and Gourmet Guru was financed through borrowings under the Company’s amended and restated revolving credit facility. Acquisition costs have been expensed as incurred within "operating expenses" in the consolidated statements of income. Acquisition costs related to these acquisitions were de minimis for the year ended July 29, 2017 and $2.1 million for the year ended July 30, 2016. The results of the acquired businesses' operations have been included in the consolidated financial statements since the applicable date of acquisitions. Operations for these acquisitions have been combined with the Company's existing wholesale distribution business and therefore results are not separable from the rest of the wholesale distribution business. The Company has not furnished pro forma financial information relating to these acquisitions as such information is not material to the Company's financial results.
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
Acquisition costs related to the Tony's acquisition were approximately $0.3 million for the fiscal year ended August 1, 2015 and have been expensed as incurred and are included within "Operating Expenses" in the Consolidated Statements of Income. The results of Tony's operations have been included in the consolidated financial statements since the date of acquisition.

3.	EQUITY PLANS
The Company has three equity incentive plans that provide for the issuance of stock options: the 2002 Stock Incentive Plan (the "2002 Plan"), the 2004 Equity Incentive Plan, as amended (the "2004 Plan"), and the 2012 Equity Incentive Plan, as amended and restated (the "2012 Plan") (collectively, the "Plans"). The maximum term of all incentive and non-statutory stock options or share awards granted under the Plans is 4 years. There were 2,800,000 shares authorized for grant under the 2002 Plan and 1,250,000 under the 2012 Plan prior to December 16, 2015, when the 2012 Plan was amended to increase shares available for issuance by 2,000,000. There were 1,054,267 remaining shares authorized for grant under the 2004 Plan as of December 16, 2010, the effective date when the 2004 Plan was amended to allow for the award of stock options. Prior to the expiration of the applicable plan, these shares may be used to issue stock options, restricted stock, restricted stock units or performance based awards to employees, officers, directors and others. As of July 29, 2017, 1,389,248 shares were available for grant under the 2012 Plan. The authorization for new grants under the 2002 Plan and 2004 Plan has expired.
The Company recognized total share-based compensation expense of $25.7 million for the fiscal year ended July 29, 2017, compared to $15.3 million and $14.0 million for the fiscal years ended July 30, 2016 and August 1, 2015, respectively. For the fiscal year ended July 29, 2017, share-based compensation expense related to performance-based share awards was $9.0 million. For the fiscal year ended July 30, 2016, the Company did not record share-based compensation expense related to performance-based share awards, including compensation expense related to performance units with vestings tied to Company's performance in fiscal 2016, as a result of performance measures not being attained at the end of the fiscal year and the resulting forfeiture of these awards. The Company recognized a benefit of $1.0 million related to performance-based share awards for the fiscal year ended August 1, 2015 due to the reversal of share-based compensation expense recorded in fiscal 2014 caused by performance measures not being attained as of the end of fiscal 2015 and the resulting forfeiture of these awards.
Vesting requirements for awards under the Plans are generally at the discretion of the Company's Board of Directors, or the Compensation Committee thereof, and for time vesting awards are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six month anniversary of the grant date. As of July 29, 2017, there was $38.6 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units). This cost is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
The fair value of restricted stock units and performance share units are determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. The following summary presents information regarding restricted stock units and performance units under the Plans as of July 29, 2017 and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at July 30, 2016	733,797	$55.55
Granted	1,107,526	$40.16
Vested	(420,098)	$50.14
Forfeited	(151,114)	$50.16
Outstanding at July 29, 2017	1,270,111	$44.56
The total intrinsic value of restricted stock units vested was $10.5 million, $12.3 million and $17.3 million during the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively.
During fiscal 2017, the Company granted 397,242 performance share units to its executives (subject to the issuance of 221,242 additional shares if the Company's performance exceeds specified targeted levels) with a weighted average grant-date fair value of $40.82. As of the fiscal year ended July 29, 2017, 150,396 of these performance share units vested based on the Company's earnings per diluted share, adjusted EBITDA and adjusted ROIC, with an estimated intrinsic value of approximately $5.7 million using the Company stock price as of July 28, 2017. Of the performance share units granted during fiscal 2017, 252,290 are tied to the Company's performance in the fiscal years ending July 28, 2018 and August 3, 2019.

No performance share units vested during the fiscal years ended July 30, 2016 and August 1, 2015.
Stock Options
The fair value of stock option grants were estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company's stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected term is derived from historical information and other factors.

The Company did not grant stock options in fiscal 2017. The following summary presents the weighted average assumptions used for stock options granted in fiscal 2016 and 2015:

	Fiscal year ended
	July 30, 2016	August 1, 2015
Expected volatility	27.5%	26.2%
Dividend yield	—%	—%
Risk free interest rate	1.3%	1.4%
Expected term (in years)	4.0	4.0
The following summary presents information regarding outstanding stock options as of July 29, 2017 and changes during the fiscal year then ended with regard to options under the Plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	343,629	$49.13
Exercised	(8,510)	$32.20
Forfeited	(2,572)	$64.55
Cancelled	(3,858)	$42.82
Outstanding at end of year	328,689	$49.52	5.0 years	$868,658
Exercisable at end of year	265,847	$47.05	4.4 years	$868,658
The weighted average grant-date fair value of options granted during the fiscal years ended July 30, 2016 and August 1, 2015 was $15.59 and $14.82, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended July 29, 2017, July 30, 2016, and August 1, 2015, was $0.1 million, $2.6 million and $3.1 million, respectively.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE
The allowance for doubtful accounts and notes receivable consists of the following:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015
	(In thousands)
Balance at beginning of year	$11,230	$8,493	$8,294
Additions charged to costs and expenses	5,728	6,426	5,059
Deductions	(2,449)	(3,689)	(4,590)
Other adjustments	—	—	(270)
Balance at end of year	$14,509	$11,230	$8,493

5.	RESTRUCTURING ACTIVITIES
Fiscal 2017 Cost Saving and Efficiency Initiatives. During fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company recorded total restructuring costs of $6.9 million during the fiscal year ended July 29, 2017, of which $6.6 million was primarily related to severance and other employee separation and transition costs and $0.3 million was due to an early lease termination and facility closing costs for its Gourmet Guru facility in Bronx, New York.

The following is a summary of the restructuring costs the Company recorded in fiscal 2017, as well as the remaining liability as of July 29, 2017 (in thousands):

	Restructuring Costs Recorded in Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of July 29, 2017
Severance and other employee separation and transition costs	$6,606	$(2,308)	$4,298
Early lease termination and facility closing costs	258	(258)	—
Total	$6,864	$(2,566)	$4,298

Fiscal 2016 Cost-Saving Measures. During the fourth quarter of fiscal 2015, the Company announced that its contract as a distributor to Albertsons Companies, Inc., which includes the Albertsons, Safeway and Eastern Supermarket chains, would terminate on September 20, 2015 rather than upon the original contract end date of July 31, 2016. During fiscal 2016, the Company implemented Company-wide cost-saving measures in response to this lost business which resulted in total restructuring costs of $4.4 million, all of which was recorded during the first half of fiscal 2016. There were no additional costs recorded related to these cost-savings initiatives in fiscal 2016. These initiatives resulted in a reduction of employees across the Company, the majority of which were terminated during the first quarter of fiscal 2016. The total work-force reduction charge of $3.4 million recorded during fiscal 2016 was primarily related to severance and fringe benefits. In addition to workforce reduction charges, the Company recorded $0.9 million during fiscal 2016 for costs due to an early lease termination and facility closure and operational transfer costs associated with these initiatives.
Earth Origins Market. During the fourth quarter of fiscal 2016, the Company recorded restructuring and impairment charges of $0.8 million related to the Company's Earth Origins Market ("Earth Origins") retail business. The Company made the decision during the fourth quarter of fiscal 2016 to close two of its stores, one store located in Florida and the other located in Maryland, which resulted in restructuring costs of $0.5 million primarily related to severance and closure costs. The stores were closed during the first quarter of fiscal 2017. In addition, the Company recorded a total impairment charge of $0.3 million during fiscal 2016 on long-lived assets.
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
The following is a summary of the restructuring costs the Company recorded in fiscal 2016 related to the termination of its distribution arrangement with a large customer, the closing of two of its Earth Origins Market stores and the closing of a Canadian facility. The remaining liability as of the fiscal year ended July 29, 2017 was de minimis.

(in thousands)	Restructuring Costs Recorded in Fiscal 2016
Cost saving measures:
Severance	$3,443
Early lease termination and facility closing costs	368
Operational transfer costs	570
Earth Origins:
Severance	41
Store closing costs	443
Total	$4,865
The following is a summary of the impairment costs the Company recorded in fiscal 2016:

(in thousands)	Impairment Costs
Canadian facility closure	$413
Earth Origins store	274
Total	$687

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of July 29, 2017 and July 30, 2016 consisted of the following:

(in thousands)	July 29, 2017	July 30, 2016
Accrued salaries and employee benefits	$63,937	$58,832
Workers' compensation and automobile liabilities	22,774	23,448
Interest rate swap liability	308	5,917
Other	70,224	74,241
Total accrued expenses and other current liabilities	$157,243	$162,438

7.	NOTES PAYABLE
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
The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrued interest, at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017, with interest thereafter accruing at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrued interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve month period ended April 29, 2017. After April 29, 2017, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.
As of July 29, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $6.5 million of reserves, was $883.8 million. As of July 29, 2017, the Company had $223.6 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $33.5 million in letter of credit commitments which reduced the Company's available borrowing capacity under the revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was approximately $626.7 million as of July 29, 2017.
The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the amended and restated credit agreement during the fiscal year ended July 29, 2017.

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

On September 1, 2016, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Term Loan Agreement. The Second Amendment was entered into to adjust the applicable margin charged to borrowings under the Term Loan Agreement. As amended by the Second Amendment, borrowings under the Term Loan Agreement bear interest at rates that, at the Company's option, can be either: (1) a base rate generally defined as the sum of (i) the highest of (x) the administrative agent's prime rate, (y) the average overnight federal funds effective rate plus 0.50% and (z) one-month LIBOR plus one percent (1%) per annum and (ii) a margin of 0.75%; or, (2) a LIBOR rate generally defined as the sum of (i) LIBOR (as published by Reuters or other commercially available sources) for one, two, three or six months or, if approved by all affected lenders, nine months (all as selected by the Company), and (ii) a margin of 1.75%. Interest accrued on borrowings under the Term Loan Agreement is payable in arrears. Interest accrued on any LIBOR loan is payable on the last day of the interest period applicable to the loan and, with respect to any LIBOR loan of more than three (3) months, on the last day of every three (3) months of such interest period. Interest accrued on base rate loans is payable on the first day of every month. The Company is also required to pay certain customary fees to the administrative agent. The borrowers' obligations under the Term Loan Agreement are secured by certain parcels of the borrowers' real property.

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. The Company was in compliance with these covenants during the fiscal year ended July 29, 2017.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease currently qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.38%.
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
As of July 29, 2017 and July 30, 2016, the Company's long-term debt consisted of the following:

	July 29, 2017	July 30, 2016
	(In thousands)
Financing obligation, due monthly, and maturing in October 2028 at an effective interest rate of 7.32%	$30,368	$31,502
Capital lease, Providence, Rhode Island corporate headquarters, due monthly, and maturing in April 2025 at an effective interest rate of 12.38%	13,074	13,643
Real-estate backed Term Loan Agreement, due quarterly (1)	118,549	128,448
	$161,991	$173,593
Less: current installments	12,128	11,854
Long-term debt, excluding current installments	$149,863	$161,739

(1) Real-estate backed Term Loan Agreement balance is shown net of debt issuance costs of $1.5 million and $1.6 million as of July 29, 2017 and July 30, 2016, respectively, due to the Company's adoption of ASU No. 2015-03 in the fourth quarter of fiscal 2016.
Aggregate maturities of long-term debt for the next five years and thereafter are as follows at July 29, 2017:

Year	(In thousands)
2018	$12,128
2019	12,441
2020	12,816
2021	93,203
2022	3,552
2023 and thereafter	29,302
$163,442

9.	FAIR VALUE MEASUREMENTS
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

Hedging of Interest Rate Risk
The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of July 29, 2017, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly
August 3, 2022	$122.5	1.7950%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as a cash flow hedges at July 29, 2017 and are reflected at their fair values of $2.5 million included in "Other Assets" and $0.3 million included in "Accrued Expenses and Other Current Liabilities" in the consolidated balance sheet.

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging ("ASC 815"), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the fiscal year ended July 29, 2017. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.
Financial Instruments
The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of July 29, 2017 and July 30, 2016:

	Fair Value at July 29, 2017			Fair Value at July 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest Rate Swap	—	$2,491	—	—	—	—
Liabilities:
Interest Rate Swap	—	(308)	—	—	$(5,917)	—
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

	July 29, 2017		July 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long term debt, including current portion	$161,991	$169,058	$173,593	$182,790
Fuel Supply Agreements
From time to time the Company is a party to fixed price fuel supply agreements. During the fiscal year ended July 29, 2017, the Company did not enter in any such agreements. During the fiscal year ended July 30, 2016, the Company entered into several agreements which required it to purchase a portion of its diesel fuel each month at fixed prices through December 2016. These fixed price fuel agreements qualify for the "normal purchase" exception under ASC 815; therefore, the fuel purchases under these contracts are expensed as incurred and included within operating expenses.

10.	COMMITMENTS AND CONTINGENCIES
The Company leases various facilities and equipment under operating lease agreements with varying terms. Most of the leases contain renewal options and purchase options at several specific dates throughout the terms of the leases.
Rent and other lease expense for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015 totaled approximately $74.9 million, $65.4 million and $74.8 million, respectively.
Future minimum annual fixed payments required under non-cancelable operating leases having an original term of more than one year as of July 29, 2017 are as follows:

Fiscal Year	(In thousands)
2018	$63,212
2019	55,353
2020	44,223
2021	28,726
2022	25,334
2023 and thereafter	38,443
$255,291
As of July 29, 2017, outstanding commitments for the purchase of inventory were approximately $16.3 million. The Company had outstanding letters of credit of approximately $33.5 million at July 29, 2017. The Company did not have any outstanding commitments for the purchase of diesel fuel as of July 29, 2017.
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
Retirement Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the United Natural Foods, Inc. Retirement Plan (the "Retirement Plan"). In order to become a participant in the Retirement Plan, employees must meet certain eligibility requirements as described in the Retirement Plan document. In addition to amounts contributed to the Retirement Plan by employees, the Company makes contributions to the Retirement Plan on behalf of the employees. The Company also contributes to multiple multi-employer plans for certain of its associates that are represented by unions, including the Millbrook Distribution Services Union Retirement Plan, which obligation was assumed as part of an acquisition during fiscal 2008. The Company's contributions to its Retirement Plan were approximately $10.1 million, $7.3 million, and $6.4 million for the fiscal years ended July 29, 2017, July 30, 2016 and August 1, 2015, respectively.
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
In an effort to provide for the benefits associated with the Deferral Plans and the Millbrook Deferred Compensation Plan, the Company owns whole-life insurance contracts on the plan participants. The cash surrender value of these policies included in Other Assets in the Consolidated Balance Sheet was $21.5 million and $18.1 million at July 29, 2017 and July 30, 2016, respectively. The changes in the cash surrender value of these policies are recorded as a gain or loss in Other, net within "Other expense (income)," in the Company's consolidated statements of income.
At July 29, 2017, total future obligations including interest, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement, were as follows:

Fiscal Year	(In thousands)
2018	$1,067
2019	1,146
2020	940
2021	787
2022	696
2023 and thereafter	3,070
$7,706

12.	INCOME TAXES
For the fiscal year ended July 29, 2017, income (loss) before income taxes consists of $211.5 million from U.S. operations and $2.9 million from foreign operations. For the fiscal year ended July 30, 2016, income before income taxes consists of $208.8 million from U.S. operations and $(0.6) million from foreign operations. For the fiscal year ended August 1, 2015, income before income taxes consists of $227.4 million from U.S. operations and $2.4 million from foreign operations.

Total federal and state income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal year ended July 29, 2017
U.S. Federal	$70,669	$(1,874)	$68,795
State & Local	14,653	(82)	14,571
Foreign	837	65	902
	$86,159	$(1,891)	$84,268
Fiscal year ended July 30, 2016
U.S. Federal	$57,157	$11,383	$68,540
State & Local	12,718	1,310	14,028
Foreign	101	(213)	(112)
	$69,976	$12,480	$82,456
Fiscal year ended August 1, 2015
U.S. Federal	$60,848	$13,209	$74,057
State & Local	14,119	2,098	16,217
Foreign	729	32	761
	$75,696	$15,339	$91,035
Total income tax expense (benefit) was different than the amounts computed using the United States statutory income tax rate of 35% applied to income before income taxes as a result of the following:

	Fiscal year ended
	July 29, 2017	July 30, 2016	August 1, 2015
	(In thousands)
Computed "expected" tax expense	$75,048	$72,878	$80,419
State and local income tax, net of Federal income tax benefit	9,694	9,412	10,547
Non-deductible expenses	1,951	1,549	1,551
Tax effect of share-based compensation	29	86	165
General business credits	(915)	(135)	(365)
Other, net	(1,539)	(1,334)	(1,282)
Total income tax expense	$84,268	$82,456	$91,035

The income tax expense (benefit) for the years ended July 29, 2017 , July 30, 2016 and August 1, 2015 was allocated as follows:

	July 29, 2017	July 30, 2016	August 1, 2015
	(In thousands)
Income tax expense	$84,268	$82,456	$91,035
Stockholders' equity, difference between compensation expense for tax purposes and amounts recognized for financial statement purposes	1,320	83	(2,746)
Other comprehensive income	3,222	(2,050)	(293)
	$88,810	$80,489	$87,996

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and deferred tax liabilities at July 29, 2017 and July 30, 2016 are presented below:

	July 29, 2017	July 30, 2016
	(In thousands)
Deferred tax assets:
Inventories, principally due to additional costs inventoried for tax purposes	$9,416	$10,682
Compensation and benefits related	35,482	25,453
Accounts receivable, principally due to allowances for uncollectible accounts	5,639	4,734
Accrued expenses	4,466	7,519
Net operating loss carryforwards	940	1,059
Interest rate swap agreements	—	2,343
Other deferred tax assets	—	29
Total gross deferred tax assets	55,943	51,819
Less valuation allowance	—	—
Net deferred tax assets	$55,943	$51,819
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$59,414	$62,030
Intangible assets	53,633	48,996
Interest rate swap agreements	876	—
Other	218	785
Total deferred tax liabilities	114,141	111,811
Net deferred tax liabilities	$(58,198)	$(59,992)
Current deferred income tax assets	$40,635	$35,228
Non-current deferred income tax liabilities	(98,833)	(95,220)
	$(58,198)	$(59,992)

In assessing the need to establish a valuation reserve for the recoverability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. As of July 29, 2017, the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods in which the deferred tax assets are deductible. The Company also has the availability of future reversals of taxable temporary differences that are expected to generate taxable income in the future. Therefore, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not at July 29, 2017 and correspondingly no valuation allowance has been established.
At July 29, 2017, the Company had net operating loss carryforwards of approximately $2.6 million for federal income tax purposes. The federal carryforwards are subject to an annual limitation of approximately $0.3 million under Internal Revenue Code Section 382. The carryforwards expire at various times between fiscal years 2018 and 2028.
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state jurisdictions. UNFI Canada files income tax returns in Canada and certain of its provinces. U.S. federal income tax examination years prior to 2014 have either statutorily or administratively been closed with the Internal Revenue Service, and with limited exception, the fiscal tax years that remain subject to examination by state jurisdictions range from the Company's fiscal 2013 to fiscal 2016.
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the fiscal year ended July 29, 2017, the net tax benefit realized in the consolidated statement of income was de minimis. For the fiscal year ended July 30, 2016, the net tax benefit realized by the Company in the consolidated statement of income was de minimis. For the fiscal year ended August 1, 2015, the Company recognized net tax benefits of $0.5 million in its consolidated statement of income.

The retained earnings of the Company's non-U.S. subsidiary that have not been subject to U.S. tax are $18.5 million at July 29, 2017. The Company considers these unremitted earnings to be indefinitely reinvested; therefore, we have not provided a deferred tax liability for any residual U.S. tax that may be due upon repatriation of these earnings. Because of the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

13.	BUSINESS SEGMENTS
The Company has several operating divisions aggregated under the wholesale segment, which is the Company's only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of "Other." "Other" includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in importing, roasting, packaging and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company's branded product lines, and the Company's brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company's customers. "Other" also includes certain corporate operating expenses that are not allocated to operating divisions, which include, among other expenses, stock based compensation, depreciation, and salaries, retainers, and other related expenses of certain officers and all directors. As the Company continues to expand its business and serve its customers through our national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the "Other" category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of "Unallocated Expenses." The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly. The Company has long-lived assets of $27.3 million held in Canada as of July 29, 2017.
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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated (Income)/ Expenses	Consolidated
	(In thousands)
Fiscal year ended July 29, 2017
Net sales	$9,210,815	$232,192	$(168,536)	$—	$9,274,471
Restructuring and asset impairment expenses	2,922	3,942	—	—	6,864
Operating income (loss)	247,419	(21,857)	463	—	226,025
Interest expense	—	—	—	17,114	17,114
Interest income	—	—	—	(360)	(360)
Other, net	—	—	—	(5,152)	(5,152)
Income before income taxes					214,423
Depreciation and amortization	83,063	2,988	—	—	86,051
Capital expenditures	53,328	2,784	—	—	56,112
Goodwill	353,234	18,025	—	—	371,259
Total assets	2,724,069	203,154	(40,660)	—	2,886,563
Fiscal year ended July 30, 2016
Net sales	8,395,821	238,691	(164,226)	—	8,470,286
Restructuring and asset impairment expenses	2,811	2,741	—	—	5,552
Operating income (loss)	228,476	(3,488)	(879)	—	224,109
Interest expense	—	—	—	16,259	16,259
Interest income	—	—	—	(1,115)	(1,115)
Other, net	—	—	—	743	743
Income before income taxes					208,222
Depreciation and amortization	68,278	2,728	—	—	71,006
Capital expenditures	39,464	1,911	—	—	41,375
Goodwill	348,143	18,025	—	—	366,168
Total assets	2,672,620	201,603	(22,068)	—	2,852,155
Fiscal year ended August 1, 2015
Net sales	8,099,818	225,520	(140,360)	—	8,184,978
Restructuring and asset impairment expenses	803	—	—	—	803
Operating income (loss)	234,525	8,394	(962)	—	241,957
Interest expense	—	—	—	14,498	14,498
Interest income	—	—	—	(356)	(356)
Other, net	—	—	—	(1,954)	(1,954)
Income before income taxes					229,769
Depreciation and amortization	64,452	(652)	—	—	63,800
Capital expenditures	125,217	3,917	—	—	129,134
Goodwill	248,909	17,731	—	—	266,640
Total assets	2,369,490	189,149	(17,645)	—	2,540,994

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain key interim financial information for the fiscal years ended July 29, 2017 and July 30, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2017
Net sales	$2,278,364	$2,285,518	$2,369,556	$2,341,033	$9,274,471
Gross profit	349,016	344,945	366,361	368,599	1,428,921
Income before income taxes	48,533	42,028	60,325	63,537	214,423
Net income	29,217	25,482	36,587	38,869	130,155
Per common share income
Basic:	$0.58	$0.50	$0.72	$0.77	$2.57
Diluted:	$0.58	$0.50	$0.72	$0.76	$2.56
Weighted average basic
Shares outstanding	50,475	50,587	50,601	50,617	50,570
Weighted average diluted
Shares outstanding	50,599	50,755	50,801	50,947	50,775
Market Price
High	$50.06	$49.39	$45.99	$42.38	$50.06
Low	$38.55	$40.81	$39.47	$34.60	$34.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands except per share data)
2016
Net sales	$2,076,649	$2,047,712	$2,132,104	$2,213,821	$8,470,286
Gross profit	313,937	297,518	322,433	345,463	1,279,351
Income before income taxes	50,135	37,742	62,676	57,669	208,222
Net income	30,131	22,683	38,271	34,681	125,766
Per common share income
Basic:	$0.60	$0.45	$0.76	$0.69	$2.50
Diluted:	$0.60	$0.45	$0.76	$0.69	$2.50
Weighted average basic
Shares outstanding	50,194	50,326	50,350	50,381	50,313
Weighted average diluted
Shares outstanding	50,313	50,388	50,379	50,516	50,399
Market Price
High	$55.69	$52.07	$43.02	$52.18	$55.69
Low	$44.05	$33.85	$29.75	$33.16	$29.75

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 29, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of July 29, 2017, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of July 29, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended July 29, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in part, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on December 13, 2017 (the "2017 Proxy Statement") under the captions "Directors and Nominees for Director," "Executive Officers of the Company," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Committees of the Board of Directors—Audit Committee" and is incorporated herein by this reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2017 Proxy Statement under the captions "Non-employee Director Compensation," "Executive Compensation", "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" and is incorporated herein by this reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained, in part, in the 2017 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by this reference.
The following table provides certain information with respect to equity awards under our equity compensation plans as of July 29, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	1,598,800	(1)	$49.52	(1)	1,389,248	(2)
Plans not approved by stockholders	69,549	(3)	—	(3)	—
Total	1,668,349		$49.52		1,389,248

(1)
Includes 944,997 restricted stock units under the 2012 Plan, 252,290 performance-based restricted stock units under the 2012 Plan and 130,457 stock options under the 2012 Plan, 72,824 restricted stock units under the 2004 Plan, 80,070 stock options under the 2004 Plan and 118,162 stock options under the 2002 Plan. Restricted stock units and performance stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2017 Proxy Statement under the caption "Certain Relationships and Related Transactions" and "Director Independence" and is incorporated herein by this reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2017 Proxy Statement under the caption "Fees Paid to KPMG LLP" and is incorporated herein by this reference.

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
ITEM 16.    FORM 10-K SUMMARY
None.

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

Exhibit No.	Description
10.9**
Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.10**
Form of Restricted Stock Unit Award Agreement, pursuant to the Amended and Restated 2004 Equity Incentive Plan (Director) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.11**
Form of Non-Statutory Stock Option Award Agreement, pursuant to the 2002 Stock Incentive Plan (Employee) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 28, 2012 (File No. 1-15723)).

10.12**
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

10.14**	United Natural Foods, Inc. 2012 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 18, 2012 (File No. 1-15723)) (the “2012 Equity Plan”).
10.15**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.16**
Form of Terms and Conditions of Grant of Non-Statutory Stock Options to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 (File No. 1-15723)).

10.17**
Form of Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

10.18**
Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 26, 2013) (File No. 1-15723).

Exhibit No.	Description
10.19**
Terms and Conditions of Grant of Non-Statutory Stock Options to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer , and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.20**
Terms and Conditions of Grant of Restricted Share Units to Employee, pursuant to the 2012 Equity Plan, effective September 17, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.21**
United Natural Foods, Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 16, 2015 (File No. 1-15723)) (the “A&R 2012 Equity Plan”).

10.22**
Form of Terms and Conditions of Grant of (Pro-Rata Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.23**
Form of Terms and Conditions of Grant of (Cliff Vesting) Restricted Share Units to Employee, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.24**
Form of Terms and Conditions of Grant of Restricted Share Units to Director, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.25**	Fiscal 2016 Senior Management Cash Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 1, 2015 (File No. 1-15723)).
10.26**	Fiscal 2017 Senior Management Annual Cash Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2016 (File No. 1-15723)).
10.27**	United Natural Foods, Inc. Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011 (File No. 1-15723)).
10.28**	United Natural Foods, Inc. Deferred Stock Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2011(File No. 1-15723)).
10.29**
Offer Letter, dated August 7, 2015, between Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.30	Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 (File No. 1-15723)).
10.31	Form of Modification of Indemnification Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).

Exhibit No.	Description
10.32	Revised Form Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended August 3, 2013 (File No. 1-15723)).
10.33**
Form of Change in Control Agreement between the Registrant and Craig Smith and Christopher Testa (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2010 (File No. 1-15723)).

10.34**
Form of Severance Agreement between the Registrant and each of Michael Funk, Craig Smith, Christopher Testa, and Joseph J. Traficanti (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on April 7, 2008 (File No. 1-15723)).

10.35**
Severance Agreement between the Registrant and Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, dated April 20, 2016 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.36**
Change in Control Agreement between the Registrant and Michael P. Zechmeister, Senior Vice President and Chief Financial Officer, dated April 20, 2016 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.37
Real Estate Term Notes between the Registrant and City National Bank, dated April 28, 2000 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (File No. 1-15723)).

10.38+
Agreement for the Distribution of Products between the Registrant and Whole Foods Market Distribution, Inc., effective September 28, 2015 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 (File No. 1-15723)).

10.39+
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

10.40+
Term Loan Agreement dated August 12, 2014, by and among United Natural Foods, Inc. and Albert's Organics, Inc., as Borrowers, the Lenders party thereto, Bank of America, N.A. as Administrative Agent for the Lenders, and the other parties thereto (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 20, 2014 (File No. 1-15723)).

10.41+
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

10.42
Second Amendment Agreement dated September 1, 2016, by and among United Natural Foods, Inc. and Albert’s Organics, Inc. as Borrowers, the Lenders that are party to the Term Loan Agreement dated August 14, 2014, and Bank of America, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.43 **
Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the 2012 Equity Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 2, 2014 (File No. 1-15723)).

10.44**
Form of Two-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.45**
Form of One-Year CEO Performance-Based Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

Exhibit No.	Description
10.46**
Form of One-Year Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended July 30, 2016 (File No. 1-15723)).

10.47
Lease between ALCO Cityside Federal LLC, and the Registrant, dated October 14, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.48
Amendment to Lease between ALCO Cityside Federal LLC, and the Registrant, dated May 12, 2009 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 (File No. 1-15723)).

10.49
Second Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated May 10, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.50
Third Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated August 7, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.51
Fourth Amendment to Lease between ALCO Cityside Federal LLC and the Registrant, dated October 20, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

10.52**
Employment Agreement, dated as of October 28, 2016, by and among United Natural Foods, Inc., and Steven L. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.53**
Form of Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.54**
Form of Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.55**
Form of Performance-Based Vesting Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.56**
Form of Performance-Based Vesting Restricted Share Unit Award Agreement pursuant to the A&R 2012 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 2, 2016 (File No. 1-15723)).

10.57**
Form of Severance Agreement between the Registrant and each of Christopher Testa, Danielle Benedict, Eric Dorne, Paul Green, Sean Griffin, John Hummel, Joseph Traficanti, and Michael Zechmeister (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2017 (File No. 1-15723)).

10.58**
Form of Change in Control Agreement between the Registrant and each of Christopher Testa, Danielle Benedict, Eric Dorne, Paul Green, Sean Griffin, John Hummel, Joseph Traficanti, and Michael Zechmeister (incorporated by reference to the Registrant’s Quarterly Report on Form 8-K, filed on December 22, 2016 (File No. 1-15723)).

10.59* **	Form of Terms and Conditions of Grant of Restricted Share Units to Employee pursuant to the A&R 2012 Equity Plan.
10.60* **	Form of Performance-Based Vesting Restricted Share Unit Award Agreement, pursuant to the A&R 2012 Equity Plan.
10.61* **	Fiscal 2018 Senior Management Annual Cash Incentive Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Dated: September 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN L. SPINNER	President, Chief Executive Officer and Chairman (Principal Executive Officer)	September 26, 2017
Steven L. Spinner
/s/ MICHAEL P. ZECHMEISTER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2017
Michael P. Zechmeister
/s/ ERIC F. ARTZ	Director	September 26, 2017
Eric F. Artz
/s/ ANN TORRE BATES	Director	September 26, 2017
Ann Torre Bates
/s/ DENISE M. CLARK	Director	September 26, 2017
Denise M. Clark
/s/ DAPHNE J. DUFRESNE	Director	September 26, 2017
Daphne J. Dufresne
/s/ MICHAEL S. FUNK	Director	September 26, 2017
Michael S. Funk
/s/ JAMES P. HEFFERNAN	Director	September 26, 2017
James P. Heffernan
/s/ PETER A. ROY	Director	September 26, 2017
Peter A. Roy