Form 10-Q
period 2017-10-28
UNITED NATURAL FOODS INC
filed 2017-12-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes X  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2017 there were 50,400,870 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	October 28, 2017	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,155	$15,414
Accounts receivable, less allowances of $15,566 and $13,939	598,718	525,636
Inventories	1,167,529	1,031,690
Deferred income taxes	—	40,635
Prepaid expenses and other current assets	51,540	49,295
Total current assets	1,838,942	1,662,670
Property & equipment, net	588,638	602,090
Goodwill	370,811	371,259
Intangible assets, less accumulated amortization of $53,441 and $49,926	204,421	208,289
Other assets	43,500	42,255
Total assets	$3,046,312	$2,886,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638,538	$534,616
Accrued expenses and other current liabilities	164,815	157,243
Current portion of long-term debt	12,224	12,128
Total current liabilities	815,577	703,987
Notes payable	287,806	223,612
Deferred income taxes	58,998	98,833
Other long-term liabilities	28,883	28,347
Long-term debt, excluding current portion	146,960	149,863
Total liabilities	1,338,224	1,204,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 50,963 shares issued and 50,801 shares outstanding at October 28, 2017, 50,622 shares issued and outstanding at July 29, 2017	509	506
Additional paid-in capital	464,466	460,011
Treasury stock at cost	(6,449)	—
Accumulated other comprehensive loss	(15,505)	(13,963)
Retained earnings	1,265,067	1,235,367
Total stockholders’ equity	1,708,088	1,681,921
Total liabilities and stockholders’ equity	$3,046,312	$2,886,563

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended
	October 28, 2017	October 29, 2016
Net sales	$2,457,545	$2,278,364
Cost of sales	2,090,329	1,929,348
Gross profit	367,216	349,016
Operating expenses	312,109	295,677
Operating income	55,107	53,339
Other expense (income):
Interest expense	3,667	4,522
Interest income	(91)	(99)
Other expense (income), net	(863)	383
Total other expense, net	2,713	4,806
Income before income taxes	52,394	48,533
Provision for income taxes	21,889	19,316
Net income	$30,505	$29,217
Basic per share data:
Net income	$0.60	$0.58
Weighted average basic shares of common stock outstanding	50,817	50,475
Diluted per share data:
Net income	$0.60	$0.58
Weighted average diluted shares of common stock outstanding	50,957	50,599

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended
	October 28, 2017	October 29, 2016
Net income	$30,505	$29,217
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	664	1,595
Foreign currency translation adjustments	(2,206)	(1,901)
Total other comprehensive loss	(1,542)	(306)
Total comprehensive income	$28,963	$28,911

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Stock option exercises and restricted stock vestings, net of tax	341	3			(4,241)			(4,238)
Share-based compensation					7,275			7,275
Repurchase of common stock			162	(6,449)				(6,449)
Other					107			107
Fair value of swap agreements, net of tax						664		664
Foreign currency translation						(2,206)		(2,206)
Net income							30,505	30,505
Balances at October 28, 2017	50,963	$509	162	$(6,449)	$464,466	$(15,505)	$1,265,067	1,708,088

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	13-Week Period Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,505	$29,217
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,442	21,215
Share-based compensation	7,275	6,653
Loss on disposals of property and equipment	103	265
Gain associated with disposal of investments	(699)	—
Excess tax deficit from share-based payment arrangements	—	1,421
Deferred income taxes	891	—
Provision for doubtful accounts	1,656	626
Non-cash interest expense (income)	344	(96)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(75,416)	(43,272)
Inventories	(136,641)	(55,127)
Prepaid expenses and other assets	(3,174)	1,581
Accounts payable	72,400	33,913
Accrued expenses and other liabilities	8,284	(3,651)
Net cash used in operating activities	(72,030)	(7,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,257)	(9,198)
Purchases of acquired businesses, net of cash acquired	(11)	(10,074)
Proceeds from disposals of property and equipment	34	—
Proceeds from disposal of investments	756	—
Net cash used in investing activities	(4,478)	(19,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,985)	(367)
Repurchase of common stock	(6,449)	—
Proceeds from borrowings under revolving credit line	173,581	94,356
Repayments of borrowings under revolving credit line	(109,229)	(99,408)
Increase in bank overdraft	31,873	29,787
Proceeds from exercise of stock options	151	—
Payment of employee restricted stock tax withholdings	(4,389)	(1,160)
Excess tax deficit from share-based payment arrangements	—	(1,421)
Capitalized debt issuance costs	—	(180)
Net cash provided by financing activities	82,553	21,607
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(304)	(117)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,741	(5,037)
Cash and cash equivalents at beginning of period	15,414	18,593
Cash and cash equivalents at end of period	$21,155	$13,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,667	$4,522
Cash paid for federal and state income taxes, net of refunds	$2,559	$2,873

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 28, 2017 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods, however, may not be indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation and amortization expense. Operating expenses also include depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $138.0 million and $126.9 million for the first quarter of fiscal 2018 and 2017, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. We are currently reviewing the provisions of the new standard and evaluating its impact on the Company's consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU has changed aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The Company adopted the new standard in the first quarter of fiscal 2018. Accordingly, the Company will account for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. During the 13 weeks ended October 28, 2017, the Company recognized $0.9 million of income tax expense related to tax deficiencies for share-based payments. In addition, the Company elected to account for forfeitures as they occur and recorded a cumulative adjustment to retained earnings and additional paid-in capital as of July 30, 2017, the first day of fiscal 2018, of approximately $0.8 million and $1.3 million, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which for the Company was the 13-week period ended October 28, 2017. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2018 and it resulted in a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $40.6 million as of October 28, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which has been updated by multiple amending ASUs and supersedes existing revenue recognition requirements. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. The new standard permits either of the following implementation approaches: (i) a full retrospective application with restatement of each period presented in the financial statements with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of adopting the guidance recognized as of the date of initial application (“modified retrospective method”).
The Company will adopt this new guidance in the first quarter of fiscal 2019 and is currently in the process of selecting a transition method and evaluating the impact of its adoption on the Company's consolidated financial statements, footnote disclosures and accounting policies. The impact of the new standard to the financial statements, footnote disclosures and accounting policies cannot be reasonably estimated at this time, however the Company continues to progress through its implementation assessment plan. As part of our assessment work to-date, we have formed an implementation work team, completed our scoping of revenue streams under the new ASU, reviewed certain material contracts with customers within our wholesale distribution segment to assess impacts of the ASU, and begun documentation of potential impacts of the ASU on our revenue streams. Additionally, we have begun our review of the enhanced disclosure requirements under this new standard.
3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisition

Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru, Inc. ("Gourmet Guru"). Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.0 million, subject to certain customary post-closing adjustments. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. During the first quarter of fiscal 2018, in finalizing the purchase accounting related to the Gourmet Guru acquisition, the Company recorded an increase to goodwill of approximately $0.2 million with a decrease to prepaid expenses. The goodwill of $10.3 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. Operations have been combined with the Company's existing wholesale distribution business and therefore results are not separable from the rest of the wholesale distribution business. The Company has not furnished pro forma financial information relating to this acquisition as such information is not material to the Company's financial results.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2017 Cost Saving and Efficiency Initiatives. During fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company recorded total restructuring costs of $6.9 million during the fiscal year ended July 29, 2017, all of which was recorded in the second half of fiscal 2017. Of the total restructuring costs recorded, $6.6 million was primarily related to severance and other employee separation and transition costs and $0.3 million was due to an early lease termination and facility closing costs for the Company's Gourmet Guru facility in Bronx, New York.

The following is a summary of the restructuring costs the Company recorded in fiscal 2017, as well as the remaining liability as of October 28, 2017 (in thousands):

	Restructuring Costs Recorded in Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of October 28, 2017
Severance and other employee separation and transition costs	$6,606	$(3,750)	$2,856
Early lease termination and facility closing costs	258	(258)	—
Total	$6,864	$(4,008)	$2,856

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended
	October 28, 2017	October 29, 2016
Basic weighted average shares outstanding	50,817	50,475
Net effect of dilutive stock awards based upon the treasury stock method	140	124
Diluted weighted average shares outstanding	50,957	50,599

For the first quarter of fiscal 2018 and fiscal 2017, there were 155,041 and 48,808 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of October 28, 2017, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly
August 3, 2022	$120.0	1.7950%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at October 28, 2017 and are reflected at their fair value of $3.3 million included in "Other Assets" in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the first quarter of fiscal 2018. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of October 28, 2017 and July 29, 2017:

	Fair Value at October 28, 2017			Fair Value at July 29, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	—	$3,293	—	—	$2,491	—
Liabilities:
Interest Rate Swap	—	—	—	—	(308)	—

The fair value of the Company's other financial instruments including accounts receivable, notes receivable, accounts payable and certain accrued expenses are derived using Level 2 inputs and approximate carrying amounts due to the short-term nature of these instruments. The fair value of notes payable approximate carrying amounts as they are variable rate instruments. The carrying amount of notes payable approximates fair value as interest rates on the credit facility approximates current market rates (Level 2 criteria).
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

	October 28, 2017		July 29, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$159,184	$165,652	$161,991	$169,058

7.                                      TREASURY STOCK

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. Repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. The Company may also implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Under this program, the Company purchased 162,073 shares of the Company's common stock at an aggregate cost of $6.4 million in the first quarter of fiscal 2018. The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

8.         BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company's brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company's customers. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions, which include, among other expenses, stock based compensation, depreciation, and salaries, retainers, and other related expenses of certain officers and all directors. As the Company continues to expand its business and serve its customers through our national platform, these corporate expense amounts have increased, which is the primary driver behind the increasing operating losses within the “Other” category below. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated (Income)/Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended October 28, 2017:
Net sales	$2,444,658	$57,432	$(44,545)	$—	$2,457,545
Operating income (loss)	59,956	(4,591)	(258)	—	55,107
Interest expense	—	—	—	3,667	3,667
Interest income	—	—	—	(91)	(91)
Other, net	—	—	—	(863)	(863)
Income before income taxes					52,394
Depreciation and amortization	21,539	903	—	—	22,442
Capital expenditures	4,177	1,080	—	—	5,257
Goodwill	352,786	18,025	—	—	370,811
Total assets	2,919,476	171,239	(44,403)	—	3,046,312

13-Week Period Ended October 29, 2016:
Net sales	$2,260,900	$57,740	$(40,276)	$—	$2,278,364
Operating income (loss)	58,663	(5,168)	(156)	—	53,339
Interest expense	—	—	—	4,522	4,522
Interest income	—	—	—	(99)	(99)
Other, net	—	—	—	383	383
Income before income taxes					48,533
Depreciation and amortization	20,691	524	—	—	21,215
Capital expenditures	8,355	843	—	—	9,198
Goodwill	357,201	18,025	—	—	375,226
Total assets	2,771,800	198,915	(27,674)	—	2,943,041

9.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 28, 2017 and July 29, 2017 consisted of the following (in thousands):

	October 28, 2017	July 29, 2017
Accrued salaries and employee benefits	$49,095	$63,937
Workers' compensation and automobile liabilities	22,986	22,774
Interest rate swap liability	—	308
Other	92,734	70,224
Total accrued expenses and other current liabilities	$164,815	$157,243

10.                                      NOTES PAYABLE

On April 29, 2016, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third A&R Credit Agreement") amending and restating certain terms and provisions of its revolving credit facility which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to the Company's U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Third A&R Credit Agreement, the amended and restated revolving credit facility provides an option to increase the U.S. or Canadian revolving commitments by up to an additional $600.0 million in the aggregate (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.

The borrowings of the U.S. portion of the amended and restated revolving credit facility, after giving effect to the Third A&R Credit Agreement, accrued interest at the base rate plus an applicable margin of 0.25% or LIBOR rate plus an applicable margin of 1.25% for the twelve-month period ended April 29, 2017. After this period, the interest on the U.S. borrowings is accrued at the Company's option, at either (i) a base rate (generally defined as the highest of (x) the Bank of America Business Capital prime rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum and (z) one-month LIBOR plus one percent (1%) per annum) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) the LIBOR rate plus an applicable margin that varies depending on daily average aggregate availability. The borrowings on the Canadian portion of the credit facility accrued interest at the Canadian prime rate plus an applicable margin of 0.25% or a bankers' acceptance equivalent rate plus an applicable margin of 1.25% for the twelve-month period ended April 29, 2017. After this period, the borrowings on the Canadian portion of the credit facility accrue interest, at the Company's option, at either (i) a Canadian prime rate (generally defined as the highest of (x) 0.50% over 30-day Reuters Canadian Deposit Offering Rate ("CDOR") for bankers' acceptances, (y) the prime rate of Bank of America, N.A.'s Canada branch, and (z) a bankers' acceptance equivalent rate for a one month interest period plus 1.00%) plus an applicable margin that varies depending on daily average aggregate availability, or (ii) a bankers' acceptance equivalent rate of the rate of interest per annum equal to the annual rates applicable to Canadian Dollar bankers' acceptances on the "CDOR Page" of Reuter Monitor Money Rates Service, plus five basis points, and an applicable margin that varies depending on daily average aggregate availability. Unutilized commitments are subject to an annual fee in the amount of 0.30% if the total outstanding borrowings are less than 25% of the aggregate commitments, or a per annum fee of 0.25% if such total outstanding borrowings are 25% or more of the aggregate commitments. The Company is also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the stated amount of each such letter of credit (or such other amount as may be mutually agreed by the borrowers under the facility and the applicable letter of credit issuer), as well as a fee to all lenders equal to the applicable margin for LIBOR or bankers’ acceptance equivalent rate loans, as applicable, times the average daily stated amount of all outstanding letters of credit.

As of October 28, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $882.6 million. As of October 28, 2017, the Company had $287.8 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $31.0 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $563.8 million as of October 28, 2017.

The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the first quarter of fiscal 2018.

The revolving credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.

11.                                      LONG-TERM DEBT

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of October 28, 2017, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of October 28, 2017, the Company had borrowings of $116.1 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.05%. The capital lease obligation as of October 28, 2017 was $12.9 million. The Company recorded $0.4 million of interest expense related to this lease during each of the first quarters of fiscal 2018 and 2017.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of October 28, 2017 was $30.1 million. The Company recorded $0.6 million of interest expense related to this lease during each of the first quarters of fiscal 2018 and 2017.

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

•
our ability to reduce our expenses in amounts sufficient to offset our increased focus on sales to conventional supermarkets and supermarket chains and the resulting lower gross margins on those sales;

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

•
consumer demand for natural and organic products outpacing suppliers' ability to produce those products and challenges we may experience in obtaining sufficient amounts of products to meet our customers' demands;

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

•
our ability to realize the anticipated benefits from our restructuring program in conjunction with various cost saving and efficiency initiatives, including acquisition integration, severance and transition related costs, as well as the opening of the Company's shared services center, all within the cost estimates and timing currently contemplated;

•
the possibility that the tax reforms, including the reduction in the corporate tax rates, currently being debated in the United States Congress are not signed into law or the implementation of those tax reforms is delayed; and

•	the potential for business disruptions in connection with the opening of the Company’s shared services center.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2017, and any other cautionary language in this Quarterly Report on Form 10-Q or our other reports filed with the Securities and Exchange Commission (the "SEC") from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor focused primarily on the natural, organic and specialty products industry. We offer more than 110,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. ("Whole Foods Market"); conventional supermarkets, which include mass market chains; and other which includes foodservice and international customers outside of Canada.
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦	our broadline natural, organic and specialty distribution business in the United States, which includes our recent acquisitions of Haddon and Gourmet Guru;

◦	Tony's Fine Foods ("Tony's"), which is a leading distributor of a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have successfully implemented the WMS system at fifteen of our facilities including most recently in Chesterfield, New Hampshire, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, Richburg, South Carolina, Howell, New Jersey, and Atlanta, Georgia. We expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2019. These steps and others are intended to promote operational efficiencies and further reduce our operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

 We have been the primary distributor to Whole Foods Market for more than nineteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 35% and 33% of our net sales for the first quarter of fiscal 2018 and 2017, respectively.

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

In March 2016, the Company acquired all of the outstanding equity securities of Nor-Cal and an affiliated entity as well as certain real estate, in a cash transaction for approximately $67.8 million. Nor-Cal is a distributor with its primary operations located in West Sacramento, California. Our acquisition of Nor-Cal has aided us in our efforts to expand our fresh offering, particularly within conventional produce. Nor-Cal's operations have been combined with the existing Albert's business.

In May 2016, the Company completed its acquisition of all outstanding equity securities of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products primarily throughout the Eastern United States. Haddon has a history of providing quality high-touch merchandising services to its customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

In August 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru in a cash transaction for approximately $10.0 million. Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. We believe that our acquisition of Gourmet Guru enhances our strength in finding and cultivating emerging fresh and organic brands and further expands our presence in key urban markets. Gourmet Guru's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. As of October 28, 2017, our distribution capacity totaled approximately 8.7 million square feet. We have completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. Based on our current operations and customers, we believe that we are unlikely to open or commence construction on a new distribution center during the remainder of fiscal 2018.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to our distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017, we believe our critical accounting policies include the following: (i) determining our reserves for the self-insured portions of our workers’ compensation and automobile liabilities, (ii) valuation of assets and liabilities acquired in business combinations, (iii) valuation of goodwill and intangible assets, and (iv) income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended
	October 28, 2017	October 29, 2016
Net sales	100.0%	100.0%
Cost of sales	85.1%	84.7%
Gross profit	14.9%	15.3%
Operating expenses	12.7%	13.0%
Operating income	2.2%	2.3%
Other expense (income):
Interest expense	0.1%	0.2%
Interest income	—%	—%
Other, net	—%	—%
Total other expense, net	0.1%	0.2%
Income before income taxes	2.1%	2.1%
Provision for income taxes	0.9%	0.8%
Net income	1.2%	1.3%

First Quarter of Fiscal 2018 Compared To First Quarter of Fiscal 2017

Net Sales

Our net sales for the first quarter of fiscal 2018 increased approximately 7.9%, or $179.2 million, to $2.46 billion from $2.28 billion for the first quarter of fiscal 2017. Our net sales by customer channels for the first quarter of fiscal 2018 and 2017 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	October 28, 2017	% of Net Sales		October 29, 2016		% of Net Sales
Supernatural chains	$853	35%		$747		33%
Independently owned natural products retailers	639	26%		600		26%
Conventional supermarkets	704	28%	*	672		30%
Other	262	11%		260		11%
Total	$2,458	100%		$2,278	*	100%
*Total reflects rounding

During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket and other channels for the first quarter of fiscal 2017 increased approximately $20 million and $3 million, respectively, compared to the previously reported amounts, while net sales to the independent retailer channel for the first quarter of fiscal 2017 decreased approximately $23 million compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the first quarter of fiscal 2018 increased by approximately $106 million, or 14%, as compared to the first quarter of fiscal 2017, and accounted for approximately 35% and 33% of our total net sales for the first quarter of fiscal 2018 and 2017, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales that Whole Foods Market experienced following its acquisition by Amazon.com, Inc. in August 2017. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independent retailer channel increased by approximately $39 million, or 7%, during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, and accounted for approximately 26% of our total net sales for both the first quarter of fiscal 2018 and 2017. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the first quarter of fiscal 2018 increased by approximately $32 million, or 5%, compared to the first quarter of fiscal 2017, and represented approximately 28% and 30% of our total net sales for the first quarter of fiscal 2018 and 2017, respectively. The increase in net sales to conventional supermarkets was primarily driven by growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $2 million, or 1%, for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, and accounted for approximately 11% of our total net sales for each of the first quarters of fiscal 2018 and 2017. The increase in other net sales was primarily driven by growth in our e-commerce business.

As we continue to aggressively pursue new customers, expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for fiscal 2018 to grow over fiscal 2017 levels. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru have also enhanced our ability to offer our customers a more comprehensive set of products than many of our competitors. We believe that our projected net sales growth will come from both sales to new customers (including as a result of acquisitions) and an increase in the number of products that we sell to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Cost of Sales and Gross Profit

Our gross profit increased approximately 5.2%, or $18.2 million, to $367.2 million for the first quarter of fiscal 2018, from $349.0 million for the first quarter of fiscal 2017. Our gross profit as a percentage of net sales was 14.94% for the first quarter of fiscal 2018 compared to 15.32% for the first quarter of fiscal 2017. The decline in gross profit as a percentage of net sales in the first quarter of fiscal 2018 was primarily due to a shift in customer mix where sales growth with lower margin customers outpaced growth with other customers.

Operating Expenses

Our total operating expenses increased approximately 5.6%, or $16.4 million, to $312.1 million for the first quarter of fiscal 2018, from $295.7 million for the first quarter of fiscal 2017. As a percentage of net sales, total operating expenses were 12.70% for the first quarter of fiscal 2018 compared to 12.98% for the first quarter of fiscal 2017. The year-over-year decrease in operating expenses as a percentage of net sales was primarily driven by leveraging of fixed costs on increased net sales. This was partially offset by increased costs incurred to fulfill the increased demand for our products, including overtime labor, outside storage and transportation costs, and increased healthcare costs.

Total operating expenses also included share-based compensation expense of $7.3 million and $6.7 million for the first quarter of fiscal 2018 and 2017, respectively. This increase is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income increased approximately 3.3%, or $1.8 million, to $55.1 million for the first quarter of fiscal 2018, from $53.3 million for the first quarter of fiscal 2017. As a percentage of net sales, operating income was 2.24% for the first quarter of fiscal 2018 compared to 2.34% for the first quarter of fiscal 2017.

Other Expense (Income)

Other expense, net decreased approximately $2.1 million to $2.7 million for the first quarter of fiscal 2018 compared to $4.8 million for the first quarter of fiscal 2017. Interest expense was $3.7 million for the first quarter of fiscal 2018 compared to $4.5 million for the first quarter of fiscal 2017. The decrease in interest expense was due to a reduction in outstanding debt in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Interest income was $0.1 million in each of the first quarter of fiscal 2018 and 2017. Other income was $0.9 million for the first quarter of fiscal 2018, compared to $0.4 million of other expense for the first quarter of fiscal 2017.

Provision for Income Taxes

Our effective income tax rate was 41.8% and 39.8% for the first quarter of fiscal 2018 and 2017, respectively. The increase in the effective income tax rate for the first quarter of fiscal 2018 was primarily due to the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, during the first quarter of fiscal 2018, which resulted in an unfavorable discrete item of $0.9 million during the quarter. The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision.  Previously, these amounts were recognized in additional paid-in capital.

Tax reforms, including a meaningful reduction in the corporate tax rates, are under consideration by the United States Congress.  Although there can be no assurance of the impact on the Company of potential federal tax reform in the United States, if the corporate tax rate reduction contemplated by the Senate and House of Representatives is signed into law without new offsetting increases, then we would expect that our effective tax rate would be significantly reduced resulting in a meaningful increase to both our net income and earnings per diluted share.

Net Income

Reflecting the factors described in more detail above, net income increased $1.3 million to $30.5 million, or $0.60 per diluted share, for the first quarter of fiscal 2018, compared to $29.2 million, or $0.58 per diluted share, for the first quarter of fiscal 2017.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We intend to continue to utilize cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. During the quarter ended October 28, 2017, we announced our intent to repurchase up to $200.0 million of shares of our common stock. Purchases under this program will be financed with cash generated from our operations and borrowings under our amended and restated revolving credit facility. To the extent that we borrow funds to purchase these shares, our debt levels and interest expense will rise. We intend to manage capital expenditures to approximately 0.6% to 0.7% of net sales for fiscal 2018. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2018 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity issuances, long-term debt or borrowings under our amended and restated revolving credit facility.

The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada's profits as it has no assessable profits arising in or derived from the United States and we intend to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

On April 29, 2016, we entered into the Third Amended and Restated Loan and Security Agreement (the “Third A&R Credit Agreement”) amending and restating certain terms and provisions of our revolving credit facility, which increased the maximum borrowings under the amended and restated revolving credit facility and extended the maturity date to April 29, 2021. Up to $850.0 million is available to our U.S. subsidiaries and up to $50.0 million is available to UNFI Canada. After giving effect to the Third A&R Credit Agreement, the amended and restated revolving credit facility provides an option to increase the U.S. or Canadian revolving commitments by up to an additional $600.0 million in the aggregate (but in not less than $10.0 million increments) subject to certain customary conditions and the lenders committing to provide the increase in funding.

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

As of October 28, 2017, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $882.6 million. As of October 28, 2017, the Company had $287.8 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $31.0 million in letter of credit commitments which reduced the Company's available borrowing capacity under the facility on a dollar for dollar basis. The Company's resulting remaining availability was $563.8 million as of October 28, 2017.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the first quarter of fiscal 2018.

The revolving credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries’ accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of October 28, 2017, the Company was in compliance with the financial covenants of the Term Loan Agreement.

As of October 28, 2017, the Company had borrowings of $116.1 million under the Term Loan Agreement which is included in “Long-term debt” in the Condensed Consolidated Balance Sheet.

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has a notional amount of $120.0 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $120.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under ASC 815, Derivatives and Hedging.

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

Our capital expenditures for the 13-week period ended October 28, 2017 were $5.3 million, compared to $9.2 million for the 13-week period ended October 29, 2016, a decrease of $3.9 million. We believe that our capital requirements for fiscal 2018 will be between 0.6% and 0.7% of net sales. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base and also relate to the buildout of our shared services center. We believe that our capital requirements after fiscal 2018 will be consistent with our anticipated fiscal 2018 requirements, as a percentage of net sales, although we plan to continue to invest in technology and we may need to expand our facilities if customer demand continues to grow. We anticipate that future investments and acquisitions will be financed through our amended and restated revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.

Net cash used in operations was $72.0 million for the 13-week period ended October 28, 2017, an increase of $64.8 million from the $7.3 million used in operations for the 13-week period ended October 29, 2016. The primary reasons for the net cash used in operations for the 13-week period ended October 28, 2017 were an increase in inventories of $136.6 million due to increased buying in advance of the holidays and an increase in accounts receivable of $75.4 million due to the timing of collections, offset by an increase in accounts payable of $72.4 million, net income of $30.5 million, depreciation and amortization of $22.4 million, and share-based compensation expense of $7.3 million.

The primary reasons for the net cash used in operations for the 13-week period ended October 29, 2016 were an increase in inventories of $55.1 million and an increase in accounts receivable of $43.3 million, offset by an increase in accounts payable of $33.9 million, net income of $29.2 million and depreciation and amortization of $21.2 million.

Days in inventory was 48 days as of October 28, 2017 and July 29, 2017. Days sales outstanding was 21 days as of October 28, 2017 and July 29, 2017. Working capital increased by $64.7 million, or 6.7%, from $958.7 million at July 29, 2017 to $1.02 billion at October 28, 2017.

Net cash used in investing activities decreased $14.8 million to $4.5 million for the 13-week period ended October 28, 2017, compared to $19.3 million for the 13-week period ended October 29, 2016. This change was primarily due to a decrease in cash paid for acquisitions in the 13-week period ended October 28, 2017 compared to the 13-week period ended October 29, 2016 and a decrease in capital spending of $3.9 million.

Net cash provided by financing activities was $82.6 million for the 13-week period ended October 28, 2017. The net cash provided by financing activities was primarily due to gross repayments on our amended and restated revolving credit facility and long term debt of $109.2 million and $3.0 million, respectively, offset by borrowings on our amended and restated revolving credit facility of $173.6 million and increases in checks outstanding in excess of deposits of $31.9 million. Net cash provided by financing activities was $21.6 million for the 13-week period ended October 29, 2016, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $99.4 million and $0.4 million, respectively, offset by gross borrowings under our amended and restated revolving credit facility of $94.4 million and increases in checks outstanding in excess of deposits of $29.8 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of October 28, 2017, we were not a party to any such agreements. As of October 29, 2016, we had entered into agreements which required us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualified and were accounted for using the “normal purchase” exception under Accounting Standards Codification 815, Derivatives and Hedging, as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. As discussed in more detail in Note 6 of the condensed consolidated financial statements, we have entered into interest rate swap agreements to fix our effective interest rate for a portion of the borrowings under our term loan. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 29, 2017.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business. There are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2017 the Company announced that its Board of Directors had authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. Repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. The Company may also implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended October 28, 2017:

(In thousands, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period:
July 30, 2017 to September 2, 2017	—	—	—	—
September 3, 2017 to September 30, 2017	—	—	—	—
October 1, 2017 to October 28, 2017	162,073	$39.79	162,073	$193,551
Total	162,073	$39.79	162,073	$193,551

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  December 7, 2017