Form 10-Q
period 2018-01-27
UNITED NATURAL FOODS INC
filed 2018-03-08
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2018
OR
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

As of March 5, 2018 there were 50,409,083 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	January 27, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,401	$15,414
Accounts receivable, less allowances of $19,784 and $13,939	629,362	525,636
Inventories	1,140,928	1,031,690
Deferred income taxes	—	40,635
Prepaid expenses and other current assets	61,481	49,295
Total current assets	1,857,172	1,662,670
Property & equipment, net	578,053	602,090
Goodwill	363,841	371,259
Intangible assets, less accumulated amortization of $59,712 and $49,926	200,831	208,289
Other assets	49,783	42,255
Total assets	$3,049,680	$2,886,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$627,085	$534,616
Accrued expenses and other current liabilities	159,301	157,243
Current portion of long-term debt	12,322	12,128
Total current liabilities	798,708	703,987
Notes payable	287,039	223,612
Deferred income taxes	36,257	98,833
Other long-term liabilities	29,140	28,347
Long-term debt, excluding current portion	143,796	149,863
Total liabilities	1,294,940	1,204,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 50,972 shares issued and 50,408 shares outstanding at January 27, 2018, 50,622 shares issued and outstanding at July 29, 2017	510	506
Additional paid-in capital	471,118	460,011
Treasury stock at cost	(22,237)	—
Accumulated other comprehensive loss	(10,204)	(13,963)
Retained earnings	1,315,553	1,235,367
Total stockholders’ equity	1,754,740	1,681,921
Total liabilities and stockholders’ equity	$3,049,680	$2,886,563

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net sales	$2,528,011	$2,285,518	$4,985,556	$4,563,882
Cost of sales	2,156,489	1,940,573	4,246,818	3,869,921
Gross profit	371,522	344,945	738,738	693,961
Operating expenses	320,076	298,674	632,185	594,351
Restructuring and asset impairment expenses	11,242	—	11,242	—
Total operating expenses	331,318	298,674	643,427	594,351
Operating income	40,204	46,271	95,311	99,610
Other expense (income):
Interest expense	4,233	4,441	7,900	8,963
Interest income	(96)	(97)	(187)	(196)
Other expense (income), net	(418)	(101)	(1,281)	282
Total other expense, net	3,719	4,243	6,432	9,049
Income before income taxes	36,485	42,028	88,879	90,561
Provision for income taxes (benefit)	(14,001)	16,546	7,888	35,862
Net income	$50,486	$25,482	$80,991	$54,699
Basic per share data:
Net income	$1.00	$0.50	$1.60	$1.08
Weighted average basic shares of common stock outstanding	50,449	50,587	50,633	50,531
Diluted per share data:
Net income	$0.99	$0.50	$1.59	$1.08
Weighted average diluted shares of common stock outstanding	50,741	50,755	50,849	50,677
See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net income	$50,486	$25,482	$80,991	$54,699
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	2,256	3,483	2,920	5,078
Foreign currency translation adjustments	3,045	1,281	839	(620)
Total other comprehensive income	5,301	4,764	3,759	4,458
Total comprehensive income	$55,787	$30,246	$84,750	$59,157

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Stock option exercises and restricted stock vestings, net of tax	350	4			(4,160)			(4,156)
Share-based compensation					13,846			13,846
Repurchase of common stock			565	(22,237)				(22,237)
Other					107			107
Fair value of swap agreements, net of tax						2,920		2,920
Foreign currency translation						839		839
Net income							80,991	80,991
Balances at January 27, 2018	50,972	$510	565	$(22,237)	$471,118	$(10,204)	$1,315,553	$1,754,740

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	26-Week Period Ended
	January 27, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,991	$54,699
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	44,249	42,458
Share-based compensation	13,846	14,011
Loss on disposals of property and equipment	100	395
Gain associated with disposal of investments	(699)	—
Excess tax deficit from share-based payment arrangements	—	1,413
Restructuring and asset impairment	3,370	—
Goodwill impairment	7,872	—
Deferred income taxes	(22,733)	—
Provision for doubtful accounts	5,569	3,217
Non-cash interest expense (income)	956	(24)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(109,097)	(26,140)
Inventories	(108,979)	30,759
Prepaid expenses and other assets	(13,508)	(20,514)
Accounts payable	60,636	9,363
Accrued expenses and other liabilities	2,308	(12,728)
Net cash (used in) provided by operating activities	(35,119)	96,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,535)	(22,674)
Purchase of businesses, net of cash acquired	(19)	(9,982)
Proceeds from disposals of property and equipment	36	18
Proceeds from disposal of investments	756	—
Long-term investment	(3,010)	(2,000)
Net cash used in investing activities	(17,772)	(34,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,054)	(5,658)
Repurchase of common stock	(22,237)	—
Proceeds from borrowings under revolving credit line	311,061	136,787
Repayments of borrowings under revolving credit line	(247,632)	(169,618)
Increase (decrease) in bank overdraft	31,708	(9,076)
Proceeds from exercise of stock options	268	165
Payment of employee restricted stock tax withholdings	(4,424)	(1,191)
Excess tax deficit from share-based payment arrangements	—	(1,413)
Capitalized debt issuance costs	—	(180)
Net cash provided by (used in) financing activities	62,690	(50,184)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	188	(22)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,987	12,065
Cash and cash equivalents at beginning of period	15,414	18,593
Cash and cash equivalents at end of period	$25,401	$30,658

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,900	$8,963
Cash paid for federal and state income taxes, net of refunds	$36,929	$45,944

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 27, 2018 (unaudited)

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $146.4 million and $129.0 million for the second quarter of fiscal 2018 and 2017, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $284.4 million and $255.9 million for the first 26 weeks of fiscal 2018 and 2017, respectively.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. Refer to Note 8, Income Taxes, for disclosure regarding the Company’s implementation of SAB 118.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU has changed aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The Company adopted the new standard in the first quarter of fiscal 2018. Accordingly, the Company will account for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized a de minimis amount of income tax expense related to tax deficiencies for share-based payments for the 13-week period ended January 27, 2018 and $0.9 million of income tax expense related to tax deficiencies for share-based payments for the 26-week period ended January 27, 2018. In addition, the Company elected to account for forfeitures as they occur and recorded a cumulative adjustment to retained earnings and additional paid-in capital as of July 30, 2017, the first day of fiscal 2018, of approximately $0.8 million and $1.3 million, respectively.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. In addition, this ASU expands the disclosure requirements of lease arrangements. This ASU will require the Company to recognize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases, which the Company believes will result in a significant impact to its consolidated balance sheets. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The ASU is effective for public companies with interim and annual periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. The Company expects to adopt this standard in the first quarter of fiscal 2020 and has begun an initial assessment plan to determine the impacts of this ASU on the Company's consolidated financial statements and any necessary changes to our accounting policies, processes and controls, and, if required, our systems.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new pronouncement is effective for public companies with annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which for the Company was the first quarter of fiscal 2018. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2018 and it resulted in a reclassification from current deferred income tax assets to noncurrent deferred income tax liabilities of $40.6 million. All future adjustments will be reported as noncurrent.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which has been updated by multiple amending ASUs and supersedes existing revenue recognition requirements. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the ASU requires new, enhanced quantitative and qualitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017, which for the Company will be the first quarter of the fiscal year ending August 3, 2019. The new standard permits either of the following adoption methods: (i) a full retrospective application with restatement of each period presented in the financial statements with the option to elect certain practical expedients, or (ii) a retrospective application with the cumulative effect of adopting the guidance recognized as of the date of initial application (“modified retrospective method”).
The Company will adopt this new guidance in the first quarter of fiscal 2019 and preliminarily expects to use the modified retrospective method. The Company's evaluation of the impact of the adoption of the ASU on the consolidated financial statements, footnote disclosures and accounting policies is ongoing and the impact cannot be reasonably estimated at this time. The Company continues to progress through its implementation plan and expects to complete its impact assessment in the third quarter of fiscal 2018. As part of our assessment work to-date, we have completed our scoping of revenue streams, began reviewing contracts with customers and began documenting the impacts of the ASU on our wholesale distribution and other segments. After we have finalized our assessment, we will implement new policies, processes and controls to support revenue recognition under the new standard throughout the remainder of fiscal 2018.

3.                                      ACQUISITIONS

Wholesale Segment - Wholesale Distribution Acquisition

Gourmet Guru, Inc. On August 10, 2016, the Company acquired all of the outstanding equity securities of Gourmet Guru, Inc. ("Gourmet Guru"). Gourmet Guru is a distributor and merchandiser of fresh and organic food focusing on new and emerging brands. Total cash consideration related to this acquisition was approximately $10.0 million. The fair value of identifiable intangible assets acquired was determined by using an income approach. The identifiable intangible asset recorded based on a provisional valuation consisted of customer lists of $1.0 million, which are being amortized on a straight-line basis over an estimated useful life of approximately two years. During the first quarter of fiscal 2018, the Company recorded an increase to goodwill of approximately $0.2 million with a decrease to prepaid expenses. The goodwill of $10.3 million represents the future economic benefits expected to arise that could not be individually identified and separately recognized. During the first quarter of fiscal 2018, the Company finalized its purchase accounting related to the Gourmet Guru acquisition. Operations have been combined with the Company's existing wholesale distribution business and therefore results are not separable from the rest of the wholesale distribution business. The Company has not furnished pro forma financial information relating to this acquisition as such information is not material to the Company's financial results.

4.                                      RESTRUCTURING ACTIVITIES AND ASSET IMPAIRMENTS

2018 Earth Origins Market. During the second quarter of fiscal 2018, the Company recorded restructuring and asset impairment expenses of $11.4 million related to the Company's Earth Origins Market retail business. The Company made the decision in the second quarter of fiscal 2018 to close three non-core, under-performing stores of its total twelve stores which resulted in restructuring costs of $0.2 million related to severance and closure costs.

Based on the decision to close these stores, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.3 million on long-lived assets and $7.9 million to goodwill, respectively. Both of these charges are recorded in the Company's "Other" segment. The Company expects to incur additional restructuring charges primarily related to future exit costs of approximately $2.6 million during the second half of fiscal 2018.

2017 Cost Saving and Efficiency Initiatives. During fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company recorded total restructuring costs of $6.9 million during the fiscal year ended July 29, 2017, all of which was recorded in the second half of fiscal 2017. Of the total restructuring costs recorded, $6.6 million was primarily related to severance and other employee separation and transition costs and $0.3 million was due to an early lease termination and facility closing costs for the Company's Gourmet Guru facility in Bronx, New York. During the second quarter of fiscal 2018 the Company performed an analysis on the remaining restructuring cost liability and as a result, recorded a benefit of $0.2 million. This is included in "payments and other adjustments" in the table below.

The following is a summary of the restructuring costs the Company recorded in fiscal 2017, as well as the remaining liability as of January 27, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of January 27, 2018
Severance and other employee separation and transition costs	$6,606	$(5,428)	$1,178
Early lease termination and facility closing costs	258	(258)	—
Total	$6,864	$(5,686)	$1,178

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended		26-Week Period Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Basic weighted average shares outstanding	50,449	50,587	50,633	50,531
Net effect of dilutive stock awards based upon the treasury stock method	292	168	216	146
Diluted weighted average shares outstanding	50,741	50,755	50,849	50,677

For the second quarters of fiscal 2018 and fiscal 2017, there were 292,703 and 36,986 anti-dilutive share-based awards outstanding, respectively. For the first 26 weeks of fiscal 2018 and 2017, there were 581,618 and 40,862 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of January 27, 2018, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly
August 3, 2022	$117.5	1.7950%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at January 27, 2018 and are reflected at their fair value of $6.4 million included in "Other Assets" in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the second quarter and first 26 weeks of fiscal 2018. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of January 27, 2018 and July 29, 2017:

	Fair Value at January 27, 2018			Fair Value at July 29, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	—	$6,394	—	—	$2,491	—
Liabilities:
Interest Rate Swap	—	—	—	—	(308)	—

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

	January 27, 2018		July 29, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$156,118	$162,406	$161,991	$169,058

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

Under this program, the Company purchased 402,587 shares of the Company's common stock at an aggregate cost of $15.8 million in the second quarter of fiscal 2018 and 564,660 shares of the Company's common stock at an aggregate cost of $22.2 million in the 26-week period ended January 27, 2018. The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

8.                                      INCOME TAXES

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most TCJA provisions is for tax years beginning after December 31, 2017. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for the Company until our fiscal year beginning August 2018.

Given the significance of the legislation, the SEC staff issued SAB 118, which allows registrants to record provisional amounts concerning TCJA impacts during a one year “measurement period” similar to that used when accounting for business combinations. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

Provisional estimates have been recorded during the second quarter of fiscal 2018 for the estimated impact of the TCJA based on information that is currently available to the Company. These provisional estimates are comprised of amounts (including the tax basis of assets and liabilities) that will be finalized in connection with the Company's July 2017 tax returns, a rate reduction for fiscal 2018 to a 27% blended federal tax rate, a re-measurement of deferred tax balances to the new statutory 21% rate and the one-time mandatory repatriation transition tax. The Company estimates that the re-measurement of deferred taxes resulted in a provisional $21.9 million net benefit and the repatriation transition tax has an immaterial impact because of foreign tax credits available to the Company. As the Company completes its analysis of the TCJA, changes may be made to provisional estimates, and such changes will be reflected in the period in which the related adjustments are made.

9.         BUSINESS SEGMENTS

The Company has several operating divisions aggregated under the wholesale segment, which is the Company’s only reportable segment. These operating divisions have similar products and services, customer channels, distribution methods and historical margins. The wholesale segment is engaged in the national distribution of natural, organic and specialty foods, produce and related products in the United States and Canada. The Company has additional operating divisions that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a retail division, which engages in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company's brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company's customers. “Other” also includes certain corporate operating expenses that are not allocated to operating divisions, which include, among other expenses, stock based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Non-operating expenses that are not allocated to the operating divisions are under the caption of “Unallocated (Income)/Expenses.” The Company does not record its revenues for financial reporting purposes by product group, and it is therefore impracticable for the Company to report them accordingly.

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended January 27, 2018:
Net sales	$2,514,670	$55,493	$(42,152)	$—	$2,528,011
Restructuring and asset impairment expenses	67	11,175	—	—	11,242
Operating income (loss)	53,941	(16,549)	2,812	—	40,204
Interest expense	—	—	—	4,233	4,233
Interest income	—	—	—	(96)	(96)
Other, net	—	—	—	(418)	(418)
Income before income taxes					36,485
Depreciation and amortization	21,437	370	—	—	21,807
Capital expenditures	9,426	852	—	—	10,278
Goodwill	353,688	10,153	—	—	363,841
Total assets	2,909,175	183,180	(42,675)	—	3,049,680

13-Week Period Ended January 28, 2017:
Net sales	$2,271,289	$51,377	$(37,148)	$—	$2,285,518
Operating income (loss)	52,562	(6,518)	227	—	46,271
Interest expense	—	—	—	4,441	4,441
Interest income	—	—	—	(97)	(97)
Other, net	—	—	—	(101)	(101)
Income before income taxes					42,028
Depreciation and amortization	20,587	656	—	—	21,243
Capital expenditures	12,374	1,102	—	—	13,476
Goodwill	352,369	18,024	—	—	370,393
Total assets	2,677,578	220,598	(28,173)	—	2,870,003

	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
26-Week Period Ended January 27, 2018:
Net sales	$4,959,328	$112,925	$(86,697)	$—	$4,985,556
Restructuring and asset impairment expenses	67	11,175	—	—	11,242
Operating income (loss)	113,897	(21,140)	2,554	—	95,311
Interest expense	—	—	—	7,900	7,900
Interest income	—	—	—	(187)	(187)
Other, net	—	—	—	(1,281)	(1,281)
Income before income taxes					88,879
Depreciation and amortization	42,976	1,273	—	—	44,249
Capital expenditures	13,607	1,928	—	—	15,535
Goodwill	353,688	10,153	—	—	363,841
Total assets	2,909,175	183,180	(42,675)	—	3,049,680

26-Week Period Ended January 28, 2017:
Net sales	$4,532,189	$109,117	$(77,424)	$—	$4,563,882
Operating income (loss)	111,225	(11,686)	71	—	99,610
Interest expense	—	—	—	8,963	8,963
Interest income	—	—	—	(196)	(196)
Other, net	—	—	—	282	282
Income before income taxes					90,561
Depreciation and amortization	41,278	1,180	—	—	42,458
Capital expenditures	20,729	1,945	—	—	22,674
Goodwill	352,369	18,024	—	—	370,393
Total assets	2,677,578	220,598	(28,173)	—	2,870,003

10.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of January 27, 2018 and July 29, 2017 consisted of the following (in thousands):

	January 27, 2018	July 29, 2017
Accrued salaries and employee benefits	$61,040	$63,937
Workers' compensation and automobile liabilities	23,613	22,774
Interest rate swap liability	—	308
Other	74,648	70,224
Total accrued expenses and other current liabilities	$159,301	$157,243

11.                                      NOTES PAYABLE

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

As of January 27, 2018, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $882.4 million. As of January 27, 2018, the Company had $287.0 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $30.3 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $565.0 million as of January 27, 2018.

The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the second quarter of fiscal 2018.
The revolving credit facility also allows for the lenders thereunder to syndicate the credit facility to other banks and lending institutions. The Company has pledged the majority of its and its subsidiaries' accounts receivable and inventory for its obligations under the amended and restated revolving credit facility.

12.                                      LONG-TERM DEBT

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of January 27, 2018, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of January 27, 2018, the Company had borrowings of $113.7 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building is recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.05%. The capital lease obligation as of January 27, 2018 was $12.7 million. The Company recorded $0.4 million of interest expense during each of the second quarters of fiscal 2018 and 2017 and $0.8 million during each of the first 26 weeks of fiscal 2018 and 2017.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of January 27, 2018 was $29.8 million. The Company recorded $0.5 million and $0.6 million of interest expense related to this lease during the second quarters of fiscal 2018 and 2017, respectively. During each of the first 26 weeks of fiscal 2018 and 2017, the Company recorded $1.1 million of interest expense related to this lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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

•
our ability to realize the anticipated benefits from our decision to close certain of our Earth Origins Market (“Earth Origins”) stores and for the restructuring costs related to Earth Origins to be within our current estimates;

•	the possibility that we may recognize restructuring charges with respect to our Earth Origins business in excess of those estimated for the second half of fiscal 2018;

•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act ("TCJA"), including additional guidance that may be issued by federal and state taxing authorities.

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

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor focused primarily on the natural, organic and specialty products industry. We offer more than 110,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. ("Whole Foods Market"); conventional supermarkets, which include mass market chains; and other which includes e-commerce, foodservice and international customers outside of Canada.
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦
our broadline natural, organic and specialty distribution business in the United States, which includes our recent acquisitions of Haddon House Food Products, Inc. ("Haddon") and Gourmet Guru, Inc. ("Gourmet Guru");

◦	Tony's Fine Foods ("Tony's"), which is a leading distributor of a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States;

◦
Albert's Organics, Inc. ("Albert's"), which is a leading distributor of organically grown produce and non-produce perishable items within the United States, which includes the operations of Global Organic/Specialty Source, Inc. ("Global Organic") and Nor-Cal Produce, Inc. ("Nor-Cal"), a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

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

In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general, increased market share as a result of our high quality service and a broader product selection, including specialty products, and the acquisition of, or merger with, natural and specialty products distributors; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce. As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform ("WMS"). We have successfully implemented the WMS system at fifteen of our facilities including most recently in Chesterfield, New Hampshire, Iowa City, Iowa, Greenwood, Indiana, Dayville, Connecticut, Gilroy, California, Richburg, South Carolina, Howell, New Jersey, and Atlanta, Georgia. We expect to complete the roll-out to all of our existing U.S. broadline facilities by the end of fiscal 2019. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and conventional supermarket channels and as a result of additional competition in our business.

 We have been the primary distributor to Whole Foods Market for more than nineteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 37% and 34% of our net sales for the second quarter of fiscal 2018 and 2017, respectively. For the first 26 weeks of fiscal 2018 and 2017, Whole Foods Market accounted for approximately 36% and 33% of our net sales, respectively.

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

In May 2016, the Company acquired all outstanding equity securities of Haddon and certain affiliated entities and real estate for total cash consideration of approximately $217.5 million. Haddon is a distributor and merchandiser of natural and organic and gourmet ethnic products primarily throughout the Eastern United States. Haddon has a history of providing quality high-touch merchandising services to its customers. Haddon has a diverse, multi-channel customer base including conventional supermarkets, gourmet food stores and independently owned product retailers. Our acquisition of Haddon has expanded the product and service offering that we expect to play an important role in our ongoing strategy to build out our gourmet and ethnic product categories. Haddon's operations have been combined with the Company's existing broadline natural, organic and specialty distribution business in the United States.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. We have made significant capital expenditures and incurred considerable expenses in connection with the opening and expansion of our facilities. As of January 27, 2018, our distribution capacity totaled approximately 8.7 million square feet. We have completed our multi-year expansion plan, which included new distribution centers in Racine, Wisconsin, Hudson Valley, New York, Prescott, Wisconsin, and Gilroy, California from which we began operations in June 2014, September 2014, April 2015 and February 2016, respectively. Based on our current operations, sales trends, customers and estimates of future sales growth, we believe that we are likely to commence construction and open new distribution center capacity in fiscal 2019.

During the second quarter of fiscal 2018, the Company recorded restructuring and asset impairment expenses of $11.2 million which was primarily driven by charges related to our Earth Origins retail business of approximately $11.4 million, offset by a benefit of $0.2 million related to an adjustment for our fiscal 2017 restructuring program.

During the second quarter of fiscal 2018, the Company made the decision to close three non-core, under-performing Earth Origins stores of its total twelve stores which resulted in restructuring costs of $0.2 million related to severance and closure costs.

Based on the decision to close these stores, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.3 million on long-lived assets and $7.9 million to goodwill, respectively. Both of these charges are recorded in the Company's "Other" segment. The Company expects to incur additional restructuring charges primarily related to future exit costs of approximately $2.6 million during the second half of fiscal 2018.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move between, our various distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended			26-Week Period Ended
	January 27, 2018		January 28, 2017	January 27, 2018		January 28, 2017
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	85.3%		84.9%	85.2%		84.8%
Gross profit	14.7%		15.1%	14.8%		15.2%
Operating expenses	12.7%		13.1%	12.7%		13.0%
Restructuring and asset impairment expenses	0.4%		—%	0.2%		—%
Total operating expenses	13.1%		13.1%	12.9%		13.0%
Operating income	1.6%		2.0%	1.9%		2.2%
Other expense (income):
Interest expense	0.2%		0.2%	0.2%		0.2%
Interest income	—%		—%	—%		—%
Other, net	—%		—%	—%		—%
Total other expense, net	0.1%	*	0.2%	0.1%	*	0.2%
Income before income taxes	1.4%	*	1.8%	1.8%		2.0%
Provision for income taxes (benefit)	(0.6)%		0.7%	0.2%		0.8%
Net income	2.0%		1.1%	1.6%		1.2%
* Total reflects rounding

Second Quarter of Fiscal 2018 Compared To Second Quarter of Fiscal 2017

Net Sales

Our net sales for the second quarter of fiscal 2018 increased approximately 10.6%, or $242.5 million, to $2.53 billion from $2.29 billion for the second quarter of fiscal 2017. Our net sales by customer channels for the second quarter of fiscal 2018 and 2017 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	January 27, 2018	% of Net Sales	January 28, 2017	% of Net Sales
Supernatural chains	$931	37%	$781	34%
Independently owned natural products retailers	619	24%	586	26%
Conventional supermarkets	728	29%	684	30%
Other	250	10%	235	10%
Total	$2,528	100%	$2,286	100%

During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket channel for the second quarter of fiscal 2017 increased approximately $18 million, compared to the previously reported amounts, while net sales to the independent retailer channel for the second quarter of fiscal 2017 decreased approximately $18 million compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the second quarter of fiscal 2018 increased by approximately $150 million, or 19%, as compared to the second quarter of fiscal 2017, and accounted for approximately 37% and 34% of our total net sales for the second quarter of fiscal 2018 and 2017, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales that Whole Foods Market experienced following its acquisition by Amazon.com, Inc. in August 2017. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independent retailer channel increased by approximately $33 million, or 6%, during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, and accounted for approximately 24% and 26% of our total net sales for the second quarter of fiscal 2018 and 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the second quarter of fiscal 2018 increased by approximately $44 million, or 6%, compared to the second quarter of fiscal 2017, and represented approximately 29% and 30% of our total net sales for the second quarter of fiscal 2018 and 2017, respectively. The increase in net sales to conventional supermarkets was primarily driven by growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $15 million, or 6%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, and accounted for approximately 10% of our total net sales for each of the second quarters of fiscal 2018 and 2017. The increase in other net sales was primarily driven by growth in our e-commerce business.

As we continue to aggressively pursue new customers, expand relationships with existing customers and pursue opportunistic acquisitions, we expect net sales for fiscal 2018 to grow over fiscal 2017 levels. We believe that the integration of our specialty business into our national platform has allowed us to attract customers that we would not have been able to attract without that business and will continue to allow us to pursue a broader array of customers as many customers seek a single source for their natural, organic and specialty products. We believe that our acquisitions of Haddon, Nor-Cal, Global Organic and Gourmet Guru have also enhanced our ability to offer our customers a more comprehensive set of products than many of our competitors. We believe that our projected net sales growth will come from both sales to new customers and sales to existing customers. We expect that most of this net sales growth will occur in our lower gross margin supernatural and conventional supermarket channels. Although sales to these customers typically generate lower gross margins than sales to customers within our independent retailer channel, they also typically carry a lower average cost to serve than sales to our independent customers.

Gross Profit

Our gross profit increased approximately 7.7%, or $26.6 million, to $371.5 million for the second quarter of fiscal 2018, from $344.9 million for the second quarter of fiscal 2017. Our gross profit as a percentage of net sales was 14.70% for the second quarter of fiscal 2018 compared to 15.09% for the second quarter of fiscal 2017. The decline in gross profit as a percentage of net sales in the second quarter of fiscal 2018 was primarily due to a shift in customer mix where sales growth with lower margin customers outpaced growth with other customers coupled with an increase in inbound freight costs.

Operating Expenses

Our total operating expenses increased approximately 10.9%, or $32.6 million, to $331.3 million for the second quarter of fiscal 2018, from $298.7 million for the second quarter of fiscal 2017. As a percentage of net sales, total operating expenses were 13.11% for the second quarter of fiscal 2018 compared to 13.07% for the second quarter of fiscal 2017. The increase in operating expenses in the second quarter of fiscal 2018 was driven by increased costs incurred to fulfill the increased demand for our products and restructuring and impairment charges of $11.2 million primarily related to our Earth Origins retail business. Total operating expenses also included share-based compensation expense of $6.6 million and $7.4 million for the second quarter of fiscal 2018 and 2017, respectively. This decrease is primarily due to a decrease in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income decreased approximately 13.1%, or $6.1 million, to $40.2 million for the second quarter of fiscal 2018, from $46.3 million for the second quarter of fiscal 2017. As a percentage of net sales, operating income was 1.59% for the second quarter of fiscal 2018 compared to 2.02% for the second quarter of fiscal 2017.

Other Expense (Income)

Other expense, net decreased approximately $0.5 million to $3.7 million for the second quarter of fiscal 2018 compared to $4.2 million for the second quarter of fiscal 2017. Interest expense was $4.2 million for the second quarter of fiscal 2018 compared to $4.4 million for the second quarter of fiscal 2017. The decrease in interest expense was due to a reduction in outstanding debt in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Interest income was $0.1 million in each of the second quarters of fiscal 2018 and 2017. Other income was $0.4 million for the second quarter of fiscal 2018, compared to $0.1 million of other income for the second quarter of fiscal 2017.

Provision for Income Taxes

Our effective income tax rate was a benefit of 38.4% for the second quarter of fiscal 2018, compared to an expense of 39.4% for the second quarter of fiscal 2017. The decrease in the effective income tax rate was driven by a $6.5 million tax benefit which was recorded as result of the new lower federal tax rate, as well as a net tax benefit of approximately $21.9 million as a result of the impact of the re-measurement of U.S. net deferred tax liabilities at the new lower corporate income tax rate.

Net Income

Reflecting the factors described in more detail above, net income increased $25.0 million to $50.5 million, or $0.99 per diluted common share, for the second quarter of fiscal 2018, compared to $25.5 million, or $0.50 per diluted common share, for the second quarter of fiscal 2017.

26-Week Period Ended January 27, 2018 Compared To 26-Week Period Ended January 28, 2017

Net Sales

Our net sales increased approximately 9.2%, or $421.7 million, to $4.99 billion for the 26-week period ended January 27, 2018, from $4.56 billion for the 26-week period ended January 28, 2017. Our net sales by customer channel for the 26-week period ended January 27, 2018 and January 28, 2017 were as follows (in millions):

	Net Sales for the 26-Week Period Ended
Customer Channel	January 27, 2018	% of Net Sales	January 28, 2017	% of Net Sales
Supernatural chains	$1,784	36%	$1,528	33%
Independently owned natural products retailers	1,258	25%	1,185	26%
Conventional supermarket	1,432	29%	1,356	30%
Other	512	10%	495	11%
Total	$4,986	100%	$4,564	100%

During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket channel and other channel for the 26-week period ended January 28, 2017 increased approximately $38 million and $3 million, respectively, compared to the previously reported amounts, while net sales to the independent retailer channel for the 26-week period ended January 28, 2017 decreased approximately $41 million compared to the previously reported amounts.
Net sales to the supernatural chain channel for the 26-week period ended January 27, 2018 increased by approximately $256 million, or 17%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the 26-week period ended January 27, 2018 compared to 33% for the 26-week period ended January 28, 2017. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales that Whole Foods Market experienced following its acquisition by Amazon.com, Inc. in August 2017. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independent retailer channel increased by approximately $73 million, or 6%, during the 26-week period ended January 27, 2018 compared to the 26-week period ended January 28, 2017, and accounted for 25% and 26% of our total net sales for the first 26 weeks of fiscal 2018 and 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the 26-week period ended January 27, 2018 increased by approximately $76 million, or 6%, from the 26-week period ended January 28, 2017, and represented approximately 29% and 30% of total net sales for the 26-week period ended January 27, 2018 and January 28, 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $17 million, or 3%, during the 26-week period ended January 27, 2018 compared to the 26-week period ended January 28, 2017 and accounted for approximately 10% and 11% of total net sales for the first 26 weeks of fiscal 2018 and 2017, respectively. The increase in other net sales was primarily driven by growth in our e-commerce business.

Gross Profit

Our gross profit increased approximately 6.5%, or $44.8 million, to $738.7 million for the 26-week period ended January 27, 2018, from $694.0 million for the 26-week period ended January 28, 2017. Our gross profit as a percentage of net sales decreased to 14.82% for the 26-week period ended January 27, 2018 compared to 15.21% for the 26-week period ended January 28, 2017. The decline in gross profit as a percentage of net sales in fiscal 2018 was primarily due to a shift in customer mix where sales growth with lower margin customers outpaced growth with other customers coupled with an increase in inbound freight costs.

Operating Expenses

Our total operating expenses increased approximately 8.3%, or $49.1 million, to $643.4 million for the 26-week period ended January 27, 2018, from $594.4 million for the 26-week period ended January 28, 2017. As a percentage of net sales, total operating expenses decreased to approximately 12.91% for the 26-week period ended January 27, 2018, from approximately 13.02% for the 26-week period ended January 28, 2017. During the second quarter of fiscal 2018, the Company recorded restructuring and impairment charges of $11.2 million primarily related to charges recorded for our Earth Origins retail business. The year-over-year decrease in operating expenses as a percentage of net sales was primarily driven by leveraging of fixed costs on increased net sales. This was partially offset by restructuring and impairment charges and increased costs incurred to fulfill the increased demand for our products. Total operating expenses for the 26-week period ended January 27, 2018 also included share-based compensation expense of $13.8 million compared to $14.0 million in the 26-week period ended January 28, 2017.

Operating Income

Reflecting the factors described above, operating income decreased approximately 4.3%, or $4.3 million, to $95.3 million for the 26-week period ended January 27, 2018, from $99.6 million for the 26-week period ended January 28, 2017. As a percentage of net sales, operating income was 1.91% for the 26-week period ended January 27, 2018 as compared to 2.18% for the 26-week period ended January 28, 2017.

Other Expense (Income)

Other expense, net was $6.4 million and $9.0 million for the 26-week periods ended January 27, 2018 and January 28, 2017, respectively. Interest expense was $7.9 million for the 26-week period ended January 27, 2018 compared to $9.0 million for the 26-week period ended January 28, 2017. The decrease in interest expense was primarily due to a reduction in outstanding debt in year-over-year. Interest income was $0.2 million for each of the first 26 weeks of fiscal 2018 and 2017. Other income was $1.3 million for the 26-week period ended January 27, 2018 compared to other expense of $0.3 million for the 26-week period ended January 28, 2017. This increase to other income was driven by positive returns on the Company's company owned life insurance and equity method investment.

Provision for Income Taxes

Our effective income tax rate was 8.9% and 39.6% for the 26-week periods ended January 27, 2018 and January 28, 2017, respectively. The decrease in the effective income tax rate was driven by a $6.5 million tax benefit which was recorded as result of the new lower federal tax rate, as well as a net tax benefit of approximately $21.9 million as a result of the impact of the re-measurement of U.S. net deferred tax liabilities at the new lower corporate income tax rate.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $26.3 million to $81.0 million, or $1.59 per diluted common share, for the 26-week period ended January 27, 2018, compared to $54.7 million, or $1.08 per diluted common share, for the 26-week period ended January 28, 2017.

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

The Company has estimated an immaterial impact of the repatriation provision on earnings due to the foreign tax credits available to the Company. The Company has not recorded a tax provision for U.S. tax purposes on UNFI Canada's profits as it has no assessable profits arising in or derived from the United States and still intends to indefinitely reinvest accumulated earnings in the UNFI Canada operations.

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

As of January 27, 2018, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $882.4 million. As of January 27, 2018, the Company had $287.0 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $30.3 million in letter of credit commitments which reduced the Company's available borrowing capacity under the facility on a dollar for dollar basis. The Company's resulting remaining availability was $565.0 million as of January 27, 2018.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the second quarter of fiscal 2018.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of January 27, 2018, the Company was in compliance with the financial covenants of the Term Loan Agreement.

As of January 27, 2018, the Company had borrowings of $113.7 million under the Term Loan Agreement which is included in “Long-term debt” in the Condensed Consolidated Balance Sheet.

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has a notional amount of $117.5 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $117.5 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under Accounting Standard Codification ("ASC") 815, Derivatives and Hedging.

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

Our capital expenditures for the 26-week period ended January 27, 2018 were $15.5 million, compared to $22.7 million for the 26-week period ended January 28, 2017, a decrease of $7.1 million. We believe that our capital requirements for fiscal 2018 will be between 0.6% and 0.7% of net sales. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base and also relate to the buildout of our shared services center. Based on our current operations and customers and estimates of future demand for our products, we believe that we are likely to commence construction and open new distribution center capacity after fiscal 2018, which would increase our capital requirements when compared to fiscal 2018 estimates. We anticipate that future investments and acquisitions will be financed through our amended and restated revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.

Net cash used in operations was $35.1 million for the 26-week period ended January 27, 2018, a change of $132.0 million from the $96.9 million provided by operations for the 26-week period ended January 28, 2017. The primary reasons for the net cash used in operations for the 26-week period ended January 27, 2018 were an increase in accounts receivable of $109.1 million due to an increase in net sales and the timing of collections and an increase in inventories of $109.0 million, offset by an increase in accounts payable of $60.6 million, net income of $81.0 million and depreciation and amortization of $44.2 million.

The primary reasons for the net cash provided by operations for the 26-week period ended January 28, 2017 were net income of $54.7 million, depreciation and amortization of $42.5 million, share-based compensation expense of $14.0 million, and a decrease in inventories of $30.8 million, offset by an increase in accounts receivable of $26.1 million, and an increase in prepaid expenses and other assets of $20.5 million.

Days in inventory was 49 days as of January 27, 2018 compared to 48 days as of July 29, 2017. Days sales outstanding increased to 22 days as of January 27, 2018 from 21 days at July 29, 2017. Working capital increased by $99.8 million, or 10.4%, from $958.7 million at July 29, 2017 to $1.06 billion at January 27, 2018.

Net cash used in investing activities decreased $16.9 million to $17.8 million for the 26-week period ended January 27, 2018, compared to $34.6 million for the 26-week period ended January 28, 2017. This change was primarily due to a decrease in cash paid for acquisitions in the 26-week period ended January 27, 2018 compared to the 26-week period ended January 28, 2017 and a $7.1 million decrease in capital spending between periods.

Net cash provided by financing activities was $62.7 million for the 26-week period ended January 27, 2018. The net cash provided by financing activities was primarily due to borrowings on our amended and restated revolving credit facility of $311.1 million and increases in checks outstanding in excess of deposits of $31.7 million, offset by gross repayments on our amended and restated revolving credit facility of $247.6 million, share repurchases of $22.2 million and repayments of long term debt of $6.1 million. Net cash used in financing activities was $50.2 million for the 26-week period ended January 28, 2017, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $169.6 million and $5.7 million, respectively, and decreases in bank overdrafts of $9.1 million, offset by gross borrowings under our amended and restated revolving credit facility of $136.8 million.

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. During the 26-week period ended January 27, 2018, the Company has repurchased 564,660 shares of the Company's common stock at an aggregate cost of $22.2 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 27, 2018 and January 28, 2017, we were not a party to any such agreements. We were party to a contract during fiscal 2017, which required us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualified and were accounted for using the “normal purchase” exception under ASC 815, Derivatives and Hedging, as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents purchases of our common stock and related information for each of the months in the fiscal quarter ended January 27, 2018:

(In thousands, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period:
October 29, 2017 to December 2, 2017	402,587	$39.21	402,587	$177,763
December 3, 2017 to December 30, 2017	—	—	—	177,763
December 31, 2017 to January 27, 2018	—	—	—	177,763
Total	402,587	$39.21	402,587	$177,763

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
10.1**
United Natural Foods, Inc. Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Supplement to Proxy Statement on Schedule 14A for the Registrant’s Annual Meeting of Stockholders held on December 13, 2017, filed on December 5, 2017 (File No. 1-15723)).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  March 8, 2018