Form 10-Q
period 2018-04-28
UNITED NATURAL FOODS INC
filed 2018-06-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2018
OR
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

As of May 30, 2018 there were 50,458,534 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	April 28, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,758	$15,414
Accounts receivable, less allowances of $18,185 and $13,939	635,190	525,636
Inventories	1,195,860	1,031,690
Deferred income taxes	—	40,635
Prepaid expenses and other current assets	41,953	49,295
Total current assets	1,894,761	1,662,670
Property & equipment, net	574,197	602,090
Goodwill	362,916	371,259
Intangible assets, less accumulated amortization of $60,888 and $49,926	196,979	208,289
Other assets	49,993	42,255
Total assets	$3,078,846	$2,886,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543,631	$534,616
Accrued expenses and other current liabilities	176,127	157,243
Current portion of long-term debt	12,423	12,128
Total current liabilities	732,181	703,987
Notes payable	329,000	223,612
Deferred income taxes	37,348	98,833
Other long-term liabilities	27,274	28,347
Long-term debt, excluding current portion	140,740	149,863
Total liabilities	1,266,543	1,204,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 51,006 shares issued and 50,441 shares outstanding at April 28, 2018, 50,622 shares issued and outstanding at July 29, 2017	510	506
Additional paid-in capital	479,220	460,011
Treasury stock at cost	(22,237)	—
Accumulated other comprehensive loss	(12,634)	(13,963)
Retained earnings	1,367,444	1,235,367
Total stockholders’ equity	1,812,303	1,681,921
Total liabilities and stockholders’ equity	$3,078,846	$2,886,563

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net sales	$2,648,879	$2,369,556	$7,634,435	$6,933,438
Cost of sales	2,240,792	2,003,195	6,487,610	5,873,116
Gross profit	408,087	366,361	1,146,825	1,060,322
Operating expenses	325,779	297,469	957,964	891,820
Restructuring and asset impairment expenses	151	3,946	11,393	3,946
Total operating expenses	325,930	301,415	969,357	895,766
Operating income	82,157	64,946	177,468	164,556
Other expense (income):
Interest expense	4,468	4,225	12,368	13,188
Interest income	(121)	(82)	(308)	(278)
Other expense (income), net	(24)	478	(1,305)	760
Total other expense, net	4,323	4,621	10,755	13,670
Income before income taxes	77,834	60,325	166,713	150,886
Provision for income taxes	25,943	23,738	33,831	59,600
Net income	$51,891	$36,587	$132,882	$91,286
Basic per share data:
Net income	$1.03	$0.72	$2.63	$1.81
Weighted average basic shares of common stock outstanding	50,424	50,601	50,563	50,554
Diluted per share data:
Net income	$1.02	$0.72	$2.61	$1.80
Weighted average diluted shares of common stock outstanding	50,751	50,801	50,816	50,718

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net income	$51,891	$36,587	$132,882	$91,286
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	729	125	3,649	5,203
Foreign currency translation adjustments	(3,159)	(2,611)	(2,320)	(3,231)
Total other comprehensive income (loss)	(2,430)	(2,486)	1,329	1,972
Total comprehensive income	$49,461	$34,101	$134,211	$93,258

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Stock option exercises and restricted stock vestings, net of tax	384	4			(3,924)			(3,920)
Share-based compensation					21,712			21,712
Repurchase of common stock			565	(22,237)				(22,237)
Other					107			107
Fair value of swap agreements, net of tax						3,649		3,649
Foreign currency translation						(2,320)		(2,320)
Net income							132,882	132,882
Balances at April 28, 2018	51,006	$510	565	$(22,237)	$479,220	$(12,634)	$1,367,444	$1,812,303

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	39-Week Period Ended
	April 28, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,882	$91,286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	65,982	63,930
Share-based compensation	21,712	18,702
Loss on disposals of property and equipment	111	825
Gain associated with disposal of investments	(699)	—
Excess tax deficit from share-based payment arrangements	—	1,403
Restructuring and asset impairment	3,370	711
Goodwill impairment	7,872	—
Deferred income taxes	(21,866)	(160)
Change in accounting estimate	(20,909)	—
Provision for doubtful accounts	8,805	4,847
Non-cash interest expense	594	79
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(119,149)	(61,820)
Inventories	(165,049)	(19,758)
Prepaid expenses and other assets	10,317	(9,135)
Accounts payable	6,396	79,023
Accrued expenses and other liabilities	14,465	(6,836)
Net cash (used in) provided by operating activities	(55,166)	163,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,646)	(40,004)
Purchase of businesses, net of cash acquired	(29)	(9,198)
Proceeds from disposals of property and equipment	47	34
Proceeds from disposal of investments	756	—
Long-term investment	(3,397)	(2,000)
Net cash used in investing activities	(32,269)	(51,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(9,043)	(8,531)
Repurchase of common stock	(22,237)	—
Proceeds from borrowings under revolving credit line	500,061	154,412
Repayments of borrowings under revolving credit line	(394,671)	(276,443)
Increase in bank overdraft	23,890	19,075
Proceeds from exercise of stock options	602	165
Payment of employee restricted stock tax withholdings	(4,522)	(1,295)
Excess tax deficit from share-based payment arrangements	—	(1,403)
Capitalized debt issuance costs	—	(180)
Net cash provided by (used in) financing activities	94,080	(114,200)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(301)	(203)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,344	(2,474)
Cash and cash equivalents at beginning of period	15,414	18,593
Cash and cash equivalents at end of period	$21,758	$16,119

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,368	$13,188
Cash paid for federal and state income taxes, net of refunds	$45,021	$58,199

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 28, 2018 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, amortization expense, and depreciation expense related to the wholesale and retail divisions. Other expense (income) includes interest on outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $148.4 million and $129.2 million for the third quarter of fiscal 2018 and 2017, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $432.8 million and $385.1 million for the first 39 weeks of fiscal 2018 and 2017, respectively.

(c) Change in Accounting Estimate

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires the Company to make estimates and judgments that affect the amounts reported in its condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from the Company's estimates.

The Company has experienced growth in customer demand since the start of fiscal 2018 and for the 13 and 39-week periods ended April 28, 2018, net sales increased approximately 11.8% and 10.1%, respectively, when compared to the comparable periods in fiscal 2017. Additionally, inventories have increased approximately 15.9% since July 29, 2017. During the first quarter of fiscal 2018, the Company opened its shared services center which established a centralized processing function for certain of its legal entities. As a result of the aforementioned growth in net sales and inventory and the changes in processing and the resulting increase in the Company’s estimate of its accrual for inventory purchases the Company initiated a review of its vendor invoicing processes and undertook a review of its estimate of its accrual for inventory purchases.

The Company typically generates purchase orders to initiate the procurement process for the products it sells, and orders are subsequently fulfilled by suppliers and delivered to the Company. In certain situations, inventory purchased by the Company may be delivered to the Company prior to the supplier sending the Company an associated invoice. When the Company receives inventory from a supplier before the supplier invoice is received, the Company customarily accrues for liabilities associated with this received but not invoiced inventory as its accrual for inventory purchases. During the 13 and 39-week periods ended April 28, 2018 the Company experienced an increased volume in its accrual for inventory purchases. When the Company receives a vendor invoice subsequent to a period end, the invoice is reconciled to the accrual for inventory purchases account. Due to the large volumes of orders and SKUs, and pricing and quantity differences between the vendor invoice and the Company’s records, at times only a portion of the accrual for inventory purchases is able to be matched to the vendor invoice. Historically, the Company relieved any unresolved and partially matched amounts in its accrual for inventory purchases following when such amounts were substantially matched or aged past twelve months as it was determined that a liability was no longer considered probable at that point.

In the third quarter of fiscal 2018, the Company finalized its analysis and review of its accrual for inventory purchases, including a historical data analysis of unmatched and partially matched amounts that were aged greater than twelve months and the ultimate resolution of such aged accruals. Based on its analysis, the Company determined that it could reasonably estimate the outcome of its partially matched vendor invoices upon receipt of such invoice rather than when the amount was aged greater than twelve months and a liability was no longer considered probable. As a result of this change in estimate, accounts payable was reduced by $20.9 million, resulting in an increase to net income of $13.9 million, or $0.27 per diluted share, for both the 13 and 39-weeks ended April 28, 2018.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. We are currently reviewing the provisions of the new standard and evaluating its impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of the fiscal year ending August 1, 2020, with early adoption permitted. We are currently reviewing the provisions of the new standard and evaluating its impact on the Company's consolidated financial statements, however, the Company plans to early adopt this standard in the fourth quarter of fiscal 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU has changed aspects of accounting for share-based payment award transactions including accounting for income taxes, the classification of excess tax benefits and the classification of employee taxes paid when shares are withheld for tax-withholding purposes on the statement of cash flows, forfeitures, and minimum statutory tax withholding requirements. The Company adopted the new standard in the first quarter of fiscal 2018. Accordingly, the Company will account for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized a de minimis amount of income tax benefit related to excess tax benefits for share-based payments for the 13-week period ended April 28, 2018 and $0.9 million of income tax expense related to tax deficiencies for share-based payments for the 39-week period ended April 28, 2018. In addition, the Company elected to account for forfeitures as they occur and recorded a cumulative adjustment to retained earnings and additional paid-in capital as of July 30, 2017, the first day of fiscal 2018, of approximately $0.8 million and $1.3 million, respectively.

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
The Company will adopt this new guidance in the first quarter of fiscal 2019 and preliminarily expects to use the modified retrospective method. The Company substantially completed its assessment of the new standard in the third quarter of fiscal 2018. The Company’s assessment work consisted of scoping of revenue streams, reviewing contracts with customers, and documenting the accounting analysis and conclusions of the impacts of the ASU on the Company’s wholesale distribution and other segments. We are currently quantifying the impact of adoption and developing new policies, procedures, and internal controls for the adoption and recognition of revenue under the ASU. The Company currently believes it has isolated its areas of impact resulting from the adoption of the new standard, which include the sale of certain private label products to customers where the Company has no alternative use and has an enforceable right to payment for performance completed to date. Under the new standard, revenue for these sales will be recognized over time as opposed to at a point in time under the Company’s current policies. Although the quantification of impacts is ongoing, as a result of its assessment work to date, the Company does not expect a material quantitative impact to its consolidated financial statements as a result of adoption of the new standard. The Company expects to complete its evaluation of the new standard in the fourth quarter of fiscal 2018, which will include quantification of the impacts upon adoption and the impact to the Company’s footnote disclosures.
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

Based on the decision to close these stores, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.3 million on long-lived assets and $7.9 million to goodwill, respectively. Both of these charges were recorded in the Company's "Other" segment in the second quarter of fiscal 2018. The Company did not record any charges during the third quarter of fiscal 2018, but expects to incur additional restructuring charges primarily related to future exit costs of approximately $1.4 million during the fourth quarter of fiscal 2018.

The following is a summary of the restructuring costs the Company recorded related to Earth Origins Market in fiscal 2018, the payments and other adjustments related to these costs and the remaining liability as of April 28, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2018	Payments and Other Adjustments	Restructuring Cost Liability as of April 28, 2018
Severance and closure costs	$245	$(17)	$228

2017 Cost Saving and Efficiency Initiatives. During fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company recorded total restructuring costs of $6.9 million during the fiscal year ended July 29, 2017, all of which was recorded in the second half of fiscal 2017. Of the total restructuring costs recorded, $6.6 million was primarily related to severance and other employee separation and transition costs and $0.3 million was due to an early lease termination and facility closing costs for the Company's Gourmet Guru facility in Bronx, New York. During fiscal 2018 the Company performed an analysis on the remaining restructuring cost liability and as a result, recorded a benefit of $0.2 million during the second quarter of fiscal 2018 and expense of $0.2 million during the third quarter of fiscal 2018. These items are included in "payments and other adjustments" in the table below.

The following is a summary of the restructuring costs the Company recorded in fiscal 2017, the payments and other adjustments related to these costs and the remaining liability as of April 28, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of April 28, 2018
Severance and other employee separation and transition costs	$6,606	$(5,730)	$876
Early lease termination and facility closing costs	258	(258)	—
Total	$6,864	$(5,988)	$876

5.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share (in thousands):

	13-Week Period Ended		39-Week Period Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Basic weighted average shares outstanding	50,424	50,601	50,563	50,554
Net effect of dilutive stock awards based upon the treasury stock method	327	200	253	164
Diluted weighted average shares outstanding	50,751	50,801	50,816	50,718

For the third quarters of fiscal 2018 and fiscal 2017, there were 84,551 and 40,023 anti-dilutive share-based awards outstanding, respectively. For the first 39 weeks of fiscal 2018 and 2017, there were 95,690 and 38,762 anti-dilutive share-based awards outstanding, respectively. These anti-dilutive share-based awards were excluded from the calculation of diluted earnings per share.

6.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Hedging of Interest Rate Risk

The Company manages its debt portfolio with interest rate swaps from time to time to achieve an overall desired position of fixed and floating rates. Details of outstanding swap agreements as of April 28, 2018, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019	$50.0	0.8725%	One-Month LIBOR	Monthly
June 24, 2019	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021	$25.0	0.9260%	One-Month LIBOR	Monthly
August 3, 2022	$115.0	1.7950%	One-Month LIBOR	Monthly

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap agreements are designated as cash flow hedges at April 28, 2018 and are reflected at their fair value of $7.4 million included in "Other Assets" in the Condensed Consolidated Balance Sheet.

The Company uses the “Hypothetical Derivative Method” described in Accounting Standards Codification ("ASC") 815 for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the condensed consolidated statement of income as part of other income. The Company did not have any hedge ineffectiveness recognized in earnings during the third quarter and first 39 weeks of fiscal 2018. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions.

Financial Instruments

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis as of April 28, 2018 and July 29, 2017:

	Fair Value at April 28, 2018			Fair Value at July 29, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	—	$7,388	—	—	$2,491	—
Liabilities:
Interest Rate Swap	—	—	—	—	(308)	—

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

	April 28, 2018		July 29, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt, including current portion	$153,163	$158,886	$161,991	$169,058

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

Under this program, there were no shares of the Company's common stock purchased by the Company in the third quarter of fiscal 2018 and 564,660 shares of the Company's common stock were purchased at an aggregate cost of $22.2 million in the 39-week period ended April 28, 2018. The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

8.                                      INCOME TAXES

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most TCJA provisions is for tax years beginning after December 31, 2017. Though certain key aspects of the new law were effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for the Company until its fiscal year beginning July 29, 2018.

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

SAB 118 summarizes a process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the TCJA.

Provisional estimates were recorded during the second quarter of fiscal 2018 for the estimated impact of the TCJA based on information that was available to the Company. These provisional estimates are comprised of amounts (including the tax basis of assets and liabilities) that will be finalized in connection with the Company's July 2017 tax returns, a rate reduction for fiscal 2018 to a 27% blended federal tax rate, a re-measurement of deferred tax balances to the new statutory 21% rate and the one-time mandatory repatriation transition tax. The Company estimates that the re-measurement of deferred taxes resulted in a provisional $20.9 million net benefit through the end of the third quarter of fiscal 2018 and the repatriation transition tax has an immaterial impact because of foreign tax credits available to the Company. As the Company completes its analysis of the TCJA, changes may be made to provisional estimates, and such changes will be reflected in the period in which the related adjustments are made.

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

The following table reflects business segment information for the periods indicated (in thousands):

	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended April 28, 2018:
Net sales	$2,633,024	$62,158	$(46,303)	$—	$2,648,879
Restructuring and asset impairment expenses	—	151	—	—	151
Operating income (loss)	86,633	(3,984)	(492)	—	82,157
Interest expense	—	—	—	4,468	4,468
Interest income	—	—	—	(121)	(121)
Other, net	—	—	—	(24)	(24)
Income before income taxes	—	—	—	—	77,834
Depreciation and amortization	21,261	472	—	—	21,733
Capital expenditures	13,694	417	—	—	14,111
Goodwill	352,763	10,153	—	—	362,916
Total assets	2,935,420	184,301	(40,875)	—	3,078,846

13-Week Period Ended April 29, 2017:
Net sales	$2,353,723	$67,538	$(51,705)	$—	$2,369,556
Restructuring and asset impairment expenses	2,874	1,072	—	—	3,946
Operating income (loss)	67,273	(1,117)	(1,210)	—	64,946
Interest expense	—	—	—	4,225	4,225
Interest income	—	—	—	(82)	(82)
Other, net	—	—	—	478	478
Income before income taxes	—	—	—	—	60,325
Depreciation and amortization	20,559	913	—	—	21,472
Capital expenditures	16,412	918	—	—	17,330
Goodwill	351,141	18,025	—	—	369,166
Total assets	2,746,648	213,180	(39,241)	—	2,920,587

	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
39-Week Period Ended April 28, 2018:
Net sales	$7,592,352	$175,083	$(133,000)	$—	$7,634,435
Restructuring and asset impairment expenses	67	11,326	—	—	11,393
Operating income (loss)	200,530	(25,124)	2,062	—	177,468
Interest expense	—	—	—	12,368	12,368
Interest income	—	—	—	(308)	(308)
Other, net	—	—	—	(1,305)	(1,305)
Income before income taxes	—	—	—	—	166,713
Depreciation and amortization	64,237	1,745	—	—	65,982
Capital expenditures	27,297	2,349	—	—	29,646
Goodwill	352,763	10,153	—	—	362,916
Total assets	2,935,420	184,301	(40,875)	—	3,078,846

39-Week Period Ended April 29, 2017:
Net sales	$6,885,912	$176,655	$(129,129)	$—	$6,933,438
Restructuring and asset impairment expenses	2,874	1,072	—	—	3,946
Operating income (loss)	178,498	(12,803)	(1,139)	—	164,556
Interest expense	—	—	—	13,188	13,188
Interest income	—	—	—	(278)	(278)
Other, net	—	—	—	760	760
Income before income taxes	—	—	—	—	150,886
Depreciation and amortization	61,837	2,093	—	—	63,930
Capital expenditures	38,016	1,988	—	—	40,004
Goodwill	351,141	18,025	—	—	369,166
Total assets	2,746,648	213,180	(39,241)	—	2,920,587

10.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of April 28, 2018 and July 29, 2017 consisted of the following (in thousands):

	April 28, 2018	July 29, 2017
Accrued salaries and employee benefits	$63,400	$63,937
Workers' compensation and automobile liabilities	23,642	22,774
Interest rate swap liability	—	308
Other	89,085	70,224
Total accrued expenses and other current liabilities	$176,127	$157,243

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

As of April 28, 2018, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $887.2 million. As of April 28, 2018, the Company had $329.0 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $29.7 million in letter of credit commitments which reduced the Company's available borrowing capacity under its revolving credit facility on a dollar for dollar basis. The Company's resulting remaining availability was $528.5 million as of April 28, 2018.

The revolving credit facility, as amended and restated, subjects the Company to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the third quarter of fiscal 2018.
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

The Term Loan Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of April 28, 2018, the Company was in compliance with the financial covenants of its Term Loan Agreement.

As of April 28, 2018, the Company had borrowings of $111.3 million under the Term Loan Agreement which is included in "Long-term debt" on the Condensed Consolidated Balance Sheet.

During the fiscal year ended August 1, 2015, the Company entered into an amendment to an existing lease agreement for the office space utilized as the Company's corporate headquarters in Providence, Rhode Island. The amendment provides for additional office space to be utilized by the Company and extends the lease term for an additional 10 years. The lease qualifies for capital lease treatment pursuant to ASC 840, Leases, and the estimated fair value of the building was originally recorded on the balance sheet with the capital lease obligation included in long-term debt. A portion of each lease payment reduces the amount of the lease obligation, and a portion is recorded as interest expense at an effective rate of approximately 12.05%. The capital lease obligation as of April 28, 2018 was $12.5 million. The Company recorded $0.4 million of interest expense during each of the third quarters of fiscal 2018 and 2017 and $1.2 million during the first 39 weeks of both fiscal 2018 and 2017.

During the fiscal year ended July 28, 2012, the Company entered into a lease agreement for a new distribution facility in Aurora, Colorado. At the conclusion of the fiscal year ended August 3, 2013, actual construction costs exceeded the construction allowance as defined by the lease agreement, and therefore, the Company determined it met the criteria for continuing involvement pursuant to FASB ASC 840, Leases, and applied the financing method to account for this transaction during the fourth quarter of fiscal 2013. Under the financing method, the book value of the distribution facility and related accumulated depreciation remains on the Condensed Consolidated Balance Sheet. The construction allowance is recorded as a financing obligation in "Long-term debt." A portion of each lease payment reduces the amount of the financing obligation, and a portion is recorded as interest expense at an effective rate of approximately 7.32%. The financing obligation as of April 28, 2018 was $29.4 million. The Company recorded $0.5 million and $0.6 million of interest expense related to this lease during the third quarters of fiscal 2018 and 2017, respectively. During the first 39 weeks of fiscal 2018 and 2017, the Company recorded $1.6 million and $1.7 million of interest expense related to this lease, respectively.

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

•
our ability to reduce our expenses in amounts sufficient to offset our increased sales to our single supernatural chain customer and conventional supermarkets and supermarket chains and the resulting lower gross margins on those sales;

•	our reliance on the continued growth in sales of natural and organic foods and non-food products in comparison to conventional products;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers and online distributors;

•
our ability to timely and successfully deploy our warehouse management system throughout our distribution centers and our transportation management system across the Company and to achieve the efficiencies and cost savings from these efforts;

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

•	the possibility that we may recognize restructuring charges with respect to our Earth Origins business in excess of those estimated for the remainder of fiscal 2018;

•	changes in interpretations, assumptions and expectations regarding the Tax Cuts and Jobs Act ("TCJA"), including additional guidance that may be issued by federal and state taxing authorities.

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

Overview

We believe we are a leading distributor based on sales of natural, organic and specialty foods and non-food products in the United States and Canada and that our thirty-three distribution centers, representing approximately 8.7 million square feet of warehouse space, provide us with the largest capacity of any North American-based distributor focused primarily on the natural, organic and specialty products industry. We offer more than 110,000 high-quality natural, organic and specialty foods and non-food products, consisting of national brands, regional brands, private label and master distribution products, in six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. We serve more than 43,000 customer locations primarily located across the United States and Canada, the majority of which can be classified into one of the following categories: independently owned natural products retailers, which include buying clubs; supernatural chains, which consist solely of Whole Foods Market Inc. ("Whole Foods Market"); conventional supermarkets, which include mass market chains; and other which includes e-commerce, foodservice and international customers outside of Canada, as well as sales to Amazon.com, Inc.
Our operations are generally comprised of three principal operating divisions. These operating divisions are:

•	our wholesale division, which includes:

◦
our broadline natural, organic and specialty distribution business in the United States, which includes our most recently completed acquisitions of Haddon House Food Products, Inc. ("Haddon") and Gourmet Guru, Inc. ("Gourmet Guru");

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

•
our retail division, consisting of Earth Origins, which operates our nine natural products retail stores within the United States and one retail operation located at our corporate headquarters in Providence, RI; and

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

 We have been the primary distributor to Whole Foods Market for more than nineteen years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Whole Foods Market accounted for approximately 37% and 34% of our net sales for the third quarter of fiscal 2018 and 2017, respectively. For the first 39 weeks of fiscal 2018 and 2017, Whole Foods Market accounted for approximately 36% and 33% of our net sales, respectively.

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

Our continued growth has allowed us to expand our existing facilities and open new facilities in an effort to achieve increasing operating efficiencies. As of April 28, 2018, our distribution capacity totaled approximately 8.7 million square feet. Based on our current operations, sales trends, customers and estimates of future sales growth, we believe that we are likely to commence construction and open new distribution center capacity in fiscal 2019.

During the first 39 weeks of fiscal 2018, the Company recorded restructuring and asset impairment expenses of $11.4 million driven by charges related to our Earth Origins retail business. During the second quarter of fiscal 2018, we made the decision to close three non-core, under-performing Earth Origins stores, two of which closed during the third quarter of fiscal 2018. Based on the decision to close these stores, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, we determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, we recorded a total impairment charge of $3.3 million on long-lived assets and $7.9 million to goodwill, respectively, during the second quarter of fiscal 2018. Both of these charges are recorded in our "Other" segment. We expect to incur additional restructuring charges primarily related to future exit costs of approximately $1.4 million during the fourth quarter of fiscal 2018.

Our net sales consist primarily of sales of natural, organic and specialty products to retailers, adjusted for customer volume discounts, returns, and allowances. Net sales also consist of amounts charged by us to customers for shipping and handling and fuel surcharges. The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move product between, our various distribution centers, offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers' products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses. We include purchasing, receiving, selecting and outbound transportation expenses within our operating expenses rather than in our cost of sales. Total operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation and amortization expense. Other expenses (income) include interest on our outstanding indebtedness, including the financing obligation related to our Aurora, Colorado distribution center and the lease for office space for our corporate headquarters in Providence, Rhode Island, interest income and miscellaneous income and expenses.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended				39-Week Period Ended
	April 28, 2018		April 29, 2017		April 28, 2018		April 29, 2017
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	84.6%		84.5%		85.0%		84.7%
Gross profit	15.4%		15.5%		15.0%		15.3%
Operating expenses	12.3%		12.6%		12.5%		12.9%
Restructuring and asset impairment expenses	—%		0.2%		0.1%		0.1%
Total operating expenses	12.3%		12.7%	*	12.7%	*	12.9%	*
Operating income	3.1%		2.7%	*	2.3%		2.4%
Other expense (income):
Interest expense	0.2%		0.2%		0.2%		0.2%
Interest income	—%		—%		—%		—%
Other, net	—%		—%		—%		—%
Total other expense, net	0.2%		0.2%		0.1%	*	0.2%
Income before income taxes	2.9%		2.5%		2.2%		2.2%
Provision for income taxes	1.0%		1.0%		0.4%		0.9%
Net income	2.0%	*	1.5%		1.7%	*	1.3%
* Total reflects rounding

Third Quarter of Fiscal 2018 Compared To Third Quarter of Fiscal 2017

Net Sales

Our net sales for the third quarter of fiscal 2018 increased approximately 11.8%, or $279.3 million, to $2.65 billion from $2.37 billion for the third quarter of fiscal 2017. Our net sales by customer channels for the third quarter of fiscal 2018 and 2017 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	April 28, 2018	% of Net Sales		April 29, 2017	% of Net Sales
Supernatural chains	$992	37%		$799	34%
Independently owned natural products retailers	664	25%		625	26%
Conventional supermarkets	718	27%		692	29%
Other	275	10%		254	11%
Total	$2,649	100%	*	$2,370	100%
* Reflects rounding
During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket channel for the third quarter of fiscal 2017 increased approximately $12 million, compared to the previously reported amounts, while net sales to the independent retailer channel for the third quarter of fiscal 2017 decreased approximately $12 million compared to the previously reported amounts.

Whole Foods Market is our only supernatural chain customer, and net sales to Whole Foods Market for the third quarter of fiscal 2018 increased by approximately $193 million, or 24%, as compared to the third quarter of fiscal 2017, and accounted for approximately 37% and 34% of our total net sales for the third quarter of fiscal 2018 and 2017, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independent retailer channel increased by approximately $39 million, or 6%, during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and accounted for approximately 25% and 26% of our total net sales for the third quarter of fiscal 2018 and 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the third quarter of fiscal 2018 increased by approximately $26 million, or 4%, compared to the third quarter of fiscal 2017, and represented approximately 27% and 29% of our total net sales for the third quarter of fiscal 2018 and 2017, respectively. The increase in net sales to conventional supermarkets was primarily driven by growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $21 million, or 8%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and accounted for approximately 10% and 11% of our total net sales for the third quarter of fiscal 2018 and 2017, respectively. The increase in other net sales was primarily driven by growth in our e-commerce business.

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

Gross Profit

Our gross profit increased approximately 11.4%, or $41.7 million, to $408.1 million for the third quarter of fiscal 2018, from $366.4 million for the third quarter of fiscal 2017. Our gross profit as a percentage of net sales was 15.41% for the third quarter of fiscal 2018 compared to 15.46% for the third quarter of fiscal 2017. The decline in gross profit as a percentage of net sales in the third quarter of fiscal 2018 was primarily due to a shift in customer mix where sales growth with lower margin customers outpaced growth with other customers coupled with an increase in inbound freight costs. As discussed in more detail in Note 1 of the condensed consolidated financial statements and below under the heading "Net Income," during the third quarter of fiscal 2018 gross profit included the positive impact of a change in estimate of $20.9 million recorded during the period.

Operating Expenses

Our total operating expenses increased approximately 8.1%, or $24.5 million, to $325.9 million for the third quarter of fiscal 2018, from $301.4 million for the third quarter of fiscal 2017. As a percentage of net sales, total operating expenses were 12.30% for the third quarter of fiscal 2018 compared to 12.72% for the third quarter of fiscal 2017. The increase in operating expenses in the third quarter of fiscal 2018 was driven by increased costs incurred to fulfill the increased demand for our products. The third quarter of fiscal 2017 also included restructuring and impairment charges of $3.9 million related to our fiscal 2017 restructuring program. Total operating expenses also included share-based compensation expense of $7.9 million and $4.7 million for the third quarter of fiscal 2018 and 2017, respectively. This increase from the prior year period is primarily due to an increase in performance-based compensation expense related to our long-term incentive plan for members of our executive leadership team.

Operating Income

Reflecting the factors described above, operating income increased approximately 26.5%, or $17.2 million, to $82.2 million for the third quarter of fiscal 2018, from $64.9 million for the third quarter of fiscal 2017. As a percentage of net sales, operating income was 3.10% for the third quarter of fiscal 2018 compared to 2.74% for the third quarter of fiscal 2017.

Other Expense (Income)

Other expense, net decreased approximately $0.3 million to $4.3 million for the third quarter of fiscal 2018 compared to $4.6 million for the third quarter of fiscal 2017. Interest expense was $4.5 million for the third quarter of fiscal 2018 compared to $4.2 million for the third quarter of fiscal 2017. Interest income was $0.1 million in each of the third quarters of fiscal 2018 and 2017. Other income was de minimis for the third quarter of fiscal 2018, compared to $0.5 million of other expense for the third quarter of fiscal 2017.

Provision for Income Taxes

Our effective income tax rate was 33.3% and 39.4% for the third quarters of fiscal 2018 and fiscal 2017, respectively. The decrease in the effective income tax rate was driven by a $5.7 million tax benefit which was recorded as result of the new lower federal tax rate on income, as well as a net tax expense of approximately $1.0 million as a result of the impact of the re-measurement of U.S. net deferred tax liabilities at the new lower corporate income tax rate.

Net Income

Reflecting the factors described in more detail above, net income increased $15.3 million to $51.9 million, or $1.02 per diluted common share, for the third quarter of fiscal 2018, compared to $36.6 million, or $0.72 per diluted common share, for the third quarter of fiscal 2017.

We typically generate purchase orders to initiate the procurement process for the products we sell and orders are subsequently fulfilled by suppliers and delivered to us. In certain situations, inventory purchased by us may be delivered to us prior to the supplier generating an associated invoice. When we receive inventory from a supplier before the supplier generates the invoice, we customarily accrue for liabilities associated with such inventory purchases. As described in more detail in Note 1 of the condensed consolidated financial statements, during the first three quarters of fiscal 2018 we experienced an increased volume in our accrual for inventory purchases as a result of increasing volumes of inventory purchases and work flow changes to our practices resulting from the establishment of a centralized processing function for supplier payables. In the third quarter of fiscal 2018, we changed our estimate for the accrual for inventory purchases as a result of our review of the criteria for determining amounts where a liability is no longer considered probable as well as a review of historical data and data relating to fiscal 2018 purchases of inventory. As a result of this change in estimate, accounts payable was reduced by $20.9 million, resulting in an increase to net income of $13.9 million, or $0.27 per diluted share, for both the third quarter and 39 weeks ended April 28, 2018. Absent the change in accounting estimate, the Company would have expected to recognize the benefit to operating income of the change in estimate within the following four quarters, as the accrual would be expected to be reduced in accordance with our prior estimate methodology.

As disclosed on our quarterly earnings release included with our Form 8-K furnished to the SEC on June 6, 2018, we have updated our fiscal 2018 diluted earnings per share guidance based on our year to date performance and our current outlook for the remainder of the fiscal year, which includes the incremental positive impact of our recent change in accounting estimate, expected continued net sales growth, and operational and corporate level impacts related to the on-going conduct of our business. While our prior fiscal 2018 guidance did not contemplate a change in accounting estimate, it did contemplate, among other factors, an expected improvement in our costs of goods sold compared to the first half of fiscal 2018.

39-Week Period Ended April 28, 2018 Compared To 39-Week Period Ended April 29, 2017

Net Sales

Our net sales increased approximately 10.1%, or $701.0 million, to $7.63 billion for the 39-week period ended April 28, 2018, from $6.93 billion for the 39-week period ended April 29, 2017. Our net sales by customer channel for the 39-week period ended April 28, 2018 and April 29, 2017 were as follows (in millions):

	Net Sales for the 39-Week Period Ended
Customer Channel	April 28, 2018		% of Net Sales		April 29, 2017	% of Net Sales
Supernatural chains	$2,776		36%		$2,326	33%	*
Independently owned natural products retailers	1,922		25%		1,810	26%
Conventional supermarket	2,150		28%		2,048	30%
Other	787		10%		749	11%
Total	$7,634	*	100%	*	$6,933	100%
* Reflects rounding

During fiscal 2017, our net sales by channel were adjusted to reflect changes in the classification of customer types from acquisitions we consummated in the third and fourth quarters of fiscal 2016 and the first quarter of fiscal 2017. There was no financial statement impact as a result of revising the classification of customer types. As a result of this adjustment, net sales to our conventional supermarket channel and other channel for the 39-week period ended April 29, 2017 increased approximately $50 million and $3 million, respectively, compared to the previously reported amounts, while net sales to the independent retailer channel for the 39-week period ended April 29, 2017 decreased approximately $53 million compared to the previously reported amounts.

Net sales to the supernatural chain channel for the 39-week period ended April 28, 2018 increased by approximately $450 million, or 19%, as compared to the prior fiscal year's comparable period, and accounted for approximately 36% of our total net sales for the 39-week period ended April 28, 2018 compared to 33% for the 39-week period ended April 29, 2017. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independent retailer channel increased by approximately $112 million, or 6%, during the 39-week period ended April 28, 2018 compared to the 39-week period ended April 29, 2017, and accounted for 25% and 26% of our total net sales for the first 39 weeks of fiscal 2018 and 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to conventional supermarkets for the 39-week period ended April 28, 2018 increased by approximately $102 million, or 5%, from the 39-week period ended April 29, 2017, and represented approximately 28% and 30% of total net sales for the 39-week period ended April 28, 2018 and April 29, 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, retail division, manufacturing division, and our brokerage business, increased by approximately $38 million, or 5%, during the 39-week period ended April 28, 2018 compared to the 39-week period ended April 29, 2017 and accounted for approximately 10% and 11% of total net sales for the first 39 weeks of fiscal 2018 and 2017, respectively. The increase in other net sales was primarily driven by growth in our e-commerce business.

Gross Profit

Our gross profit increased approximately 8.2%, or $86.5 million, to $1.15 billion for the 39-week period ended April 28, 2018, from $1.06 billion for the 39-week period ended April 29, 2017. Our gross profit as a percentage of net sales decreased to 15.02% for the 39-week period ended April 28, 2018 compared to 15.29% for the 39-week period ended April 29, 2017. The decline in gross profit as a percentage of net sales in fiscal 2018 was primarily due to a shift in customer mix where sales growth with lower margin customers outpaced growth with other customers coupled with an increase in inbound freight costs. As described in more detail in Note 1 of the condensed consolidated financial statements and above under the heading "Net Income," gross profit for the 39-week period ended April 28, 2018 included the positive impact of a change in estimate of $20.9 million recorded during the third quarter of fiscal 2018.

Operating Expenses

Our total operating expenses increased approximately 8.2%, or $73.6 million, to $969.4 million for the 39-week period ended April 28, 2018, from $895.8 million for the 39-week period ended April 29, 2017. As a percentage of net sales, total operating expenses decreased to approximately 12.70% for the 39-week period ended April 28, 2018, from approximately 12.92% for the

39-week period ended April 29, 2017. During the 39-week period ended April 28, 2018, we recorded restructuring and impairment charges of $11.4 million primarily related to charges recorded for our Earth Origins retail business which was offset slightly by an adjustment to our fiscal 2017 restructuring plan. The year-over-year decrease in operating expenses as a percentage of net sales was primarily driven by leveraging of fixed costs on increased net sales. This was partially offset by restructuring and impairment charges and increased costs incurred to fulfill the increased demand for our products. Total operating expenses for the 39-week period ended April 28, 2018 also included share-based compensation expense of $21.7 million compared to $18.7 million in the 39-week period ended April 29, 2017.

Operating Income

Reflecting the factors described above, operating income increased approximately 7.8%, or $12.9 million, to $177.5 million for the 39-week period ended April 28, 2018, from $164.6 million for the 39-week period ended April 29, 2017. As a percentage of net sales, operating income was 2.32% for the 39-week period ended April 28, 2018 as compared to 2.37% for the 39-week period ended April 29, 2017.

Other Expense (Income)

Other expense, net was $10.8 million and $13.7 million for the 39-week periods ended April 28, 2018 and April 29, 2017, respectively. Interest expense was $12.4 million for the 39-week period ended April 28, 2018 compared to $13.2 million for the 39-week period ended April 29, 2017. The decrease in interest expense was primarily due to a reduction in outstanding debt year-over-year. Interest income was $0.3 million for each of the first 39 weeks of fiscal 2018 and 2017. Other income was $1.3 million for the 39-week period ended April 28, 2018 compared to other expense of $0.8 million for the 39-week period ended April 29, 2017. This increase to other income was driven by positive returns on the Company's company owned life insurance and equity method investment.

Provision for Income Taxes

Our effective income tax rate was 20.3% and 39.5% for the 39-week periods ended April 28, 2018 and April 29, 2017, respectively. The decrease in the effective income tax rate was driven by a $12.1 million tax benefit which was recorded as result of the new lower federal tax rate, as well as a net tax benefit of approximately $20.9 million as a result of the impact of the re-measurement of U.S. net deferred tax liabilities at the new lower corporate income tax rate.

Net Income

Reflecting the factors described in more detail above, net income increased approximately $41.6 million to $132.9 million, or $2.61 per diluted common share, for the 39-week period ended April 28, 2018, compared to $91.3 million, or $1.80 per diluted common share, for the 39-week period ended April 29, 2017.

Liquidity and Capital Resources

We finance our day to day operations and growth primarily with cash flows from operations, borrowings under our amended and restated revolving credit facility, operating leases, a capital lease, a finance lease, trade payables and bank indebtedness. In addition, from time to time, we may issue equity and debt securities to finance our operations and acquisitions. We believe that our cash on hand and available credit through our amended and restated revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. We intend to continue to utilize cash generated from operations to fund acquisitions, fund investment in working capital and capital expenditure needs and reduce our debt levels. During the fiscal quarter ended October 28, 2017, we announced our intent to repurchase up to $200.0 million of shares of our common stock. Purchases under this program will be financed with cash generated from our operations and borrowings under our amended and restated revolving credit facility. To the extent that we borrow funds to purchase these shares, our debt levels and interest expense will rise. We intend to manage capital expenditures to approximately 0.6% to 0.7% of net sales for fiscal 2018. We expect to finance requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects for fiscal 2018 will be focused on continuing the implementation of our information technology projects across the Company that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions may be financed through equity issuances, long-term debt or borrowings under our amended and restated revolving credit facility.

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

As of April 28, 2018, the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory levels, net of $4.2 million of reserves, was $887.2 million. As of April 28, 2018, the Company had $329.0 million of borrowings outstanding under the Company's amended and restated revolving credit facility and $29.7 million in letter of credit commitments which reduced the Company's available borrowing capacity under the facility on a dollar for dollar basis. The Company's resulting remaining availability was $528.5 million as of April 28, 2018.

The revolving credit facility, as amended and restated, subjects us to a springing minimum fixed charge coverage ratio (as defined in the Third A&R Credit Agreement) of 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the Third A&R Credit Agreement) is less than the greater of (i) $60.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the Third A&R Credit Agreement during the third quarter of fiscal 2018.

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

The Term Loan Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Term Loan Agreement) to our consolidated Fixed Charges (as defined in the Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of our Consolidated Funded Debt (as defined in the Term Loan Agreement) to our EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of our outstanding principal balance under the Loans (as defined in the Term Loan Agreement), divided by the Mortgaged Property Value (as defined in the Term Loan Agreement) to be not more than 75% at any time. As of April 28, 2018, the Company was in compliance with the financial covenants of the Term Loan Agreement.

As of April 28, 2018, the Company had borrowings of $111.3 million under the Term Loan Agreement which is included in “Long-term debt” in the Condensed Consolidated Balance Sheet.

On January 23, 2015, the Company entered into a forward starting interest rate swap agreement with an effective date of August 3, 2015, which expires in August 2022 concurrent with the scheduled maturity of our Term Loan Agreement. This interest rate swap agreement has a notional amount of $115.0 million and provides for the Company to pay interest for a seven-year period at a fixed rate of 1.795% while receiving interest for the same period at the one-month LIBOR on the same notional principal amount. The interest rate swap agreement has an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. The interest rate swap has been entered into as a hedge against LIBOR movements on $115.0 million of the variable rate indebtedness under the Term Loan Agreement at one-month LIBOR plus 1.00% and a margin of 1.50%, thereby fixing our effective rate on the notional amount at 4.295%. The swap agreement qualifies as an “effective” hedge under Accounting Standard Codification ("ASC") 815, Derivatives and Hedging.

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

Our capital expenditures for the 39-week period ended April 28, 2018 were $29.6 million, compared to $40.0 million for the 39-week period ended April 29, 2017, a decrease of $10.4 million. We believe that our capital requirements for fiscal 2018 will be between 0.6% and 0.7% of net sales. We expect to finance these requirements with cash generated from operations and borrowings under our amended and restated revolving credit facility. Our planned capital projects will provide technology that we believe will provide us with increased efficiency and the capacity to continue to support the growth of our customer base and also relate to the buildout of our shared services center. Based on our current operations and customers and estimates of future demand for our products, we believe that we are likely to commence construction and open new distribution center capacity after fiscal 2018, which would increase our capital requirements when compared to fiscal 2018 estimates. We anticipate that future investments and acquisitions will be financed through our amended and restated revolving credit facility, or with the issuance of equity or long-term debt, negotiated at the time of the potential acquisition.

Net cash used in operations was $55.2 million for the 39-week period ended April 28, 2018, a change of $218.3 million from the $163.1 million provided by operations for the 39-week period ended April 29, 2017. The primary reasons for the net cash used in operations for the 39-week period ended April 28, 2018 were an increase in inventories of $165.0 million required to meet increased product demand and our service level agreements, an increase in accounts receivable of $119.1 million due to an increase in net sales and the timing of collections, offset by net income of $132.9 million, depreciation and amortization of $66.0 million and share-based compensation expense of $21.7 million.

The primary reasons for the net cash provided by operations for the 39-week period ended April 29, 2017 were net income of $91.3 million, an increase in accounts payable of $79.0 million, depreciation and amortization of $63.9 million, and share-based compensation expense of $18.7 million, offset by an increase in accounts receivable of $61.8 million due to timing of collections and an increase in inventories of $19.8 million, an increase in prepaid expenses and other assets of $9.1 million, and a decrease in accrued expenses and other liabilities of $6.8 million.

Days in inventory was 47 days as of April 28, 2018 compared to 48 days as of July 29, 2017. Days sales outstanding increased to 22 days as of April 28, 2018 from 21 days at July 29, 2017. Working capital increased by $203.9 million, or 21.3%, from $958.7 million at July 29, 2017 to $1.16 billion at April 28, 2018.

Net cash used in investing activities decreased $18.9 million to $32.3 million for the 39-week period ended April 28, 2018, compared to $51.2 million for the 39-week period ended April 29, 2017. This change was primarily due to a decrease in cash paid for acquisitions in the 39-week period ended April 28, 2018 compared to the 39-week period ended April 29, 2017 and a $10.4 million decrease in capital spending between periods.

Net cash provided by financing activities was $94.1 million for the 39-week period ended April 28, 2018. The net cash provided by financing activities was primarily due to borrowings on our amended and restated revolving credit facility of $500.1 million and increases in checks outstanding in excess of deposits of $23.9 million, offset by gross repayments on our amended and restated revolving credit facility of $394.7 million, share repurchases of $22.2 million and repayments of long term debt of $9.0 million. Net cash used in financing activities was $114.2 million for the 39-week period ended April 29, 2017, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $276.4 million and $8.5 million, respectively, and offset by increases in bank overdrafts of $19.1 million and gross borrowings under our amended and restated revolving credit facility of $154.4 million.

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. During the 39-week period ended April 28, 2018, the Company repurchased 564,660 shares of the Company's common stock at an aggregate cost of $22.2 million.

From time-to-time, we enter into fixed price fuel supply agreements. As of April 28, 2018 and April 29, 2017, we were not a party to any such agreements. We were party to a contract during fiscal 2017, which required us to purchase a total of approximately 6.1 million gallons of diesel fuel at prices ranging from $1.76 to $3.18 per gallon through December 31, 2016. All of these fixed price fuel agreements qualified and were accounted for using the “normal purchase” exception under ASC 815, Derivatives and

Hedging, as physical deliveries occurred rather than net settlements, and therefore the fuel purchases under these contracts have been expensed as incurred and included within operating expenses.

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

(b)                     Changes in internal controls.    There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 7, 2018