Form 10-Q
period 2018-10-27
UNITED NATURAL FOODS INC
filed 2018-12-06
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2018
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes X  No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 26, 2018 there were 50,814,104 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	October 27, 2018	July 28, 2018
ASSETS
Cash and cash equivalents	$53,910	$23,315
Restricted cash	566,353	—
Accounts receivable, net	1,114,015	579,702
Inventories	2,405,017	1,135,775
Prepaid expenses and other current assets	158,967	50,122
Current assets of discontinued operations	191,779	—
Total current assets	4,490,041	1,788,914
Property and equipment, net	1,543,952	571,146
Goodwill	707,950	362,495
Intangible assets, less accumulated amortization of $68,133 and $64,438	1,278,205	193,209
Other assets	145,138	48,708
Long-term assets of discontinued operations	422,327	—
Total assets	$8,587,613	$2,964,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,485,783	$517,125
Accrued expenses and other current liabilities	308,110	103,526
Accrued compensation and benefits	167,889	66,132
Current portion of long-term debt and capital lease obligations	730,401	12,441
Current liabilities of discontinued operations	140,610	—
Total current liabilities	2,832,793	699,224
Notes payable	1,315,453	210,000
Deferred income taxes	223,001	44,384
Other long-term liabilities	227,032	27,200
Long-term debt and capital lease obligations, excluding current portion	1,924,221	137,709
Pension and other postretirement benefit obligations	233,436	—
Long-term liabilities of discontinued operations	1,361	—
Total liabilities	6,757,297	1,118,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 51,426 shares issued and 50,811 shares outstanding at October 27, 2018, 51,025 shares issued and 50,411 shares outstanding at July 28, 2018	514	510
Additional paid-in capital	489,103	483,623
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(14,655)	(14,179)
Retained earnings	1,381,215	1,400,232
Total United Natural Foods, Inc. stockholders’ equity	1,831,946	1,845,955
Noncontrolling interests	(1,630)	—
Total stockholders’ equity	1,830,316	1,845,955
Total liabilities and stockholders’ equity	$8,587,613	$2,964,472
See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended
	October 27, 2018	October 28, 2017
Net sales	$2,868,156	$2,457,545
Cost of sales	2,455,825	2,090,329
Gross profit	412,331	367,216
Operating expenses	363,165	312,109
Restructuring, acquisition, and integration related expenses	68,004	—
Operating (loss) income	(18,838)	55,107
Other expense (income):
Net periodic benefit income, excluding service cost	(844)	—
Interest expense	7,671	3,667
Interest income	(146)	(91)
Other, net	97	(863)
Total other expense, net	6,778	2,713
(Loss) income from continuing operations before income taxes	(25,616)	52,394
(Benefit) provision for income taxes	(4,255)	21,889
Net (loss) income from continuing operations	(21,361)	30,505
Income from discontinued operations, net of tax	2,070	—
Net (loss) income including noncontrolling interests	(19,291)	30,505
Less net loss (income) attributable to noncontrolling interests	(3)	—
Net (loss) income attributable to United Natural Foods, Inc.	$(19,294)	$30,505

Basic per share data:
Continuing operations	$(0.42)	$0.60
Discontinued operations	$0.04	$—
Basic (loss) income per share	$(0.38)	$0.60
Diluted per share data:
Continuing operations	$(0.42)	$0.60
Discontinued operations	$0.04	$—
Diluted (loss) income per share	$(0.38)	$0.60
Weighted average share outstanding:
Basic	50,583	50,817
Diluted	50,583	50,957

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands)

	13-Week Period Ended
	October 27, 2018	October 28, 2017
Net (loss) income including noncontrolling interests	$(19,291)	$30,505
Other comprehensive income (loss):
Change in fair value of swap agreements, net of tax	196	664
Foreign currency translation adjustments, net of tax	(672)	(2,206)
Total other comprehensive loss	(476)	(1,542)
Less comprehensive loss (income) attributable to noncontrolling interests	(3)	—
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(19,770)	$28,963

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 28, 2018	51,025	$510	615	$(24,231)	$483,623	$(14,179)	$1,400,232	$1,845,955	$—	$1,845,955
Cumulative effect of change in accounting principle							277	277		277
Stock option exercises and restricted stock vestings, net of tax	401	4			(3,012)			(3,008)		(3,008)
Share-based compensation					8,089			8,089		8,089
Other/share-based compensation					403			403		403
Fair value of swap agreements, net of tax						196		196		196
Foreign currency translation						(672)		(672)		(672)
Acquisition of noncontrolling interests									(1,633)	(1,633)
Net (loss) income							(19,294)	(19,294)	3	(19,291)
Balances at October 27, 2018	51,426	$514	615	$(24,231)	$489,103	$(14,655)	$1,381,215	$1,831,946	$(1,630)	$1,830,316

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Stock option exercises and restricted stock vestings, net of tax	341	3			(4,241)			(4,238)
Share-based compensation					7,275			7,275
Repurchase of common stock			162	(6,449)				(6,449)
Other/share-based compensation					107			107
Fair value of swap agreements, net of tax						664		664
Foreign currency translation						(2,206)		(2,206)
Net income							30,505	30,505
Balances at October 28, 2017	50,963	$509	162	$(6,449)	$464,466	$(15,505)	$1,265,067	$1,708,088

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(in thousands)	October 27, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(19,291)	$30,505
Income from discontinued operations, net of tax	2,070	—
Net (loss) income from continuing operations	(21,361)	30,505
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	24,793	22,442
Share-based compensation	8,089	7,275
Loss on disposition of assets	6	103
Gain associated with disposal of investments	—	(699)
Restructuring charges	412	—
Net pension and other postretirement benefit income	(844)	—
Deferred income taxes	1,214	891
Provision for doubtful accounts	3,037	1,656
Loss on debt extinguishment	1,114	—
Non-cash interest expense	345	344
Changes in operating assets and liabilities, net of acquired businesses	(118,124)	(102,674)
Net cash used in operating activities of continuing operations	(101,319)	(40,157)
Net cash used in operating activities of discontinued operations	(5,701)	—
Net cash used in operating activities	(107,020)	(40,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,381)	(5,257)
Purchase of acquired businesses, net of cash acquired	(2,273,829)	(11)
Proceeds from dispositions of assets	149,529	34
Proceeds from disposal of investments	—	756
Long-term investment	(110)	—
Net cash used in investing activities of continuing operations	(2,140,791)	(4,478)
Net cash used in investing activities of discontinued operations	(89)	—
Net cash used in investing activities	(2,140,880)	(4,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	1,905,547	—
Proceeds from borrowings under revolving credit line	1,805,300	173,581
Repayments of borrowings under revolving credit line	(688,000)	(109,229)
Repayments of long-term debt	(110,000)	(2,985)
Repurchase of common stock	—	(6,449)
Proceeds from exercise of stock options	118	151
Payment of employee restricted stock tax withholdings	(3,126)	(4,389)
Capitalized debt issuance costs	(60,309)	—
Net cash provided by financing activities	2,849,530	50,680
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49)	(304)
NET INCREASE IN CASH AND CASH EQUIVALENTS	601,581	5,741
Cash and cash equivalents, at beginning of period	23,315	15,414
Cash and cash equivalents, including restricted cash at end of period	624,896	21,155
Less: cash and cash equivalents of discontinued operations	(4,633)	—
Cash and cash equivalents, including restricted cash of continuing operations	$620,263	$21,155
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,325	$3,667
Cash paid for federal and state income taxes, net of refunds	$462	$2,559

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 27, 2018 (unaudited)

1.                                      SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) is a leading distributor of natural, organic, specialty, and conventional grocery and non-food products, and provider of support services. On October 22, 2018, the Company acquired all of the outstanding equity securities of SUPERVALU INC. (“Supervalu”); refer to Note 4. “Acquisitions” for further information. The Company sells its products primarily throughout the United States and Canada.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts within the Condensed Consolidated Balance Sheets, including the reclassification of Accrued compensation and benefits to present separately from Accrued expenses and other current liabilities, has been reclassified to conform to the current period’s presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

Unless otherwise indicated, references to the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets in the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 17. “Discontinued Operations” for additional information, including accounting policies, about our discontinued operations.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2018. Except as described below, there were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2018.

Net sales consist primarily of sales of natural, organic, specialty, conventional and non-food products to retailers, adjusted for customer volume discounts, returns, and allowances, and professional services revenue. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The Company recognizes freight revenue related to transportation of its products when control of the product is transferred, which is typically upon delivery. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move product between, the Company’s distribution facilities, offset by consideration received from suppliers in connection with the purchase, transportation, or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading, LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. Other expense (income), net includes interest on outstanding indebtedness, including direct financing and capital lease obligations, net periodic benefit plan income, excluding service costs, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $174.0 million and $138.0 million for the first quarter of fiscal 2019 and 2018, respectively. The first quarter of fiscal 2019 included $14.3 million of expenses related to Supervalu shipping and handling costs.

Inventories

Inventories are valued at the lower of cost or market. For historical United Natural Foods, Inc. inventory, cost is determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last in, last out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. The Company is currently evaluating its combined inventory accounting policies and expects to finalize this evaluation during the second quarter of fiscal 2019. The impact of using LIFO for a portion of the Company’s inventory as of and for the first fiscal quarter did not have a material impact on the results of operations or the ending inventory balance as of and for the 13-week period ended October 27, 2018.
Vendor Funds
The Company receives funds from many of the vendors whose products it buys for resale. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities; placement of the vendors’ products in its advertising; display of the vendors’ products in prominent locations in its stores; supporting the introduction of new products into its stores and distribution centers; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as a reduction to the cost of inventory.

Business Dispositions

The Company reviews the presentation of planned business dispositions in the Condensed Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, the Company evaluates whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 17. “Discontinued Operations” for additional information.

The carrying value of the business held for sale is reviewed for recoverability upon meeting the classification requirements. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, indefinite lived intangible assets and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell, and no additional depreciation or amortization expense is recognized.

There are inherent judgments and estimates used in determining the fair value less costs to sell of a business and any impairment charges. The sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to closing.

Benefit Plans

The Company recognizes the funded status of its company-sponsored defined benefit plans, which it acquired in the first quarter of fiscal 2019 through the acquisition of Supervalu, in the Condensed Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets. The Company sponsors pension and other postretirement plans in various forms covering employees who meet eligibility requirements. The determination of the Company’s obligation and related income or expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in healthcare and compensation costs. These assumptions are disclosed in Note 15. “Benefit Plans”. Actual results that differ from the assumptions are accumulated and amortized over future periods.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 15. “Benefit Plans” for additional information on participation in multiemployer plans.

The Company also contributes to 401(k) retirement savings plans for its employees.

Change in Accounting Policy

In the first quarter of fiscal 2019, the Company changed its accounting policy for reporting book overdrafts in the Condensed Consolidated Statements of Cash Flows. Amounts previously reported as increase in bank overdrafts on the Condensed Consolidated Statements of Cash Flows represent outstanding checks issued but not yet presented to financial institutions for disbursement in excess of positive balances held at financial institutions, and as such represent book overdrafts. Book overdrafts are included within the Accounts payable balance in the Condensed Consolidated Balance Sheets. The change in these book overdraft amounts were previously reported as financing activities cash flows on the Condensed Consolidated Statements of Cash Flows, on a line item titled Increase in bank overdrafts. The Company has elected a preferable accounting policy presentation for classifying the change in book overdrafts from financing activities to operating activities, which resulted in the reclassification of prior period amounts to conform to the current period presentation. The Company concluded that operating activity classification is preferable, as book overdrafts do not result in financial institution borrowing or repayment activity at the end of respective reporting periods and the presentation presents a more accurate disclosure of its cash generation and consumption activities. The reclassification resulted in a decrease to cash used in operating activities of $31.9 million and a corresponding increase in cash provided by financing activities for the 13-week period ended October 28, 2017. The reclassification had no effect on previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Condensed Consolidated Statements of Stockholders’ Equity.

2.                                      RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. The Company adopted this guidance in the first quarter of fiscal 2019, and it presents non-service cost components of net periodic benefit income, as disclosed in Note 15. “Benefit Plans”, in an other income and expense line titled “Net periodic benefit income, excluding service cost” in the Condensed Consolidated Statements of Income. The service cost components are recorded within Operating expenses. The adoption of this standard did not have an impact on the Company’s prior period Condensed Consolidated Statements of Income, as all benefit plan costs for defined benefit pension and other postretirement benefit plans incurred are attributable to the Supervalu business, which was acquired in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the presentation of restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. This ASU is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, with retrospective application required. The Company adopted this ASU in the first quarter of fiscal 2019, and included restricted cash within its reconciliation of the beginning and ending amounts in the Condensed Consolidated Statements of Cash Flows. The only restricted cash the Company has is $566.4 million within Restricted cash balance on the Condensed Consolidated Balance Sheets as of October 27, 2018. The adoption of this ASU had no impact to the Condensed Consolidated Statements of Cash Flows for the 13-week period ended October 28, 2017, as the Company did not previously have a restricted cash balance.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the new standard in the first quarter of fiscal 2019, with no impact to its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. This ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2018. The Company adopted this standard in the first quarter of fiscal 2019, with no impact to its Condensed Consolidated Statements of Cash Flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which has been updated by multiple amending ASUs (collectively “ASC 606”) and supersedes previous revenue recognition requirements (“ASC 605”). The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the ASU requires new, enhanced quantitative and qualitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The collective guidance is effective for public companies with annual periods, and interim periods within those periods, beginning after December 15, 2017. The new standard permits either of the following adoption methods: (i) a full retrospective application with restatement of each period presented in the financial statements with the option to elect certain practical expedients, or (ii) a retrospective application with the cumulative effect of adopting the guidance recognized as of the date of initial application (“modified retrospective method”). The Company has adopted this new guidance in the first quarter of fiscal 2019 using the modified retrospective method, with no significant impact to our Condensed Consolidated Balance sheets, Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash flows.

The primary impact of adopting the new standard, contained within the wholesale distribution reportable segment, is related to the sale of certain private label products for which revenue is recognized over time under the new standard as opposed to at a point in time under ASC 605. Private label products are specific to the customer to which they are sold, and are typically packaged with the customer’s logo or other products for which the customer has an exclusive right to sell. The Company is contractually restricted from selling private label products with the customer’s logo or other exclusive products to other third-party customers. As a result, the underlying good has no alternative use to the Company. In some instances, the Company’s contracts also require the customer to purchase private label inventory held by the Company if the agreement is terminated, the customer discontinues selling the specific product, or the product is nearing its expiration date. This gives the Company an enforceable right to payment for performance completed to date from certain customers, once it has procured private label product. As a result, the Company now recognizes revenue from these product sales over time, as control is transferred to the customer, using a cost-incurred input measure of progress, as opposed to at a point in time, typically upon delivery, under ASC 605. Control of these products is transferred to the customer upon incurrence of substantially all of the Company’s costs related to the product, and therefore the cost-incurred input method is determined to be a faithful depiction of the transfer of goods.

The effect of adopting this change resulted in an increase to Retained earnings of $0.3 million, which was recorded in the first quarter of fiscal 2019. This change did not materially impact our Condensed Consolidated Statements of Income for the first quarter of fiscal 2019. Refer to Note 3. “Revenue Recognition” for further discussion of our adoption of the new standard.

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued authoritative guidance under ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU adds the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. This ASU is effective for public companies with interim and fiscal years beginning after December 15, 2018, which for the Company is the first quarter of fiscal year 2020. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company has outstanding cloud computing arrangements and continues to incur costs that it believes would be required to be capitalized under ASU 2018-05. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company is required to adopt this guidance in the first quarter of fiscal 2021. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020, with early adoption permitted. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new comprehensive lease accounting guidance that supersedes existing lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. This ASU will require the Company to recognize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases, which the Company believes will result in a significant impact to its consolidated balance sheets. The Company is evaluating the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption, as well as a number of optional practical expedients, which the Company may elect to apply. The ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020, with early adoption permitted. The Company expects to adopt this standard in the first quarter of fiscal 2020 and has begun an assessment of the impacts of this ASU on the Company’s consolidated financial statements and any necessary changes to our accounting policies, processes and controls, and systems. Information about the amounts and timing of our undiscounted future lease payments can be found in Note 14. “Leases.”

3.                                      REVENUE RECOGNITION
Revenue Recognition Accounting Policy
The Company recognizes revenue in an amount that reflects the consideration that is expected to be received for goods or services when its performance obligations are satisfied by transferring control of those promised goods or services to its customers. ASC 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when or as the performance obligation is satisfied.

This footnote addresses the Company’s revenue recognition policies for its continuing operations only; refer to Note 17. “Discontinued Operations” for additional information about our revenue recognition policies of discontinued operations.
Revenues from wholesale product sales are recognized when control is transferred, which typically happens upon either shipment or delivery, depending on the contract terms with the customer. Typically, shipping and customer receipt of wholesale products occur on the same business day. Discounts and allowances provided to customers are recognized as a reduction in Net sales as control of the products is transferred to customers. The Company recognizes freight revenue related to transportation of its products when control of the product is transferred, which is typically upon delivery.
Sales tax is excluded from Net sales. Limited rights of return or product warranties exist with the Company’s customers due to the nature of the products it sells.
Product sales
The Company enters into wholesale customer distribution agreements that provide terms and conditions of our order fulfillment. The Company’s distribution agreements often specify levels of required minimum purchases in order to earn certain rebates or incentives. Certain contracts include rebates and other forms of variable consideration, including consideration payable to the customer up-front, over time or at the end of a contract term.
In transactions for goods or services where the Company engages third-parties to participate in its order fulfillment process, it evaluates whether it is the principal or an agent in the transaction. The Company’s analysis considers whether it controls the goods or services before they are transferred to its customer, including an evaluation of whether the Company has the ability to direct the use of, and obtain substantially all the remaining benefits from, the specified good or service before it is transferred to the customer. Agent transactions primarily reflect circumstances where the Company is not involved in order fulfillment or where it is involved in the order fulfillment but is not contractually obligated to purchase the related goods or services from vendors, and instead extends wholesale customers credit by paying vendor trade accounts payable and do not control products prior to their sale. Under ASC 606, if the Company determines that it is acting in an agent capacity, transactions are recorded on a net basis. If the Company determines that it is acting in a principal capacity, transactions are recorded on a gross basis.
The Company also evaluates vendor sales incentives to determine whether they reduce the transaction price with its customers. The Company’s analysis considers which party tenders the incentive, whether the incentive reflects a direct reimbursement from a vendor, whether the incentive is influenced by or negotiated in conjunction with any other incentive arrangements and whether the incentive is subject to an agency relationship with the vendor, whether expressed or implied. Typically, when vendor incentives are offered directly by vendors to the Company’s customers, require the achievement of vendor-specified requirements to be earned by customers, and are not negotiated by the Company or in conjunction with any other incentive agreement whereby it does not control the direction or earning of these incentives, then Net sales are not reduced as part of the Company’s determination of the transaction price. In circumstances where the vendors provide the Company consideration to promote the sale of their goods and the Company determines the specific performance requirements for its customers to earn these incentives, Net sales are reduced for these customer incentives as part of the determination of the transaction price.
Certain customer agreements provide for the right to license one or more of the Company’s tradenames, such as FESTIVAL FOODS®, SENTRY®, COUNTY MARKET®, NEWMARKET®, FOODLAND®, JUBILEE® and SUPERVALU®. The Company typically does not separately charge for the right to license its tradenames. The Company believes that these tradenames are capable of being distinct, but are not distinct within the context of the contracts with its customers. Accordingly, the Company does not separately recognize revenue related to tradenames utilized by its customers. In addition, the Company enters into franchise agreements to separately charge its customers, who the Company also sells wholesale products to, for the right to use its CUB FOODS® tradename.
The Company enters into distribution agreements with manufacturers to provide wholesale supplies to the Defense Commissary Agency (“DeCA”) and other government agency locations. DeCA contracts with manufacturers to obtain grocery products for the commissary system. The Company contracts with manufacturers to distribute products to the commissaries after being authorized by the manufacturers to be a military distributor to DeCA. The Company must adhere to DeCA’s delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is contracted by the manufacturer for a particular commissary or exchange location, and then places a product order with that distributor that is covered under DeCA’s master contract with the applicable manufacturer. The Company supplies product from its existing inventory, delivers it to the DeCA designated location, and bills the manufacturer for the product price plus a drayage fee. The manufacturer then bills DeCA under the terms of its master contract. The Company has determined that it controls the goods before they are transferred to the customer, and as such it is the principal in the transaction. Revenue is recognized on a gross basis when control of the product passes to the DeCA designated location.

Professional Services, Equipment Sales and Other Promises
Many of the Company’s agreements with customers include various professional services and other promises to customers, in addition to the sale of the product itself, such as retail store support, advertising, store layout and design services, merchandising support, couponing, e-commerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. These professional services may contain a single performance obligation for each respective service, in which case such services revenues are recognized when delivered. The Company determined that certain services provided are immaterial within the overall context of the respective contract, and as such has not allocated the transaction price to these obligations.
Wholesale equipment sales are recorded as direct sales to customers when shipped or delivered, consistent with the recognition of product sales.
Customer incentives
The Company provides incentives to its wholesale customers in various forms established under the applicable agreement, including advances, payments over time that are earned by achieving specified purchasing thresholds, and upon the passage of time. The Company typically records customer advances within Other assets and Other current assets and typically recognizes customer incentive payments that are based on expected purchases over the term of the agreement as a reduction to Net sales. To the extent that the transaction price for product sales includes variable consideration, such as certain of these customer incentives, the Company estimates the amount of variable consideration that should be included in the transaction price primarily by utilizing the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the agreement will not occur. The Company believes that there will not be significant changes to its estimates of variable consideration, as the uncertainty will be resolved within a relatively short time and there is a significant amount of historical data that is used in the estimation of the amount of variable consideration to be received. Therefore, the Company has not constrained its estimates of variable consideration.
Customer incentive assets are reviewed for impairment when circumstances exist for which the Company no longer expects to recover the applicable customer incentives.
Disaggregation of Revenues
The following table details the Company’s revenue recognition for the periods presented by type of customer for each of its segments. The Company does not record its revenues within its wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	October 27, 2018
Customer Type	Wholesale	Other	Eliminations	Consolidated
Supernatural	$1,027	$—	$—	$1,027
Independents	667	—	—	667
Supermarkets	707	—	—	707
Supervalu	223	1	—	224
Other	233	48	(38)	243
Total	$2,857	$49	$(38)	$2,868

	Net Sales for the 13-Week Period Ended
(in millions)	October 28, 2017
Customer Type	Wholesale		Other	Eliminations	Consolidated
Supernatural	$853		$—	$—	$853
Independents	639		—	—	639
Supermarkets	704		—	—	704
Other	250		57	(45)	262
Total	$2,446	*	$57	$(45)	$2,458
* Reflects rounding

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada and international distribution occurs through freight-forwarders. The Company does not have any performance obligations on international shipments subsequent to delivery to the domestic port.
Contract Balances
The Company does not typically incur costs that are required to be capitalized in connection with obtaining a contract with a customer. Expenses related to contract origination primarily relate to employee costs that the Company would incur regardless of whether the contract was obtained with the customer.
The Company typically does not have any performance obligations to deliver products under its contracts until its customers submit a purchase order, as it stands ready to deliver product upon receipt of a purchase order under contracts with its customers. These performance obligations are generally satisfied within a very short period of time. Therefore, the Company has utilized the practical expedient that provides an exemption from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. The Company does not typically receive pre-payments from its customers.
Customer payments are due when control of goods or services are transferred to the customer and are typically not conditional on anything other than payment terms, which typically range less than 30 days. Since no significant financing components exist between the period of time the Company transfers goods or services to the customer and when it receives payment for those goods or services, the Company has elected not to adjust its revenue recognition policy to recognize financing components. Customer incentives are not considered contract assets as they are not generated through the transfer of goods or services to the customers. No material contract assets exist for any period reported within these Condensed Consolidated Financial Statements.
Accounts and notes receivable are as follows:

(in thousands)	October 27, 2018	July 28, 2018
Customer accounts receivable	$1,093,907	$595,698
Customer notes receivable	18,336	—
Allowance for uncollectible receivables	(15,388)	(15,996)
Other receivables, net	17,160	—
Accounts receivable, net	$1,114,015	$579,702

Long-term notes receivable, included within Other assets	$45,904	$—

4.                                      ACQUISITIONS

Supervalu Acquisition

On July 25, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire all of the outstanding equity securities of Supervalu, which was then the largest publicly traded food wholesaler in the United States. The acquisition of Supervalu diversifies the Company’s customer base, enables cross-selling opportunities, expands market reach and scale, enhances technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth. The merger was completed on October 22, 2018. At the effective time of the acquisition, each share of Supervalu common stock, par value $0.01 per share, issued and outstanding, was canceled and converted into the right to receive a cash payment equal to $32.50 per share, without interest. Total consideration related to this acquisition was approximately $2.3 billion, $1.3 billion of which was paid in cash to Supervalu shareholders and $1.0 billion of which was used to satisfy Supervalu’s outstanding debt obligations.

The assets and liabilities of Supervalu were recorded in the Company’s consolidated financial statements on a provisional basis at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Refer to Note 17. “Discontinued Operations” for more information.

The following table summarizes the consideration paid, preliminary fair values of the Supervalu assets acquired and liabilities assumed, and the resulting preliminary goodwill. Due to the recent closing of the transaction, as of October 27, 2018, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

(in thousands)	As of October 22, 2018
Cash and cash equivalents	$25,102
Accounts receivable	557,680
Inventories	1,162,360
Prepaid expenses and other current assets	66,440
Current assets of discontinued operations(1)	196,615
Property, plant and equipment	1,148,001
Goodwill	347,485
Intangible assets	1,077,541
Other assets	109,445
Long-term assets of discontinued operations(1)	404,301
Accounts payable	(967,429)
Other current liabilities	(282,692)
Current portion of long term debt and capital lease obligations	(579,677)
Current liabilities of discontinued operations(1)	(150,611)
Long-term debt and capital lease obligations	(179,262)
Pension and other postretirement benefit obligations	(234,324)
Deferred income taxes	(177,231)
Other long-term liabilities assumed	(200,913)
Long-term liabilities of discontinued operations(1)	(1,401)
Noncontrolling interests	1,633
Total fair value of net assets acquired	2,323,063
Less: cash and cash equivalents acquired(2)	(30,596)
Less: unpaid consideration(3)	(18,638)
Total consideration for acquisition, less cash acquired and unpaid consideration	$2,273,829

(1)
Refer to Note 17. “Discontinued Operations” for additional Condensed Consolidated Balance Sheet information regarding the carrying value of discontinued operations at the end of the first quarter of fiscal 2019, subsequent to the acquisition date.

(2)	Includes cash and cash equivalents acquired attributable to discontinued operations.

(3)
Includes equity consideration for share-based awards that have not yet been paid, which reflects non-cash consideration for the first quarter of fiscal 2019 that will become cash consideration in subsequent periods.

Preliminary goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and Supervalu that could not be individually identified and separately recognized. The Company is currently evaluating the tax deductibility of the provisional goodwill amount, however it currently expects a substantial portion of its goodwill to be deductible for income tax purposes. Based on the preliminary valuation, goodwill resulting from the acquisition was primarily attributed to the Company’s wholesale segment, which is presented in Goodwill in the table above. In addition, $45 million preliminary goodwill was attributed to the retail reporting unit within discontinued operations, which the Company attributed to assembled workforce.

The following table summarizes the identifiable intangible assets recorded based on provisional valuations. The identifiable intangible assets are expected to be amortized on a straight-line basis over the estimated useful lives indicated. The preliminary fair value of identifiable intangible assets acquired was determined using income approaches. Significant assumptions utilized in the income approach were based on Company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

(in thousands)	Estimated Useful Life	As of October 22, 2018
Customer relationship assets(1)	11–19 years	$985,000
Favorable operating leases(1)	3–25 years	24,455
Trade names(2)	2-9 years	98,000
Pharmacy prescription files(3)	5–7 years	59,700
Non-compete agreement(1)	2 years	13,000
Unfavorable operating leases(1)	2 years	(13,623)
Total Supervalu finite-lived intangibles acquired		$1,166,532

(1)	Includes continuing operations intangible assets.

(2)	Includes continuing and discontinued operations intangible assets

(3)	Includes discontinued operations intangible assets.

In addition to the acquisition of assets and assumption of liabilities above, the Company also began a restructuring plan which resulted in additional costs and expenses recorded in its Condensed Consolidated Statements of Income for the 13-week period ended October 27, 2018. Refer to Note 5. “Restructuring, Acquisition, and Integration Related Expenses” and Note 11. “Share-Based Awards” for further information.

The Company recorded $25.6 million and $6.3 million in pre-tax acquisition and integration costs, respectively, for the 13-week period ended October 27, 2018, which are discussed in Restructuring, acquisition, and integration related expenses in the Company’s Condensed Consolidated Statements of Income.

The accompanying Condensed Consolidated Statements of Income include the results of operations of Supervalu since the October 22, 2018 acquisition date through October 27, 2018. Supervalu’s net sales for this time period are reported in Note 3. “Revenue Recognition” for continuing operations and in Note 17. “Discontinued Operations” for discontinued operations.

The following table presents unaudited supplemental pro forma consolidated Net sales and Net income from continuing operations based on Supervalu’s historical reporting periods as if the acquisition had occurred as of July 30, 2017:

	13-Week Period Ended
(in thousands, except per share data)	October 27, 2018(1)	October 28, 2017(2)
Net sales	$5,983,208	$5,910,484
Net loss from continuing operations	$(54,716)	$(53,367)
Basic net loss from continuing operations per share	$(1.08)	$(1.05)
Diluted net loss from continuing operations per share	$(1.08)	$(1.05)

(1)	These pro forma results reflect an additional 12 weeks from Supervalu for the period ended, September 8, 2018.

(2)
These pro forma results reflect Supervalu’s and Associated Grocers of Florida, Inc.’s, which was acquired by Supervalu on December 8, 2017, 13-week periods ended September 16, 2017 and August 5, 2017, respectively.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

5.                                      RESTRUCTURING, ACQUISITION, AND INTEGRATION RELATED EXPENSES

2019 SUPERVALU INC. As part of its acquisition of Supervalu and in order to achieve synergies from this combination, the Company is taking certain actions, which began during the first quarter of fiscal 2019 and will continue through at least fiscal 2020 to: (i) review its organizational structure and the strategic needs of the business going forward to identify and place talent with the appropriate skills, experience and qualifications to meet these needs; and (ii) dispose of and exit the Supervalu legacy retail operations, as efficiently and economically as possible in order to focus on the Company’s core wholesale distribution business. Actions associated with retail divestitures and adjustments to the Company’s core cost-structure for its wholesale food distribution business are expected to result in headcount reductions and other costs and charges.

The following is a summary of the restructuring costs the Company recorded related to the actions in fiscal 2019, the payments and other adjustments related to these costs and the remaining liability as of October 27, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2019	Acquired Restructuring Liability	Payments and Other Adjustments	Restructuring Cost Liability as of October 27, 2018
Severance and other employee separation and transition costs(1)	$34,966	$6,193	$—	$41,159
Tax payments	1,028	—	—	1,028
Other	75	—	—	75
Total	$36,069	$6,193	$—	$42,262

(1)	Includes $33.8 million of charges related to change-in-control expense to satisfy outstanding equity awards and severance related costs.

The Company also incurred acquisition costs of approximately $25.6 million and integration costs of $6.3 million, during the first quarter of fiscal 2019. The Company expects to incur approximately $12 million of additional restructuring expense throughout the remainder of fiscal 2019.

2018 Earth Origins Market. During the fiscal year ended July 28, 2018, the Company recorded restructuring and asset impairment expenses of $16.1 million, including a loss on the disposition of assets of approximately $2.7 million, related to the Company’s Earth Origins Market retail business. During the second quarter of fiscal 2018 the Company made the decision to close three non-core, under-performing stores of its total twelve stores. Based on this decision, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.4 million on long-lived assets and $7.9 million to goodwill, respectively, during the second quarter of fiscal 2018. During the fourth quarter of fiscal 2018 the Company disposed of its Earth Origins retail business. The Company recorded restructuring costs of $2.2 million during fiscal 2018.

The following is a summary of the restructuring costs the Company recorded related to Earth Origins in fiscal 2018, the payments and other adjustments related to these costs and the remaining liability as of October 27, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2018	Payments and Other Adjustments	Restructuring Cost Liability as of October 27, 2018
Severance and closure costs	$819	$(626)	$193
Lease termination and facility closing costs	1,400	(1,400)	—
Total	$2,219	$(2,026)	$193

2017 Cost Saving and Efficiency Initiatives. During fiscal 2017, the Company announced a restructuring program in conjunction with various cost saving and efficiency initiatives, including the planned opening of a shared services center. The Company recorded total restructuring costs of $6.9 million during the fiscal year ended July 29, 2017, all of which was recorded in the second half of fiscal 2017. Of the total restructuring costs recorded, $6.6 million was primarily related to severance and other employee separation and transition costs and $0.3 million was due to an early lease termination and facility closing costs for the Company’s Gourmet Guru facility in Bronx, New York. During fiscal 2018, the Company performed an analysis on the remaining restructuring cost liability and as a result, recorded a benefit of $0.1 million which is included in “payments and other adjustments” in the table below.

The following is a summary of the restructuring costs the Company recorded in fiscal 2017, the payments and other adjustments related to these costs and the remaining liability as of October 27, 2018 (in thousands):

	Restructuring Costs Recorded in Fiscal 2017	Payments and Other Adjustments	Restructuring Cost Liability as of October 27, 2018
Severance and other employee separation and transition costs	$6,606	$(6,341)	$265
Early lease termination and facility closing costs	258	(258)	—
Total	$6,864	$(6,599)	$265

6.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended
(in thousands, except per share data)	October 27, 2018	October 28, 2017
Basic weighted average shares outstanding	50,583	50,817
Net effect of dilutive stock awards based upon the treasury stock method(1)	—	140
Diluted weighted average shares outstanding(1)	50,583	50,957

Basic per share data:
Continuing operations	$(0.42)	$0.60
Discontinued operations(1)	$0.04	$—
Basic (loss) earnings per share	$(0.38)	$0.60
Diluted per share data:
Continuing operations	$(0.42)	$0.60
Discontinued operations(1)	$0.04	$—
Diluted (loss) earnings per share	$(0.38)	$0.60

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	275	155

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding which includes the net effect of dilutive stock awards, or approximately 598 thousand shares.

7.                                      DERIVATIVES AND FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at October 27, 2018, except for one interest rate swap contract which matures on March 21, 2019 and is described in more detail below. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets.

Details of outstanding swap contracts as of October 27, 2018, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 21, 2019(1)	$300.0	2.0075%	One-Month LIBOR	Monthly
June 9, 2019(2)	$50.0	0.8725%	One-Month LIBOR	Monthly
June 28, 2019(2)	$50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021(2)	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021(2)	$25.0	0.9260%	One-Month LIBOR	Monthly
August 15, 2022(3)	$66.0	1.7950%	One-Month LIBOR	Monthly
August 15, 2022(3)	$44.0	1.7950%	One-Month LIBOR	Monthly
October 30, 2020(4)	$100.0	2.8240%	One-Month LIBOR	Monthly
October 31, 2022(4)	$100.0	2.8915%	One-Month LIBOR	Monthly
October 31, 2023(4)	$100.0	2.9210%	One-Month LIBOR	Monthly
October 22, 2025(4)	$50.0	2.9550%	One-Month LIBOR	Monthly

(1)
On October 22, 2018, as a result of the acquisition of Supervalu, the Company assumed a pay fixed and receive floating interest rate swap agreement originally entered into by Supervalu to effectively convert $300 million of its variable rate debt to a fixed rate by swapping the variable LIBOR rate component to a fixed rate of 2.0075%. The Company entered into a novation agreement with the counterparty to novate this agreement to the Company, keeping it in place through its scheduled maturity date of March 2019. This interest rate swap contract was kept in place to fix the underlying variability in expected interest payment cash outflows on $300 million notional amount of its LIBOR based debt. This interest rate swap contract is not designated as a hedging instrument as of October 27, 2018, and as such gains or losses resulting from the change in fair value of the contract are reported as Interest expense within the Condensed Consolidated Statements of Income.

(2)
In June 2016, the Company entered into four pay fixed and receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements were effective in June 2016 and expire at varied dates between June 2019 and April 2021. These interest rate swap contracts have an aggregate notional principal amount of $150 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 0.7265% and 1.0650%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(3)
On January 23, 2015, the Company entered into two pay fixed and receive floating interest rate swap contracts with effective dates in August 2015, which expire in August 2022. The interest rate swap contracts have amortizing notional amounts which adjust down on a quarterly basis. These interest rate swap contracts require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates of 1.7950%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(4)
On October 26, 2018, the Company entered into four pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of October 26, 2018 and expire at varied dates between October 2020 and October 2025. These interest rate swap contracts have an aggregate notional principal amount of $350 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8240% and 2.9550%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. October 27, 2018, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $19.1 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $19.9 million.

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest expense when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Income for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	October 27, 2018	October 28, 2017
(In thousands)	Interest Expense	Interest Expense
Total amounts of expense presented in the consolidated results of operations in which the effects of cash flow hedges are recorded	$7,671	$3,667
Gain or (loss) on cash flow hedging relationships:
Gain or (loss) reclassified from comprehensive income into income	$551	$(30)
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$(88)	$—

Recurring Fair Value Measurements

The following table provides the fair value for financial assets and liabilities under the fair value hierarchy that are measured on a recurring basis:

		Fair Value at October 27, 2018
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,148	$—
Interest rate swap not designated as a hedging instrument	Prepaid expenses and other current assets	$—	$570	$—
Mutual funds	Prepaid expenses and other current assets	$1,541	$—	$—
Interest rate swaps designated as hedging instruments	Other Assets	$—	$5,886	$—
Mutual funds	Other Assets	$1,856	$—	$—

		Fair Value at July 28, 2018
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,459	$—
Interest rate swaps designated as hedging instruments	Other Assets	$—	$5,860	$—

Mutual Funds

Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy. Deferred compensation liabilities consist of obligations to participants in deferred compensation plans, and are determined based on the fair value of the related deferred compensation plan investments or designated phantom investments of the plan at each reporting period.

Fair Value Estimates

For certain of the Company’s financial instruments including cash and cash equivalents, restricted cash, receivables, accounts payable, accrued vacation, compensation and benefits, and other current assets and liabilities the fair values approximate carrying amounts due to their short maturities. The carrying amount of notes payable approximates fair value as interest rates on the ABL Credit Facility approximate current market rates (level 2 criteria).

Notes receivable estimated fair value is determined by a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs. Long-term debt, including current portion, estimated fair value is determined by using available market information and appropriate valuation methodologies taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to the Company’s incremental borrowing rate for similar financial instruments and are therefore deemed Level 2 inputs. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	October 27, 2018		July 28, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable	$64,240	$64,240	$—	$—
Liabilities:
Long-term debt and capital lease obligations, including current portion	$2,654,622	$2,674,688	$150,150	$155,317

Subsequent Events

On November 16, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 16, 2018 and expire at varied dates between March 2023 and October 2025. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8950% and 2.9590%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

On November 30, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 30, 2018 and expire at varied dates between October 2021 and October 2024. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8084% and 2.8480%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

8.                                      TREASURY STOCK

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

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company did not purchase any shares of the Company’s common stock in the first quarter of fiscal 2019.

9.                                      INCOME TAXES

Effective Tax Rate

Our effective income tax rate for continuing operations was 16.6% and 41.8% for the 13-week periods ended October 27, 2018 and October 28, 2017, respectively. The first quarter of fiscal 2019 effective tax rate reflects a tax benefit based on a consolidated pre-tax loss from continuing operations. The decrease in the effective income tax rate was primarily driven by a full year of tax savings due to Tax Reform.  The decrease is primarily offset by an increase in non-deductible compensation expense.
The total provision for income taxes included in the consolidated statements of income consisted of the following:

	13-Week Period Ended
(in thousands)	October 27, 2018	October 28, 2017
Continuing operations	$(4,255)	$21,889
Discontinued operations	749	—
Total	$(3,506)	$21,889
Effects of the Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Given the significance of the legislation, the SEC staff issued SAB 118, which allowed registrants to record provisional or estimated amounts concerning TCJA impacts during a one year “measurement period” similar to that used when accounting for business combinations. The measurement period was deemed to end when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

As of the current quarterly period, the Company has closed the measurement period relating to the effects of TCJA. The final amounts the Company has reported may change further only in the event of return to provision adjustments.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

13-Week Period Ended
(in thousands)	October 27, 2018
Unrecognized tax benefits at beginning of year	$1,104
Unrecognized tax benefits assumed in a business combination	41,321
Unrecognized tax benefits at end of period	$42,425

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 27, 2018 total gross interest and penalties accrued was $14.7 million.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of October 27, 2018, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and in most states is no longer subject to state income tax examinations for fiscal years before 2008 and 2014 for Supervalu and United Natural Foods, Inc., respectively.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $11 million during the next 12 months.

Other

Under ASU 2016-09, the Company accounts for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized $1.2 million of income tax expense related to excess tax deficiencies for share-based payments for the 13-week period ended October 27, 2018 and $0.9 million of income tax expense related to tax deficiencies for share-based payments for the 13-week period ended October 28, 2017.

10.         BUSINESS SEGMENTS

The Company has three operating segments, legacy Company wholesale, Supervalu wholesale and Canada wholesale, aggregated under the wholesale reportable segment. In addition, the Company’s Retail operating segment is a separate reportable segment, which is primarily comprised of discontinued operations activities. The legacy Company wholesale, Supervalu wholesale and Canada wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, and conventional grocery and non-food products, and in the provision of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a former retail division, that engaged in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company’s brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company’s customers. “Other” also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Non-operating expenses that are not allocated to the operating segments are under the caption of “Unallocated (Income)/Expenses.”

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended October 27, 2018:
Net sales(1)	$2,856,966	$48,754	$(37,564)	$—	$2,868,156
Restructuring, acquisition, and integration related expenses	—	68,004	—	—	68,004
Operating income (loss)	60,237	(78,329)	(746)	—	(18,838)
Total other expense, net	—	—	—	6,778	6,778
(Loss) income from continuing operations before income taxes	—	—	—	—	(25,616)
Depreciation and amortization	23,517	1,276	—	—	24,793
Capital expenditures	15,737	644	—	—	16,381
Goodwill	697,797	10,153	—	—	707,950
Total assets of continuing operations	7,164,623	847,897	(39,013)	—	7,973,507

13-Week Period Ended October 28, 2017:
Net sales	$2,444,658	$57,432	$(44,545)	$—	$2,457,545
Operating income (loss)	59,956	(4,591)	(258)	—	55,107
Total other expense, net	—	—	—	2,713	2,713
Income from continuing operations before income taxes	—	—	—	—	52,394
Depreciation and amortization	21,539	903	—	—	22,442
Capital expenditures	4,177	1,080	—	—	5,257
Goodwill	352,786	18,025	—	—	370,811
Total assets of continuing operations	2,919,476	171,239	(44,403)	—	3,046,312

(1)
For the first quarter of fiscal 2019, the Company recorded $21.8 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

11.                                     SHARE-BASED AWARDS

Pursuant to the Merger Agreement, dated as of July 25, 2018, as amended, each outstanding Supervalu stock option, whether vested or unvested, that was unexercised as of immediately prior to the effective time of the Merger (“SVU Option”) was converted, effective as of the effective time of the Merger, into a stock option exercisable for shares of common stock of the Company (“Replacement Option”) under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) in accordance with the adjustment provisions of the Supervalu stock plan pursuant to which such SVU Option was granted and the Merger Agreement, with such Replacement Option generally having the same terms and conditions as the underlying SVU Option. In addition, pursuant to the Merger Agreement, each outstanding Supervalu restricted share award, restricted stock unit award, deferred share unit award and performance share unit award (“SVU Equity Award”) was converted, effective as of the effective time of the Merger, into time-vesting awards (“Replacement Award”) under the 2012 Plan with a settlement value equal to the merger consideration ($32.50 per share) multiplied by the number of shares of Supervalu common stock subject to such SVU Equity Award, and generally upon the same terms of the SVU Equity Award including the applicable change in control termination protections. The Merger Agreement originally provided that the Replacement Awards were payable in cash, however, the Merger Agreement was amended on October 10, 2018, to provide that the Replacement Awards could be settled at the Company’s election, in cash and/or an equal value in shares of common stock of the Company.

During the first quarter of fiscal 2019, the Company authorized for issuance and registered on a Registration Statement on Form S-8 filed with the SEC on October 22, 2018 (the “Form S-8”) an additional 5,000,000 shares for issuance in order to satisfy the Replacement Options and Replacement Awards. As of October 27, 2018, there were 1,786,610 shares available for issuance under the 2012 Plan and an additional 5,000,000 shares for issuance solely to satisfy the Replacement Options and the Replacement Awards. In accordance with ASC 718, Compensation- Stock Compensation, the Replacement Awards are liability classified awards as they may ultimately be settled in cash or shares at the discretion of the employee because employees holding such equity awards were offered the opportunity to participate in an immediate sale program established by the Company on their behalf. The liability will not be marked-to-market each reporting period as the share-based awards will be settled in cash or shares based on the fixed value of $32.50 per share.

The Company recognized total share-based compensation expense of $8.1 million during the first quarter of fiscal 2019 which included share-based compensation expense of $0.6 million for Supervalu Replacement Awards related to the post-combination period, beginning on the acquisition date through October 27, 2018. Share-based compensation expense does not include $21.4 million of charges for the settlement of share-based awards recorded as part of restructuring costs, described in Note 5. “Restructuring, Acquisition, and Integration Related Expenses” of which $20.6 million relates to change-in-control payments. The Company recorded share-based compensation expense of $7.3 million in the first quarter of fiscal 2018. The total income tax benefit for share-based compensation arrangements was $1.9 million and $2.2 million for the first quarters of fiscal 2019 and fiscal 2018, respectively.

Supervalu Replacement Awards generally vest in three equal installments or cliff-vest after three years from the date they were originally granted by Supervalu. The Company’s other time vesting awards are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six month anniversary of the grant date. As of October 27, 2018, there was $106.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) of which $50.2 million relates to Supervalu Replacement Awards. Unrecognized compensation cost related to Replacement Options is de minimis. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years

New Retirement Provision

Subsequent to the first fiscal quarter of fiscal 2019, after reviewing retirement provisions and practices for the treatment of equity awards at comparable companies, the Compensation Committee of the Company’s Board of Directors determined to change the terms of its long-term compensation awards to accommodate executives who might consider retiring and to better assure that their awards provided an incentive to work for the long term best interests of the Company up to their termination date, and regardless of their retirement plans. Accordingly, the Compensation Committee determined that time-based vesting restricted stock units, with the exception of Replacement Awards, will continue to vest during retirement after termination of employment on the same terms as they would if the executive had not retired, but without the requirement that they remain employed. Performance share-units will be treated similarly on retirement, but subject to actual performance at the time achievement of performance objectives is measured. In addition, an executive’s equity awards granted in the year of retirement will be prorated to reflect the service period prior to the date of retirement. Retirement vesting will only be available to employees age 59 or older who voluntarily terminate employment after at least 10 years of service to the Company. As a result of these retirement provisions, the Company expects to record an additional share-based compensation charge of approximately $10 million during the remainder of fiscal 2019, with the majority of this expense to be recorded in the second fiscal quarter.

12.                                      NOTES PAYABLE
ABL Credit Facility
On August 30, 2018, the Company entered into a loan agreement (as amended by that certain First Amendment to Loan Agreement, dated as of October 19, 2018, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders (the “Canadian Agent”), and the other parties thereto.
The ABL Loan Agreement provides for an asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $125.0 million sublimit of availability for letters of credit of which there is a further $5.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility (the “Former ABL Credit Facility”), and $1,475.0 million of proceeds from the ABL Credit Facility were primarily used to finance the Supervalu acquisition and related transaction costs.
Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $600.0 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.
The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries who are not also Borrowers (collectively, the “ABL Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the ABL Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Borrowers’ and ABL Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and ABL Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.
Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivable, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy scripts availability of the Borrowers, after adjusting for customary reserves. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Credit Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,100.0 million or, if increased at the Borrowers’ option as described above, up to $2,700.0 million) or the Borrowing Base. To the extent that the Borrowers’ Borrowing Base declines, the availability under the ABL Credit Facility may decrease below $2,100.0 million; provided that, on October 22, 2018 (the “Closing Date”) and until the ninetieth day after the Closing Date, regardless of the calculation of the Borrowing Base on the Closing Date, the Borrowing Base shall be deemed to be no less than $1,500.0 million.
As of October 27, 2018, the U.S. Borrowers’ Borrowing Base, net of $83.2 million of reserves, was $2,278.6 million, which exceeds the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of October 27, 2018, the Canadian Borrower’s Borrowing Base, net of $3.8 million of reserves, was $38.6 million, resulting in total Borrowing Base of $2,088.6 million supporting the ABL Loans. The Company had $1,327.3 million of ABL Loans as of October 27, 2018, which are presented net of debt issuance costs of $11.9 million and are included in Notes payable in the Condensed Consolidated Balance Sheet. As of October 27, 2018, the Company had $78.9 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $682.4 million as of October 27, 2018.
The borrowings of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. The initial applicable margin for base rate loans is 0.25%, and the initial applicable margin for LIBOR loans is 1.25%. The borrowings of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. The initial applicable margin for prime rate loans is 0.25%, and the initial applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans is 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s financial statements for the fiscal quarter ending on October 27, 2018, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) from and after the Closing Date through and including the first day of the calendar month that is three months following the Closing Date, 0.375% and (ii) thereafter, (x) 0.375% if the total outstandings were less than 25% of the aggregate commitments, or (y) 0.25% if such total outstandings were 25% or more of the aggregate commitments. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.
The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the first quarter of fiscal 2019.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	October 27, 2018
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,582,397
Certain receivables included in Receivables and Current assets of discontinued operations	$1,052,313

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of October 27, 2018.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	October 27, 2018
Outstanding letters of credit	$78,926
Letter of credit fees	1.375%
Unused available credit	$682,362
Unused facility fees	0.375%

13.                                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
As of October 27, 2018 and July 28, 2018, the Company’s long-term debt and capital lease obligations consisted of the following:

(in thousands)	October 27, 2018	July 28, 2018
Term Loan Facility	$1,950,000	$—
Supervalu Senior Notes	546,601	—
Capital lease obligations	181,529	12,196
Other secured loans	42,212	—
Direct financing lease obligations	29,280	29,118
Former Term Loan Facility	—	110,000
Debt issuance costs, net	(50,097)	(1,164)
Original issue discount on debt	(44,903)	—
Long-term debt and capital lease obligations, including current portion	$2,654,622	$150,150
Less: Current portion of long-term debt and capital lease obligations	(730,401)	(12,441)
Long-term debt and capital lease obligations, excluding current portion	$1,924,221	$137,709

Term Loan Facility

On August 14, 2014, the Company and certain of its subsidiaries entered into a real estate-backed term loan agreement (as amended by the First Amendment Agreement, dated April 29, 2016, and the Second Amendment Agreement, dated September 1, 2016, the “Former Term Loan Agreement”). The Former Term Loan Agreement provided for secured first lien term loans in an aggregate amount of $150.0 million (the “Former Term Loan Facility”). Proceeds from this Former Term Loan Facility were used to pay down borrowings under the Former ABL Credit Facility.

Borrowings under the Former Term Loan Facility bore interest at rates that, at the Company’s option, could have been either: (1) a base rate and a margin of 0.75%; or, (2) a LIBOR rate and a margin of 1.75%. The borrowers’ obligations under the Former Term Loan Facility were secured by certain parcels of the Company’s real property.

The Former Term Loan Agreement included financial covenants that required (i) the ratio of the Company’s consolidated EBITDA (as defined in the Former Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Former Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Former Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Former Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding borrowings under the Former Term Loan Facility), divided by the Mortgaged Property Value (as defined in the Former Term Loan Agreement) to be not more than 75% at any time.
On August 22, 2018, the Company notified its lenders of its intention to prepay its borrowings outstanding under its Former Term Loan Facility on October 1, 2018, which were approximately $110.0 million as of July 28, 2018. The Former Term Loan Facility was previously scheduled to terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Former ABL Loan Agreement. On October 1, 2018, the Company prepaid the $110.0 million of borrowings outstanding under the Former Term Loan Agreement utilizing borrowings under its Former ABL Credit Facility and terminated the Former Term Loan Agreement. In connection with the prepayment, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $1.1 million, which was recorded in Other, net in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2019.
On the Closing Date, the Company entered into a new term loan agreement (the “Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ Term Lenders”), Goldman Sachs Bank USA, as administrative agent for the Lenders (the “TLB Administrative Agent”), and the other parties thereto. The Term Loan Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,950.0 million, consisting of a $1,800.0 million seven-year tranche (the “Term B Tranche”) and a $150.0 million tranche (the “364-day Tranche” and, together with the Term B Tranche, collectively, the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs.

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that if on or prior to December 31, 2024 that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the date of the Acquisition, then the loans under the Term B Tranche will be payable in full on December 31, 2024. The loans under the 364-day Tranche will be payable in full on October 21, 2019.

Under the Term Loan Agreement, the Term Borrowers may, at their option, increase the amount of the Term B Tranche, add one or more additional tranches of term loans or add one or more additional tranches of revolving credit commitments, without the consent of any Term Lenders not participating in such additional borrowings, up to an aggregate amount of $656.25 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million.
The borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of (ii) (A) with respect to the Term B Tranche, 3.25% and (B), with respect to the 364-day Tranche, 1.00%, or (ii) a LIBOR rate and a margin of (ii) (A) with respect to the Term B Tranche, 4.25% and (B), with respect to the 364-day Tranche, 2.00%; provided that the LIBOR rate shall never be less than 0.0%.
The Term Loan Agreement does not include any financial maintenance covenants.

As of October 27, 2018, the Company had borrowings of $1,800.0 million and $150.0 million under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $50.1 million and an original issue discount on debt of $44.9 million, of which $15.9 million, net is included in Current portion of long-term debt and capital lease obligations in the Condensed Consolidated Balance Sheets.
Supervalu Senior Notes
On October 22, 2018, the Company delivered an irrevocable redemption notice for the remaining $350.0 million of 7.75% Supervalu Senior Notes and the remaining $180.0 million of 6.75% Supervalu Senior Notes assumed in conjunction with the Supervalu acquisition. In connection with the redemption notice, the Company placed $566.4 million on account with the trustee of the Supervalu Senior Notes to satisfy and discharge its obligations under the indenture governing the Supervalu Senior Notes. As of October 27, 2018, this amount is reflected as Restricted cash on the Condensed Consolidated Balance Sheets. On November 21, 2018, following the required 30-day notice period, the trustee used this restricted cash to extinguish the remaining principal balances, to pay the required redemption premiums and to pay accrued and unpaid interest on the redeemed Supervalu Senior Notes. As a result of the satisfaction and discharge of the indenture governing the redemption of the Supervalu Senior Notes and of the Supervalu Senior Notes, the Company has fully satisfied and discharged its obligations under the Supervalu Senior Notes.

14.                                      LEASES
On October 23, 2018, the Company received $101.0 million in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of its final distribution center of eight distribution center sale-leaseback transactions entered into by Supervalu in April 2018. On October 26, 2018, the Company received $48.5 million in aggregate proceeds, excluding taxes and closing costs, for the sale and leaseback of a separate distribution center under an agreement entered into by Supervalu in March 2018, as amended. Both distribution center sale-leasebacks qualified for sale accounting, with the lease-backs being classified as operating leases. No gain or loss was recognized or deferred on the sale of these facilities, as these facilities were valued at their contractual sales price as of the Supervalu acquisition date.
Subsequent to the first quarter of fiscal 2019, the Company closed the remaining Shop ‘n Save St. Louis-based retail stores and the dedicated distribution center, and we continue to hold the owned real estate assets related to these locations for sale. The Company estimates it will record a closed store reserve charge of approximately $17 million in the second quarter of fiscal 2019 based on the retail stores’ November cease-use date.
The Company leases certain of its distribution centers and leases most of its retail stores, and leases certain office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases included within Operating expenses consisted of the following (in thousands):

	13-Week Period Ended
	October 27, 2018	October 28, 2017
Minimum rent	$26,340	$18,904
Contingent rent	(11)	—
Rent expense(1)	26,329	18,904
Less subtenant rentals	(660)	—
Total net rent expense	$25,669	$18,904

(1)
Rent expense as presented here includes $0.9 million of operating lease rent expense in the first quarter of fiscal 2019 related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

Future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and capital leases have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments. As of October 27, 2018 these lease obligations consisted of following amounts (in thousands):

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
Remaining fiscal 2019	$147,680	$38,465
2020	170,557	43,122
2021	130,675	37,565
2022	112,039	36,530
2023	97,658	32,193
Thereafter	688,692	112,723
Total future minimum obligations	$1,347,301	300,598
Less interest		(89,791)
Present value of net future minimum obligations		210,807
Less current capital lease obligations		(28,068)
Long-term capital lease obligations		$182,739
The Company leases certain property to third parties under operating, capital and direct financing leases, including assigned leases for which we have future minimum lease payment obligations that are included in the table above. Future minimum lease and subtenant rentals to be received under lease assignments and noncancellable operating and deferred financing income leases, under which the Company is the lessor, as of October 27, 2018, consisted of the following (in thousands):

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
Remaining fiscal 2019	$26,055	$322
2020	29,242	225
2021	22,120	—
2022	19,611	—
2023	12,892	—
Thereafter	38,033	—
Total minimum lease receipts	$147,953	$547

15.                                      BENEFIT PLANS
The Company acquired various pension and other post retirement benefit plans with the acquisition of Supervalu, which resulted in the revaluation of pension and other postretirement benefit plan obligations as of the acquisition date.
The Company’s employees who participate are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plan, the SUPERVALU INC. Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. More than one-half of the union employees participate in multiemployer retirement plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provide certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.
Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized in Net periodic benefit income, excluding service cost for defined benefit pension and other postretirement benefit plans consist of the following (in thousands):

	13-Week Period Ended October 27, 2018
	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$4
Interest cost	1,847	38
Expected return on plan assets	(2,724)	(5)
Net periodic benefit (income) cost	$(877)	$37
Contributions to benefit plans	$(37)	$(9)
The benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans and other postretirement benefit plans assumed with the Supervalu acquisition consisted of the following as of the acquisition date (in thousands):

	October 22, 2018
	Pension Benefits	Other Postretirement Benefits
Benefit obligation as of October 22, 2018	$2,499,954	$52,276
Fair value of plan assets at October 22, 2018	2,305,020	11,586
Unfunded status at October 22, 2018	$(194,934)	$(40,690)
For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation.
Amounts recognized in the Condensed Consolidated Balance Sheets as of the acquisition date consist of the following (in thousands):

	October 22, 2018
	Pension Benefits	Other Postretirement Benefits
Accrued compensation and benefits	$1,300	$—
Pension and other postretirement benefit obligations	193,634	40,690
Total	$194,934	$40,690
Assumptions
Weighted average assumptions used to determine benefit obligations and net periodic benefit cost consisted of the following:

October 22, 2018
Benefit obligation assumptions:
Discount rate	4.30% - 4.42%
The Company reviews and select the discount rate to be used in connection with measuring our pension and other postretirement benefit obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate to be used.
For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation before age 65 was 7.80 percent as of October 22, 2018. The assumed healthcare cost trend rate for retirees before age 65 will decrease each year through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for variable employer contributions, the assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation after age 65 was 8.70 percent as of October 22, 2018. The assumed healthcare cost trend rate for retirees after age 65 will decrease through fiscal 2026, until it reaches the ultimate trend rate of 4.50 percent. For those retirees whose health plans provide for a fixed employer contribution rate, a healthcare cost trend is not applicable. The healthcare cost trend rate assumption would have had the following impact on the amounts reported:

a 100 basis point increase in the trend rate would have impacted the Company’s service and interest cost by approximately $0.1 million for the portion of the Company’s fiscal year following the transaction date; a 100 basis point decrease in the trend rate would have decreased the Company’s accumulated postretirement benefit obligation as of the Company’s acquisition date by approximately $2.7 million; and a 100 basis point increase would have increased our accumulated postretirement benefit obligation by approximately $3.2 million.
Pension Plan Assets
Pension plan assets are held in a master trust and invested in separately managed accounts and other commingled investment vehicles holding domestic and international equity securities, domestic fixed income securities and other investment classes. The Company employs a total return approach whereby a diversified mix of asset class investments is used to maximize the long-term return of plan assets for an acceptable level of risk. Alternative investments are also used to enhance risk-adjusted long-term returns while improving portfolio diversification. Risk is managed through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and our financial condition. This asset allocation policy mix is reviewed annually and actual versus target allocations are monitored regularly and rebalanced on an as-needed basis. Plan assets are invested using a combination of active and passive investment strategies. Passive, or “indexed” strategies, attempt to mimic rather than exceed the investment performance of a market benchmark. The plan’s active investment strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate exposures (fixed income) versus benchmark indices. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The asset allocation targets and the actual allocation of pension plan assets are as follows:

Asset Category	Target	October 22, 2018
Domestic equity	20.8%	19.8%
International equity	6.0%	5.4%
Private equity	5.0%	5.0%
Fixed income	64.8%	64.2%
Real estate	3.4%	5.6%
Total	100.0%	100.0%
The following is a description of the valuation methodologies used for investments measured at fair value:
Common stock—Valued at the closing price reported in the active market in which the individual securities are traded.
Common collective trusts—Investments in common/collective trust funds are stated at net asset value (“NAV”) as determined by the issuer of the common/collective trust funds and is based on the fair value of the underlying investments held by the fund less its liabilities. The majority of the common/collective trust funds have a readily determinable fair value and are classified as level 2.  Other investments in common/collective trust funds determine NAV on a less frequent basis and/or have redemption restrictions.  For these investments, NAV is used as a practical expedient to estimate fair value.
Corporate bonds—Valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.
Government securities—Certain government securities are valued at the closing price reported in the active market in which the security is traded. Other government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
Mortgage backed securities—Valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the fair value is based upon an industry valuation model, which maximizes observable inputs.
Mutual funds—Mutual funds are valued at the closing price reported in the active market in which the individual securities are traded.

Private equity and real estate partnerships—Valued based on NAV provided by the investment manager, updated for any subsequent partnership interests’ cash flows or expected changes in fair value. The NAV is used as a practical expedient to estimate fair value.
Other—Valued under an approach that maximizes observable inputs, such as gathering consensus data from the market participant’s best estimate of mid-market pricing for actual trades or positions held.
The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
The fair value of assets of our defined benefit pension plans and other postretirement benefits plans held in master trusts as of October 22, 2018 assumed with the Supervalu acquisition, by asset category, consisted of the following as of the acquisition date (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
Common stock	$299,234	$—	$—	$—	$299,234
Common collective trusts	—	739,822	—	78,230	818,052
Corporate bonds	—	368,145	—	—	368,145
Government securities	51,030	155,279	—	—	206,309
Mutual funds	887	309,582	—	—	310,469
Mortgage-backed securities	—	14,920	—	—	14,920
Other	52,952	2,193	—	—	55,145
Private equity and real estate partnerships	—		—	244,332	244,332
Total plan assets at fair value	$404,103	$1,589,941	$—	$322,562	$2,316,606
Contributions
No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2019. The Company expects to contribute approximately $5.0 million to $10.0 million to its defined benefit pension plans and postretirement benefit plans in fiscal 2019.
The Company funds its defined benefit pension plans based on the minimum contribution required under the Code, ERISA the Pension Protection Act of 2006 and other applicable laws, as determined by our external actuarial consultant, and additional contributions made at its discretion. The Company may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. The Company assesses the relative attractiveness of the use of cash including such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums or the ability to achieve exemption from participant notices of underfunding.
Estimated Future Benefit Payments
The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
Remaining fiscal 2019	$120,447	$3,869
2020	158,500	4,800
2021	163,100	4,700
2022	169,900	4,600
2023	174,600	4,500
Years 2024-2027	849,500	19,400

Defined Contribution Plans
The Company sponsors defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at our discretion. Total employer contribution expenses for these plans were $3.3 million and $2.8 million for the first quarters of fiscal 2019 and 2018, respectively.
Post-Employment Benefits
The Company recognizes an obligation for benefits provided to former or inactive employees. The company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.
Amounts recognized in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

Post-Employment Benefits
October 27, 2018
Accrued compensation and benefits	$2,730
Other long-term liabilities	5,135
Total	$7,865
Multiemployer Pension Plans
The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and the unions that are parties to the relevant collective bargaining agreements.
Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. The Company acquired multiemployer plan obligations related to continuing and discontinued operations as part of the Supervalu acquisition. The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

a.	Assets contributed to the multiemployer plan by one employer are held in trust and may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If we choose to stop participating in some multiemployer plans, or make market exits or closures or otherwise have participation in the plan drop below certain levels, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the table below. The EIN-Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2018 and 2017 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plan and is annually certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone status are less than 80 percent funded and are considered in endangered or seriously endangered status, and green zone plans are at least 80 percent funded. The Multiemployer Pension Reform Act of 2014 (“MPRA”) created a new zone status called “critical and declining” or “Deep Red”. Plans are generally considered Deep Red if they are projected to become insolvent within 15 years. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan.

The following table contains information about the Company’s significant multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Surcharges Imposed(1)	Amortization Provisions
Pension Fund			2019
Minneapolis Food Distributing Industry Pension Plan(2)	416047047-001	12/31	Green	No	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	410905139-001	2/28	Yellow	Implemented	No	No
Central States, Southeast and Southwest Areas Pension Fund(2)(3)	366044243-001	12/31	Deep Red	Implemented	No	Yes
UFCW Unions and Participating Employer Pension Fund(3)	526117495-001	10/31	Red	Implemented	No	No
Western Conference of Teamsters Pension Plan Trust(2)	916145047-001	12/31	Green	No	No	No
UFCW Unions and Employers Pension Plan(3)	396069053-001	10/31	Red	Implemented	No	Yes
All Other Multiemployer Pension Plans(4)

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	These multiemployer pension plans reflect plans underlying continuing operations.

(3)	These multiemployer pension plans reflect plans underlying discontinued operations.

(4)	All Other Multiemployer Pension Plans include 6 plans, none of which is individually significant when considering contributions to the plan, severity of the underfunded status or other factors.
The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2018
Minneapolis Food Distributing Industry Pension Plan(2)	5/31/2022	1	5/31/2022	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	3/4/2023	1	3/4/2023	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund(2)(3)	5/31/2019 - 9/14/2019	4	9/14/2019	42.3%	No
UFCW Unions and Participating Employer Pension Fund(3)	7/9/2017 - 7/11/2020	2	7/11/2020	68.2%	Yes
Western Conference of Teamsters Pension Trust(2)	4/20/2019 - 4/22/2023	21	7/17/2021	20.8%	No
UFCW Unions and Employers Pension Plan(3)	4/6/2019	1	4/6/2019	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

(2)	These multiemployer pension plans reflect plans of continuing operations.

(3)	These multiemployer pension plans reflect plans of discontinued operations.
In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we acquired a $35.7 million multiemployer pension plan withdrawal liability, under which payments will be made over the next 20 years and is included in Other long-term liabilities.
Multiemployer Postretirement Benefit Plans Other than Pensions
The Company also makes contributions to multiemployer health and welfare plans in amounts set forth in the related collective bargaining agreements. These plans provide medical, dental, pharmacy, vision and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. The vast majority of the Company’s contributions benefit active employees and as such, may not constitute contributions to a postretirement benefit plan. However, the Company is unable to separate contribution amounts to postretirement benefit plans from contribution amounts paid to benefit active employees.

The Company contributed $0.1 million in both the first quarter of fiscal 2019 and fiscal 2018 to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.
Collective Bargaining Agreements
As of October 27, 2018, we had approximately 19,900 employees. Approximately 4,900 employees are covered by 45 collective bargaining agreements. During the first quarter of fiscal 2019, 6 collective bargaining agreements covering approximately 775 employees were renegotiated. One collective bargaining agreements covering approximately 10 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2020, 6 collective bargaining agreements covering approximately 460 employees are scheduled to expire. During fiscal 2019, 11 collective bargaining agreements covering approximately 1,100 employees are scheduled to expire.

16.                                      COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of October 27, 2018. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to twelve years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of October 27, 2018, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $46.5 million ($35.7 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
We are contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. We could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of our lease assignments among third parties, and various other remedies available, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to our commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to us and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligations could result in a material liability, we are not aware of any matters that are expected to result in a material liability. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations as the fair value has been determined to be de minimis.
In connection with Supervalu’s sale of New Alberton’s, Inc. (“NAI”) on March 21, 2013, we remain contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was Supervalu’s subsidiary. Based on the expected settlement of the self-insurance claims that underlie our commitments, we believe that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous state governmental authorities. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which we remain contingently liable, we believe that the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees, as the fair value has been determined to be de minimis.

Agreements with Save-A-Lot and Onex
The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from us. We also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which we are providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While our aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, we are not aware of any matters that are expected to result in a material liability. We have recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.
Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, Supervalu entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”). Supervalu is now providing services to NAI and Albertson’s LLC to transition and wind down the TSA. On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. NAI may notify us that it requires services for certain stores beyond September 21, 2018. The fees for these extended services, if any, will be the same per-store weekly fee (subject to a minimum fee) and the same weekly fee for the distribution center that Albertson’s LLC and NAI currently pay to us. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s would no longer provide services to us after September 21, 2019.
Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of October 27, 2018, we had approximately $0.4 million of non-cancelable future purchase obligations.
Legal Proceedings
We are subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. In the opinion of management, based upon currently available facts, the likelihood that the ultimate outcome of any lawsuits, claims and other proceedings will have a material adverse effect on our overall results of our operations, cash flows or financial position is remote.
In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of Supervalu’s assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated and are proceeding in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs are divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. At a mediation on May 25, 2017, Supervalu reached a settlement with the non-arbitration Champaign distribution center class, which was the one Midwest class suing Supervalu. The court granted final approval of the settlement on November 17, 2017. The material terms of the settlement include: (1) denial of wrongdoing and liability by Supervalu; (2) release of all Midwest plaintiffs’ claims against Supervalu related to the allegations and transactions at issue in the litigation that were raised or could have been raised by the non-arbitration Champaign distribution center class; and (3) payment by Supervalu of $9 million. The New England plaintiff is not a party to the settlement and is pursuing its individual claims and potential class action claims against Supervalu, which at this time are determined as remote. On February 15, 2018, Supervalu filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted Supervalu’s motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018.

In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusion into Supervalu’s computer network that were previously announced by Supervalu in its fiscal 2015. The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider Supervalu’s cross-appeal and remanded the case back for consideration of Supervalu’s additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, Supervalu filed a motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted Supervalu’s motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit. Supervalu had $50 million of cyber threat insurance above a per incident deductible of $1 million at the time of the Criminal Intrusion, which the Company believes should cover any potential loss related to this litigation.
On September 21, 2016, Supervalu’s Farm Fresh retail banner, which Supervalu exited in May 2018, received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”). In addition to requesting information on Farm Fresh’s pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by Farm Fresh pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, Farm Fresh responded to the subpoena and cooperated fully with DEA’s additional requests for information. On February 8, 2018, Farm Fresh received a letter from the US Attorney’s Office asserting violations of the Controlled Substances Act and the potential for penalties. Farm Fresh’s response to the alleged violations was due April 30, 2018. In March 2018, representatives for Farm Fresh engaged in discussions with representatives for the DEA and the US Attorney’s Office. The Company is in settlement discussions with the U.S. Attorney’s Office and believe that a settlement of the matter is probable. The Company expects to settle this matter for an immaterial amount.
Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. We regularly monitor our exposure to the loss contingencies associated with these matters and may from time to time change our predictions with respect to outcomes and estimates with respect to related costs and exposures.
With respect to the matters discussed above, we believe the chance of a material loss is remote. It is possible, although management believes that the likelihood is remote, that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on our financial condition, results of operations or cash flows.

17.                                      DISCONTINUED OPERATIONS
In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu (“Retail”). The results of operations, financial position and cash flows of Cub Foods, Hornbacher’s, Shoppers and Shop ‘n Save St. Louis and Shop ‘n Save East retail operations have been presented as discontinued operations and the related assets and liabilities have been classified as held-for-sale.
On November 7, 2018, the Company announced it had entered into a definitive agreement to sell five of its eight Shop ‘n Save East stores to GIANT Food Store, LLC. The transaction is expected to close in late calendar 2018 or early 2019, subject to customary closing conditions, including compliance with certain federal and state level requirements. The Company continues to pursue the sale of the remaining stores.
Subsequent to the first quarter of fiscal 2019, the Company closed the remaining Shop ‘n Save St. Louis retail stores and the distribution center that were not sold prior to the acquisition date.
On November 30, 2018, the Company announced that it had entered into a definitive agreement to sell seven of its eight Hornbacher's locations, as well as Hornbacher's newest store currently under development in West Fargo, ND, to Coborn's Inc. (“Coborn’s”). The Hornbacher's store in Grand Forks, ND is not included in the sale to Coborn's and will close pursuant to the terms of the definitive agreement. The transaction is currently expected to close before December 25, 2018, subject to customary closing conditions. As part of the sale, Coborn's will enter into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations.
Operating results of discontinued operations (in thousands) are summarized below:

Period Ended
October 27, 2018(1)
Net sales	$46,598
Cost of sales	34,534
Gross profit	12,064
Operating expenses	9,494
Operating income	2,570
Interest income	(208)
Net periodic benefit income, excluding service cost	(11)
Equity in earnings of unconsolidated subsidiaries	(30)
Income from discontinued operations before income taxes	2,819
Income tax provision	749
Income from discontinued operations, net of tax	$2,070

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to October 27, 2018.
For the first quarter of fiscal 2019, the Company recorded $21.8 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases, which we expect will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $9.8 million.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below. The assets and liabilities of discontinued operations were acquired as part of the Supervalu acquisition, and as of October 27, 2018, the purchase price allocation related to these assets and liabilities was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. Due to the recent closing of the transaction, some amounts reported are provisional pending the review of valuations obtained from third parties. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed. The fair value of discontinued operations includes estimated consideration expected to be received, less costs to sell. Within the Company’s determination of fair value of the respective disposal groups, the Company incorporates the impact of the fair value of off-balance sheet multiemployer pension plan obligations that it expects to sell so that long-lived assets are not reduced below their fair value.

(in thousands)	October 27, 2018
Current assets
Cash and cash equivalents	$4,633
Receivables, net	3,504
Inventories	174,835
Other current assets	8,807
Total current assets of discontinued operations	191,779
Long-term assets
Property, plant and equipment, net	298,707
Goodwill	45,400
Intangible assets, net	76,700
Other assets	1,520
Total long-term assets of discontinued operations	422,327
Total assets of discontinued operations	$614,106

Current liabilities
Accounts payable	$61,704
Accrued compensation and benefits	47,045
Other current liabilities	31,861
Total current liabilities of discontinued operations	140,610
Long-term liabilities
Other long-term liabilities	1,361
Total long-term liabilities of discontinued operations	1,361
Total liabilities of discontinued operations	141,971
Net assets of discontinued operations	$472,135
Additional Retail Accounting Policies

Revenues from retail product sales are recognized at the point of sale upon customer check-out. Sales tax is excluded from Net sales. Limited rights of return exist with our customers due to the nature of the products we sell. Advertising income earned from franchisees that participate in the Company’s retail advertising program are recognized as Net sales. Loyalty program expense in the form of fuel rewards is recognized as a reduction of Net sales. Franchise agreement revenue is recognized within Net sales.

Retail advertising expenses are included in cost of sales of discontinued operations, net of cooperative advertising reimbursements. Operating expenses of discontinued operations include employee-related costs, such as salaries and wages, incentive compensation, health and welfare and workers’ compensation, and occupancy costs, including utilities and operating costs of retail stores, and depreciation and amortization expense, impairment charges on property, plant and equipment and other administrative costs. Rent expense on operating leases and capital lease amortization expense of retail stores have not been included in discontinued operations, as we expect to remain primarily obligated under these leases. Refer to Note 14. “Leases” for additional information.

Retail inventories are valued at the lower of cost or market under LIFO. Substantially all of our inventory consists of finished goods and are valued under the retail inventory method (“RIM”) or replacement cost method to value discrete inventory items at lower of cost or market under the FIFO method before application of any LIFO reserve.

18.           SUBSEQUENT EVENTS

Refer to Note 13.   “Long-Term Debt and Capital Lease Obligations” for information on the redemption and payment of obligations for the assumed Supervalu senior notes.

Refer to Note 14. “Leases” for information regarding the closure of certain Shop ‘n Save locations.

Refer to Note 17. “Discontinued Operations” for information on the agreements to sell certain Shop ‘n Save and Hornbacher's locations, as well as the closure of certain other retail locations.

Retirement Provisions

Subsequent to the first quarter of fiscal 2019, after reviewing retirement provisions and practices for the treatment of equity awards at comparable companies, the Company’s Compensation Committee of its Board of Directors determined to change the terms of its long-term compensation awards to accommodate executives who might consider retiring and to better assure that their awards provided an incentive to work for the long term best interests of the Company through their retirement date, regardless of their retirement plans. Refer to Note. 11. “Share-based Awards” for further detail.

Interest Rate Swap Contracts

On each of November 16, 2018 and November 30, 2018, the Company entered into three pay-fixed, receive-floating interest rate swap contracts to fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. Refer to Note 7. “Fair Value Measurements of Financial Instruments” for further detail.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a Delaware corporation based in Providence, Rhode Island and Eden Prairie, Minnesota, and we conduct business through our various subsidiaries. Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions, which have expanded our distribution network, product selection and customer base.

Business Overview

We are a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Through our October 2018 acquisition of SUPERVALU INC. (“Supervalu”), we are transforming into North America’s premier wholesaler with 59 distribution centers representing nearly 28 million square feet of warehouse space. We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce, and conventional grocery products across our vast network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu, by leveraging the scale and resources of the combined company, by cross-selling to our customers, by integrating our merchandising offerings into existing warehouses, by optimizing our network footprint in a cost efficient manner, and by eliminating redundant administrative costs.

We offer more than 110,000 natural, organic and specialty foods and non-food products, consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise, produce, perishables and frozen foods, nutritional supplements and sports nutrition, bulk and food service products and personal care items. Our product offering now also includes over 175,000 items available from the Supervalu acquisition, giving us a total assortment that we believe to be unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, military commissaries, as well as international customers with wide-ranging needs.
Our Operating Structure
Our continuing operations are generally comprised of two principal divisions:

•	our wholesale division, which includes:

◦	Our broadline natural, organic and specialty distribution business in the United States, including our Select Nutrition business which distributes vitamins, minerals and supplements;

◦
Supervalu, which distributes grocery and other products, includes a Private Brands business with the Essential Everyday®, Wild Harvest®, and Culinary Circle® brands, and provides logistics and professional service solutions to retailers across the United States and internationally;

◦	Tony’s, which distributes a wide array of specialty protein, cheese, deli, foodservice and bakery goods, principally throughout the Western United States;

◦
Albert’s, which distributes organically grown produce and non-produce perishable items within the United States, and includes the operations of Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California;

◦	UNFI Canada, Inc. (“UNFI Canada”), which is our natural, organic and specialty distribution business in Canada; and

•	our manufacturing and branded products division, consisting of:

◦	Our Blue Marble Brands branded product lines;

◦
Woodstock Farms Manufacturing, which specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.

We currently operate approximately 110 retail grocery stores acquired from Supervalu. Our intent is to thoughtfully and economically divest these stores. These stores are reported within discontinued operations in our Condensed Consolidated Financial Statements.
Our Customers
Our legacy UNFI business continues to serve more than 40,000 customer locations primarily located across the United States and Canada, which we classify into four channels:

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

Our Supervalu business continues to supply over 5,500 store locations, including over 3,300 stores where we are the primary supplier and 2,200 stores where we are the secondary supplier, which we determine based on certain dollar thresholds of product category purchases over consecutive fiscal periods. Our Supervalu customers include single and multiple independent grocery store operators, regional chains and the military, many of which are long tenured customers.
We maintain long-standing customer relationships with customers in our supernatural, supermarket and independent channels, and within our Supervalu business. Some of these long-standing customer relationships are established through contracts with our customers in the form of distribution agreements.
Our Operations
In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products; the acquisition of, or merger with, natural and specialty products distributors and most recently the largest publicly traded conventional distributor, Supervalu; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce to “build out the store” and cover center of the store, as well as perimeter offerings.

We have been the primary distributor to Whole Foods Market for more than twenty years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Following the acquisition of Whole Foods Market by Amazon.com, Inc. in August 2017, our sales to Whole Foods Market increased resulting in year-over-year growth in net sales to this customer in the first quarter of fiscal 2019 of 20% compared to the first quarter fiscal 2018. Whole Foods Market accounted for approximately 36% and 35% of our net sales for the first quarter of fiscal 2019 and 2018, respectively, but we expect it will account for a significantly smaller percentage of our net sales in future periods as a result of the acquisition of Supervalu.

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

Acquisition of Supervalu

On July 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we agreed to acquire Supervalu for an aggregate purchase price of approximately $2.3 billion (the “Merger”), including the assumption of outstanding debt and liabilities. The transaction closed on October 22, 2018. The acquisition of Supervalu accelerates our build out the store strategy and diversifies the Company’s customer base, enables cross-selling opportunities, expands market reach and scale, enhances technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth.

Distribution Center Network

Supervalu acquired Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”) in June 2017 and December 2017, respectively, as well as new distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois in 2017. As we integrate the distribution networks of Supervalu, Unified and AG Florida with our distribution network, transition from the Lancaster distribution center to our Harrisburg distribution center, expand our capacity and take steps to improve the efficiency of our warehouse capabilities including with our Joliet distribution center, we expect to incur start-up and transition costs including higher employee, trucking and inventory shrink costs. Certain of these costs are expected to subside as we complete this work to realign our network, and we are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network. In the first quarter of fiscal 2019, we closed on the sale and lease back of two acquired Supervalu distribution centers and received aggregate proceeds of approximately $149.5 million. One of these distribution centers was the last remaining distribution center Supervalu sold and leased back as part of a previous portfolio transaction, and the other is related to our pacific northwest consolidation strategy.

As part of our “one company” approach, we are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform (“WMS”). WMS supports our effort to integrate and nationalize processes across the organization. We have successfully implemented the WMS system at fifteen of our facilities. In light of the acquisition of Supervalu, we are reevaluating our warehouse management system strategy. We continue to be focused on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and supermarkets channels and as a result of additional competition in our business.

Divestiture of Retail Operations

We have announced our intention to divest Supervalu’s retail businesses as soon as practical in an efficient and economic manner in order to focus on our core wholesale distribution business. We plan to effectively minimize liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some these retail operations, but we anticipate some reductions in supply volume will result from certain of these retail divestitures. Actions associated with retail divestitures and adjustments to our core cost-structure for its wholesale food distribution business are expected to result in headcount reductions and other costs and charges. These costs and charges, which may be material, include severance, multiemployer plan charges and related costs. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, we are unable to make a reasonable estimate of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations include the following retail banners: Cub Foods; Hornbacher’s; Shopper’s; and Shop ‘n Save. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. The assets of these retail operations were recorded at what we believe to be their estimated fair value less costs to sell.

Prior to the Supervalu acquisition date, 19 St. Louis-based Shop ‘n Save stores, 15 in-store pharmacies, one stand-alone pharmacy, four fuel centers and all remaining prescription files were sold to Schnuck Markets, Inc. (“Schnucks”). Schnucks agreed to assume the multi-employer pension obligations related to the Shop ‘n Save stores it has agreed to acquire. Subsequent to the first quarter of fiscal 2019, we closed the remaining Shop ‘n Save St. Louis-based retail stores and the dedicated distribution center, and we continue to hold the owned real estate assets related to these locations for sale. In addition, we entered into a supply agreement to serve as the primary supplier to nine Schnucks stores across northern Illinois, Iowa and Wisconsin. In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we assumed a $35.7 million multiemployer pension plan withdrawal liability, and we estimate we will record a closed stores’ reserve charge of approximately $17 million in the second quarter of fiscal 2019 based on the retail stores’ November cease-use date.

We entered into a definitive agreement to sell five of our eight Shop ‘n Save corporately-owned grocery stores on the East coast to GIANT Food Stores, LLC, of Carlisle, Pennsylvania. The transaction is expected to close in late calendar 2018 or early 2019, subject to customary closing conditions, including compliance with certain federal and state level requirements.
On November 30, 2018, the Company announced that it had entered into a definitive agreement to sell seven of our eight Hornbacher's locations, as well as Hornbacher's newest store currently under development in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Hornbacher's store in Grand Forks, North Dakota is not included in the sale to Coborn's and will close pursuant to the terms of the definitive agreement. The transaction is currently expected to close before December 25, 2018, subject to customary closing conditions. As part of the sale, Coborn's will enter into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and an expanded supply agreement for Coborn’s other locations.

We previously disposed of our retail business, Earth Origins Market (“Earth Origins”), during fiscal 2018.

Supervalu Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC (“Moran Foods”), the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments.

Supervalu has provided back-office administrative support services under transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s LLC. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. We continued to provide transition and wind down services as previously agreed. In addition, we provided services to Albertson’s LLC for one distribution center until October 2018. Other than with respect to this one distribution center, the TSA expired on September 21, 2018. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s LLC and NAI would no longer provide services to us after September 21, 2019.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13-Week Period Ended
	October 27, 2018		October 28, 2017
Net sales	100.0%		100.0%
Cost of sales	85.6%		85.1%
Gross profit	14.4%		14.9%
Operating expenses	12.7%		12.7%
Restructuring, acquisition, and integration related expenses	2.4%		—%
Operating (loss) income	(0.7)%		2.2%
Other expense (income):
Net periodic benefit income, excluding service cost	—%		—%
Interest expense	0.3%		0.1%
Interest income	—%		—%
Other, net	—%		—%
Total other expense, net	0.2%	*	0.1%
(Loss) income from continuing operations before income taxes	(0.9)%		2.1%
(Benefit) provision for income taxes	(0.1)%		0.9%
(Loss) income from continuing operations	(0.7)%	*	1.2%
Income from discontinued operations, net of tax	0.1%		—%
Net (loss) income including noncontrolling interests	(0.7)%	*	1.2%
Less net loss (income) attributable to noncontrolling interests	—%		—%
Net (loss) income attributable to United Natural Foods, Inc.	(0.7)%		1.2%
* Total reflects rounding

13-Week Period Ended October 27, 2018 Compared To 13-Week Period Ended October 28, 2017

Net Sales

Our net sales increased approximately 16.7%, or $410.6 million, to $2.87 billion for the 13-week period ended October 27, 2018, from $2.46 billion for the 13-week period ended October 28, 2017. Our net sales by customer channel for the 13-week period ended October 27, 2018 and October 28, 2017 were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	October 27, 2018	% of Net Sales	October 28, 2017	% of Net Sales
Supernatural	$1,027	36%	$853	35%
Independents	667	23%	639	26%
Supermarkets	707	25%	704	29%
Supervalu	224	8%	—	—%
Other	243	8%	262	11%
Total	$2,868	100%	$2,458	100%	*
* Reflects rounding

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the 13-week period ended October 27, 2018 increased by approximately $174 million, or 20%, as compared to the prior fiscal year’s comparable period, and accounted for approximately 36% of our total net sales for the 13-week period ended October 27, 2018 compared to 35% for the 13-week period ended October 28, 2017. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel increased by approximately $28 million, or 4%, during the 13-week period ended October 27, 2018 compared to the 13-week period ended October 28, 2017, and accounted for 23% and 26% of our total net sales for the 13-week period ended October 27, 2018 and October 28, 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Net sales to our supermarkets channel for the 13-week period ended October 27, 2018 increased by approximately $3 million, flat from a percentage of sales perspective, from the 13-week period ended October 28, 2017, and represented approximately 25% and 29% of total net sales for the 13-week period ended October 27, 2018 and October 28, 2017, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business.

Other net sales, which include sales to foodservice customers and sales from the United States to other countries, as well as sales through our e-commerce division, branded product lines, manufacturing division, and our brokerage business, decreased by approximately $19 million, or 7%, during the 13-week period ended October 27, 2018 compared to the 13-week period ended October 28, 2017, and accounted for approximately 8% and 11% of total net sales for the 13-week period ended October 27, 2018 and October 28, 2017, respectively. The decrease in other net sales was primarily driven by our e-commerce business and lack of sales from our retail business, Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Supervalu net sales from continuing operations for the first quarter of fiscal 2019 were approximately $224 million, or 8% of net sales, from the acquisition date through October 27, 2018.

Cost of Sales and Gross Profit

Our gross profit increased approximately 12.3%, or $45.1 million, to $412.3 million for the 13-week period ended October 27, 2018, from $367.2 million for the 13-week period ended October 28, 2017. Our gross profit as a percentage of net sales decreased to 14.38% for the 13-week period ended October 27, 2018 compared to 14.94% for the 13-week period ended October 28, 2017. The decline in the gross margin rate was driven by a shift in customer mix, including the growth of the supernatural channel, and increased inbound freight expense, partially offset by higher levels of vendor support and greater fuel surcharge income.

Operating Expenses

Operating expenses increased 16.4% to $363.2 million, or 12.66% of net sales, for the 13-week period ended October 27, 2018 compared to $312.1 million, or 12.70% of net sales, for the 13-week period ended October 28, 2017. The decrease in operating expenses, as a percent of net sales, was driven by lower health care costs and fixed cost leverage partially offset by increased labor and fuel costs.

Restructuring, Acquisition, and Integration Related Expenses

During the 13-week period ended October 27, 2018, we recorded restructuring, acquisition and integration related expenses of $68.0 million related to the acquisition of Supervalu in the 13-week period ended October 27, 2018. These charges were primarily due to $33.8 million of charges related for change-in-control payments made to satisfy outstanding equity awards and severance related costs and acquisition and integration costs of approximately $31.9 million. The Company expects to incur approximately $12 million of additional restructuring expense, and approximately $45 million of additional acquisition and integration costs throughout the remainder of fiscal 2019. The estimate of additional restructuring, acquisition and integration costs does not include costs expected to be incurred in relation to the divestiture of retail operations.

Operating (Loss) Income

Reflecting the factors described above, operating income decreased approximately 134.2%, or $73.9 million, to an operating loss of $18.8 million for the 13-week period ended October 27, 2018, from operating income of $55.1 million for the 13-week period ended October 28, 2017. As a percentage of net sales, operating loss was 0.66% for the 13-week period ended October 27, 2018 as compared to 2.24% for the 13-week period ended October 28, 2017.

Total Other Expense, Net

Other expense, net was $6.8 million and $2.7 million for the 13-week periods ended October 27, 2018 and October 28, 2017, respectively. Net periodic benefit income, excluding service cost, was $0.8 million for the 13-week period ended October 27, 2018 and had no impact in the prior year as it is attributable to Supervalu pension plans. Interest expense was $7.7 million for the 13-week period ended October 27, 2018 compared to $3.7 million for the 13-week period ended October 28, 2017. The increase in interest expense was primarily due to an increase in outstanding debt year-over-year. Interest income was $0.1 million for the 13-week period ended October 27, 2018 and October 28, 2017. Other expense was $0.1 million for the 13-week period ended October 27, 2018 compared to other income of $0.9 million for the 13-week period ended October 28, 2017. We expect interest expense to increase substantially in future periods due to the increased indebtedness incurred to finance the acquisition of Supervalu. As a result of the Supervalu acquisition, we acquired defined benefit pension and other postretirement benefit obligations and expect to record net periodic benefit plan income, excluding service costs, of $35 million for fiscal 2019.

(Benefit) Provision for Income Taxes

Our effective income tax rate for continuing operations was 16.6% and 41.8% for the 13-week periods ended October 27, 2018 and October 28, 2017, respectively. The first quarter of fiscal 2019 effective tax rate reflects a tax benefit based on a consolidated pre-tax loss from continuing operations. The decrease in the effective income tax rate was primarily driven by a full year of tax savings due to the TCJA.  The decrease is offset by an increase in non-deductible compensation expense.

Net (Loss) Income

Reflecting the factors described in more detail above, the Company had a net loss of $19.3 million, a loss of $0.38 per diluted common share, for the 13-week period ended October 27, 2018, compared to net income of $30.5 million, or $0.60 per diluted common share, for the 13-week period ended October 28, 2017.

Income from Discontinued Operations, Net of Tax

Discontinued operations primarily include the results of Cub Foods, Hornbacher’s, Shoppers and Shop ‘n Save East reflect assets, liabilities, operations results and cash flows of the four banners that are being held for sale and were acquired as part of the Supervalu acquisition. The results of operations reflect net sales of $46.6 million and Income from discontinued operations, net of tax $2.1 million. Refer to Note 17. “Discontinued Operations” for additional financial information regarding these discontinued operations.

Liquidity and Capital Resources
We expect to continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and new debt issuances or existing credit facilities. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets.
Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. We will continue to obtain short-term and long-term financing from our credit facilities. Long-term financing will be maintained through existing and new debt issuances and our credit facilities. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and capital expenditures as opportunities arise.
Primary uses of cash include debt servicing and maturities, capital expenditures, working capital maintenance and income tax payments. We typically finance working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories. Strategic and operational investments in our businesses are funded by cash provided from operating activities and on a short-term basis through available liquidity. Our continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.
We are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility and our ABL Credit Facility.
ABL Credit Facility
On August 30, 2018, the Company entered into a loan agreement (as amended by that certain First Amendment to Loan Agreement, dated as of October 19, 2018, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S.

Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders (the “Canadian Agent”), and the other parties thereto.
The ABL Loan Agreement provides for an asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $125.0 million sublimit of availability for letters of credit of which there is a further $5.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility (the “Former ABL Credit Facility”), and $1,475.0 million of proceeds from the ABL Credit Facility were used to finance the Supervalu acquisition and related transaction costs.
Under the ABL Loan Agreement, the Borrowers may, at their option, increase the aggregate amount of the ABL Credit Facility in an amount of up to $600.0 million without the consent of any ABL Lenders not participating in such increase, subject to certain customary conditions and applicable lenders committing to provide the increase in funding. There is no assurance that additional funding would be available.
The Borrowers’ obligations under the ABL Credit Facility are guaranteed by most of the Company’s wholly-owned subsidiaries who are not also Borrowers (collectively, the “ABL Guarantors”), subject to customary exceptions and limitations. The Borrowers’ obligations under the ABL Credit Facility and the ABL Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Borrowers’ and ABL Guarantors’ accounts receivable, inventory and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL Assets”) and (ii) a second-priority lien on all of the Borrowers’ and ABL Guarantors’ assets that do not constitute ABL Assets, in each case, subject to customary exceptions and limitations.
Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivable, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy scripts availability of the Borrowers, after adjusting for customary reserves. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Credit Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,100.0 million or, if increased at the Borrowers’ option as described above, up to $2,700.0 million) or the Borrowing Base. To the extent that the Borrowers’ Borrowing Base declines, the availability under the ABL Credit Facility may decrease below $2,100.0 million; provided that, on October 22, 2018 (the “Closing Date”) and until the ninetieth day after the Closing Date, regardless of the calculation of the Borrowing Base on the Closing Date, the Borrowing Base shall be deemed to be no less than $1,500.0 million.
As of October 27, 2018, the U.S. Borrowers’ Borrowing Base, net of $83.2 million of reserves, was $2,278.6 million, which exceeds the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of October 27, 2018, the Canadian Borrower’s Borrowing Base, net of $3.8 million of reserves, was $38.6 million, resulting in total Borrowing Base of $2,088.6 million supporting the ABL Loans. The Company had $1,327.3 million of ABL Loans as of October 27, 2018, which are presented net of debt issuance costs of $11.9 million and are included in Notes payable in the Condensed Consolidated Balance Sheet. As of October 27, 2018, the Company had $78.9 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $682.4 million as of October 27, 2018.
The borrowings of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. The initial applicable margin for base rate loans is 0.25%, and the initial applicable margin for LIBOR loans is 1.25%. The borrowings of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. The initial applicable margin for prime rate loans is 0.25%, and the initial applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans is 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s financial statements for the fiscal quarter ending on October 27, 2018, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) from and after the Closing Date through and including the first day of the calendar month that is three months following the Closing Date, 0.375% and (ii) thereafter, (x) 0.375% if the total outstandings were less than 25% of the aggregate commitments, or (y) 0.25% if such total outstandings were 25% or more of the aggregate commitments. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) to be at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the first quarter of fiscal 2019.

Term Loan Facility

On August 14, 2014, the Company and certain of its subsidiaries entered into a real estate-backed term loan agreement (as amended by the First Amendment Agreement, dated April 29, 2016, and the Second Amendment Agreement, dated September 1, 2016, the “Former Term Loan Agreement”). The Former Term Loan Agreement provided for secured first lien term loans in an aggregate amount of $150.0 million (the “Former Term Loan Facility”). Proceeds from this Former Term Loan Facility were used to pay down borrowings under the Former ABL Credit Facility.

Borrowings under the Former Term Loan Facility bore interest at rates that, at the Company’s option, could have been either: (1) a base rate and a margin of 0.75%; or, (2) a LIBOR rate and a margin of 1.75%. The borrowers’ obligations under the Former Term Loan Facility were secured by certain parcels of the Company’s real property.

The Former Term Loan Agreement included financial covenants that required (i) the ratio of the Company’s consolidated EBITDA (as defined in the Former Term Loan Agreement) minus the unfinanced portion of Capital Expenditures (as defined in the Former Term Loan Agreement) to the Company’s consolidated Fixed Charges (as defined in the Former Term Loan Agreement) to be at least 1.20 to 1.00 as of the end of any period of four fiscal quarters, (ii) the ratio of the Company’s Consolidated Funded Debt (as defined in the Former Term Loan Agreement) to the Company’s EBITDA for the four fiscal quarters most recently ended to be not more than 3.00 to 1.00 as of the end of any fiscal quarter and (iii) the ratio, expressed as a percentage, of the Company’s outstanding borrowings under the Former Term Loan Facility), divided by the Mortgaged Property Value (as defined in the Former Term Loan Agreement) to be not more than 75% at any time.
On August 22, 2018, the Company notified its lenders of its intention to prepay its borrowings outstanding under its Former Term Loan Facility on October 1, 2018, which were approximately $110.0 million as of July 28, 2018. The Former Term Loan Facility was previously scheduled to terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Former ABL Loan Agreement. On October 1, 2018, the Company prepaid the $110.0 million of borrowings outstanding under the Former Term Loan Agreement utilizing borrowings under its Former ABL Credit Facility and terminated the Former Term Loan Agreement. In connection with the prepayment, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $1.1 million, which was recorded in Other, net in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2019.
On the Closing Date, the Company entered into a new term loan agreement (the “Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ Term Lenders”), Goldman Sachs Bank USA, as administrative agent for the Lenders (the “TLB Administrative Agent”), and the other parties thereto. The Term Loan Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,950.0 million, consisting of a $1,800.0 million seven-year tranche (the “Term B Tranche”) and a $150.0 million 364-day tranche (the “364-day Tranche” and, together with the Term B Tranche, collectively, the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility were used to finance the Supervalu acquisition and related transaction costs.

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that if on or prior to December 31, 2024 that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the date of the Acquisition, then the loans under the Term B Tranche will be payable in full on December 31, 2024. The loans under the 364-day Tranche will be payable in full on October 21, 2019.

Under the Term Loan Agreement, the Term Borrowers may, at their option, increase the amount of the Term B Tranche, add one or more additional tranches of term loans or add one or more additional tranches of revolving credit commitments, without the consent of any Term Lenders not participating in such additional borrowings, up to an aggregate amount of $656.25 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million.
The borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of (ii) (A) with respect to the Term B Tranche, 3.25% and (B), with respect to the 364-day Tranche, 1.00%, or (ii) a LIBOR rate and a margin of (ii) (A) with respect to the Term B Tranche, 4.25% and (B), with respect to the 364-day Tranche, 2.00%; provided that the LIBOR rate shall never be less than 0.0%.
The Term Loan Agreement does not include any financial maintenance covenants.
As of October 27, 2018, the Company had borrowings of $1,800.0 million and $150.0 million under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $50.1 million and an original issue discount on debt of $44.9 million, of which $15.9 million, net is included in Current portion of long-term debt and capital lease obligations in the Condensed Consolidated Balance Sheets.
Supervalu Senior Notes
On October 22, 2018, the Company delivered an irrevocable redemption notice for the remaining $350.0 million of 7.75% Supervalu Senior Notes and the remaining $180.0 million of 6.75% Supervalu Senior Notes assumed in conjunction with the Supervalu acquisition. In connection with the redemption notice, the Company placed $566.4 million on account with the trustee of the Supervalu Senior Notes to satisfy and discharge its obligations under the indenture governing the Supervalu Senior Notes. As of October 27, 2018, this amount is reflected as Restricted cash on the Condensed Consolidated Balance Sheets. On November 21, 2018, following the required 30-day notice period, the trustee used this restricted cash to extinguish the remaining principal balances, to pay the required redemption premiums and to pay accrued and unpaid interest on the redeemed Supervalu Senior Notes. As a result of the satisfaction and discharge of the indenture governing the redemption of the Supervalu Senior Notes and of the Supervalu Senior Notes, the Company has fully satisfied and discharged its obligations under the Supervalu Senior Notes.
Derivatives and Hedging Activity
The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.

As of October 27, 2018, the Company had an aggregate $910 million of notional debt hedged through pay fixed and receive floating interest rate swap contracts at rates ranging from 0.7265% to 2.9550%, with maturities between March 2019 to October 2025. See Note 7. “Derivatives and Fair Value Measurements of Financial Instruments” for additional information.

On November 16, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 16, 2018 and expire at varied dates between March 2023 and October 2025. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8950% and 2.9590%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

On November 30, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 30, 2018 and expire at varied dates between October 2021 and October 2024. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8084% and 2.8480%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

From time-to-time, we enter into fixed price fuel supply agreements. As of October 27, 2018 and October 28, 2017, we were not a party to any such agreements.

Capital Expenditures

Our capital expenditures for the 13-week period ended October 27, 2018 were $16.4 million, compared to $5.3 million for the 13-week period ended October 28, 2017, an increase of $11.1 million. In light of the Supervalu acquisition, the company is further evaluating its capital spending plans for fiscal 2019 but does not expect to spend more than 1.5% of net sales.  Fiscal 2019 capital spending is expected to include projects that optimize both the distribution network as well as the Company’s technology platform.  Longer term, capital spending is expected to be approximately 1.0% of net sales.  We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility.  Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.
Other
Net cash used in operations was $107.0 million for the 13-week period ended October 27, 2018, a change of $66.9 million from the $40.2 million used in operations for the 13-week period ended October 28, 2017.

Working capital increased by $567.6 million, or 52.1%, from $1.09 billion at July 28, 2018 to $1.66 billion at October 27, 2018, primarily due to the acquisition of Supervalu.

Net cash used in investing activities was $2.14 billion for the 13-week period ended October 27, 2018, compared to $4.5 million for the 13-week period ended October 28, 2017. This change was primarily due to an increase in cash paid for acquisitions in the 13-week period ended October 27, 2018 for the acquisition of Supervalu compared to the 13-week period ended October 28, 2017, offset in part by cash received from the sale and leaseback of two distribution centers for $149.5 million.

Net cash provided by financing activities was $2.85 billion for the 13-week period ended October 27, 2018. The net cash provided by financing activities was primarily due to borrowings on our amended and restated revolving credit facility of $1.81 billion and borrowings on long-term debt of $1.91 billion partially offset by gross repayments on our amended and restated revolving credit facility of $688.0 million and long-term debt of $110.00 million. Net cash provided by financing activities was $50.7 million for the 13-week period ended October 28, 2017, primarily due to repayments on our amended and restated revolving credit facility and long-term debt of $109.2 million and $3.0 million.

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company did not purchase any shares of the Company’s common stock in the first quarter of fiscal 2019.

The Company no longer intends to indefinitely reinvest accumulated earnings in the Company’s Canada operations. Accordingly, the Company has recorded the tax impacts of this treatment (a tax benefit of $0.8 million due to the foreign exchange loss on previously taxed income).
COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
We have outstanding guarantees and are contingently liable under other contractual arrangements. See Note 16. “Commitments, Contingencies and Off-Balance Sheet Arrangements” under the caption “Guarantees and Contingent Liabilities” in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
We are a party to various legal proceedings arising from the normal course of business as described in Note 16. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.

Multiemployer Pension Plans
The Company assumed multiemployer plan obligations related to continuing and discontinued operations as part of the Supervalu acquisition that are subject to collective bargaining agreements, primarily defined benefit pension plans. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and unions that are parties to the collective bargaining agreement.
Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. During Supervalu’s fiscal year ended February 24, 2018, prior to the Supervalu acquisition date, Supervalu contributed $50 million to its multiemployer pension plans related to both continuing and discontinued operations. Our contributions to assumed multiemployer pension plan commitments could increase in the near term. Future contributions will be impacted by the extent to which multiemployer pension plan contribution requirements related to the acquired Supervalu retail discontinued operations are assumed by a buyer in sale transactions. In addition, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of our collective bargaining efforts, investment returns on the assets held in the plans, actions taken by the trustees who manage the plans and requirements under the Pension Protection Act of 2006, the Multiemployer Pension Reform Act and Section 412(e) of the Internal Revenue Code.
Based on the assessment of the most recent information available from the multiemployer plans, we believe that most of the plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability to us. Our contributions can fluctuate from year to year due to facility or store closures and reductions in headcount. Annually, we expect to contribute approximately $40 to $50 million related to continuing and discontinued operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions, exclusive of multiemployer pension plan withdrawal obligations. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger one or more partial or complete withdrawal that would require us to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.
Refer to Note 15. “Benefit Plans” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding these plans.
Contractual Obligations
The following table represents our significant contractual obligations as of October 27, 2018:

	Payments Due Per Period
(in millions)	Total	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$2,539	$562	$175	$53	$48	$1,701
Interest on long-term debt and notes payable(4)	1,087	155	171	334	290	137
Notes payable(5)	1,327	—	—	—	1,327	—
Operating leases(6)	1,250	128	149	215	163	595
Capital leases(7)	249	32	35	60	53	69
Purchase obligations(8)	407	215	63	80	49	—
Deferred compensation	32	26	1	2	1	2
Multiemployer plan withdrawal liability	75	2	2	3	5	63
Self-insurance liabilities(9)	89	23	22	22	10	12
Total contractual obligations	$7,055	$1,143	$618	$769	$1,946	$2,579

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations. Pension and postretirement benefit obligations were $233.4 million as of October 27, 2018. We expect to contribute approximately $5.0 million to $10.0 million to pension and postretirement benefit plans during fiscal 2019.

(2)
Unrecognized tax benefits, which totaled $42.4 million as of October 27, 2018, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any cash prepayments that may be required under the provisions of the Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of October 27, 2018.

(4)
Amounts include contractual interest payments using the interest rate as of October 27, 2018 applicable to our variable interest debt instruments (including variable interest rates under the Term Loan Facility and ABL Credit Facility that have been swapped to fixed interest rates) and stated fixed rates for all other debt instruments.

(5)	Represents the amount due under the ABL Credit Facility based on its contractual maturity date.

(6)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $95.7 million total, $19.2 million, $21.1 million, $27.5 million, $11.1 million and $16.8 million, respectively.

(7)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $52.4 million total $6.9 million, $8.3 million, $14.2 million, $10.0 million, and $13.0 million, respectively.

(8)
Our purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of October 27, 2018, future purchase obligations existed that primarily related to fixed asset, information technology and inventory purchase commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(9)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

Critical Accounting Policies and Estimates

Except as described below, there were no material changes in critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. During the first quarter of fiscal 2019, in connection with the acquisition of Supervalu, the Company evaluated its critical accounting policies. As a result of this evaluation, in addition to the critical accounting policies described in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2018, we believe our critical accounting policies also include the following policies:

Inventories

Inventories are valued at the lower of cost or market. Substantially all of our inventory consists of finished goods. Inventories are recorded net of vendor allowances and cash discounts. We evaluate inventory shortages (shrink) throughout each fiscal year based on actual physical counts in our facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the end of each fiscal year.

We value discrete inventory items at lower of cost or market before application of any LIFO reserve. For a substantial portion of legacy Supervalu inventory, the carrying value was determined using the last in, last out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. The Company is currently evaluating its combined inventory accounting policies and expects to finalize this evaluation during the second quarter of fiscal 2019. The impact of using LIFO for a portion of the Company’s inventory as of and for the first fiscal quarter did not have a material impact on the results of operations or the ending inventory balance as of and for the 13-week period ended October 27, 2018.

Vendor Funds

We receive funds from many of the vendors whose products we buy for resale. These vendor funds are provided to increase the sell-through of the related products. We receive vendor funds for a variety of merchandising activities: placement of the vendors’ products in our advertising; display of the vendors’ products in prominent locations in our stores; supporting the introduction of new products into our stores and distribution centers; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale. We also receive vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, although some of the contracts have terms of longer than one year.

We recognize vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold. Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory.

The amount and timing of recognition of vendor funds as well as the amount of vendor funds to be recognized as a reduction to ending inventory requires management judgment and estimates. Management determines these amounts based on estimates of current year purchase volume using forecast and historical data, and a review of average inventory turnover data. These judgments and estimates impact our reported gross profit, operating income and inventory amounts. The historical estimates have been reliable in the past, and we believe our methodology will continue to be reliable in the future. Based on previous experience, we do not expect significant changes in the level of vendor support. However, if such changes were to occur, cost of sales and advertising expense could change, depending on the specific vendors involved. If vendor advertising allowances were substantially reduced or eliminated, we would consider changing the volume, type and frequency of the advertising, which could increase or decrease our advertising expense.

Benefit Plans

We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. Our defined benefit pension plan, the SUPERVALU Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007.

While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 15. “Benefit Plans” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension and postretirement healthcare liabilities and expenses.

We review and select the discount rate to be used in connection with our pension and other postretirement obligations annually. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

Our expected long-term rate of return on plan assets assumption is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. The assumed long-term rate of return on pension assets ranged from 6.25 percent to 6.5 percent for the first quarter of fiscal 2019. The 10-year rolling average annualized return for a portfolio of investments applied in a manner consistent with our target allocations have generated average returns of approximately 8.04 percent based on returns from 1990 to 2017. In accordance with Accounting Standards, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

For fiscal 2019, each 25 basis point reduction in the discount rate would decrease pension expense by approximately $3.5 million and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $5.6 million. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $3.2 million as of the end of the first quarter of fiscal 2019 and would increase service and interest cost by less than $0.1 million. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of the first quarter of fiscal 2019 by approximately $2.6 million and would decrease service and interest cost by less than $0.1 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

Amortization of net actuarial loss expense recognition

We recognize the amortization of net actuarial loss on the SUPERVALU Retirement Plan over the remaining life expectancy of inactive participants based on our determination that almost all of the defined benefit pension plan participants are inactive and the plan is frozen to new participants. For the purposes of inactive participants, we utilized an over approximately 90 percent threshold established under our policy.

Full yield curve expense recognition

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension and other postretirement benefit plans. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs.

Business Dispositions

The Company reviews the presentation of planned business dispositions in the Condensed Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, the Company evaluates whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 17. “Discontinued Operations” for additional information.

The carrying value of the business held for sale is reviewed for recoverability upon meeting the classification requirements. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill, indefinite lived intangible assets and other assets are assessed. After the valuation process is completed, the held for sale business is reported at the lower of its carrying value or fair value less cost to sell, and no additional depreciation or amortization expense is recognized. Acquired businesses are evaluated for certain criteria to be classified as held for sale, and if so, are reported at their fair value less costs to sell as of the acquisition date and subsequently adjusted each reporting period.

There are inherent judgments and estimates used in determining impairment charges. The sale of a business can result in the recognition of a gain or loss that differs from that anticipated prior to closing.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the Company's dependence on principal customers;

•	the Company's sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	the Company’s ability to realize anticipated benefits of its acquisitions and dispositions, in particular, its acquisition of Supervalu;

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of Supervalu’s retail operations will exceed current estimates;

•	the Company's reliance on the continued growth in sales of its higher margin natural and organic foods and non-food products in comparison to lower margin conventional products;

•
increased competition in the Company's industry as a result of increased distribution of natural, organic and specialty products by conventional grocery distributors and direct distribution of those products by large retailers and online distributors;

•	increased competition as a result of continuing consolidation of retailers in the natural product industry and the growth of supernatural chains;

•
the Company's ability to timely and successfully deploy its warehouse management system throughout its distribution centers and its transportation management system across the Company and to achieve the efficiencies and cost savings from these efforts;

•	the addition or loss of significant customers or material changes to the Company's relationships with these customers;

•	volatility in fuel costs;

•	volatility in foreign exchange rates;

•	the Company's sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of the Company's business;

•	the potential for disruptions in the Company's supply chain by circumstances beyond its control;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs; and

•	the ability to identify and successfully complete acquisitions of other natural, organic and specialty food and non-food products distributors.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. Except as described in Note 7. “Derivatives and Fair Value Measurements of Financial Instruments”, Note 12. “Notes Payable”, and Note 13. “Long Term Debt” included in Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2018.

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

(b)                     Changes in internal controls.    On October 22, 2018, the Company completed its acquisition of SUPERVALU INC. (“Supervalu”). The Company is currently in process of integrating Supervalu’s internal controls over financial reporting. Except for the inclusion of Supervalu, there has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from the normal course of business as described in Note 16. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018 (our “Annual Report”). This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. If any of the events described below occurs, our business, financial condition or results of operations could be materially adversely affected and our stock price could decline.

We provide these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements.”

Strategic and Operational Risks

We depend heavily on our principal customers and our success is heavily dependent on our principal customers’ ability to grow their business.

Whole Foods Market accounted for a substantial percentage of our net sales in fiscal 2018. We serve as the primary distributor of natural, organic and specialty non-perishable products, and also distribute certain specialty protein, cheese, deli items and products from health, beauty and supplement categories to Whole Foods Market in all of its regions in the United States under the terms of our distribution agreement which expires on September 28, 2025. Our ability to maintain a close, mutually beneficial relationship with Whole Foods Market, which was acquired by Amazon.com, Inc. in August 2017, is an important element to our continued growth.

The loss or cancellation of business from Whole Foods Market, including from increased self distribution to its own facilities, closures of its stores, reductions in the amount of products that Whole Foods Market sells to its customers, or our failure to comply with the terms of our distribution agreement with Whole Foods Market could materially and adversely affect our business, financial condition or results of operations. Similarly, if Whole Foods Market is not able to grow its business, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers or if Whole Foods Market diverts purchases from us beyond minimum amounts it is required to purchase under our distribution agreement, our business, financial condition or results of operations may be materially and adversely affected. Additionally, given the growth acceleration we experienced in fiscal 2018, if Whole Foods Market were to only purchase the minimum purchase amounts, it would negatively impact our financial results.

In addition to our dependence on Whole Foods Market, we are also dependent upon sales to our supermarket customers. To the extent that customers in this group make decisions to utilize alternative sources of products, whether through other distributors or through self distribution, our business, financial condition or results of operations may be materially and adversely affected.

Our business is a low margin business and our profit margins may decrease due to intense competition and consolidation in the grocery industry.

The grocery industry is characterized by relatively high volume of sales with relatively low profit margins, and as competition in certain areas intensifies and as the industry continues to consolidate, our results of operations may be negatively impacted through a loss of sales and reductions in gross margins. The grocery business is intensely competitive, and the recent and ongoing consolidation within the grocery industry is expected to result in increased competition, including from some competitors that have greater financial, marketing and other resources than we do. Consumers also have more choices that conventional grocery, including independent retailers we do not supply and e-commerce solutions, which reduces the demand for products supplied by our wholesale customers. We cannot provide assurance that we will be able to compete effectively against current and future competitors.

Our ability to compete successfully will be largely dependent on our ability to provide quality products and services at competitive prices. Bidding for contracts or arrangements with customers, particularly within the supernatural and supermarkets channels, is highly competitive. Our competition comes from a variety of sources, including other distributors of natural products as well as specialty or independent grocery and mass market grocery distributors and retail customers that have their own distribution channels. Mass market grocery distributors in recent years have increased their emphasis on natural and organic products and are now competing more directly with our natural and organic product offerings, which are higher margin that conventional product offerings. The higher margin on natural and organic product offerings could be affected by changes in the public’s perception of the benefits of natural and organic products compared to similar conventional products.

In addition, many supermarket chains have increased self-distribution of particular items that we sell or have increased their purchases of particular items that we sell directly from suppliers. New competitors are also entering our markets as barriers to entry for new competitors are relatively low. For example, more natural and organic products are being sold in convenience stores and other mass market retailers and online through e-commerce than was the case a few years ago and many of these customers are being serviced by conventional distributors or are self-distributing. Some of the mass market grocery distributors with whom we compete may have substantially greater financial and other resources than we have and may be better established in their markets. We also face indirect competition as a result of the fact that our customers with physical locations face competition from online retailers and distributors that seek to sell certain of the type of products we sell to our customers directly to consumers. We cannot assure you that our current or potential competitors will not provide products or services comparable or superior to those provided by us or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that alliances among competitors may develop and that competitors may rapidly acquire significant market share or that certain of our customers will increase distribution to their own retail facilities. Increased competition may result in price reductions, reduced gross margins, lost business and loss of market share, any of which could materially and adversely affect our business, financial condition or results of operations.

The continuing consolidation of retailers in the natural products industry and the growth of supernatural chains may reduce our profit margins in the future as more customers qualify for greater volume discounts, and as we experience pricing pressures from suppliers and retailers. Sales to customers within our supernatural and supermarkets channels generate a lower gross margin than do sales to our independents channel customers. Many of these customers, including our largest customer, have agreements with us that include volume discounts. As the amounts these customers purchase from us increase, the price that they pay for the products they purchase is reduced, putting downward pressure on our gross margins on these sales. To compensate for these lower gross margins, we must increase the amount of products we sell or reduce the expenses we incur to service these customers. If we are unable to reduce our expenses as a percentage of net sales, including our expenses related to servicing this lower gross margin business, our business, financial condition or results of operations could be materially and adversely impacted.

We are transforming our business and have engaged, and may continue to engage in, acquisitions and divestitures and other strategic initiatives, and may encounter difficulties integrating acquired businesses or divesting businesses or assets and may not realize the anticipated benefits of our acquisitions and divestitures, including, in particular, our recent acquisition of Supervalu.

We have engaged in, and expect to continue to pursue, strategic transactions and initiatives as we transform our business. Acquisitions and divestitures present significant challenges and risks relating to the integration of acquired businesses and the separation of divested businesses.

On October 22, 2018, we acquired Supervalu, a complex business that was (and remains) in the process of integrating two recently acquired substantial businesses. On June 23, 2017, Supervalu acquired Unified, a retailer-owned cooperative focused on wholesale grocery and specialty distribution on the West Coast of the United States. On December 8, 2017, Supervalu acquired AG Florida, a retailer-owned cooperative that distributes full lines of grocery and general merchandise to independent retailers, located primarily in South Florida, the Caribbean, Central and South America and Asia. The processes of integrating Supervalu, Unified and AG Florida may be disruptive to our business operations and may distract our management team from their day-to-day responsibilities. There can also be no assurance that we will be able to successfully integrate Supervalu, Unified and AG Florida to achieve the operational efficiencies, including synergistic and other benefits of the acquisitions.

Our ability to achieve the expected benefits of these acquisitions, and in particular the Supervalu acquisition, will depend on, among other things, our ability to effectively execute on our business strategies, retain customers and suppliers on terms similar to those in place with the acquired businesses, achieve desired operating efficiencies and sales growth, optimize delivery routes, coordinate administrative and distribution functions, integrate management information systems, expand into new markets to include markets of the acquired business, retain and assimilate the acquired businesses’ employees, and maintain our financial and internal controls and systems as we expand our operations. Achieving the anticipated benefits of acquisitions also depends on the adequacy of our implementation plans and the ability of management to oversee and operate effectively the combined operations.

To realize the anticipated benefits of the Supervalu acquisition, our business must be successfully combined with Supervalu. We could fail to realize the anticipated benefits for a variety of reasons, including failure to manage relationships with Supervalu’s customers and suppliers, revenue attrition in excess of anticipated levels, potential incompatibility of distribution and logistics operations and systems, failure to leverage the increased scale of the combined company quickly and effectively, difficulties integrating and harmonizing financial reporting systems, loss of key employees, failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company, and failure to execute efficient distribution of our spectrum of product offerings.

The integration of the businesses that we acquired, and in particular the Supervalu, might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of these acquisitions. Any of the businesses we acquired may also have liabilities or adverse operating issues, including some that were not discovered before the acquisition, and our indemnity for such liabilities may also be limited or nonexistent. The integration process could divert the attention of management and temporarily redirect resources primarily focused on reducing product cost and operating expenses, resulting in lower gross profits in relation to sales. In addition, the process of combining our company with Supervalu could cause interruption or loss of momentum in the activities of the respective businesses, which could have a material adverse effect on the combined operations.

Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions. Failure to achieve the anticipated benefits of acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy. Therefore, future acquisitions, if any, could materially and adversely impact our business, financial condition and operating results including, ultimately, a reduction in our stock price, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations.

We have announced our intention to divest Supervalu’s retail grocery businesses in an efficient and economic manner. There can be no assurance that we will be able to (i) identify buyers for all or part of the retail business of Supervalu on favorable terms or at all, (ii) effectively retain employees and conduct business at the stores within the retail business while we seek to identify buyers for these operations or (iii) effectively minimize liabilities and stranded costs associated with the disposal of these operations, including surplus property and management of remaining obligations under real estate leases. If we are unable to divest Supervalu’s retail grocery business, or realize less net proceeds from the divesture than we anticipate, we may not be able to reduce our indebtedness as planned and will incur higher interests costs as a result. Our inability to complete or realize the projected benefits of planned and/or future divestitures could have a material adverse effect on our business, financial condition or results of operations.

We may have difficulty managing our growth.

The growth in the size of our business and operations has placed, and is expected to continue to place, a significant strain on our management. Our future growth may be limited by strong growth by certain of our largest customers or our inability to optimize our network of distribution centers to serve our customers, retain existing customers, successfully integrate acquired entities or significant new customers, implement information systems initiatives, or adequately manage our personnel.

We have substantially expanded our distribution center network through the acquisition of Supervalu. If we fail to optimize the volume of supply operations in our distribution center network or do not retain existing business, excess capacity may be created. Any excess capacity may create inefficiencies and adversely affect our business, financial condition or results of operations, including as a result of incurring operating costs for these facilities while the volume of products supplied from these facilities is insufficient to cover these costs.

We cannot assure you that we will be able to successfully optimize our distribution center network or open new distribution centers in new or existing markets if needed to accommodate or facilitate growth or that certain of our distribution centers will not have, or continue to have, operational challenges. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to maximize operational efficiencies across our distribution center network, to implement and improve on a timely basis operational, financial and management information systems, including our warehouse management systems, and to expand, train, motivate and manage our work force. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations, or other operational challenges are addressed in a timely manner.

Our future growth is limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our business, financial condition or results of operations unless the facility is expanded, volume is shifted to another facility, additional processing capacity is added.

Our inability to maintain or increase our operating margins could adversely affect our results of operations and the price of our stock.

As competition increases, the grocery industry consolidates and we attempt to affiliate larger wholesale customers, we expect to continue to face pressure on our operating margins. If we are not able to continue to capture scale efficiencies and enhance our merchandise offerings, if we are not able to achieve our targeted synergies for our acquisition of Supervalu, and Supervalu’s acquisitions of Unified and AG Florida, or if we are not able to reduce our costs as we divest certain of our retail operations, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not refine and improve our systems continually or if we are unable to effectively improve our systems without disruption including any information technology migration to a cloud environment, we may not be able to reduce costs, increase sales and services, effectively manage inventory and procurement processes or effectively manage customer pricing plans. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our stock.

Our wholesale distribution business could be adversely affected if we are not able to affiliate new customers, increase sales to existing customers or retain existing customers, or if our wholesale customers fail to perform.

The profitability of our wholesale segment is dependent upon sufficient volume to support our operating infrastructure, which is dependent on our ability to attract new customers, increase sales to existing customers and retain existing customers. The inability to attract new customers or the loss of existing customers to a competing wholesaler or due to retail closure, vertical integration by an existing customer converting to self-distribution, or industry consolidation may negatively impact our sales and operating margins.

Our success also relies in part on the financial success and cooperation of our wholesale customers. These wholesale customers manage their businesses independently and, therefore, are responsible for the day-to-day operation of their stores. They may not experience an acceptable level of sales or profitability, and our revenues and gross margins could be negatively affected as a result. We may also need to extend credit to our wholesale customers, including through loans, market support or guarantees, and while we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Additionally, we sometimes enter into wholesale customer support arrangements to guaranty or subsidize real estate obligations, which make us contingently liable in the event our wholesale customers default. If sales trends or profitability worsen for wholesale customers, their financial results may deteriorate, which could result in, among other things, lost business for us, delayed or reduced payments to us or defaults on payments or other liabilities owed by wholesale customers to us, any of which could adversely impact our financial condition and results of operations, as well as our ability to grow our wholesale business. In this regard, our wholesale customers are affected by the same economic conditions, including food inflation and deflation, and competition that our retail segment faces. The magnitude of these risks increases as the size of our wholesale customers increases.

Many of our customers are not obligated to continue purchasing products from us and larger customers that do have multiyear contracts with us may terminate these contracts early in certain situations or choose not to renew or extend the contract at its expiration.

Many of our wholesale customers buy from us under purchase orders, and we generally do not have written agreements with or long-term commitments from these customers for the purchase of products. We cannot assure you that these customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our volumes or orders for products supplied by us for these customers with whom we do not have a long-term contract may have a material adverse effect on our business, financial condition or results of operations.

We may have contracts with certain of our customers (as is the case with many of our conventional supermarket customers and our supernatural chain customer) that obligate the customer to buy products from us for a particular period of time. Even in this case, the contracts may not require the customer to purchase a minimum amount of products from us or the contracts may afford the customer better pricing in the event that the volume of the customer’s purchases exceeds certain levels. If these customers were to terminate or fail to perform under these contracts prior to their scheduled termination, or if we or the customer elected not to renew or extend the term of the contract at its expiration at historical purchase levels, it may have a material adverse effect on our business, financial condition or results of operations, including additional operational expenses to transition out of the business or to adjust our facilities and staffing costs to cover the reduction in net sales.

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

Our business strategy of increasing our sales of fresh, perishable items, which we accelerated with our acquisitions of Tony’s, Global Organic and Nor-Cal and which should be facilitated by the Supervalu acquisition, may not produce the results that we expect.

A key element of our current growth strategy is to increase the amount of fresh, perishable products that we distribute. We believe that the ability to distribute these products that are typically found in the perimeter of our customers’ stores, in addition to the products we have historically distributed, will differentiate us from our competitors and increase demand for our products. We accelerated this strategy with our acquisitions of Tony’s, Global Organic and Nor-Cal, and most importantly Supervalu. If we are unable to grow this portion of our business and manage that growth effectively, our business, financial condition and results of operations may be materially and adversely affected, or we may not be able to fully realize the benefits of the Supervalu acquisition.

Changes in relationships with our suppliers may adversely affect our profitability.

We cooperatively engage in a variety of promotional programs with our suppliers. We manage these programs to maintain or improve our margins and increase sales. A reduction or change in promotional spending by our suppliers (including as a result of increased demand for natural and organic products) could have a significant impact on our profitability. We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices, and recently we have experienced a higher than anticipated level of vendor out-of-stocks. We have no assurances of continued supply, pricing, or access to new products and any supplier could at any time change the terms upon which it sells to us or discontinue selling to us.

We face risks related to labor relations, labor costs and the availability of qualified labor.

As of October 27, 2018, approximately 4,900 of our 19,900 employees (approximately 24.6%) were covered by collective bargaining agreements which expire between March 2019 and April 2023, including 37 collective bargaining agreements from the acquisition of Supervalu. If we are not able to renew these agreements or are required to make significant changes to these agreements, our relationship with these employees may become fractured, work stoppages could occur or we may incur additional expenses which could have a material adverse effect on our business, financial condition, or results of operations. We have in the past been the focus of union-organizing efforts, and we believe it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with unions could have substantially less favorable terms than prior to the union-organizing efforts. In the event we are unable to negotiate contract renewals with our union associates, we could be subject to work stoppages. In that event, it would be necessary for us to hire replacement workers to continue to meet our obligations to our customers. The costs to hire replacement workers and employ effective security measures could negatively impact the profitability of any affected facility. Depending on the length of time that we are required to employ replacement workers and security measures these costs could be significant and could have a material adverse effect on our business, financial condition or results of operations.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of net sales, higher than in many other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost of many of our wholesale customers. Any increase in their labor costs, including any increases in costs as a result of increases in minimum wage requirements, could reduce the profitability of our customers and reduce demand for the products we supply.

Additionally, we risk a shortage of qualified labor. Recruiting and retention efforts, and actions to increase productivity, may not be successful, and we could encounter a shortage of qualified labor in the future. Such a shortage could potentially increase labor costs, reduce profitability or decrease our ability to effectively serve customers. We are undertaking efforts to automate certain functions of our business. If we are unable to realize our efforts to improve labor efficiency through automation, including as a result of delays in executing our business transformation and integration efforts, we may be more susceptible to labor shortages than our competitors.

Increases in healthcare, pension and other costs under the Company’s and multiemployer benefit plans could adversely affect our financial condition and results of operations.

We provide health, defined benefit pension, defined contribution and other postretirement benefits to many of our employees and the costs of such benefits continue to increase. The amount of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which has resulted in changes to the U.S. healthcare system and imposes mandatory types of coverage, reporting and other requirements; return on assets held in plans; changes in actuarial valuations, estimates, assumptions or calculations used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

Additionally, Company-sponsored plans and multiemployer pension plans are underfunded with the projected benefit obligations exceeding the fair value of those plans’ assets. Withdrawal liabilities from multiemployer plans could be material, and potential exposure to withdrawal liabilities could cause us to forgo or negatively impact our ability to enter into other business opportunities. Some of these plans have required rehabilitation plans or funding improvement plans, and we can give no assurances of the extent to which a rehabilitation plan or a funding improvement plan will improve the funded status of the plan. We expect that increases of unfunded liabilities of these plans would result in increased future payments by us and the other participating employers over the next few years. A significant increase to funding requirements could adversely affect our financial condition, results of operations or cash flows. The financial condition of these pension plans may also negatively impact our debt ratings, which may increase the cost of borrowing or adversely affect our ability to access one or more financial markets.

Failure by us to develop and operate a reliable technology platform and the costs of maintaining secure and effective information technology systems could negatively impact our business and we may not realize the anticipated benefits of our recent investments in information technology.

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

In our attempt to reduce operating expenses and increase operating efficiencies, we have invested in the development and implementation of new information technology. We are in the process of rolling out a national warehouse management and procurement system to convert our existing facilities into a single warehouse management and supply chain platform and have completed conversions at fifteen of our facilities. In light of the acquisition of Supervalu, we are reevaluating our warehouse management system strategy. However, we currently plan to remain focused on the automation of our new or expanded distribution centers that are at different stages of construction. We may not be able to implement these technological changes in the time frame that we have planned and delays in implementation (including delays resulting from the integration of Supervalu) could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will exceed the benefits during the early stages of implementation. Even if we are able to implement the changes in accordance with our current plans, and within our current cost estimates, we may not be able to achieve the expected efficiencies and cost savings from this investment, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, as we implement information technology enhancements, disruptions in our business may be created (including disruption with our customers) which may have a material adverse effect on our business, financial condition or results of operations.

Disruptions to our or third-party information technology systems, including cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect our business and results of operations.

The efficient operation of our businesses is highly dependent on computer hardware and software systems, including customized information technology systems. Additionally, our businesses increasingly involve the receipt, storage and transmission of sensitive data, including personal information about our customers and employees and our proprietary business information, customers and vendors. We also share information with vendors. Information systems are vulnerable to not functioning as designed and to disruptions and security breaches by computer hackers and cyber terrorists.

Although we continue to take actions to strengthen the security of our information technology systems, these measures and technology may not adequately anticipate or prevent security breaches in the future or we may not be able to timely implement these measures and technology. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect. The failure to promptly detect, determine the extent of and appropriately respond to and contain a significant data security attack or breach of our systems or any third-party systems used by us could have a material adverse impact on our business, financial condition and results of operations. We could also lose credibility with our customers and suffer damage to our reputation and future sales, including through negative publicity and social media. In addition, the unavailability of the information systems or failure of these systems or software to perform as anticipated for any reason and any inability to respond to, or recover from, such an event, could disrupt our business, impact our customers and could result in decreased performance, increased overhead costs and increased risk for liability, causing our business and results of operations to suffer.

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. Additionally, we are subject to PCI DSS as a service provider, which is a business entity that is not a payment brand directly involved in the processing, storage or transmission of cardholder data. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. The cost of complying with stricter privacy and information security laws, standards and guidelines, including evolving PCI DSS standards, and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and we could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems. Failure to comply with such laws, standards and guidelines, or payment card industry standards such as accepting Europay, MasterCard and Visa (EMV) transactions, could have a material adverse impact on our business, financial condition and results of operations.

We have significant service relationships with Albertson’s, NAI and Save-A-Lot, and the wind-down of our relationships with Albertson’s and NAI (and any future wind down of Save-A-Lot) could adversely impact our results of operations.

We have provided significant support services to NAI and Albertson’s since 2006 and to Save-A-Lot since we divested it in December 2016. Our services to NAI and Albertson’s ended in September 2018, subject to limited extensions of services at NAI’s and Albertson’s election. We will lose a significant amount of revenue and corresponding operating earnings as a result of this wind down. We have been executing on our plan to reduce costs, grow our sales and enhance our margins over the past several years, but we do not believe that we will be able to grow sales quickly enough, further eliminate costs or enhance margins to fully mitigate the lost revenue as the transition services agreement unwinds. Failure to execute on our services offering and growth strategy, including making the necessary capital investments for that growth while managing additional cost reductions, could further adversely impact our results of operations. In October 2018, we exited the distribution center that we share with NAI and Albertson’s in Lancaster, PA. Our results of operations could be adversely impacted if we are not able to transition to our new distribution center in Harrisburg, PA in the manner and timeline anticipated, which we have recently experienced.

Our large professional services agreements, including our agreement with Save-A-Lot, provide certain rights for the customers. The services agreement will typically include a fixed term but provide the customer certain termination rights, including in the event of our material breach, and may give the customer certain termination and monetary rights with respect to specified services or service categories in the event we do not perform to agreed-upon minimum levels of service. The services agreement will also generally require us to indemnify the customer against third-party claims arising out of the performance of the services under the agreement. Termination of services agreements, in whole or in part, and in particular the services agreement with Save-A-Lot and the wind-down of the services agreement with NAI and Albertson’s, could adversely affect our business or results of operations.

Changes in the military commissary system or decreases in governmental funding could negatively impact the sales and operating performance of our military business.

Our wholesale segment sells and distributes grocery products to military commissaries and exchanges in the United States. The commissary system has experienced material changes as the Defense Commissary Agency has looked to reduce the level of governmental funding required for the system, including to lower prices from suppliers and to offer its own private-label products. The military food distribution industry already has narrow operating margins making economies of scale critical for distributors. These changes could have an adverse impact on the sales and operating performance of our military business. Additionally, our military business faces competition from large national and regional food distributors, as well as smaller food distributors, and the military commissaries and exchanges face competition from low-cost retailers.

Our insurance and self-insurance programs may not be adequate to cover future claims.

We are primarily self-insured for workers’ compensation and general and automobile liability insurance. Additionally, we use a combination of insurance and self-insurance to provide for potential liabilities for director and officer liability, property risk, cyber and privacy risks and employee healthcare benefits. We believe that our insurance coverage, including our workers’ compensation and automobile insurance coverage, is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material adverse effect on our business, financial condition or results of operations. In addition, the cost of workers’ compensation insurance and automobile insurance fluctuates based upon our historical trends, market conditions and availability.

We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. Among the causes of this variability are changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment and unpredictable external factors affecting inflation rates, discount rates, rising healthcare costs, litigation trends, legal interpretations, benefit level changes and actual claim settlement patterns. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that is not covered by our self-insurance reserves, the loss and attendant expenses could harm our business, financial condition or results of operations. We have purchased stop loss coverage from third parties for certain employee healthcare plans, which limits our exposure above the amounts we have self-insured.

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

Our debt agreements, including our ABL Loan Agreement and our Term Loan Agreement, contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for or reacting to changes in our business. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business if we were not subject to these limitations, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

In addition, our ABL Loan Agreement and Term Loan Agreement require that we comply with various financial tests and impose certain restrictions on us, including among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments or pay dividends. Failure to comply with these covenants could have a material adverse effect on our business, financial condition or results of operations.

The cost of the capital available to us and limitations on our ability to access additional capital may have a material adverse effect on our business, financial condition or results of operations.

Historically, acquisitions and capital expenditures have been a large component of our growth. We anticipate that acquisitions and capital expenditures will continue to be important to our growth in the future. As a result, increases in the cost of capital available to us, which could result from volatility in the credit markets, downgrades of our credit ratings, or the Company not being in compliance with restrictive covenants under our debt agreements, or our inability to access additional capital to finance acquisitions and capital expenditures through borrowed funds could restrict our ability to grow our business organically or through acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, our profit margins depend on strategic investment buying initiatives, such as discounted bulk purchases, which require spending significant amounts of working capital up-front to purchase products that we then sell over a multi-month time period. Therefore, increases in the cost of capital available to us or our inability to access additional capital through borrowed funds at economic terms could restrict our ability to engage in strategic investment buying initiatives, which could reduce our profit margins and have a material adverse effect on our business, financial condition or results of operations.

Economic Risks

Our high level of debt makes us more sensitive to the effects of economic downturns and could adversely affect our business.

In order to finance the acquisition of Supervalu, we incurred or assumed approximately $3.4 billion of additional indebtedness, including indebtedness incurred to refinance Supervalu’s then existing debt. This increase in our leverage, and any further increase, could have important potential consequences, including, but not limited to:

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

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;

•	placing us at a competitive disadvantage compared to competitors with less leverage or better access to capital resources; and

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

The grocery industry is sensitive to national and regional economic conditions and the demand for the products that we distribute, particularly our specialty products, may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of our higher margin natural and organic products that consumers purchase where there are conventional lower margin alternatives given that many natural and organic products, and particularly natural and organic foods, often have higher retail prices than do their conventional counterparts.

Our business may be sensitive to inflationary and deflationary pressures.

Many of our sales are at prices that are based on our product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation and periods of rapidly increasing inflation may have a negative impact on our profit margins and results of operations to the extent that we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact the consumer discretionary spending trends and reduce the demand for higher-margin natural and organic products, which could adversely affect profitability. Conversely, because many of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce expenses that we incur to service our customers. If we are unable to reduce our expenses as a percentage of net sales, our business, financial condition or results of operations could be materially and adversely impacted.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

Changes in consumer eating habits away from natural, organic or specialty products could reduce demand for our higher margin natural and organic products. Consumer eating habits could be affected by a number of factors, including changes in attitudes regarding benefits of natural and organic products when compared to similar lower margin conventional products or new information regarding the health effects of consuming certain foods. Although there is a growing consumer preference for sustainable, organic and locally grown products, there can be no assurance that such trend will continue. Changing consumer eating habits also occur due to generational shifts. Millennials, the largest demographic group in the U.S. in terms of spend, seek new and different as well as more ethnic menu options and menu innovation, however there can be no assurance that such trend will continue. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally if we are not able to effectively respond to changes in consumer perceptions or adapt our product offerings to trends in eating habits, our business, financial condition or results of operations could suffer.

Increased fuel costs may adversely affect our results of operations.

Increased fuel costs may have a negative impact on our results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to deliver products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. To manage this risk, we have in the past periodically entered, and may in the future periodically enter, into commodity derivative contracts to hedge a portion of our projected diesel fuel requirements. We are currently not party to any commodity swap agreements and, as a result, our exposure to volatility in the price of diesel fuel has increased relative to our exposure to volatility in prior periods in which we had outstanding commodity derivative contracts. We do not enter into fuel hedge contracts for speculative purposes. We have in the past, and may in the future, periodically enter into forward purchase commitments for a portion of our projected monthly diesel fuel requirements at fixed prices. As of October 27, 2018, we had no forward diesel fuel commitments. We also maintain a fuel surcharge program which allows us to pass some of our higher fuel costs through to our customers. We cannot guarantee that we will continue to be able to pass a comparable proportion or any of our higher fuel costs to our customers in the future, which may adversely affect our business, financial condition or results of operations.

Disruption of our distribution network or to the operations of our customers could adversely affect our business.

Damage or disruption to our distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, product recalls or safety concerns generally, crop conditions, availability of key commodities, regulatory actions, disruptions in technology, the financial and/or operational instability of key suppliers, performance by outsourced service providers, transportation interruptions, labor supply or stoppages or vendor defaults or disputes, or other reasons could impair our ability to distribute our products. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be an adverse effect on our business, financial condition or results of operations.

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

The majority of our suppliers are based in the United States and Canada, but we also source products from suppliers throughout Europe, Asia, Central America, South America, Africa and Australia. For the most part, we do not have long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products needed by us in the quantities and at the prices requested. We are also subject to delays caused by interruption in production and increases in product costs based on conditions outside of our control. These conditions include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions, unavailability of fuel or increases in fuel costs, competitive demands, raw material shortages and natural disasters or other catastrophic events (including, but not limited to food-borne illnesses). As demand for natural and organic products has increased and the distribution channels into which these products are sold have expanded, we have continued to experience higher levels of manufacturer out-of-stocks. These shortages have caused us to incur higher operating expenses due to the cost of moving products around and between our distribution facilities in order to keep our service level high. We cannot be sure when this trend will end or whether it will recur during future years. As the consumer demand for natural and organic products has increased, certain retailers and other producers have entered the market and attempted to buy certain raw materials directly, limiting their availability to be used in certain supplier products. Further, increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products, including the specialty protein and cheese products sold by Tony’s. For example, until the last two years, weather patterns had resulted in lower than normal levels of precipitation in key agricultural states such as California, impacting the price of water and corresponding prices of food products grown in states facing drought conditions. The impact of sustained droughts is uncertain and could result in volatile input costs. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Conversely, in years where rainfall levels are abundant product costs, particularly in our perishable and produce businesses, may decline and the results of this product cost deflation could negatively impact our results of operations. Our inability to obtain adequate products as a result of any of the foregoing factors or otherwise could prevent us from fulfilling our obligations to customers, and customers may turn to other distributors. In that case, our business, financial condition or results of operations could be materially and adversely affected.

Legal and Regulatory Risks

We are subject to significant governmental regulation.

Our business is highly regulated at the federal, state and local levels and our products and distribution operations require various licenses, permits and approvals. In particular:

•	the products that we distribute in the United States are subject to inspection by the United States Food and Drug Administration;

•
our warehouse and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities; and

•	the United States Department of Transportation and the United States Federal Highway Administration regulate our United States trucking operations.

In addition, the various federal, state and local laws, regulations and administrative practices to which we are subject require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs, tobacco and alcoholic beverages, among others. For example:

Environmental, Health and Safety: Our operations are subject to extensive and increasingly stringent laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the disposal of food by-products, the handling, treatment and disposal of wastes, maintenance of refrigeration systems and remediation of soil and groundwater contamination. Compliance with existing or changing environmental and safety requirements, including more stringent limitations imposed or expected to be imposed in recently renewed or soon-to-be renewed environmental permits, may require capital expenditures. Additionally, concern over climate change, including the impact of global warming, has led to significant United States and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely. Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our results of operations. It is reasonably possible, however, that it could impose material costs on us which we may be unable to pass on to our customers.

Food Safety: There is increasing governmental scrutiny, regulations and public awareness regarding food quality and food and drug safety. We may be adversely affected if consumers lose confidence in the safety and quality of our food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness or injury, or events that give rise to claims that our products are not of the quality or composition claimed to be, may result in product liability claims from individuals, consumers and governmental agencies, penalties and enforcement actions from government agencies, a loss of consumer confidence, harm to our reputation and could cause production and delivery disruptions, which may adversely affect our financial condition and results of operations. It may be necessary for us to recall unsafe, contaminated or defective products or we may recall products that we determine do not satisfy our quality standards. Recall costs and product liability claims can be material. While we generally seek contractual indemnification and insurance coverage from our suppliers, we might not be able to recover these significant costs from our suppliers.

Marketing of Natural or Organic Foods: In addition, as a distributor and manufacturer of natural, organic, and specialty foods, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations.

Wage Rates and Paid Leave: Changes in federal or state minimum wage and overtime laws or employee paid leave laws could cause us to incur additional wage costs, which could adversely affect our operating margins.

Foreign Operations: Our supplier base includes domestic and foreign suppliers. In addition, we have customers located outside the United States and the acquisition of Supervalu, in particular its AG Florida business, expands our wholesale business to additional international customers. Accordingly, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact our financial condition and results of operations. In addition, we are required to comply with laws and regulations governing export controls, and ethical, anti-bribery and similar business practices such as the Foreign Corrupt Practices Act. Our Canadian operations are similarly subject to extensive regulation, including the English and French dual labeling requirements applicable to products that we distribute in Canada. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our business, financial condition or results of operations.

Pharmacy: We are required to meet various security and operating standards and comply with the Controlled Substances Act and its accompanying regulations governing the sale, marketing, packaging, holding, record keeping and distribution of controlled substances. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation and audits at both the federal and state levels. For example, Supervalu received an administrative subpoena issued by the Drug Enforcement Administration requesting, among other things, information on the company’s pharmacy policies and procedures generally, as well as the production of documents that are required to be kept and maintained pursuant to the Controlled Substances Act and its implementing regulations. Additionally, the Patient Protection and Affordable Care Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the Average Manufacturer Price, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. This change will affect our reimbursement. In addition, the Patient Protection and Affordable Care Act made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees. These Patient Protection and Affordable Care Act changes may not affect our business directly, but they could indirectly impact our services and/or business practices.

The failure to comply with applicable regulatory requirements, or make capital expenditures required to maintain compliance with governmental laws and regulations, including those referred to above and in Item 1. Business-Government Regulation of our Annual Report, could result in, among other things, administrative, civil, or criminal penalties or fines; mandatory or voluntary product recalls; warning or other letters; cease and desist orders against operations that are not in compliance; closure of facilities or operations; the loss, revocation, or modification of any existing licenses, permits, registrations, or approvals; the failure to obtain additional licenses, permits, registrations, or approvals in new jurisdictions where we intend to do business; or the loss of our ability to participate in federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations. These laws and regulations may change in the future. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine the effect that additional governmental regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business. We may incur material costs in our efforts to comply with current or future laws and regulations or due to any required product recalls.

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

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of trademark, service mark trade secret, copyright and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe our trademarks, private-label products and domain names are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage. From time to time, third parties may use names, logos and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans and domain names similar to ours, consumer confusion could result, the perception of our brands and products could be negatively affected, and our sales and profitability could suffer as a result. In addition, if our wholesale customers receive negative publicity or fail to maintain the quality of the goods and services used in connection with our trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Failure to protect our proprietary information could also have an adverse effect on our business.

We may also be subject to claims that our activities or the products we sell infringe, misappropriate or otherwise violate the intellectual property rights of others. Any such claims can be time consuming and costly to defend and may distract management’s attention and resources, even if the claims are without merit, and may prevent us from using our trademarks in certain geographies or in connection with certain products and services, any of which could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
2.1
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among United Natural Foods, Inc., Jedi Merger Sub, Inc., SUPERVALU INC. and SUPERVALU Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2018).

3.1
Fourth Amended and Restated Bylaws of United Natural Foods, Inc., effective October 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2018).

10.1
First Amendment to Loan Agreement, dated October 19, 2018, by and among United Natural Foods, Inc., United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch) and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.2
Term Loan Agreement, dated October 22, 2018, by and among UNFI and SUPERVALU INC., the financial institutions that are parties thereto as lenders, Goldman Sachs Bank USA, as administrative agent for the Lenders, and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 25, 2018).

10.3
Amended and Restated Employment Agreement, dated as of November 5, 2018, between the Company and Steven L. Spinner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).

10.4
Employment Agreement, dated as of November 5, 2018, between the Company and Sean F. Griffin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).

10.5	Form of Second Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.6	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.7	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.8	Form of Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.9	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
18.1*	Preferability letter of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________________________
*     Filed herewith.

*                 *                 *

We would be pleased to furnish a copy of this Form 10-Q to any stockholder who requests it by writing to:

United Natural Foods, Inc.
Steve Bloomquist
Vice President, Investor Relations
952-828-4144

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATURAL FOODS, INC.

/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer
(Principal Financial Officer)

Dated:  December 6, 2018