Form 10-Q
period 2019-01-26
UNITED NATURAL FOODS INC
filed 2019-03-07
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2019
OR
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

As of March 1, 2019 there were 50,819,894 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	January 26, 2019	July 28, 2018
ASSETS
Cash and cash equivalents	$49,515	$23,315
Accounts receivable, net	1,094,874	579,702
Inventories	2,242,724	1,135,775
Prepaid expenses and other current assets	119,659	50,122
Current assets of discontinued operations	159,893	—
Total current assets	3,666,665	1,788,914
Property and equipment, net	1,658,010	571,146
Goodwill	481,095	362,495
Intangible assets, net	1,054,222	193,209
Other assets	122,644	48,708
Long-term assets of discontinued operations	415,648	—
Total assets	$7,398,284	$2,964,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,452,643	$517,125
Accrued expenses and other current liabilities	277,158	103,526
Accrued compensation and benefits	171,669	66,132
Current portion of long-term debt and capital lease obligations	143,614	12,441
Current liabilities of discontinued operations	133,981	—
Total current liabilities	2,179,065	699,224
Long-term debt	2,965,336	308,836
Long-term capital lease obligations	124,599	31,487
Pension and other postretirement benefit obligations	222,231	—
Deferred income taxes	75,462	44,384
Other long-term liabilities	347,082	34,586
Long-term liabilities of discontinued operations	1,141	—
Total liabilities	5,914,916	1,118,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 51,433 shares issued and 50,818 shares outstanding at January 26, 2019, 51,025 shares issued and 50,411 shares outstanding at July 28, 2018	514	510
Additional paid-in capital	495,514	483,623
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(25,863)	(14,179)
Retained earnings	1,039,490	1,400,232
Total United Natural Foods, Inc. stockholders’ equity	1,485,424	1,845,955
Noncontrolling interests	(2,056)	—
Total stockholders’ equity	1,483,368	1,845,955
Total liabilities and stockholders’ equity	$7,398,284	$2,964,472
See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales	$6,149,206	$2,528,011	$9,017,362	$4,985,556
Cost of sales	5,387,423	2,156,489	7,843,248	4,246,818
Gross profit	761,783	371,522	1,174,114	738,738
Operating expenses	751,922	320,076	1,115,087	632,185
Goodwill and asset impairment charges	370,871	11,242	370,871	11,242
Restructuring, acquisition, and integration related expenses	47,125	—	115,129	—
Operating (loss) income	(408,135)	40,204	(426,973)	95,311
Other expense (income):
Net periodic benefit income, excluding service cost	(10,906)	—	(11,750)	—
Interest expense, net	58,707	4,137	66,232	7,713
Other, net	(824)	(418)	(727)	(1,281)
Total other expense, net	46,977	3,719	53,755	6,432
(Loss) income from continuing operations before income taxes	(455,112)	36,485	(480,728)	88,879
(Benefit) provision for income taxes	(91,809)	(14,001)	(96,064)	7,888
Net (loss) income from continuing operations	(363,303)	50,486	(384,664)	80,991
Income from discontinued operations, net of tax	21,407	—	23,477	—
Net (loss) income including noncontrolling interests	(341,896)	50,486	(361,187)	80,991
Less net loss (income) attributable to noncontrolling interests	171	—	168	—
Net (loss) income attributable to United Natural Foods, Inc.	$(341,725)	$50,486	$(361,019)	$80,991

Basic per share data:
Continuing operations	$(7.15)	$1.00	$(7.59)	$1.60
Discontinued operations	$0.42	$—	$0.46	$—
Basic (loss) income per share	$(6.72)	$1.00	$(7.12)	$1.60
Diluted per share data:
Continuing operations	$(7.15)	$0.99	$(7.59)	$1.59
Discontinued operations	$0.42	$—	$0.46	$—
Diluted (loss) income per share	$(6.72)	$0.99	$(7.12)	$1.59
Weighted average share outstanding:
Basic	50,815	50,449	50,699	50,633
Diluted	50,815	50,741	50,699	50,849

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net (loss) income including noncontrolling interests	$(341,896)	$50,486	$(361,187)	$80,991
Other comprehensive income (loss):
Change in fair value of swap agreements(1)	(10,898)	2,256	(10,702)	2,920
Foreign currency translation adjustments	(310)	3,045	(982)	839
Total other comprehensive (loss) income	(11,208)	5,301	(11,684)	3,759
Less comprehensive loss (income) attributable to noncontrolling interests	171	—	168	—
Total comprehensive (loss) income attributable to United Natural Foods, Inc.	$(352,933)	$55,787	$(372,703)	$84,750

(1)
Amounts are net of tax (benefit) expense of ($3.9 million) and $0.8 million for the 13-week periods ended January 26, 2019 and January 27, 2018, respectively, and ($4.0 million) and $1.3 million for the 26-week periods ended January 26, 2019 and January 27, 2018, respectively.

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 28, 2018	51,025	$510	615	$(24,231)	$483,623	$(14,179)	$1,400,232	$1,845,955	$—	$1,845,955
Cumulative effect of change in accounting principle							277	277		277
Stock option exercises and restricted stock vestings, net of tax	401	4			(3,012)			(3,008)		(3,008)
Share-based compensation					8,089			8,089		8,089
Other/share-based compensation					403			403		403
Fair value of swap agreements, net of tax						196		196		196
Foreign currency translation						(672)		(672)		(672)
Acquisition of noncontrolling interests									(1,633)	(1,633)
Net (loss) income							(19,294)	(19,294)	3	(19,291)
Balances at October 27, 2018	51,426	$514	615	$(24,231)	$489,103	$(14,655)	$1,381,215	$1,831,946	$(1,630)	$1,830,316
Stock option exercises and restricted stock vestings, net of tax	7				(11)			(11)		(11)
Share-based compensation					6,422			6,422		6,422
Fair value of swap agreements, net of tax						(10,898)		(10,898)		(10,898)
Foreign currency translation						(310)		(310)		(310)
Distributions to noncontrolling interests									(255)	(255)
Net loss							(341,725)	(341,725)	(171)	(341,896)
Balances at January 26, 2019	51,433	$514	615	$(24,231)	$495,514	$(25,863)	$1,039,490	$1,485,424	$(2,056)	$1,483,368

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Stock option exercises and restricted stock vestings, net of tax	341	3			(4,241)			(4,238)
Share-based compensation					7,275			7,275
Repurchase of common stock			162	(6,449)				(6,449)
Other/share-based compensation					107			107
Fair value of swap agreements, net of tax						664		664
Foreign currency translation						(2,206)		(2,206)
Net income							30,505	30,505
Balances at October 28, 2017	50,963	$509	162	$(6,449)	$464,466	$(15,505)	$1,265,067	$1,708,088
Stock option exercises and restricted stock vestings, net of tax	9	1			81			82
Share-based compensation					6,571			6,571
Repurchase of common stock			403	(15,788)				(15,788)
Fair value of swap agreements, net of tax						2,256		2,256
Foreign currency translation						3,045		3,045
Net income							50,486	50,486
Balances at January 27, 2018	50,972	$510	565	$(22,237)	$471,118	$(10,204)	$1,315,553	$1,754,740

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(In thousands)	January 26, 2019	January 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(361,187)	$80,991
Income from discontinued operations, net of tax	23,477	—
Net (loss) income from continuing operations	(384,664)	80,991
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	97,993	44,249
Share-based compensation	14,511	13,846
(Gain) loss on disposition of assets	(60)	100
Gain associated with disposal of investments	—	(699)
Restructuring charges	20,701	—
Goodwill and asset impairment charges	370,871	11,242
Net pension and other postretirement benefit income	(11,750)	—
Deferred income taxes	(65,605)	(22,733)
LIFO charge	6,265	—
Provision for doubtful accounts	7,958	5,569
Loss on debt extinguishment	2,117	—
Non-cash interest expense	4,298	956
Changes in operating assets and liabilities, net of acquired businesses	(62,679)	(136,932)
Net cash used in operating activities of continuing operations	(44)	(3,411)
Net cash provided by operating activities of discontinued operations	25,910	—
Net cash provided by (used in) operating activities	25,866	(3,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,137)	(15,535)
Purchase of acquired businesses, net of cash acquired	(2,281,934)	(19)
Proceeds from dispositions of assets	168,274	36
Proceeds from disposal of investments	—	756
Long-term investment	(110)	(3,010)
Other	363	—
Net cash used in investing activities of continuing operations	(2,193,544)	(17,772)
Net cash provided by investing activities of discontinued operations	44,263	—
Net cash used in investing activities	(2,149,281)	(17,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	1,905,000	—
Proceeds from borrowings under revolving credit line	2,698,604	311,061
Repayments of borrowings under revolving credit line	(1,666,600)	(247,632)
Repayments of long-term debt and capital lease obligations	(713,366)	(6,054)
Repurchase of common stock	—	(22,237)
Proceeds from exercise of stock options	118	268
Payment of employee restricted stock tax withholdings	(3,141)	(4,424)
Payments for capitalized debt issuance costs	(64,519)	—
Net cash provided by financing activities of continuing operations	2,156,096	30,982
Net cash used in financing activities of discontinued operations	(254)	—
Net cash provided by financing activities	2,155,842	30,982
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,868)	188
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,559	9,987
Cash and cash equivalents, at beginning of period	23,315	15,414
Cash and cash equivalents, at end of period	53,874	25,401
Less: cash and cash equivalents of discontinued operations	(4,359)	—
Cash and cash equivalents of continuing operations	$49,515	$25,401
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,016	$7,900
Cash paid for federal and state income taxes, net of refunds	$13,449	$36,929
 See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 26, 2019 (unaudited)

1.                                      SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) is a leading distributor of natural, organic, specialty, and conventional grocery and non-food products, and provider of support services. On October 22, 2018, we acquired all of the outstanding equity securities of SUPERVALU INC. (“Supervalu”); refer to Note 4. “Acquisitions” for further information. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

Our fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2019 and 2018 relate to the 13-week fiscal quarters ended January 26, 2019 and January 27, 2018, respectively. References to fiscal 2019 and 2018 year-to-date relate to the 26-week fiscal periods ended January 26, 2019 and January 27, 2018, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Unless otherwise indicated, references to the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets in the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 18. “Discontinued Operations” for additional information, including accounting policies, about our discontinued operations.

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

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $363.4 million and $146.4 million for the second quarter of fiscal 2019 and 2018, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $537.4 million and $284.4 million for the first 26 weeks of fiscal 2019 and 2018, respectively.

Vendor Funds
The Company receives funds from many of the vendors whose products it buys for resale. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities; placement of the vendors’ products in its advertising; display of the vendors’ products in prominent locations in stores; supporting the introduction of new products into stores and distribution centers; exclusivity rights in certain categories; and to compensate for temporary price reductions offered to customers on products held for sale. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. The majority of the vendor fund contracts have terms of less than a year, with a small proportion of the contracts longer than one year.

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 18. “Discontinued Operations” for additional information.

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

Benefit Plans

The Company recognizes the funded status of its company-sponsored defined benefit plans, which it acquired in the first quarter of fiscal 2019 through the acquisition of Supervalu, in the Condensed Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets. The Company sponsors pension and other postretirement plans in various forms covering employees who meet eligibility requirements. The determination of the Company’s obligation and related income or expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in healthcare and compensation costs. These assumptions are disclosed in Note 16. “Benefit Plans”. Actual results that differ from the assumptions are accumulated and amortized over future periods.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 16. “Benefit Plans” for additional information on participation in multiemployer plans.

The Company also contributes to 401(k) retirement savings plans for its employees.

Change in Inventory Accounting Policy

Inventories are valued at the lower of cost or net realizable value. For historical United Natural Foods, Inc. inventory prior to the acquisition of Supervalu, cost was determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last-in, first-out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, the Company completed its evaluation of its combined inventory accounting policies and changed its method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. The Company concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of the Company’s operations with those of similar companies in its peer group. As a result of the change to the LIFO method, Inventories were reduced by $3.3 million as of January 26, 2019, which resulted in increases to Cost of sales and Loss from continuing operations before income taxes of the same amount in the Condensed Consolidated Statement of Income for the 13- and 26-week periods ended January 26, 2019. This resulted in an increase to Net loss from continuing operations of $2.2 million, or $0.04 per diluted share, for both the 13- and 26-week periods ended January 26, 2019. The Company has not retrospectively adjusted amounts prior to fiscal 2019 in its Condensed Consolidated Balance Sheets or Statement of Income, as applying the change in accounting policy prior to fiscal 2019 is not practicable due to data limitations of inventory costs in prior periods.
Change in Book Overdraft Accounting Policy

In the first quarter of fiscal 2019, the Company changed its accounting policy for reporting book overdrafts in the Condensed Consolidated Statements of Cash Flows. Amounts previously reported as increase in bank overdrafts on the Condensed Consolidated Statements of Cash Flows represent outstanding checks issued but not yet presented to financial institutions for disbursement in excess of positive balances held at financial institutions, and as such represent book overdrafts. Book overdrafts are included within the Accounts payable balance in the Condensed Consolidated Balance Sheets. The change in these book overdraft amounts were previously reported as financing activities cash flows on the Condensed Consolidated Statements of Cash Flows, on a line item titled Increase in bank overdrafts. The Company has elected a preferable accounting policy presentation for classifying the change in book overdrafts from financing activities to operating activities, which resulted in the reclassification of prior period amounts to conform to the current period presentation. The Company concluded that operating activity classification is preferable, as book overdrafts do not result in financial institution borrowing or repayment activity at the end of respective reporting periods and the presentation presents a more accurate disclosure of its cash generation and consumption activities. The reclassification resulted in a decrease to cash used in operating activities of $31.7 million and a corresponding decrease in cash provided by financing activities for the 26-week period ended January 27, 2018. The reclassification had no effect on previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Condensed Consolidated Statements of Stockholders’ Equity.

Reclassifications

Certain prior year amounts within the Condensed Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows have been reclassified to conform to the current period’s presentation.

Reclassifications of prior year amounts within the Condensed Consolidated Balance Sheets include:

•	the reclassification of Accrued compensation and benefits to present separately from Accrued expenses and other current liabilities;

•	the reclassification of Notes payable balances into Long-term debt;

•	the reclassification of the long-term portion of capital lease obligations from Long-term debt to present separately within Long-term capital lease obligations; and

•
the reclassification of residual financing obligations associated with build-to-suit properties for which the Company is not obligated to fund unless it is obligated under a future extension of a lease agreement from the long-term portion of capital lease obligations to Other long-term liabilities.

Reclassifications of prior year amounts within the Condensed Consolidated Statements of Income include:

•
the reclassification of goodwill and asset impairment charges from a line item previously titled Restructuring and asset impairment charges to a new line item titled Goodwill and asset impairment charges; and

•	the combination of Interest expense and Interest income to present within Interest, net.

Within the Condensed Consolidated Statements of Cash Flows, prior year amounts for asset impairment charges have been reclassified within operating activities in a line item titled Goodwill and asset impairment. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

2.                                      RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. The Company adopted this guidance in the first quarter of fiscal 2019, and it presents non-service cost components of net periodic benefit income, as disclosed in Note 16. “Benefit Plans”, in an other income and expense line titled “Net periodic benefit income, excluding service cost” in the Condensed Consolidated Statements of Income. The service cost components are recorded within Operating expenses. The adoption of this standard did not have an impact on the Company’s prior period Condensed Consolidated Statements of Income, as all benefit plan costs for defined benefit pension and other postretirement benefit plans incurred are attributable to the Supervalu business, which was acquired in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the presentation of restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. This ASU is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, with retrospective application required. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU had no impact to the Condensed Consolidated Statement of Cash Flows for the 26-week period ended January 27, 2018 or January 26, 2019, as the Company did not have restricted cash in its beginning or ended amounts for those periods.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the new standard in the first quarter of fiscal 2019, with no impact to its financial position, results of operations, or cash flows.

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

The effect of adopting this change resulted in an increase to Retained earnings of $0.3 million, which was recorded in the first quarter of fiscal 2019. This change did not materially impact our Condensed Consolidated Statements of Income for the second quarter of fiscal 2019 or the 26-week period ended January 26, 2019. Refer to Note 3. “Revenue Recognition” for further discussion of our adoption of the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new comprehensive lease accounting guidance that supersedes existing lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. This ASU will require the Company to recognize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases, which the Company believes will result in a significant impact to its consolidated balance sheets. The Company expects to use the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company currently expects to elect the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020, with early adoption permitted. The Company expects to adopt this standard in the first quarter of fiscal 2020 and continues its assessment of the impacts of this ASU on the Company’s consolidated financial statements and any necessary changes to our accounting policies, processes and controls, and systems. Information about the amounts and timing of our undiscounted future operating lease payments can be found in Note 15. “Leases”.

3.                                      REVENUE RECOGNITION
Revenue Recognition Accounting Policy
The Company recognizes revenue in an amount that reflects the consideration that is expected to be received for goods or services when its performance obligations are satisfied by transferring control of those promised goods or services to its customers. ASC 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when or as the performance obligation is satisfied. This footnote addresses the Company’s revenue recognition policies for its continuing operations only; refer to Note 18. “Discontinued Operations” for additional information about our revenue recognition policies of discontinued operations.
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
Professional services and equipment sales
Many of the Company’s agreements with customers include various professional services and other promises to customers, in addition to the sale of the product itself, such as retail store support, advertising, store layout and design services, merchandising support, couponing, e-commerce, network and data hosting solutions, training and certifications classes, and administrative back-office solutions. These professional services may contain a single performance obligation for each respective service, in which case such services revenues are recognized when delivered. The Company determined that certain services provided are immaterial within the overall context of the respective contract, and as such has not allocated the transaction price to these obligations.
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
Disaggregation of Revenues
The Company records revenue to four customer channels, which are described below:

•	Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and at this time currently consists solely of Whole Foods Market;

•
Independents, which include single store and chain accounts (excluding supernatural, as defined above), which carry primarily natural products and buying clubs of consumer groups joined to buy products;

•	Supermarkets, which include accounts that also carry conventional products, and at this time currently include chain accounts, supermarket independents, and gourmet and ethnic specialty stores; and

•	Other, which includes foodservice, e-commerce and international customers outside of Canada, as well as sales to Amazon.com, Inc.

The following tables detail the Company’s revenue recognition for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	January 26, 2019
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$1,100	$—	$—	$1,100
Independents	810	—	—	810
Supermarkets	3,902	—	—	3,902
Other	318	58	(39)	337
Total	$6,130	$58	$(39)	$6,149

	Net Sales for the 13-Week Period Ended
(in millions)	January 27, 2018 (1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$931	$—	$—	$931
Independents	646	—	—	646
Supermarkets	716	—	—	716
Other	222	55	(42)	235
Total	$2,515	$55	$(42)	$2,528

	Net Sales for the 26-Week Period Ended
(in millions)	January 26, 2019 (2)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$2,127	$—	$—	$2,127
Independents	1,502	—	—	1,502
Supermarkets	4,807	—	—	4,807
Other	550	107	(76)	581
Total	$8,986	$107	$(76)	$9,017

	Net Sales for the 26-Week Period Ended
(in millions)	January 27, 2018 (3)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$1,784	$—	$—	$1,784
Independents	1,309	—	—	1,309
Supermarkets	1,412	—	—	1,412
Other	455	113	(87)	481
Total	$4,960	$113	$(87)	$4,986

(1)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the second quarter of fiscal 2018 decreased approximately $12 million and $15 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the second quarter of fiscal 2018 increased approximately $27 million compared to the previously reported amounts.

(2)
During the second quarter of fiscal 2019, the presentation of net sales attributable to Supervalu was incorporated into our definitions of sales by customer channel. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. Net sales as reported in the first quarter of fiscal 2019 by customer channel were recast, resulting in an increase in supermarket sales of $198 million, independents of $25 million, and other of $1 million with an offsetting decrease to the Supervalu customer channel.

(3)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the 26-week period ended January 27, 2018 decreased approximately $20 million and $31 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the 26-week period ended January 27, 2018 increased approximately $51 million compared to the previously reported amounts.

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
Accounts and notes receivable are as follows:

(in thousands)	January 26, 2019	July 28, 2018
Customer accounts receivable	$1,093,195	$595,698
Allowance for uncollectible receivables	(15,278)	(15,996)
Other receivables, net	16,957	—
Accounts receivable, net	$1,094,874	$579,702

Customer notes receivable, included within Prepaid expenses and other current assets	$16,473	$—
Long-term notes receivable, included within Other assets	$37,863	$—

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

The assets and liabilities of Supervalu were recorded in the Company’s consolidated financial statements on a provisional basis at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Refer to Note 18. “Discontinued Operations” for more information.

The following table summarizes the consideration paid, preliminary fair values of the Supervalu assets acquired and liabilities assumed, and the resulting preliminary goodwill. Due to the recent closing of the transaction, management’s ongoing assessment of the fair values of acquired assets and liabilities, and its further review of certain disposal components being classified as held for sale, as of January 26, 2019, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations, and such changes may result in increases or decreases to the goodwill impairment charge recorded in the second quarter of fiscal 2019 due to changes in the opening balance sheet value of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

	As of October 22, 2018
(in thousands)	Preliminary as of October 27, 2018	Preliminary as of January 26, 2019
Cash and cash equivalents	$25,102	$25,102
Accounts receivable	557,680	556,562
Inventories	1,162,360	1,162,360
Prepaid expenses and other current assets	66,440	70,440
Current assets of discontinued operations(1)	196,615	196,615
Property, plant and equipment	1,148,001	1,221,925
Goodwill	347,485	491,695
Intangible assets(2)	1,077,541	885,658
Other assets(2)	109,445	80,105
Long-term assets of discontinued operations(1)	404,301	442,701
Accounts payable	(967,429)	(972,340)
Other current liabilities	(282,692)	(327,713)
Current portion of long term debt and capital lease obligations	(579,677)	(579,677)
Current liabilities of discontinued operations(1)	(150,611)	(150,690)
Long-term debt and capital lease obligations(3)	(179,262)	(138,163)
Pension and other postretirement benefit obligations	(234,324)	(234,324)
Deferred income taxes	(177,231)	(100,612)
Other long-term liabilities(3)	(200,913)	(306,816)
Long-term liabilities of discontinued operations(1)	(1,401)	(1,398)
Total fair value of net assets acquired	2,321,430	2,321,430
Plus: noncontrolling interests	1,633	1,633
Less: cash and cash equivalents(4)	(30,596)	(30,596)
Less: assumed equity award liabilities	(18,638)	(18,638)
Plus: cash paid for equity awards	—	8,105
Total consideration paid in cash	2,273,829	2,281,934
Plus: unpaid assumed equity award liabilities(5)	18,638	10,533
Total consideration	$2,292,467	$2,292,467

(1)
Refer to Note 18. “Discontinued Operations” for additional Condensed Consolidated Balance Sheets information regarding the carrying value of discontinued operations at the end of the second quarter of fiscal 2019, subsequent to the acquisition date.

(2)	During the second quarter of fiscal 2019, the Company reclassified favorable operating lease intangible assets from Other assets to in Intangible assets within this table.

(3)
During the second quarter of fiscal 2019, the Company reclassified residual financing obligations associated with build-to-suit properties for which the Company is not obligated to fund unless it is obligated under a future extension of a lease agreement. This reclassification resulted in a reduction of Long-term debt and capital lease obligations of $23.8 million, with an offsetting increase in Other long-term liabilities assumed within this table. If the terms of the respective leases are extended and a cash obligation for a portion of this residual value balance exists, the Company will present these contractual obligations within Long-term capital lease obligations within the Condensed Consolidated Balance Sheets.

(4)	Includes cash and cash equivalents acquired attributable to discontinued operations.

(5)
Includes equity consideration for share-based awards that have not yet been paid, which reflects non-cash consideration for the second quarter of fiscal 2019 that will become cash consideration in subsequent periods.

Preliminary goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and Supervalu that could not be individually identified and separately recognized. The Company is currently evaluating the tax deductibility of the provisional goodwill amount, however it currently expects a substantial portion of its goodwill to be deductible for income tax purposes. Based on the preliminary valuation, goodwill resulting from the acquisition was primarily attributed to the Company’s wholesale segment, which is presented in Goodwill in the table above. In addition, $201 thousand of preliminary goodwill was attributed to the retail reporting unit within discontinued operations. Refer to Note 7. “Goodwill and Intangible Assets” for additional information regarding the assignment of goodwill to the Company’s reporting units.

During the second quarter of fiscal 2019, the Company updated its preliminary fair value estimates of its net assets primarily due to a review of the cash flows used to measure fair value of intangible assets, updated estimates of expected fair value, less costs to sell, of its retail disposal groups based on indications of value, and updates to estimated carrying values of other assets and liabilities based on an ongoing review of their fair values.

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

		As of October 22, 2018
(in thousands)	Estimated Useful Life	Continuing Operations	Discontinued Operations
Customer relationship assets	11–19 years	$785,000	$—
Favorable operating leases	3–25 years	23,658	—
Tradenames	2-9 years	66,000	17,000
Pharmacy prescription files	5–7 years	—	41,100
Non-compete agreement	2 years	11,000	—
Unfavorable operating leases	2 years	(20,777)	—
Total Supervalu finite-lived intangibles acquired		$864,881	$58,100
In addition to the acquisition of assets and assumption of liabilities above, the Company also began a restructuring plan which resulted in additional costs and expenses recorded in its Condensed Consolidated Statements of Income for the 13-week period and 26-week period ended January 26, 2019. Refer to Note 5. “Restructuring, Acquisition, and Integration Related Expenses” and Note 13. “Share-Based Awards” for further information.

The accompanying Condensed Consolidated Statements of Income include the results of operations of Supervalu since the October 22, 2018 acquisition date through January 26, 2019, which consisted of net sales from continuing operations of $3.70 billion, of which $3.47 billion was recorded in the 13-week period ended January 26, 2019. Supervalu’s net sales from discontinued operations for this time period are reported in Note 18. “Discontinued Operations”.

The following table presents unaudited supplemental pro forma consolidated Net sales and Net income from continuing operations based on Supervalu’s historical reporting periods as if the acquisition had occurred as of July 30, 2017:

	13-Week Period Ended	26-Week Period Ended
(in thousands, except per share data)	January 27, 2018(2)	January 26, 2019(1)	January 27, 2018(2)
Net sales	$6,159,106	$12,134,176	$12,056,161
Net loss from continuing operations	$(25,388)	$(411,196)	$(34,349)
Basic net loss from continuing operations per share	$(0.50)	$(8.11)	$(0.68)
Diluted net loss from continuing operations per share	$(0.50)	$(8.11)	$(0.68)

(1)	These pro forma results reflect an additional 12 weeks from Supervalu for the period ended, September 8, 2018.

(2)
These pro forma results reflect Supervalu’s and Associated Grocers of Florida, Inc.’s, which was acquired by Supervalu on December 8, 2017, 13-week and 26-week periods ended December 2, 2017, respectively.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

5.                                      RESTRUCTURING, ACQUISITION, AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition, and integration related expenses incurred were as follows:

	13-Week Period Ended	26-Week Period Ended
(in thousands)	January 26, 2019	January 26, 2019
2019 SUPERVALU INC. restructuring expenses	$18,097	$54,166
Acquisition and integration costs	9,481	41,416
Closed property charges	19,547	19,547
Total	$47,125	$115,129

Closed Property Reserves

Changes in reserves for closed properties, included additions noted above, consisted of the following:

(in thousands)	January 26, 2019 (26 weeks)
Reserves for closed properties at beginning of the fiscal year	$—
Acquired liabilities	34,426
Additions, accretion and changes in estimates	17,671
Payments	(4,051)
Reserves for closed properties at the end of the fiscal period	$48,046

Reserves for closed property are included in the Condensed Consolidated Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities. Closed property charges recorded in the second quarter of fiscal 2018 primarily relate to 15 retail stores, including certain Shop ‘n Save and Shop ‘n Save East branded stores, and are net of estimated sublease assumptions.

Restructuring Programs

The following is a summary of the restructuring reserves by reserve type included in the Condensed Consolidated Balance Sheets, primarily within Accrued compensation and benefits for severance and other employee separation costs and tax payments, within Accrued expenses and other current liabilities for the current portion of closed property reserves and within Other long-term liabilities for the long-term portion of closed property reserves.

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	Total
Balances at July 28, 2018	$—	$2,219	$2,219
Restructuring program charge(1)	54,166	—	54,166
Acquired restructuring liability	6,193	—	6,193
Adjustments	—	—	—
Cash payments	(41,820)	(2,164)	(43,984)
Balances at January 26, 2019	$18,539	$55	$18,594

Cumulative program charges incurred from inception to date	$54,166	$2,219	$56,385

(1)	Includes $33.8 million of charges related to change-in-control expense to satisfy outstanding equity awards and severance related costs.

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

The Company expects to incur approximately $9 million of additional restructuring expense throughout the remainder of fiscal 2019.

2018 Earth Origins Market

During the second quarter of fiscal 2018 the Company made the decision to close three non-core, under-performing stores of its total twelve stores related to its Earth Origins Market Retail business. Based on this decision, the Company recorded restructuring costs of $2.2 million during fiscal 2018. In the fourth quarter of fiscal 2018, the Earth Origins Retail business was sold and the Company recorded a loss on disposition of assets of $2.7 million.

6.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		26-Week Period Ended
(in thousands, except per share data)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Basic weighted average shares outstanding	50,815	50,449	50,699	50,633
Net effect of dilutive stock awards based upon the treasury stock method(1)	—	292	—	216
Diluted weighted average shares outstanding(1)	50,815	50,741	50,699	50,849

Basic per share data:
Continuing operations	$(7.15)	$1.00	$(7.59)	$1.60
Discontinued operations(1)	$0.42	$—	$0.46	$—
Basic (loss) earnings per share	$(6.72)	$1.00	$(7.12)	$1.60
Diluted per share data:
Continuing operations	$(7.15)	$0.99	$(7.59)	$1.59
Discontinued operations(1)	$0.42	$—	$0.46	$—
Diluted (loss) earnings per share	$(6.72)	$0.99	$(7.12)	$1.59

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	4,094	293	1,969	582

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding which includes the net effect of dilutive stock awards, or approximately 107 thousand shares for the 13-week period ended January 26, 2019 and 353 thousand shares for the 26-week period ended January 26, 2019.

7.                                      GOODWILL AND INTANGIBLE ASSETS

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the acquisition date at their respective estimated fair values. Goodwill represents the excess acquisition cost over the fair value of net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company has seven goodwill reporting units, three of which represent separate operating segments and are aggregated within the Wholesale reportable segment, three of which are separate operating segments that do not qualify as separate reportable segments, and a single retail reporting unit, which is included within discontinued operations. Goodwill reporting units are evaluated for events or changes in circumstances indicating a goodwill reporting unit has changed. Relative fair value allocations are performed when components of an aggregated goodwill reporting unit become separate reporting units.

During fiscal 2019, a relative fair value allocation was performed when the Canada Wholesale reporting unit became a separate operating segment and reporting unit.

In conjunction with the acquisition of Supervalu, goodwill resulting from the acquisition was assigned to the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit, as both of these reporting units are expected to benefit from the synergies of the business combination. The assignment was based on the relative synergistic value estimated as of the acquisition date. This systematic approach utilized the relative cash flow contributions and value created from the acquisition to each reporting unit on a stand-alone basis. As of the acquisition date, approximately $121 million was attributed to the legacy Company Wholesale reporting unit, which is preliminary and subject to the final determinations of the fair value of net assets acquired and a proportionate assignment adjustment between the Supervalu Wholesale reporting unit and the legacy Company reporting unit.

The Company reviews goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The annual review for goodwill impairment is performed as of the first day of the fourth quarter of each fiscal year. The Company tests for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level.

Goodwill Impairment Review

During the first quarter of fiscal 2019, the Company experienced a decline in its stock price and market capitalization. During the second quarter of fiscal 2019, the stock price continued to decline, and the decline in the stock price and market capitalization became significant and sustained. Due to this sustained decline in stock price, the Company determined that it was more likely than not that the carrying value of the Supervalu Wholesale reporting unit exceeded its fair value and performed an interim quantitative impairment test of goodwill.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its Supervalu Wholesale reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill as of the acquisition date. As a result, the Company recorded a goodwill impairment charge of $370.9 million, which is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Income for the second quarter of fiscal 2019. The goodwill impairment charge reflects all of Supervalu Wholesale’s reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charge recorded in the second quarter of fiscal 2019 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 4. “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill estimated as of the acquisition date.

2018 Earth Origins Market Impairment

During the second quarter of fiscal 2018, the Company made the decision to close three non-core, under-performing stores of its total twelve stores. Based on this decision, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.4 million on long-lived assets and $7.9 million to goodwill, respectively, during the second quarter of fiscal 2018. During the fourth quarter of fiscal 2018 the Company disposed of its Earth Origins retail business.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of July 28, 2018	$352,342	(1)	$10,153	(2)	$362,495
Preliminary goodwill from current fiscal year business combinations	491,695		—		491,695
Impairment charge	(370,871)		—		(370,871)
Other adjustments	(1,952)		—		(1,952)
Change in foreign exchange rates	(272)		—		(272)
Goodwill as of January 26, 2019	$470,942	(1)	$10,153	(2)	$481,095

(1)	Amounts are net of accumulated goodwill impairment charges of $0.0 million and $370.9 million as of July 28, 2018 and January 26, 2019, respectively.

(2)	Amounts are net of accumulated goodwill impairment charges of $9.3 million as of both July 28, 2018 and January 26, 2019.

Identifiable intangible assets consisted of the following:

	January 26, 2019			July 28, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$982,097	$79,756	$902,341	$197,246	$61,543	$135,703
Non-compete agreements	13,900	2,805	11,095	2,900	1,914	986
Operating lease intangibles	23,658	594	23,064	—	—	—
Trademarks and tradenames	67,700	5,790	61,910	1,700	981	719
Total amortizing intangible assets	1,087,355	88,945	998,410	201,846	64,438	137,408
Indefinite lived intangible assets:
Trademarks and tradenames	55,812	—	55,812	55,801	—	55,801
Intangible assets, net	$1,143,167	$88,945	$1,054,222	$257,647	$64,438	$193,209
Amortization expense was $24.6 million and $7.5 million for 26-week periods ended January 26, 2019 and January 27, 2018, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of January 26, 2019 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2019	$41,940
2020	79,953
2021	69,194
2022	65,225
2023	65,642
2024 and thereafter	676,456
$998,410

8.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value for financial assets and liabilities under the fair value hierarchy that are measured on a recurring basis:

		Fair Value at January 26, 2019
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$2,393	$—
Interest rate swap not designated as a hedging instrument	Prepaid expenses and other current assets	$—	$220	$—
Mutual funds	Prepaid expenses and other current assets	$1,053	$—	$—
Interest rate swaps designated as hedging instruments	Other Assets	$—	$2,876	$—
Mutual funds	Other Assets	$1,845	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2,502	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$10,128	$—

		Fair Value at July 28, 2018
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,459	$—
Interest rate swaps designated as hedging instruments	Other Assets	$—	$5,860	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of January 26, 2019, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $65.5 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $69.0 million. Refer to Note 9. “Derivatives” for further information on interest rate swap contracts.

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

Fair Value Estimates

For certain of the Company’s financial instruments including cash and cash equivalents, receivables, accounts payable, accrued vacation, compensation and benefits, and other current assets and liabilities the fair values approximate carrying amounts due to their short maturities. The carrying amount of borrowings on the ABL Credit Facility approximates fair value as interest rates on the ABL Credit Facility approximate current market rates (Level 2 criteria).

Notes receivable estimated fair value is determined by a discounted cash flow approach applying a market rate for similar instruments that is determined using Level 3 inputs. The estimated fair value of borrowings under the Company’s Term Loan Facility, including current portion, is determined by using available market information and appropriate valuation methodologies taking into account the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to the Company’s incremental borrowing rate for similar financial instruments and are therefore deemed Level 2 inputs. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	January 26, 2019		July 28, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable, including current portion	$54,336	$53,596	$—	$—
Liabilities:
Long-term debt, including current portion and excluding debt issuance costs	$3,141,762	$2,940,150	$320,000	$320,000

9.                                      DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at January 26, 2019, except for one interest rate swap contract which matures on March 21, 2019 and is described in more detail in footnote 1 to the table below. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 8. “Fair Value Measurements of Financial Instruments” for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of January 26, 2019, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 21, 2019(1)	$300.0	2.0075%	One-Month LIBOR	Monthly
June 9, 2019(2)	50.0	0.8725%	One-Month LIBOR	Monthly
April 29, 2021(2)	25.0	1.0650%	One-Month LIBOR	Monthly
June 30, 2019(3)	50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021(3)	25.0	0.9260%	One-Month LIBOR	Monthly
August 15, 2022(4)	64.5	1.7950%	One-Month LIBOR	Monthly
August 15, 2022(5)	43.0	1.7950%	One-Month LIBOR	Monthly
October 31, 2020(6)	100.0	2.8240%	One-Month LIBOR	Monthly
October 31, 2022(6)	100.0	2.8915%	One-Month LIBOR	Monthly
October 31, 2023(6)	100.0	2.9210%	One-Month LIBOR	Monthly
October 22, 2025(6)	50.0	2.9550%	One-Month LIBOR	Monthly
March 31, 2023(7)	150.0	2.8950%	One-Month LIBOR	Monthly
October 22, 2025(7)	50.0	2.9580%	One-Month LIBOR	Monthly
October 22, 2025(7)	50.0	2.9590%	One-Month LIBOR	Monthly
October 29, 2021(8)	100.0	2.8084%	One-Month LIBOR	Monthly
September 30, 2023(8)	50.0	2.8315%	One-Month LIBOR	Monthly
October 31, 2024(8)	100.0	2.8480%	One-Month LIBOR	Monthly
October 31, 2022(9)	50.0	2.4678%	One-Month LIBOR	Monthly
March 28, 2024(9)	100.0	2.4770%	One-Month LIBOR	Monthly
October 31, 2024(9)	100.0	2.5010%	One-Month LIBOR	Monthly
April 29, 2021(10)	50.0	2.5500%	One-Month LIBOR	Monthly
October 31, 2022(10)	50.0	2.5255%	One-Month LIBOR	Monthly
March 31, 2023(10)	50.0	2.5292%	One-Month LIBOR	Monthly
March 28, 2024(10)	100.0	2.5420%	One-Month LIBOR	Monthly
October 31, 2024(11)	50.0	2.5210%	One-Month LIBOR	Monthly
October 22, 2025(11)	50.0	2.5558%	One-Month LIBOR	Monthly
	$2,007.5

(1)
On October 22, 2018, as a result of the acquisition of Supervalu, the Company assumed a pay fixed and receive floating interest rate swap contract originally entered into by Supervalu to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The Company entered into a novation agreement with the counterparty to novate this agreement to the Company, keeping it in place through its scheduled maturity date of March 2019. The interest rate swap contract has a notional principal amount of $300 million and requires the Company to pay interest payments during the duration of the contract at a fixed annual rate of 2.0075%, while receiving interest for the same respective contract period at one-month LIBOR on the same notional principal amount. This interest rate swap contract is not designated as a hedging instrument as of January 26, 2019, and as such gains or losses resulting from the change in fair value of the contract are reported as Interest expense within the Condensed Consolidated Statements of Income.

(2)
On June 7, 2016, the Company entered into two pay fixed and receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of June 9, 2016 and expire at varied dates between June 2019 and April 2021. These interest rate swap contracts have an aggregate notional principal amount of $75 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 0.8725% and 1.0650%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(3)
On June 24, 2016, the Company entered into two pay fixed and receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of June 24, 2016 and expire at varied dates between June 2019 and April 2021. These interest rate swap contracts have an aggregate notional principal amount of $75 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 0.7265% and 0.9260%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(4)
On January 23, 2015, the Company entered into a pay fixed and receive floating interest rate swap contract to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreement has an effective date of August 3, 2015 and expires in August 2022. On March 31, 2015, the Company amended the original contract to reduce the beginning notional principal amount from $140 million to $84 million. The interest rate swap contract has an amortizing notional principal amount which adjusts down on a quarterly basis and requires the Company to pay interest payments during the duration of the contract at a fixed annual rate of 1.7950%, while receiving interest for the same respective contract period at one-month LIBOR on the same notional principal amount.

(5)
On March 31, 2015, the Company entered into a pay fixed and receive floating interest rate swap contract to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreement has an effective date of August 3, 2015 and expires in August 2022. The interest rate swap contract has an amortizing notional principal amount which adjusts down on a quarterly basis and requires the Company to pay interest payments during the duration of the contract at a fixed annual rate of 1.7950%, while receiving interest for the same respective contract period at one-month LIBOR on the same notional principal amount.

(6)
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

(7)
On November 16, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 16, 2018 and expire at varied dates between March 2023 and October 2025. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8950% and 2.9590%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(8)
On November 30, 2018, the Company entered into three pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of November 30, 2018 and expire at varied dates between October 2021 and October 2024. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.8084% and 2.8480%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(9)
On January 11, 2019, the Company entered into three pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of January 11, 2019 and expire at varied dates between October 2022 and October 2024. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.4678% and 2.5010%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(10)
On January 23, 2019, the Company entered into four pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of January 23, 2019 and expire at varied dates between April 2021 and March 2024. These interest rate swap contracts have an aggregate notional principal amount of $250 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.5255% and 2.5500%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(11)
On January 24, 2019, the Company entered into two pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of January 24, 2019 and expire at varied dates between October 2024 and October 2025. These interest rate swap contracts have an aggregate notional principal amount of $100 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.5210% and 2.5558%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Income for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
(In thousands)	Interest Expense, net	Interest Expense, net	Interest Expense, net	Interest Expense, net
Total amounts of expense presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$58,707	$4,137	$66,232	$7,713
Gain or (loss) on cash flow hedging relationships:
Gain or (loss) reclassified from comprehensive income into income	$(108)	$81	$443	$51
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$22	$—	$(66)	$—

10.                                      TREASURY STOCK

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

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company did not purchase any shares of the Company’s common stock in the 26-week period ended January 26, 2019.

11.                                      INCOME TAXES

Effective Tax Rate

Our effective income tax rate for continuing operations was 20.2%, which represents a tax benefit on a pre-tax loss, compared to a benefit of 38.4% on pre-tax income for the 13-week periods ended January 26, 2019 and January 27, 2018, respectively, and 20.0% and 8.9% for the 26-week periods ended January 26, 2019 and January 27, 2018, respectively. The increase in the effective income tax rate was primarily driven by the one-time tax benefit of $21.9 million recorded in fiscal 2018 for the impact of the re-measurement of U.S. net deferred tax liabilities due to tax reform.

The total (benefit) provision for income taxes included in the consolidated statements of income consisted of the following:

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Continuing operations	$(91,809)	$(14,001)	$(96,064)	$7,888
Discontinued operations	5,239	—	5,987	—
Total	$(86,570)	$(14,001)	$(90,077)	$7,888
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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

26-Week Period Ended
(in thousands)	January 26, 2019
Unrecognized tax benefits at beginning of period	$1,104
Unrecognized tax benefits assumed in a business combination	49,566
Decreases in unrecognized tax benefits due to statute expiration	(9,789)
Unrecognized tax benefits at end of period	$40,881

In addition, the Company has $14 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the 13-week period ended January 26, 2019, total gross interest and penalties was a benefit of $1.2 million due to the expiration of the statute of limitations on various reserves. For the 26-week period ended January 26, 2019, total gross interest and penalties was a benefit of $1.1 million.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of January 26, 2019, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and in most states is no longer subject to state income tax examinations for fiscal years before 2008 and 2014 for Supervalu and United Natural Foods, Inc., respectively.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $1.2 million during the next 12 months.

Other

Under ASU 2016-09, the Company accounts for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized $1.3 million of income tax expense related to excess tax deficiencies for share-based payments for the 26-week period ended January 26, 2019 and $0.9 million of income tax expense related to tax deficiencies for share-based payments for the 26-week period ended January 27, 2018.

12.         BUSINESS SEGMENTS

The Company has three operating segments: legacy Company Wholesale; Supervalu Wholesale and Canada Wholesale, aggregated under the Wholesale reportable segment. In addition, the Company’s Retail operating segment is a separate reportable segment, which is primarily comprised of discontinued operations activities. The legacy Company Wholesale, Supervalu Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, and conventional grocery and non-food products, and in the provision of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a former retail division, that engaged in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company’s brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company’s customers. “Other” also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. Non-operating expenses that are not allocated to the operating segments are under the caption of “Unallocated (Income)/Expenses.”

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended January 26, 2019:
Net sales(1)	$6,130,276	$57,859	$(38,929)	$—	$6,149,206
Goodwill and asset impairment charges	370,871	—	—	—	370,871
Restructuring, acquisition, and integration related expenses	4	47,121	—	—	47,125
Operating income (loss)	(312,208)	(95,608)	(319)	—	(408,135)
Total other expense, net	—	—	—	46,977	46,977
(Loss) income from continuing operations before income taxes	—	—	—	—	(455,112)
Depreciation and amortization	62,336	10,864	—	—	73,200
Capital expenditures	63,673	83	—	—	63,756
Total assets of continuing operations	6,497,883	361,063	(36,203)	—	6,822,743

13-Week Period Ended January 27, 2018:
Net sales	$2,514,670	$55,493	$(42,152)	$—	$2,528,011
Goodwill and asset impairment charges	67	11,175	—	—	11,242
Operating income (loss)	53,941	(16,549)	2,812	—	40,204
Total other expense, net	—	—	—	3,719	3,719
(Loss) income from continuing operations before income taxes	—	—	—	—	36,485
Depreciation and amortization	21,437	370	—	—	21,807
Capital expenditures	9,426	852	—	—	10,278
Total assets of continuing operations	2,909,175	183,180	(42,675)	—	3,049,680

(1)
For the second quarter of fiscal 2019, the Company recorded $265.2 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
26-Week Period Ended January 26, 2019:
Net sales(1)	$8,987,242	$106,613	$(76,493)	$—	$9,017,362
Goodwill and asset impairment charges	370,871	—	—	—	370,871
Restructuring, acquisition, and integration related expenses	4	115,125	—	—	115,129
Operating income (loss)	(251,971)	(173,937)	(1,065)	—	(426,973)
Total other expense, net	—	—	—	53,755	53,755
(Loss) income from continuing operations before income taxes	—	—	—	—	(480,728)
Depreciation and amortization	85,853	12,140	—	—	97,993
Capital expenditures	79,410	727	—	—	80,137

26-Week Period Ended January 27, 2018:
Net sales	$4,959,328	$112,925	$(86,697)	$—	$4,985,556
Goodwill and asset impairment charges	67	11,175	—	—	11,242
Operating income (loss)	113,897	(21,140)	2,554	—	95,311
Total other expense, net	—	—	—	6,432	6,432
(Loss) income from continuing operations before income taxes	—	—	—	—	88,879
Depreciation and amortization	42,976	1,273	—	—	44,249
Capital expenditures	13,607	1,928	—	—	15,535

(1)
For the 26-week period ended January 26, 2019, the Company recorded $287.0 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

13.                                     SHARE-BASED AWARDS

Pursuant to the Merger Agreement, dated as of July 25, 2018, as amended, each outstanding Supervalu stock option, whether vested or unvested, that was unexercised as of immediately prior to the effective time of the Merger (“SVU Option”) was converted, effective as of the effective time of the Merger, into a stock option exercisable for shares of common stock of the Company (“Replacement Option”) in accordance with the adjustment provisions of the Supervalu stock plan pursuant to which such SVU Option was granted and the Merger Agreement, with such Replacement Option generally having the same terms and conditions as the underlying SVU Option. In addition, pursuant to the Merger Agreement, each outstanding Supervalu restricted share award, restricted stock unit award, deferred share unit award and performance share unit award (“SVU Equity Award”) was converted, effective as of the effective time of the Merger, into time-vesting awards (“Replacement Award”) with a settlement value equal to the merger consideration ($32.50 per share) multiplied by the number of shares of Supervalu common stock subject to such SVU Equity Award, and generally upon the same terms of the SVU Equity Award including the applicable change in control termination protections. The Merger Agreement originally provided that the Replacement Awards were payable in cash, however, the Merger Agreement was amended on October 10, 2018, to provide that the Replacement Awards could be settled at the Company’s election, in cash and/or an equal value in shares of common stock of the Company.

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

The Company recognized total share-based compensation expense of $10.4 million and $18.5 million during the second quarter and 26-week period ended January 26, 2019, respectively, which included share-based compensation expense of $4.2 million and $4.8 million for Supervalu Replacement Awards, respectively, related to the post-combination period, beginning on the acquisition date through January 26, 2019. Share-based compensation expense does not include $25.2 million of charges for the settlement of share-based awards recorded as part of restructuring costs, described in Note 5. “Restructuring, Acquisition, and Integration Related Expenses” of which $20.6 million relates to change-in-control payments. The Company recorded share-based compensation expense of $6.6 million and $13.8 million in the second quarter and 26-week period ended January 27, 2018, respectively. The total income tax benefit for share-based compensation arrangements was $2.7 million and $1.5 million for the second quarters of fiscal 2019 and fiscal 2018, respectively and $4.6 million and $3.7 million for the 26 week periods ended January 26, 2019 and January 27, 2018.

Supervalu Replacement Awards generally vest in three equal installments or cliff-vest after three years from the date they were originally granted by Supervalu. The Company’s other time vesting awards are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six-month anniversary of the grant date. As of January 26, 2019, there was $79.8 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) of which $40.0 million relates to Supervalu Replacement Awards. Unrecognized compensation cost related to Replacement Options is de minimis. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

New Retirement Provision

During the second quarter of fiscal 2019, after reviewing retirement provisions and practices for the treatment of equity awards at comparable companies, the Compensation Committee of the Company’s Board of Directors determined to change the terms of its long-term compensation awards to executives who might consider retiring and to better assure that their awards provided an incentive to work for the long term best interests of the Company up to their termination date, and regardless of their retirement plans. Accordingly, the Compensation Committee determined that time-based vesting restricted stock units, with the exception of Replacement Awards, will continue to vest during retirement after termination of employment on the same terms as they would if the executive had not retired, but without the requirement that they remain employed. Performance share-units will be treated similarly on retirement, but subject to actual performance at the time achievement of performance objectives is measured. In addition, an executive’s equity awards granted in the year of retirement will be prorated to reflect the service period prior to the date of retirement. Retirement vesting will only be available to employees age 59 or older who voluntarily terminate employment after at least 10 years of service to the Company. As a result of these retirement provisions, the Company recorded a share-based compensation charge of approximately $6.6 million during the second quarter of fiscal 2019.

14.                                      LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at January 26, 2019	Maturity Year	January 26, 2019	July 28, 2018
Term Loan Facility	6.65%	2019-2025	$1,903,000	$—
ABL Credit Facility	3.81%	2023	1,242,004	—
Other secured loans	5.74%	2023	40,396	—
Former ABL Credit Facility			—	210,000
Former Term Loan Facility			—	110,000
Debt issuance costs, net			(60,631)	(1,164)
Original issue discount on debt			(43,638)	—
Long-term debt, including current portion			$3,081,131	$318,836
Less: current portion of long-term debt obligations			(115,795)	(10,000)
Long-term debt			$2,965,336	$308,836
ABL Credit Facility
On August 30, 2018, the Company entered into a loan agreement (as amended by that certain First Amendment to Loan Agreement, dated as of October 19, 2018, and as further amended by that certain Second Amendment to Loan Agreement, dated January 24, 2019, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders (the “Canadian Agent”), and the other parties thereto.

The ABL Loan Agreement provides for an asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $125.0 million sublimit of availability for letters of credit of which there is a further $5.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility (the “Former ABL Credit Facility”), and $1,475.0 million of proceeds from the ABL Credit Facility were drawn on the Closing Date to finance the Supervalu acquisition and related transaction costs.
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
Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivable, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy scripts availability of the Borrowers, after adjusting for customary reserves. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Credit Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,100.0 million or, if increased at the Borrowers’ option as described above, up to $2,700.0 million) or the Borrowing Base. To the extent that the Borrowers’ Borrowing Base declines, the availability under the ABL Credit Facility may decrease below $2,100.0 million.
As of January 26, 2019, the U.S. Borrowers’ Borrowing Base, net of $88.8 million of reserves, was $2,259.6 million, which exceeds the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of January 26, 2019, the Canadian Borrower’s Borrowing Base, net of $3.3 million of reserves, was $35.2 million, resulting in total Borrowing Base of $2,085.2 million supporting the ABL Loans. The Company had $1,242.0 million of ABL Loans as of January 26, 2019, which are presented net of debt issuance costs of $14.2 million and are included in Long-term debt in the Condensed Consolidated Balance Sheet. As of January 26, 2019, the Company had $76.8 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $766.4 million as of January 26, 2019.
The borrowings of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. The initial applicable margin for base rate loans is 0.25%, and the initial applicable margin for LIBOR loans is 1.25%. The borrowings of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. The initial applicable margin for prime rate loans is 0.25%, and the initial applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans is 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the fiscal quarter ending on January 26, 2019, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) from and after the Closing Date through and including the first day of the calendar month that is three months following the Closing Date, 0.375% and (ii) thereafter, (x) 0.375% if the total outstandings were less than 25% of the aggregate commitments, or (y) 0.25% if such total outstandings were 25% or more of the aggregate commitments. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.
The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the second quarter of fiscal 2019.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	January 26, 2019
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,297,742
Certain receivables included in Receivables and Current assets of discontinued operations	$953,726

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of January 26, 2019.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	January 26, 2019
Outstanding letters of credit	$76,763
Letter of credit fees	1.375%
Unused available credit	$731,234
Unused facility fees	0.375%

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
On August 22, 2018, the Company notified its lenders of its intention to prepay its borrowings outstanding under its Former Term Loan Facility on October 1, 2018. The Former Term Loan Facility was previously scheduled to terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Former ABL Loan Agreement. On October 1, 2018, the Company prepaid the $110.0 million of borrowings outstanding under the Former Term Loan Agreement utilizing borrowings under its Former ABL Credit Facility and terminated the Former Term Loan Agreement. In connection with the prepayment, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $1.0 million, which was recorded as Other expense in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2019.
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

The loans under the Term Loan Facility may be voluntarily prepaid in certain minimum principal amounts, subject to the payment of breakage or other similar costs. Pursuant to the Term Loan Facility, we must, subject to certain exceptions and customary reinvestment rights, apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, we must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year.
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
In the second quarter of fiscal 2019, the Company made mandatory prepayments of $47.0 million on the 364-day Tranche with asset sale proceeds. In connection with the prepayment, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $1.0 million, which was recorded as Other expense in the Condensed Consolidated Statements of Income for the second quarter of fiscal 2019.
As of January 26, 2019, the Company had borrowings of $1,800.0 million and $103.0 million under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $46.4 million and an original issue discount on debt of $43.6 million. As of January 26, 2019, $18.0 million and $103.0 million of the Term B Tranche and 364-day Tranche, respectively, was classified as current, excluding debt issuance costs and original issue discount on debt.

Supervalu Senior Notes

On October 22, 2018, the Company delivered an irrevocable redemption notice for the remaining $350.0 million of 7.75% Supervalu Senior Notes and the remaining $180.0 million of 6.75% Supervalu Senior Notes assumed in conjunction with the Supervalu acquisition. In connection with the redemption notice, the Company placed $566.4 million on account with the trustee of the Supervalu Senior Notes to satisfy and discharge its obligations under the indenture governing the Supervalu Senior Notes. On November 21, 2018, following the required 30-day notice period, the trustee used this $566.4 million to extinguish the remaining principal balances, to pay the required redemption premiums and to pay accrued and unpaid interest on the redeemed Supervalu Senior Notes. As a result of the satisfaction and discharge of the indenture governing the redemption of the Supervalu Senior Notes, the Company has fully satisfied and discharged its obligations under the Supervalu Senior Notes.

15.                                      LEASES
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
During the second quarter of fiscal 2019, the Company closed the remaining Shop ‘n Save St. Louis-based retail stores and the dedicated distribution center, and we continue to hold the owned real estate assets related to these locations for sale. The Company recorded a closed store reserve charge of approximately $17.1 million in the second quarter of fiscal 2019.
In the first quarter of fiscal 2019, the Company entered into a lease for a new distribution facility in California for approximately 1.2 million square feet.
The Company leases certain of its distribution centers and leases most of its retail stores, and leases certain office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases included within Operating expenses consisted of the following:

	13-Week Period Ended		26-Week Period Ended
(in thousands)	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Minimum rent	63,793	21,295	$90,133	$41,994
Contingent rent	46	—	35	—
Rent expense(1)	63,839	21,295	90,168	41,994
Less subtenant rentals	(4,159)	(403)	(4,819)	(824)
Total net rent expense	$59,680	$20,892	$85,349	$41,170

(1)
Rent expense as presented here includes $12.4 million in the second quarter of fiscal 2019, and $13.3 million year-to-date in fiscal 2019, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

Future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and capital leases have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments. As of January 26, 2019, these lease obligations consisted of following amounts (in thousands):

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
Remaining fiscal 2019	$97,688	$26,255
2020	185,238	42,904
2021	157,999	34,871
2022	139,821	31,013
2023	121,034	27,814
Thereafter	1,006,721	74,339
Total future minimum obligations	$1,708,501	237,196
Less interest		(84,778)
Present value of net future minimum obligations		152,418
Less current capital lease obligations		(27,819)
Long-term capital lease obligations		$124,599
The Company leases certain property to third parties under operating, capital and direct financing leases, including assigned leases for which we have future minimum lease payment obligations that are included in the table above. Future minimum lease and subtenant rentals to be received under lease assignments and noncancellable operating and deferred financing income leases, under which the Company is the lessor, as of January 26, 2019, consisted of the following (in thousands):

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
Remaining fiscal 2019	$18,648	$225
2020	32,510	225
2021	25,953	—
2022	22,389	—
2023	14,631	—
Thereafter	31,342	—
Total minimum lease receipts	$145,473	$450

16.                                      BENEFIT PLANS
The Company acquired various pension and other post retirement benefit plans with the acquisition of Supervalu, which resulted in the revaluation of pension and other postretirement benefit plan obligations as of the acquisition date.
The Company’s employees who participate are covered by various contributory and non-contributory pension, profit sharing or 401(k) plans. The Company’s primary defined benefit pension plan, the SUPERVALU INC. Retirement Plan, and certain supplemental executive retirement plans were closed to new participants and service crediting ended for all participants as of December 31, 2007. Pay increases were reflected in the amount of benefits accrued in these plans until December 31, 2012. Approximately one-half of the union employees participate in multiemployer retirement plans under collective bargaining agreements. The remaining either participate in plans sponsored by the Company or are not currently eligible to participate in a retirement plan. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides healthcare and life insurance benefits for eligible retired employees under postretirement benefit plans. The Company also provide certain health and welfare benefits, including short-term and long-term disability benefits, to inactive disabled employees prior to retirement. The terms of the postretirement benefit plans vary based on employment history, age and date of retirement. For many retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.
Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized in Net periodic benefit income, excluding service cost for defined benefit pension and other postretirement benefit plans consist of the following (in thousands):

	13-Week Period Ended January 26, 2019		26-Week Period Ended January 26, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$55	$—	$59
Interest cost	24,004	477	25,851	515
Expected return on plan assets	(35,415)	(58)	(38,139)	(63)
Net periodic benefit (income) cost	$(11,411)	$474	$(12,288)	$511
Contributions to benefit plans	$(151)	$(117)	$(188)	$(126)
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

The fair value of assets of our defined benefit pension plans and other postretirement benefits plans held in master trusts as of October 22, 2018 assumed with the Supervalu acquisition, by asset category, consisted of the following as of the acquisition date (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV	Total
Common stock	$299,234	$—	$—	$—	$299,234
Common collective trusts	—	739,822	—	78,230	818,052
Corporate bonds	—	368,145	—	—	368,145
Government securities	51,030	155,279	—	—	206,309
Mutual funds	887	309,582	—	—	310,469
Mortgage-backed securities	—	14,920	—	—	14,920
Other	52,952	2,193	—	—	55,145
Private equity and real estate partnerships	—	—	—	244,332	244,332
Total plan assets at fair value	$404,103	$1,589,941	$—	$322,562	$2,316,606
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
Estimated Future Benefit Payments
The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
Remaining fiscal 2019	$79,319	$2,547
2020	158,500	4,800
2021	163,100	4,700
2022	169,900	4,600
2023	174,600	4,500
Years 2024-2027	849,500	19,400
Defined Contribution Plans
The Company sponsors defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at our discretion. Total employer contribution expenses for these plans were $10.4 million and $5.6 million for the 26 weeks of fiscal 2019 and 2018, respectively.
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
January 26, 2019
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

The following table contains information about the Company’s significant multiemployer plans:

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Surcharges Imposed(1)	Amortization Provisions
Pension Fund			2019
Minneapolis Food Distributing Industry Pension Plan(2)	416047047-001	12/31	Green	No	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	410905139-001	2/28	Red	Implemented	No	No
Central States, Southeast and Southwest Areas Pension Fund(2)(3)	366044243-001	12/31	Deep Red	Implemented	No	Yes
UFCW Unions and Participating Employer Pension Fund(3)	526117495-001	12/31	Red	Implemented	No	No
Western Conference of Teamsters Pension Plan Trust(2)	916145047-001	12/31	Green	No	No	No
UFCW Unions and Employers Pension Plan(3)	396069053-001	10/31	Deep Red	Implemented	Yes	Yes
All Other Multiemployer Pension Plans(4)

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	These multiemployer pension plans reflect plans underlying continuing operations.

(3)	These multiemployer pension plans reflect plans underlying discontinued operations.

(4)	All Other Multiemployer Pension Plans include 6 plans, none of which is individually significant when considering contributions to the plan, severity of the underfunded status or other factors.
The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2018
Minneapolis Food Distributing Industry Pension Plan(2)	5/31/2022	1	5/31/2022	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	3/4/2023	1	3/4/2023	100.0%	Yes
Central States, Southeast and Southwest Areas Pension Fund(2)(3)	5/31/2019 - 9/14/2019	4	9/14/2019	41.7%	No
UFCW Unions and Participating Employer Pension Fund(3)	7/11/2020	2	7/11/2020	71.0%	Yes
Western Conference of Teamsters Pension Trust(2)	4/20/2019 - 4/22/2023	21	7/17/2021	16.6%	No
UFCW Unions and Employers Pension Plan(3)	4/6/2019	1	4/6/2019	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

(2)	These multiemployer pension plans reflect plans of continuing operations.

(3)	These multiemployer pension plans reflect plans of discontinued operations.
In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we acquired a $35.7 million multiemployer pension plan withdrawal liability, under which payments will be made over the next 20 years and is included in Other long-term liabilities.
The Company contributed $7.6 million and $0.1 million in the second quarters of fiscal 2019 and 2018, respectively, and $7.7 million and $0.2 million in fiscal 2019 and 2018 year-to-date, respectively to multiemployer pension plans.
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
Collective Bargaining Agreements
As of January 26, 2019, we had approximately 20,400 employees. Approximately 5,000 employees are covered by 46 collective bargaining agreements, and negotiations are in progress for 3 initial collective bargaining agreements covering approximately 30 employees. During the first 26 weeks of fiscal 2019, 8 collective bargaining agreements covering approximately 800 employees were renegotiated. No collective bargaining agreements expired without their terms being renegotiated. During the remainder of fiscal 2019, 11 collective bargaining agreements covering approximately 1,100 employees are scheduled to expire. During fiscal 2020, 6 collective bargaining agreements covering approximately 450 employees are scheduled to expire.

17.                                      COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of January 26, 2019. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to twelve years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of January 26, 2019, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $44.6 million ($31.8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
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
In connection with Supervalu’s sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, we remain contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was Supervalu’s subsidiary. Based on the expected settlement of the self-insurance claims that underlie our commitments, we believe that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous state governmental authorities. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which we remain contingently liable, we believe that the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees, as the fair value has been determined to be de minimis.

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
Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of January 26, 2019, we had approximately $0.3 million of non-cancelable future purchase obligations.
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

In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusion into Supervalu’s computer network that were previously announced by Supervalu in its fiscal 2015. The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider Supervalu’s cross-appeal and remanded the case back for consideration of Supervalu’s additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, Supervalu filed a motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted Supervalu’s motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit and the oral argument occurred on February 12, 2019. Supervalu had $50 million of cyber threat insurance above a per incident deductible of $1 million at the time of the Criminal Intrusion, which the Company believes should cover any potential loss related to this litigation.
On September 21, 2016, Supervalu’s Farm Fresh retail banner, which Supervalu exited in May 2018, received an administrative subpoena issued by the Drug Enforcement Administration (“DEA”). In addition to requesting information on Farm Fresh’s pharmacy policies and procedures generally, the subpoena also requested the production of documents that are required to be kept and maintained by Farm Fresh pursuant to the Controlled Substances Act and its implementing regulations. On November 23, 2016, Farm Fresh responded to the subpoena and cooperated fully with DEA’s additional requests for information. On February 8, 2018, Farm Fresh received a letter from the US Attorney’s Office asserting violations of the Controlled Substances Act and the potential for penalties. Farm Fresh’s response to the alleged violations was due April 30, 2018. In March 2018, representatives for Farm Fresh engaged in discussions with representatives for the DEA and the US Attorney’s Office. On January 28, 2019, the Company settled this matter for an immaterial amount.
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

18.                                      DISCONTINUED OPERATIONS
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
On November 7, 2018, the Company announced it had entered into a definitive agreement to sell five of its eight Shop ‘n Save East stores to GIANT Food Store, LLC. The transaction is expected to close in early 2019, subject to customary closing conditions, including compliance with certain federal and state level requirements. During the second quarter of fiscal 2019, the Company closed three Shop ‘n Save East stores.
In the second quarter of fiscal 2019, the Company closed the remaining Shop ‘n Save St. Louis retail stores and the distribution center that were not sold prior to the acquisition date.
In December 2018, the Company completed the sale of seven of its eight Hornbacher's locations, as well as Hornbacher's newest store currently under development in West Fargo, ND, to Coborn's Inc. (“Coborn’s”). The Hornbacher's store in Grand Forks, ND is not included in the sale to Coborn's and will close pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations.

Operating results of discontinued operations (in thousands) are summarized below:

	13-Week Period Ended January 26, 2019	26-Week Period
		Ended January 26, 2019(1)
Net sales	$727,037	$773,635
Cost of sales	533,639	568,173
Gross profit	193,398	205,462
Operating expenses	167,092	176,586
Operating income	26,306	28,876
Interest income	661	453
Net periodic benefit income, excluding service cost	(147)	(158)
Equity in earnings of unconsolidated subsidiaries	(853)	(883)
Income from discontinued operations before income taxes	26,645	29,464
Income tax provision	5,239	5,987
Income from discontinued operations, net of tax	$21,407	$23,477

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to January 26, 2019.
The Company recorded $265.2 million and $287 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the 13-week and 26-week periods ended January 26, 2019, respectively, which we expect will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $153.6 million and $163.4 million in the 13-week and 26-week period ended January 26, 2019.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below. The assets and liabilities of discontinued operations were acquired as part of the Supervalu acquisition, and as of January 26, 2019, the purchase price allocation related to these assets and liabilities was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations. Due to the recent closing of the transaction, some amounts reported are provisional pending the review of valuations obtained from third parties. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed. The fair value of discontinued operations, determined as of the acquisition date, includes estimated consideration expected to be received, less costs to sell. Within the Company’s determination of fair value of the respective disposal groups, the Company incorporates the impact of the fair value of off-balance sheet multiemployer pension plan obligations that it expects to sell so that long-lived assets are not reduced below their fair value.

(in thousands)	January 26, 2019
Current assets
Cash and cash equivalents	$4,359
Receivables, net	3,187
Inventories	145,476
Other current assets	6,871
Total current assets of discontinued operations	159,893
Long-term assets
Property, plant and equipment	356,271
Goodwill	201
Intangible assets	57,105
Other assets	2,071
Total long-term assets of discontinued operations	415,648
Total assets of discontinued operations	$575,541

Current liabilities
Accounts payable	$69,021
Accrued compensation and benefits	38,592
Other current liabilities	26,368
Total current liabilities of discontinued operations	133,981
Long-term liabilities
Other long-term liabilities	1,141
Total long-term liabilities of discontinued operations	1,141
Total liabilities of discontinued operations	135,121
Net assets of discontinued operations	$440,420
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

Retail advertising expenses are included in cost of sales of discontinued operations, net of cooperative advertising reimbursements. Operating expenses of discontinued operations include employee-related costs, such as salaries and wages, incentive compensation, health and welfare and workers’ compensation, and occupancy costs, including utilities and operating costs of retail stores, and depreciation and amortization expense, impairment charges on property, plant and equipment and other administrative costs. Rent expense on operating leases and capital lease amortization expense of retail stores have not been included in discontinued operations, as we expect to remain primarily obligated under these leases. Refer to Note 15. “Leases” for additional information.

Retail inventories are valued at the lower of cost or market under LIFO. Substantially all of our inventory consists of finished goods and are valued under the retail inventory method (“RIM”) or replacement cost method to value discrete inventory items at lower of cost or market under the FIFO method before application of any LIFO reserve.

19.           SUBSEQUENT EVENTS

On February 6, 2019, the Company announced the future consolidation of its Tacoma, Washington and Portland, Oregon distribution centers into a new facility in Centralia, Washington, which is currently under construction. In addition, the Company is expanding its Ridgefield, Washington facility by 541,000 square feet (to a total of nearly 800,000 square feet) to provide capacity for its growing customer base in the natural, organic and specialty channel.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the Company's dependence on principal customers;

•	the Company's sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	the Company’s ability to realize anticipated benefits of its acquisitions and dispositions, in particular, its acquisition of Supervalu;

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of Supervalu’s retail operations will exceed current estimates;

•	the potential for additional goodwill impairment charges as a result of purchase accounting adjustments or otherwise;

•	the Company's reliance on the continued growth in sales of its higher margin natural and organic foods and non-food products in comparison to lower margin conventional products;

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

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks described under Part II. Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended October 27, 2018 filed with the SEC on December 6, 2018 or our other reports filed with the SEC from time to time, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations and financial condition.

EXECUTIVE OVERVIEW

We are a Delaware corporation based in Providence, Rhode Island and Eden Prairie, Minnesota, and we conduct business through our various subsidiaries. Since the formation of our predecessor in 1976, we have grown our business both organically and through acquisitions, which have expanded our distribution network, product selection and customer base.

Business Overview

We are a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services in the United States and Canada. We believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. Through our October 2018 acquisition of SUPERVALU INC. (“Supervalu”), we are transforming into North America’s premier wholesaler with 60 distribution centers representing nearly 28 million square feet of warehouse space.

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
Our Strategy
We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce, and conventional grocery and non-food products across our network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu, by leveraging the scale and resources of the combined company, by cross-selling to our customers, by integrating our merchandising offerings into existing warehouses, by optimizing our network footprint in a cost efficient manner, and by eliminating redundant administrative costs.
Our three-year strategy and focus includes:

•	Successful integration of Supervalu into UNFI;

•	Realizing cost synergies;

•	Optimizing our distribution center network;

•	Driving cross selling of products and services across our businesses; and

•	Generating cash to pay down debt.
Our Operating Structure
Our continuing operations are generally comprised of two principal divisions:

•	our wholesale division, which includes:

◦	Our broadline natural, organic and specialty distribution business in the United States, including our Select Nutrition business which distributes vitamins, minerals and supplements;

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

◦
Albert’s, which distributes organically grown produce and non-produce perishable items within the United States, and includes the operations of Nor-Cal, a distributor of organic and conventional produce and non-produce perishable items principally in Northern California; and

◦	UNFI Canada, Inc. (“UNFI Canada”), which is our natural, organic and specialty distribution business in Canada.

•	our manufacturing and branded products division, consisting of:

◦	Our Blue Marble Brands branded product lines;

◦
Woodstock Farms Manufacturing, which specializes in importing, roasting, packaging and the distribution of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections.

We currently operate approximately 101 retail grocery stores acquired from Supervalu. Our intent is to thoughtfully and economically divest these stores. These stores are reported within discontinued operations in our Condensed Consolidated Financial Statements.
Our Customers
Our legacy UNFI business continues to serve more than 40,000 customer locations primarily located across the United States and Canada, which we classify into four channels:

•	Supernatural, which consists of chain accounts that are national in scope and carry primarily natural products, and at this time currently consists solely of Whole Foods Market;

•	Supermarkets, which include accounts that also carry conventional products, and at this time currently include chain accounts, supermarket independents, and gourmet and ethnic specialty stores;

•
Independents, which include single store and chain accounts (excluding supernatural, as defined above), which carry primarily natural products and buying clubs of consumer groups joined to buy products; and

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
Our Operations
In recent years, our sales to existing and new customers have increased through the continued growth of the natural and organic products industry in general; increased market share as a result of our high quality service and a broader product selection, including specialty products; the acquisition of, or merger with, natural and specialty products distributors and most recently the largest publicly traded conventional distributor, Supervalu; the expansion of our existing distribution centers; the construction of new distribution centers; the introduction of new products and the development of our own line of natural and organic branded products. Through these efforts, we believe that we have been able to broaden our geographic penetration, expand our customer base, enhance and diversify our product selections and increase our market share. Our strategic plan is focused on increasing the type of products we distribute to our customers, including perishable products and conventional produce to “build out the store” and cover center of the store, as well as perimeter offerings. Refer to “Results of Operations” section below for further information.
We have been the primary distributor to Whole Foods Market for more than twenty years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Following the acquisition of Whole Foods Market by Amazon.com, Inc. in August 2017, our sales to Whole Foods Market increased resulting in year-over-year growth in net sales to this customer in the second quarter of fiscal 2019 of 18% compared to the second quarter fiscal 2018. Whole Foods Market accounted for approximately 18% and 37% of our net sales for the second quarter of fiscal 2019 and 2018, respectively. For the 26-week period ended January 26, 2019, year-over-year growth in net sales to Whole Foods Market increased 19% compared to the 26-week period ended January 27, 2018. Whole Foods Market accounted for approximately 24% and 36% of our net sales for the 26-week period ended January 26, 2019 and 26-week period ended January 27, 2018, respectively.

To maintain our market position and improve our operating efficiencies, we seek to continually:

•	expand our marketing and customer service programs across regions;

•	expand our national purchasing opportunities;

•	offer a broader selection of products to our customers than our competitors;

•	offer operational excellence with high service levels and a higher percentage of on-time deliveries than our competitors;

•	centralize general and administrative functions to reduce expenses;

•	consolidate systems applications among physical locations and regions;

•	increase our investment in people, facilities, equipment and technology;

•	integrate administrative and accounting functions; and

•	reduce the geographic overlap between regions.

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

Distribution Center Network

Supervalu acquired Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”) in June 2017 and December 2017, respectively, as well as opened new distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois in 2017. As we integrate the distribution networks of Supervalu, Unified and AG Florida with our distribution network, transition from the Lancaster distribution center to our Harrisburg distribution center, expand our capacity and take steps to improve the efficiency of our warehouse capabilities including with our Joliet distribution center, we expect to incur start-up and transition costs including higher employee, trucking and inventory shrink costs. Certain of these costs are expected to subside as we complete this work to realign our network, and we are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network. In the first quarter of fiscal 2019, we closed on the sale and leaseback of two acquired Supervalu distribution centers and received aggregate proceeds of approximately $149.5 million. One of these distribution centers was the last remaining distribution center Supervalu sold and leased back as part of a previous portfolio transaction, and the other is related to our pacific northwest consolidation strategy. In addition, we sold an additional surplus facility during the second quarter of fiscal 2019 and received aggregate proceeds of approximately $13.7 million.

As part of our “one company” approach, we are in the process of converting to a single national warehouse management and procurement system to integrate our existing facilities, including acquired Supervalu facilities, onto one nationalized processing platform across the organization. We continue to be focused on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales as we attempt to offset the lower gross margins we expect to generate by increased sales to the supernatural and supermarkets channels and as a result of additional competition in our business.

Goodwill Impairment Review

During the first quarter of fiscal 2019, the Company experienced a decline in its stock price and market capitalization. During the second quarter of fiscal 2019, the stock price continued to decline, and the decline in the stock price and market capitalization became significant and sustained. Due to this sustained decline in stock price, the Company determined that it was more likely than not that the carrying value of the Supervalu Wholesale reporting unit exceeded its fair value and performed an interim quantitative impairment test of goodwill.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its Supervalu Wholesale reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill as of the acquisition date. As a result, the Company recorded a goodwill impairment charge of $370.9 million, which is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Income for the second quarter of fiscal 2019. The goodwill impairment charge reflects all of Supervalu Wholesale’s reporting unit goodwill, based on the preliminary acquisition date assigned fair values. Following this impairment charge, approximately $481.1 million of goodwill remains on the balance sheet.

The goodwill impairment charge recorded in the second quarter of fiscal 2019 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).

The estimated fair value of the Supervalu Wholesale reporting unit was below its estimated carrying value by approximately 20%. The goodwill impairment review indicated that the estimated fair value of the legacy Company Wholesale and Canada Wholesale reporting units were in excess of their carrying values by over 20%.  Other continuing operations reporting units were substantially in excess of their carrying value. If the estimated fair value of the Company were to decrease further, or other circumstances were to arise that indicate the value of one of these other reporting units have decreased, the Company may incur additional impairment charges for other reporting units based on additional impairment reviews. The Company’s goodwill impairment review included a reconciliation of all of the reporting units’ fair value of to the Company’s market capitalization and enterprise value.

Refer to Note 4. “Acquisitions” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the preliminary purchase price allocation and provisional goodwill estimated as of the acquisition date.

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

Prior to the Supervalu acquisition date, 19 St. Louis-based Shop ‘n Save stores, 15 in-store pharmacies, one stand-alone pharmacy, four fuel centers and all remaining prescription files were sold to Schnuck Markets, Inc. (“Schnucks”). Schnucks agreed to assume the multi-employer pension obligations related to the Shop ‘n Save stores it has agreed to acquire. The sale of the stores was completed in the first quarter of fiscal 2019, and we closed the remaining Shop ‘n Save St. Louis-based retail stores and the dedicated distribution center in the second quarter of fiscal 2019, and we continue to hold the owned real estate assets related to these locations for sale. In addition, we entered into a supply agreement to serve as the primary supplier to nine Schnucks stores across northern Illinois, Iowa and Wisconsin. In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we assumed a $35.7 million multiemployer pension plan withdrawal liability, and recorded a closed stores’ reserve charge of approximately $17.1 million in the second quarter of fiscal 2019 based on the retail stores’ November cease-use date.

We entered into a definitive agreement to sell five of our eight Shop ‘n Save corporately-owned grocery stores on the East coast to GIANT Food Stores, LLC, of Carlisle, Pennsylvania. The transaction is expected to close in early 2019, subject to customary closing conditions, including compliance with certain federal and state level requirements.
In December 2018, the Company completed the sale of seven of our eight Hornbacher's locations, as well as Hornbacher's newest store currently under development in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Hornbacher's store in Grand Forks, North Dakota is not included in the sale to Coborn's and will close pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and an expanded supply agreement for Coborn’s other locations.

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

Supervalu has provided back-office administrative support services under transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s LLC. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. We continued to provide transition and wind down services as previously agreed. In addition, we provided services to Albertson’s LLC for one distribution center until October 2018 and one distribution center will provide services for another distribution center until April 2019. Other than with respect to this one distribution center, the TSA expired on September 21, 2018. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond April 2019. We also agreed that Albertson’s LLC and NAI would no longer provide services to us after September 21, 2019.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes.

We have experienced a mix of inflation and deflation across product categories within our business segments during fiscal 2018. In aggregate across all of our legacy businesses, excluding Supervalu, and taking into account the mix of products, management estimates our businesses experienced single digit cost inflation in the second quarter of fiscal 2019. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2019 Compared To Second Quarter of Fiscal 2018

Net Sales

Our net sales for the second quarter of fiscal 2019 increased approximately $3.62 billion, or 143.2%, to $6.15 billion from $2.53 billion for the second quarter of fiscal 2018. Net sales for the second quarter of fiscal 2019 included Supervalu net sales of approximately $3.47 billion. Excluding Supervalu’s net sales, net sales increased $147 million, or 5.8%, driven by our Supernatural channel. Our net sales by customer channel, including Supervalu since its acquisition date, were as follows (in millions):

	Net Sales for the 13-Week Period Ended
Customer Channel	January 26, 2019(2)	% of Net Sales		January 27, 2018(1)	% of Net Sales
Supernatural	$1,100	18%		$931	37%
Independents	810	13%		646	26%
Supermarkets	3,902	63%		716	28%
Other	337	5%		235	9%
Total net sales	$6,149	100%	*	$2,528	100%
* Reflects rounding

(1)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the second quarter of fiscal 2018 decreased approximately $12 million and $15 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the second quarter of fiscal 2018 increased approximately $27 million compared to the previously reported amounts.

(2)	Net sales by customer channel for the 13-week period ended January 26, 2019 includes SUPERVALU.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the second quarter of fiscal 2019 increased by approximately $169 million, or 18%, as compared to the second quarter of fiscal 2018, and accounted for approximately 18% and 37% of our total net sales for the second quarter of fiscal 2019 and 2018, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel increased by approximately $164 million, or 25%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, and represented approximately 13% and 26% of our total net sales for the second quarter of fiscal 2019 and 2018, respectively. The increase in independents net sales is primarily due to $134 million of net sales from the acquired Supervalu business with the remaining increase of $30 million primarily due to sales growth to existing customers.

Net sales to our supermarkets channel increased by approximately $3,186 million, or 445%, for the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018, and represented approximately 63% and 28% of our total net sales for the second quarter of fiscal 2019 and 2018, respectively. The increase in net sales to conventional supermarkets was primarily driven by the acquisition of Supervalu. The increase in supermarkets net sales is primarily due to $3,196 million of net sales from the acquired Supervalu business with the remaining decrease of $10 million due to sales declines to existing customers.

Net sales to our other channel, which include foodservice customer sales, sales from the United States to other countries, military sales, e-commerce sales, branded product lines, the former Earth Origins Market retail division, manufacturing division, and our brokerage business, increased by approximately $102 million, or 43%, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, and represented approximately 5% and 9% of our total net sales for the second quarter of fiscal 2019 and 2018, respectively. The increase in other net sales is primarily due to $144 million of net sales from the acquired Supervalu business with the remaining decrease of $42 million due to sales declines to existing customers. The decrease in other net sales was primarily driven by our e-commerce business and lack of sales from our retail business, Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Cost of Sales and Gross Profit

Our gross profit increased $390.3 million, or 105.0%, to $761.8 million for the second quarter of fiscal 2019, from $371.5 million for the second quarter of fiscal 2018. Gross profit from the acquired Supervalu business was approximately $386.9 million.
Our gross profit as a percentage of net sales decreased to 12.39% for the second quarter of fiscal 2019 compared to 14.70% for the second quarter of fiscal 2018. The decline in gross profit as a percentage of net sales in the second quarter of fiscal 2019 was driven by the addition of Supervalu at a lower gross profit rate as well as a shift in customer mix, including the faster growth of the supernatural channel relative to the other customer channels. In addition, we recognized an $8.6 million inventory fair value adjustment charge related to the acquisition of Supervalu.

Operating Expenses

Operating expenses increased $431.8 million, or 134.9%, to $751.9 million, or 12.23% of net sales, for the second quarter of fiscal 2019 compared to $320.1 million, or 12.66% of net sales, for the second quarter of fiscal 2018. The decrease in operating expenses, as a percent of net sales, was driven by the benefit of acquisition synergies. Total operating expenses also included share-based compensation expense of $10.4 million and $6.6 million for the second quarter of fiscal 2019 and 2018, respectively.

Restructuring, Acquisition, and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $47.1 million for the second quarter of fiscal 2019 and primarily included $18.1 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, $19.5 million of closed property reserve charges related to the divestiture of retail banners, and approximately $9 million of other acquisition and integration related costs. The Company expects to incur approximately $20 million of additional acquisition and integration costs and $9 million of additional restructuring expenses throughout the remainder of fiscal 2019. The estimate of additional restructuring, acquisition and integration costs does not include costs that may be incurred related to the divestiture of retail operations.

Goodwill and Asset Impairment Charges

During the second quarter of fiscal 2019, the Company recorded a goodwill impairment charge of $370.9 million attributable to a portion of the goodwill recorded from the Supervalu acquisition. As discussed above, the goodwill impairment charge recorded in the second quarter of fiscal 2019 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. Refer to the section above “—Goodwill Impairment Review” and Note 7. “Goodwill and Intangible Assets” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

During the second quarter of fiscal 2018, the Company made the decision to close three non-core, under-performing stores of its total twelve Earth Origins stores. Based on this decision, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.4 million on long-lived assets and $7.9 million to goodwill, respectively, during the second quarter of fiscal 2018. During the fourth quarter of fiscal 2018 the Company disposed of its Earth Origins retail business.

Operating (Loss) Income

Reflecting the factors described above, operating income decreased $448.3 million to an operating loss of $408.1 million for the second quarter of fiscal 2019, from operating income of $40.2 million for the second quarter of fiscal 2018. As a percentage of net sales, operating loss was 6.64% for the second quarter of fiscal 2019, compared to operating income of 1.59% for the second quarter of fiscal 2018. The decrease in operating income was driven by the goodwill impairment charge, restructuring, acquisition and integration related expenses, and an inventory fair value adjustment charge associated with the purchase of Supervalu.

Total Other Expense, Net

Total other expense, net includes interest expense incurred on indebtedness, pension benefit income and gains and losses on business sales. Total other expense, net increased approximately $43.3 million to $47.0 million for the second quarter of fiscal 2019 compared to $3.7 million for the second quarter of fiscal 2018. Interest expense, net was $58.7 million for the second quarter of fiscal 2019 compared to $4.1 million for the second quarter of fiscal 2018. Net periodic benefit income, excluding service cost, was $10.9 million for the 13-week period ended January 26, 2019 and had no impact in the prior year as it is attributable to Supervalu pension plans. Other income was $0.8 million for the second quarter of fiscal 2019, compared to $0.4 million of other expense for the second quarter of fiscal 2018. The increase in interest expense was primarily due to an increase in outstanding debt year-over-year driven by acquisition financing. As a result of the Supervalu acquisition, we acquired defined benefit pension and other postretirement benefit obligations and expect to record net periodic benefit plan income, excluding service costs, of approximately $35 million for fiscal 2019.

(Benefit) Provision for Income Taxes

Our effective income tax rate for continuing operations was 20.2%, which represents a tax benefit on a pre-tax loss, compared to a benefit of 38.4% on pre-tax income for the 13-week periods ended January 26, 2019 and January 27, 2018, respectively. The increase in the effective income tax rate was primarily driven by the one-time non-cash net tax benefit of $21.9 million recorded in fiscal 2018 for the estimated impact of the re-measurement of U.S. net deferred tax liabilities due to tax reform. The Company made cash tax payments of approximately $59 million early in the third quarter of fiscal 2019 on ordinary income associated with anticipated section 338(g) tax elections made with respect to the acquisition of Supervalu.  The elections allow UNFI to utilize a portion of Supervalu’s $2.9 billion capital loss carryforward to generate estimated net cash tax savings of approximately $300 million over the next 15 years.

Net (Loss) Income

The Company had a net loss of $341.7 million, a loss of $6.72 per diluted common share, for the second quarter of fiscal 2019, compared to net income of $50.5 million, or $0.99 per diluted common share, for the second quarter of fiscal 2018. The decrease in net income was primarily the result of goodwill and asset impairment charges as well as restructuring, acquisition, and integration related expenses and increased interest expense.

Income from Discontinued Operations, Net

Discontinued operations primarily include the results of Cub Foods, Hornbacher’s, Shoppers and Shop ‘n Save East. During the second quarter of fiscal 2018, the Company sold the Hornbacher’s banner, and is currently holding for sale the remaining three banners. The results of operations reflect net sales of $727.0 million and Income from discontinued operations, net of tax $21.4 million. Refer to Note 18. “Discontinued Operations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Fiscal 2019 Year-To-Date (26-week period ended January 26, 2019) Compared to Fiscal 2018 Year-To-Date (26-week period ended January 27, 2018)

Net Sales

Our net sales for the 26-week period ended January 26, 2019 increased approximately $4.03 billion, or 80.9%, to $9.02 billion, from $4.99 billion for the 26-week period ended January 27, 2018. Net sales for the 26-week period ended January 26, 2019 included Supervalu net sales of approximately $3.70 billion. Excluding Supervalu’s net sales, net sales increased $334 million, or 6.7% was primarily driven by our Supernatural channel. Our net sales by customer channel, including Supervalu since its acquisition date, were as follows (in millions):

	Net Sales for the 26-Week Period Ended
Customer Channel	January 26, 2019(1)	% of Net Sales	January 27, 2018(2)	% of Net Sales
Supernatural	$2,127	24%	$1,784	36%
Independents	1,502	17%	1,309	26%
Supermarkets	4,807	53%	1,412	28%
Other	581	6%	481	10%
Total net sales	$9,017	100%	$4,986	100%

(1)
During the second quarter of fiscal 2019, the presentation of net sales attributable to Supervalu was incorporated into our definitions of sales by customer channel. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. Net sales as reported in the first quarter of fiscal 2019 by customer channel were recast, resulting in an increase in supermarkets sales of $198 million, independents of $25 million, and other of $1 million with an offsetting decrease to the Supervalu customer channel.

(2)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the 26-week period ended January 27, 2018 decreased approximately $20 million and $31 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the 26-week period ended January 27, 2018 increased approximately $51 million compared to the previously reported amounts.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the 26-week period ended January 26, 2019 increased by approximately $343 million, or 19%, as compared to the prior fiscal year’s comparable period, and accounted for approximately 24% and 36% of our total net sales for the 26-week period ended January 26, 2019 and the 26-week period ended January 27, 2018, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel increased by approximately $193 million, or 15%, during the 26-week period ended January 26, 2019 compared to the 26-week period ended January 27, 2018, and accounted for 17% and 26% of our total net sales for the 26-week period ended January 26, 2019 and January 27, 2018, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business. The increase in independents net sales is primarily due to $145 million of net sales from the acquired Supervalu business with the remaining increase of $48 million primarily due to sales growth to existing customers.

Net sales to our supermarkets channel for the 26-week period ended January 26, 2019 increased by approximately $3,395 million, or 240%, from the 26-week period ended January 27, 2018, and represented approximately 53% and 28% of total net sales for the 26-week period ended January 26, 2019 and January 27, 2018, respectively. The increase in net sales in this channel is primarily due to growth in our wholesale division, which includes our broadline distribution business. The increase in supermarkets net sales is primarily due to $3.40 billion of net sales from the acquired Supervalu business with the remaining decrease of $4 million due to sales declines to existing customers.

Net sales to our other channel, which include foodservice customer sales, sales from the United States to other countries, military sales, e-commerce sales, branded product lines, the former Earth Origins retail division, manufacturing division, and our brokerage business, increased by approximately $100 million, or 21%, during the 26-week period ended January 26, 2019 compared to the 26-week period ended January 27, 2018, and accounted for approximately 6% and 10% of total net sales for the 26-week period ended January 26, 2019 and January 27, 2018, respectively. The increase in other net sales is primarily due to $154 million of net sales from the acquired Supervalu business with the remaining decrease of $54 million due to sales declines to existing customers. The decrease in other net sales was primarily driven by our e-commerce business and lack of sales from our retail business, Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Cost of Sales and Gross Profit

Our gross profit increased $435.4 million, or 58.9%, to $1.17 billion for the 26-week period ended January 26, 2019, from $738.7 million for the 26-week period ended January 27, 2018. Gross profit from the acquired Supervalu business was approximately $414.1 million. Our gross profit as a percentage of net sales decreased to 13.02% for the 26-week period ended January 26, 2019 compared to 14.82% for the 26-week period ended January 27, 2018. The decline in the gross profit was driven by the addition of Supervalu at a lower gross profit rate as well as a shift in customer mix, including the faster growth of the supernatural channel relative to the other customer channels.

Operating Expenses

Operating expenses increased $482.9 million, or 76.4%, to $1.12 billion, or 12.37% of net sales, for the 26-week period ended January 26, 2019 compared to $632.2 million, or 12.68% of net sales, for the 26-week period ended January 27, 2018. The decrease in operating expenses, as a percent of net sales, was driven by the addition of Supervalu, at a lower operating expense rate, lower health care costs, and fixed cost leverage. In addition, we recognized a $10.5 million inventory fair value adjustment charge related to the acquisition of Supervalu.

Restructuring, Acquisition, and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $115.1 million for the 26-week period ended January 26, 2019 and primarily included $54.2 million of employee related costs due to change-in-control payments made to satisfy outstanding equity awards, severance costs, and benefits costs, $41.4 million of other acquisition and integration related costs, and $19.5 million of closed property reserve charges related to the divestiture of retail banners. The Company expects to incur approximately $9 million of additional restructuring expense, and approximately $20 million of additional acquisition and integration costs throughout the remainder of fiscal 2019. The estimate of additional restructuring, acquisition and integration costs does not include costs expected to be incurred in relation to the divestiture of retail operations.

Goodwill and Asset Impairment Charges

As discussed above, during the second quarter of fiscal 2019, the Company recorded a goodwill impairment charge of $370.9 million attributable to a portion of the goodwill recorded from the Supervalu acquisition and during the second quarter of fiscal 2018, the Company recorded a total impairment charge of $3.4 million on long-lived assets and $7.9 million to goodwill, respectively. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 7. “Goodwill and Intangible Assets” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Operating (Loss) Income

Reflecting the factors described above, operating income decreased approximately 548.0%, or $522.3 million, to an operating loss of $427.0 million for the 26-week period ended January 26, 2019, from operating income of $95.3 million for the 26-week period ended January 27, 2018. As a percentage of net sales, operating loss was 4.74% for the 26-week period ended January 26, 2019 as compared to operating income of 1.91% for the 26-week period ended January 27, 2018.

Total Other Expense, Net

Other expense, net was $53.8 million and $6.4 million for the 26-week periods ended January 26, 2019 and January 27, 2018, respectively. Net periodic benefit income, excluding service cost, was $11.8 million for the 26-week period ended January 26, 2019 and had no impact in the prior year as it is attributable to Supervalu pension plans. Interest expense, net was $66.2 million for the 26-week period ended January 26, 2019 compared to $7.7 million for the 26-week period ended January 27, 2018. The increase in interest expense was primarily due to an increase in outstanding debt year-over-year driven by acquisition financing. Interest income was $0.3 million and $0.2 million for the 26-week period ended January 26, 2019 and January 27, 2018, respectively. Other income was $0.7 million for the 26-week period ended January 26, 2019 compared to other income of $1.3 million for the 26-week period ended January 27, 2018. We expect interest expense to increase substantially in future periods due to the increased indebtedness incurred to finance the acquisition of Supervalu. As a result of the Supervalu acquisition, we acquired defined benefit pension and other postretirement benefit obligations and expect to record net periodic benefit plan income, excluding service costs, of approximately $35 million for fiscal 2019.

(Benefit) Provision for Income Taxes

Our effective income tax rate for continuing operations was 20.0% and 8.9% for the 26-week periods ended January 26, 2019 and January 27, 2018, respectively. The second quarter of fiscal 2019 effective tax rate reflects a tax benefit based on a consolidated pre-tax loss from continuing operations while the second quarter of fiscal 2018 reflected a tax expense on pre-tax income. The increase in the effective income tax rate was primarily driven by the one-time non-cash net tax benefit of $21.9 million recorded in fiscal 2018 for the estimated impact of the re-measurement of U.S. net deferred tax liabilities due to tax reform. The Company made cash tax payments of approximately $59 million early in the third quarter of fiscal 2019 on ordinary income associated with anticipated section 338(g) tax elections made with respect to the acquisition of Supervalu.  The elections allow UNFI to utilize a portion of Supervalu’s $2.9 billion capital loss carryforward to generate estimated net cash tax savings of approximately $300 million over the next 15 years.

Net (Loss) Income

Reflecting the factors described in more detail above, the Company had a net loss of $361.0 million, a loss of $7.12 per diluted common share, for the 26-week period ended January 26, 2019, compared to net income of $81.0 million, or $1.59 per diluted common share, for the 26-week period ended January 27, 2018.

Income from Discontinued Operations, Net of Tax

Discontinued operations primarily include the results of Cub Foods, Hornbacher’s, Shoppers and Shop ‘n Save East reflect assets, liabilities, operations results and cash flows of these four banners. During the second quarter of fiscal 2018, the Company sold the Hornbacher’s banner, and is currently holding for sale the remaining three banners. The results of operations for the 26-week period ended January 26, 2019 reflect net sales of $773.6 million and Income from discontinued operations, net of tax of $23.5 million. Refer to Note 18. “Discontinued Operations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We expect to continue to replenish operating assets with internally generated funds and pay down debt obligations with internally generated funds and sale of surplus and/or non-core assets. A significant reduction in operating earnings or the incurrence of operating losses could have a negative impact on our operating cash flow, which may limit our ability to pay down our outstanding indebtedness as planned. Our credit facilities are secured by a substantial portion of our total assets.
Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. We will continue to obtain short-term and long-term financing from our credit facilities. Long-term financing will be maintained through existing and new debt issuances. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund debt obligations and capital expenditures as opportunities arise.
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
We currently do not pay a dividend on our common stock, and have no current plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility and our ABL Credit Facility.
Working capital increased by $397.9 million, or 36.5%, from $1.09 billion at July 28, 2018 to $1.49 billion at January 26, 2019, primarily due to the acquisition of Supervalu.
Long-Term Debt
During the first quarter of fiscal 2019 our capital structure materially changed with respect to the Supervalu acquisition. Obligations under our existing Former ABL Credit Facility and Former Term Loan Facility were repaid and we established new credit facilities under our ABL Credit Facility and the Term Loan Facility. During the second quarter of fiscal 2019, we paid $566.4 million to extinguish the acquired Supervalu Senior Notes and pay related prepayment premiums and accrued interest with $566.4 million of restricted cash set aside on the Closing Date for this purpose. In addition, the Company made mandatory prepayments of $47.0 million under the Term Loan Facility with asset sale proceeds. Refer to Note 14. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.
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

As of January 26, 2019, the Company had an aggregate $2.0 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of its floating LIBOR based debt at fixed rates ranging from 0.7265% to 2.9590%, with maturities between March 2019 to October 2025. See Note 9. “Derivatives” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time-to-time, we enter into fixed price fuel supply agreements. As of January 26, 2019 and January 27, 2018, we were not a party to any such agreements.

Capital Expenditures

Our capital expenditures for the 26-week period ended January 26, 2019 were $80.1 million, compared to $15.5 million for the 26-week period ended January 27, 2018, an increase of $64.6 million driven primarily by distribution center expansions. In light of the Supervalu acquisition, the company is further evaluating its capital spending plans for fiscal 2019 but does not expect to spend more than 1.5% of net sales.  Fiscal 2019 capital spending is expected to include projects that optimize both the distribution network as well as the Company’s technology platform.  Longer term, capital spending is expected to be approximately 1.0% of net sales.  We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility.  Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.
Cash Flows
Net cash provided by operations was $25.9 million for the 26-week period ended January 26, 2019, a change of $29.3 million from the $3.4 million used in operations for the 26-week period ended January 27, 2018.

Net cash used in investing activities was $2.15 billion for the 26-week period ended January 26, 2019, compared to $17.8 million for the 26-week period ended January 27, 2018. This change was primarily due to an increase in cash paid for acquisitions in the 26-week period ended January 26, 2019 for the acquisition of Supervalu compared to the 26-week period ended January 27, 2018, offset in part by cash received from the sale and leaseback of two distribution centers for $149.5 million. In addition, we sold an additional surplus facility during the second quarter of fiscal 2019 and received aggregate proceeds of approximately $13.7 million.

Net cash provided by financing activities was $2.16 billion for the 26-week period ended January 26, 2019. The net cash provided by financing activities was primarily due to borrowings on our amended and restated revolving credit facility of $2.70 billion and borrowings on long-term debt of $1.91 billion partially offset by gross repayments on our amended and restated revolving credit facility of $1.67 billion and long-term debt and capital lease obligations of $713.4 million. Net cash provided by financing activities was $31.0 million for the 26-week period ended January 27, 2018, primarily due to borrowings on our amended and restated

revolving credit facility of $311.1 million partially offset by repayments on our amended and restated revolving credit facility and long-term debt of $247.6 million and $6.1 million.

Other

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company has not purchased any shares of the Company’s common stock in fiscal 2019 year-to-date.

The Company no longer intends to indefinitely reinvest accumulated earnings in the Company’s Canada operations. Accordingly, the Company has recorded the tax impacts of this treatment (a tax benefit of $0.8 million due to the foreign exchange loss on previously taxed income) in the 26-week period ended January 26, 2019.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
We have outstanding guarantees and are contingently liable under other contractual arrangements. See Note 17. “Commitments, Contingencies and Off-Balance Sheet Arrangements” under the caption “Guarantees and Contingent Liabilities” in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
We are a party to various legal proceedings arising from the normal course of business as described in Note 17. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.
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
Based on the assessment of the most recent information available from the multiemployer plans, we believe that most of the plans to which we contribute are underfunded. We are only one of a number of employers contributing to these plans and the underfunding is not a direct obligation or liability to us. Our contributions can fluctuate from year to year due to facility or store closures and reductions in headcount. Annually, we expect to contribute approximately $40 to $50 million related to continuing and discontinued operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions, exclusive of multiemployer pension plan withdrawal obligations. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger one or more partial or complete withdrawals that would require us to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP.
Refer to Note 16. “Benefit Plans” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding these plans.

Contractual Obligations
The following table represents our significant contractual obligations as of January 26, 2019:

	Payments Due Per Period
(in millions)	Total	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$3,185	$13	$128	$53	$1,290	$1,701
Interest on long-term debt (4)	1,060	100	174	342	300	144
Operating leases(5)	1,587	82	158	257	204	886
Capital leases(6)	237	26	43	66	50	52
Purchase obligations(7)	324	152	110	54	6	2
Deferred compensation	31	25	1	2	1	2
Multiemployer plan withdrawal liability	72	1	1	3	5	62
Self-insurance liabilities(8)	92	21	24	25	10	12
Total contractual obligations	$6,588	$420	$639	$802	$1,866	$2,861

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations. Pension and postretirement benefit obligations were $222.2 million as of January 26, 2019. We expect to contribute approximately $5.0 million to $10.0 million to pension and postretirement benefit plans during fiscal 2019.

(2)
Unrecognized tax benefits, which totaled $40.9 million as of January 26, 2019, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any cash prepayments that may be required under the provisions of the Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of January 26, 2019.

(4)
Amounts include contractual interest payments (net of our interest rate swap payments) using the face value and interest rate as of January 26, 2019 applicable to our variable interest debt instruments (including the Term Loan Facility and ABL Credit Facility) and other fixed rate debt instruments. As of January 26, 2019, the face value of our variable interest debt instruments with a variable rate equal to one-month LIBOR plus an applicable margin was $3,120.5 million. As of January 26, 2019, the face value of our variable interest debt instruments with a variable rate equal to the prime rate plus an applicable margin was $24.5 million.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $121.7 million total, $15.6 million, $27.3 million, $40.3 million, $19.8 million, and $18.7 million, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $24.2 million total, $3.3 million, $5.4 million, $8.0 million, $3.9 million, and $3.6 million, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of January 26, 2019, future purchase obligations existed that primarily related to fixed asset, information technology and inventory purchase commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
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

Inventories are valued at the lower of cost or net realizable value. For historical United Natural Foods, Inc. inventory prior to the acquisition of Supervalu, cost was determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last-in, first-out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, the Company completed its evaluation of its combined inventory accounting policies and changed its method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. The Company concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of the Company’s operations with those of similar companies in its peer group. As a result of the change to the LIFO method, Inventories were reduced by $3.3 million as of January 26, 2019, which resulted in increases to Cost of sales and Loss from continuing operations before income taxes of the same amount in the Condensed Consolidated Statement of Income for the 13- and 26-week periods ended January 26, 2019. The change to the LIFO method, combined with a higher inflation assumption for the combined business, is expected to result in additional non-cash expense of approximately $10-$15 million in fiscal 2019.
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

The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 16. “Benefit Plans” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension and postretirement healthcare liabilities and expenses.

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

For fiscal 2019, each 25 basis point reduction in the discount rate would decrease pension expense by approximately $3.5 million and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $5.6 million. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $3.2 million as of the end of the second quarter of fiscal 2019 and would increase service and interest cost by less than $0.1 million. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of the second quarter of fiscal 2019 by approximately $2.6 million and would decrease service and interest cost by less than $0.1 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 18. “Discontinued Operations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and price increases in diesel fuel. Except as described in Note 9. “Derivatives” and Note 14. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended July 28, 2018.

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

(b)                     Changes in internal controls.    On October 22, 2018, the Company completed its acquisition of SUPERVALU INC. (“Supervalu”). The Company is currently in process of integrating Supervalu’s internal controls over financial reporting. Except for the inclusion of Supervalu, there has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from the normal course of business as described in Note 17. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended October 27, 2018.

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

10.2
Employment Agreement, dated as of November 5, 2018, between the Company and Sean F. Griffin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).

10.3	Form of Second Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.4	Form of Second Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.5	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.6	Form of Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.7	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A filed on November 8, 2018).
10.8*
Second Amendment to Loan Agreement dated January 24, 2019, by and among United Natural Foods, Inc.,United Natural Foods West, Inc., UNFI Canada, Inc., the financial institutions that are parties thereto as lenders, Bank of America, N.A., Bank of America, N.A. (acting through its Canada branch) and the other parties thereto.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

UNITED NATURAL FOODS, INC.

/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated:  March 7, 2019