Form 10-Q
period 2019-04-27
UNITED NATURAL FOODS INC
filed 2019-06-05
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2019
or
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15723
UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

313 Iron Horse Way, Providence, RI	02908
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code: (401) 528-8634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01	UNFI	New York Stock Exchange

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

As of May 30, 2019 there were 52,704,476 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	April 27, 2019	July 28, 2018
ASSETS
Cash and cash equivalents	$37,861	$23,315
Accounts receivable, net	1,049,273	579,702
Inventories	2,214,950	1,135,775
Prepaid expenses and other current assets	185,498	50,122
Current assets of discontinued operations	147,521	—
Total current assets	3,635,103	1,788,914
Property and equipment, net	1,648,156	571,146
Goodwill	471,843	362,495
Intangible assets, net	1,071,898	193,209
Other assets	107,078	48,708
Long-term assets of discontinued operations	393,143	—
Total assets	$7,327,221	$2,964,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,472,250	$517,125
Accrued expenses and other current liabilities	227,356	103,526
Accrued compensation and benefits	152,757	66,132
Current portion of long-term debt and capital lease obligations	133,676	12,441
Current liabilities of discontinued operations	116,110	—
Total current liabilities	2,102,149	699,224
Long-term debt	2,943,992	308,836
Long-term capital lease obligations	122,936	31,487
Pension and other postretirement benefit obligations	208,816	—
Deferred income taxes	43,232	44,384
Other long-term liabilities	374,949	34,586
Long-term liabilities of discontinued operations	935	—
Total liabilities	5,797,009	1,118,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000 shares; issued none	—	—
Common stock, par value $0.01 per share, authorized 100,000 shares; 51,719 shares issued and 51,104 shares outstanding at April 27, 2019, 51,025 shares issued and 50,411 shares outstanding at July 28, 2018	517	510
Additional paid-in capital	502,733	483,623
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(43,385)	(14,179)
Retained earnings	1,096,582	1,400,232
Total United Natural Foods, Inc. stockholders’ equity	1,532,216	1,845,955
Noncontrolling interests	(2,004)	—
Total stockholders’ equity	1,530,212	1,845,955
Total liabilities and stockholders’ equity	$7,327,221	$2,964,472
See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Net sales	$5,962,620	$2,648,879	$14,979,982	$7,634,435
Cost of sales	5,174,070	2,240,792	13,017,318	6,487,610
Gross profit	788,550	408,087	1,962,664	1,146,825
Operating expenses	737,681	325,779	1,852,768	957,964
Goodwill and asset impairment (adjustment) charges	(38,250)	—	332,621	11,242
Restructuring, acquisition, and integration related expenses	19,438	151	134,567	151
Operating income (loss)	69,681	82,157	(357,292)	177,468
Other expense (income):
Net periodic benefit income, excluding service cost	(10,941)	—	(22,691)	—
Interest expense, net	54,917	4,347	121,149	12,060
Other, net	958	(24)	231	(1,305)
Total other expense, net	44,934	4,323	98,689	10,755
Income (loss) from continuing operations before income taxes	24,747	77,834	(455,981)	166,713
(Benefit) provision for income taxes	(8,027)	25,943	(104,091)	33,831
Net income (loss) from continuing operations	32,774	51,891	(351,890)	132,882
Income from discontinued operations, net of tax	24,370	—	47,847	—
Net income (loss) including noncontrolling interests	57,144	51,891	(304,043)	132,882
Less net (income) loss attributable to noncontrolling interests	(52)	—	116	—
Net income (loss) attributable to United Natural Foods, Inc.	$57,092	$51,891	$(303,927)	$132,882

Basic earnings per share:
Continuing operations	$0.64	$1.03	$(6.93)	$2.63
Discontinued operations	$0.48	$—	$0.95	$—
Basic income (loss) per share	$1.12	$1.03	$(5.99)	$2.63
Diluted earnings per share:
Continuing operations	$0.64	$1.02	$(6.93)	$2.61
Discontinued operations	$0.48	$—	$0.94	$—
Diluted income (loss) per share	$1.12	$1.02	$(5.99)	$2.61
Weighted average share outstanding:
Basic	50,846	50,424	50,748	50,563
Diluted	50,964	50,751	50,748	50,816

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Net income (loss) including noncontrolling interests	$57,144	$51,891	$(304,043)	$132,882
Other comprehensive (loss) income:
Recognition of interest rate swap cash flow hedges(1)	(16,196)	729	(26,898)	3,649
Foreign currency translation adjustments	(1,326)	(3,159)	(2,308)	(2,320)
Total other comprehensive (loss) income	(17,522)	(2,430)	(29,206)	1,329
Less comprehensive (income) loss attributable to noncontrolling interests	(52)	—	116	—
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$39,570	$49,461	$(333,133)	$134,211

(1)
Amounts are net of tax (benefit) expense of $(6.0) million and $0.3 million for the 13-week periods ended April 27, 2019 and April 28, 2018, respectively, and $(9.9) million and $1.6 million for the 39-week periods ended April 27, 2019 and April 28, 2018, respectively.

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 28, 2018	51,025	$510	615	$(24,231)	$483,623	$(14,179)	$1,400,232	$1,845,955	$—	$1,845,955
Cumulative effect of change in accounting principle							277	277		277
Restricted stock vestings and stock option exercises	408	4			(3,023)			(3,019)		(3,019)
Share-based compensation					14,511			14,511		14,511
Other/share-based compensation					403			403		403
Recognition of interest rate swap cash flow hedges, net of tax						(10,702)		(10,702)		(10,702)
Foreign currency translation						(982)		(982)		(982)
Acquisition of noncontrolling interests									(1,633)	(1,633)
Distributions to noncontrolling interests									(255)	(255)
Net loss							(361,019)	(361,019)	(168)	(361,187)
Balances at January 26, 2019	51,433	$514	615	$(24,231)	$495,514	$(25,863)	$1,039,490	$1,485,424	$(2,056)	$1,483,368
Restricted stock vestings and stock option exercises	26	—			(115)			(115)		(115)
Share-based compensation					4,316			4,316		4,316
Recognition of interest rate swap cash flow hedges, net of tax						(16,196)		(16,196)		(16,196)
Foreign currency translation						(1,326)		(1,326)		(1,326)
Proceeds from issuance of common stock, net	260	3			3,018			3,021		3,021
Net income							57,092	57,092	52	57,144
Balances at April 27, 2019	51,719	$517	615	$(24,231)	$502,733	$(43,385)	$1,096,582	$1,532,216	$(2,004)	$1,530,212

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 29, 2017	50,622	$506	—	$—	$460,011	$(13,963)	$1,235,367	$1,681,921
Cumulative effect of change in accounting principle					1,314		(805)	509
Restricted stock vestings and stock option exercises, net of tax	350	4			(4,160)			(4,156)
Share-based compensation					13,846			13,846
Repurchase of common stock			565	(22,237)				(22,237)
Other/share-based compensation					107			107
Recognition of interest rate swap cash flow hedges, net of tax						2,920		2,920
Foreign currency translation						839		839
Net income							80,991	80,991
Balances at January 27, 2018	50,972	$510	565	$(22,237)	$471,118	$(10,204)	$1,315,553	$1,754,740
Restricted stock vestings and stock option exercises, net of tax	34	—			236			236
Share-based compensation					7,866			7,866
Recognition of interest rate swap cash flow hedges, net of tax						729		729
Foreign currency translation						(3,159)		(3,159)
Net income							51,891	51,891
Balances at April 28, 2018	51,006	$510	565	$(22,237)	$479,220	$(12,634)	$1,367,444	$1,812,303

See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(In thousands)	April 27, 2019	April 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests	$(304,043)	$132,882
Income from discontinued operations, net of tax	47,847	—
Net (loss) income from continuing operations	(351,890)	132,882
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	169,780	65,982
Share-based compensation	18,827	21,712
(Gain) loss on disposition of assets	(1,147)	111
Gain associated with disposal of investments	—	(699)
Closed property and other restructuring charges	21,368	—
Goodwill and asset impairment charges	332,621	11,242
Net pension and other postretirement benefit income	(22,691)	—
Deferred income taxes	(65,552)	(21,866)
LIFO charge	13,686	—
Change in accounting estimate	—	(20,909)
Provision for doubtful accounts	12,486	8,805
Loss on debt extinguishment	2,562	—
Non-cash interest expense	6,375	594
Changes in operating assets and liabilities, net of acquired businesses	(130,051)	(229,130)
Net cash provided by (used in) operating activities of continuing operations	6,374	(31,276)
Net cash provided by operating activities of discontinued operations	70,816	—
Net cash provided by (used in) operating activities	77,190	(31,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(136,953)	(29,646)
Purchase of acquired businesses, net of cash acquired	(2,282,327)	(29)
Proceeds from dispositions of assets	169,274	47
Proceeds from disposal of investments	—	756
Long-term investment	(110)	(3,397)
Other	299	—
Net cash used in investing activities of continuing operations	(2,249,817)	(32,269)
Net cash provided by investing activities of discontinued operations	50,065	—
Net cash used in investing activities	(2,199,752)	(32,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	1,912,178	—
Proceeds from borrowings under revolving credit line	3,313,014	500,061
Proceeds from issuance of other loans	22,719	—
Repayments of borrowings under revolving credit line	(2,306,104)	(394,671)
Repayments of long-term debt and capital lease obligations	(736,949)	(9,043)
Repurchase of common stock	—	(22,237)
Proceeds from the issuance of common stock and exercise of stock options	1,589	602
Payment of employee restricted stock tax withholdings	(3,253)	(4,522)
Payments for capitalized debt issuance costs	(62,587)	—
Net cash provided by financing activities of continuing operations	2,140,607	70,190
Net cash used in financing activities of discontinued operations	(254)	—
Net cash provided by financing activities	2,140,353	70,190
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(226)	(301)
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,565	6,344
Cash and cash equivalents, at beginning of period	23,315	15,414
Cash and cash equivalents, at end of period	40,880	21,758
Less: cash and cash equivalents of discontinued operations	(3,019)	—
Cash and cash equivalents of continuing operations	$37,861	$21,758
Supplemental disclosures of cash flow information:
Cash paid for interest	$115,378	$12,368
Cash paid for federal and state income taxes, net of refunds	$71,643	$45,021
 See Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 27, 2019 (unaudited)

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

Fiscal Year

Our fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2019 and 2018 relate to the 13-week fiscal quarters ended April 27, 2019 and April 28, 2018, respectively. References to fiscal 2019 and 2018 year-to-date relate to the 39-week fiscal periods ended April 27, 2019 and April 28, 2018, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Unless otherwise indicated, references to the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets in the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 19. “Discontinued Operations” for additional information, including accounting policies, about our discontinued operations.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2018 (the “Annual Report”). Except as described below, there were no material changes in significant accounting policies from those described in the Company’s Annual Report.

Net sales consist primarily of sales of natural, organic, specialty, and conventional grocery and non-food products to retailers, adjusted for customer volume discounts, returns, and allowances, and professional services revenue. Net sales also include amounts charged by the Company to customers for shipping and handling and fuel surcharges. The Company recognizes freight revenue related to transportation of its products when control of the product is transferred, which is typically upon delivery. The principal components of cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move product between, the Company’s distribution facilities, offset by consideration received from suppliers in connection with the purchase, transportation, or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by the Company’s manufacturing subsidiary, United Natural Trading, LLC, which does business as Woodstock Farms Manufacturing, for inbound transportation costs. Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. Other expense (income), net includes interest on outstanding indebtedness, including direct financing and capital lease obligations, net periodic benefit plan income, excluding service costs, interest income and miscellaneous income and expenses.

As noted above, the Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales, whereas shipping and handling costs for receiving, selecting, quality assurance, and outbound transportation are recorded in operating expenses. Outbound shipping and handling costs, including allocated employee benefit expenses that are recorded in Operating expenses, totaled $370.8 million and $148.4 million for the third quarter of fiscal 2019 and 2018, respectively. Outbound shipping and handling costs, including allocated employee benefit expenses, totaled $908.2 million and $432.8 million for the first 39 weeks of fiscal 2019 and 2018, respectively.

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 19. “Discontinued Operations” for additional information.

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

Benefit Plans

The Company recognizes the funded status of its company-sponsored defined benefit plans, which it acquired in the first quarter of fiscal 2019 through the acquisition of Supervalu, in the Condensed Consolidated Balance Sheets and gains or losses and prior service costs or credits not yet recognized as a component of Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets. The Company sponsors pension and other postretirement plans in various forms covering employees who meet eligibility requirements. The determination of the Company’s obligation and related income or expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in healthcare and compensation costs. These assumptions are disclosed in Note 17. “Benefit Plans”. Actual results that differ from the assumptions are accumulated and amortized over future periods.

The Company contributes to various multiemployer pension plans under collective bargaining agreements, primarily defined benefit pension plans. Pension expense for these plans is recognized as contributions are funded. See Note 17. “Benefit Plans” for additional information on participation in multiemployer plans.

The Company also contributes to 401(k) retirement savings plans for its employees.

Change in Accounting Estimate

As a result of growth in net sales and inventory for the 13 and 39-week periods ended April 28, 2018, and the changes in processing and the resulting increase in the Company’s estimate of its accrual for inventory purchases the Company initiated a review of its vendor invoicing processes and undertook a review of its estimate of its accrual for inventory purchases. In the third quarter of fiscal 2018, the Company finalized its analysis and review of its accrual for inventory purchases, including a historical data analysis of unmatched and partially matched amounts that were aged greater than twelve months and the ultimate resolution of such aged accruals. Based on its analysis, the Company determined that it could reasonably estimate the outcome of its partially matched vendor invoices upon receipt of such invoice rather than when the amount was aged greater than twelve months and a liability was no longer considered probable. As a result of this change in estimate, accounts payable was reduced by $20.9 million, resulting in an increase to net income of $13.9 million, or $0.27 per diluted share, for both the 13 and 39-weeks ended April 28, 2018.

Change in Inventory Accounting Policy

Inventories are valued at the lower of cost or net realizable value. For historical United Natural Foods, Inc. inventory prior to the acquisition of Supervalu, cost was determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last-in, first-out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, the Company completed its evaluation of its combined inventory accounting policies and changed its method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. The Company concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of the Company’s operations with those of similar companies in its peer group. As a result of the change to the LIFO method, certain Company inventories, excluding Supervalu inventories, were reduced by $4.1 million and $7.3 million for the 13- and 39-week periods ended April 27, 2019, respectively, which resulted in increases to Cost of sales and Loss from continuing operations before income taxes of the same amount in the Condensed Consolidated Statement of Income for the 13- and 39-week periods ended April 27, 2019. This resulted in a decrease to net income from continuing operations of $3.2 million, or $0.06 per diluted share, for the 13-week period ended April 27, 2019 and an increase to net loss from continuing operations of $4.8 million, or $0.09 per diluted share, for the 39-week period ended April 27, 2019. The Company has not retrospectively adjusted amounts prior to fiscal 2019 in its Condensed Consolidated Balance Sheets or Statement of Income, as applying the change in accounting policy prior to fiscal 2019 is not practicable due to data limitations of inventory costs in prior periods.
Change in Book Overdraft Accounting Policy

In the first quarter of fiscal 2019, the Company changed its accounting policy for reporting book overdrafts in the Condensed Consolidated Statements of Cash Flows. Amounts previously reported as increase in bank overdrafts on the Condensed Consolidated Statements of Cash Flows represent outstanding checks issued but not yet presented to financial institutions for disbursement in excess of positive balances held at financial institutions, and as such represent book overdrafts. Book overdrafts are included within the Accounts payable balance in the Condensed Consolidated Balance Sheets. The change in these book overdraft amounts were previously reported as financing activities cash flows on the Condensed Consolidated Statements of Cash Flows, on a line item titled Increase in bank overdrafts. The Company has elected a preferable accounting policy presentation for classifying the change in book overdrafts from financing activities to operating activities, which resulted in the reclassification of prior period amounts to conform to the current period presentation. The Company concluded that operating activity classification is preferable, as book overdrafts do not result in financial institution borrowing or repayment activity at the end of respective reporting periods and the presentation presents a more accurate disclosure of its cash generation and consumption activities. The reclassification resulted in a decrease to cash used in operating activities of $23.9 million and a corresponding decrease in cash provided by financing activities for the 39-week period ended April 28, 2018. The reclassification had no effect on previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Condensed Consolidated Statements of Stockholders’ Equity.

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

•
the reclassification of residual financing obligations associated with build-to-suit properties for which the Company is not obligated to fund unless it is obligated under a future extension of a lease agreement from the Long-term capital lease obligations to Other long-term liabilities.

Reclassifications of prior year amounts within the Condensed Consolidated Statements of Income include:

•
the reclassification of goodwill and asset impairment charges from a line item previously titled Restructuring and asset impairment charges to a new line item titled Goodwill and asset impairment (adjustment) charges; and

•	the combination of Interest expense and Interest income to present within Interest expense, net.

Within the Condensed Consolidated Statements of Cash Flows, prior year amounts for asset impairment charges have been reclassified within operating activities in a line item titled Goodwill and asset impairment charges. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.

2.                                      RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how benefit plan costs for defined benefit pension and other postretirement benefit plans are presented in the statement of operations. The Company adopted this guidance in the first quarter of fiscal 2019, and it presents non-service cost components of net periodic benefit income, as disclosed in Note 17. “Benefit Plans”, in an other income and expense line titled “Net periodic benefit income, excluding service cost” in the Condensed Consolidated Statements of Income. The service cost components are recorded within Operating expenses. The adoption of this standard did not have an impact on the Company’s prior period Condensed Consolidated Statements of Income, as all benefit plan costs for defined benefit pension and other postretirement benefit plans incurred are attributable to the Supervalu business, which was acquired in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the presentation of restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. This ASU is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, with retrospective application required. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU had no impact to the Condensed Consolidated Statement of Cash Flows for the 39-week period ended April 28, 2018 or April 27, 2019, as the Company did not have restricted cash in its beginning or ended amounts for those periods.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight specific issues are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Businesses Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash and Application of the Predominance Principle. This ASU is effective for public companies with interim periods and fiscal years beginning after December 15, 2017. The Company adopted this standard in the first quarter of fiscal 2019, with no impact to its Condensed Consolidated Statements of Cash Flows.

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

The effect of adopting this change resulted in an increase to Retained earnings of $0.3 million, which was recorded in the first quarter of fiscal 2019. This change did not materially impact our Condensed Consolidated Statements of Income for the third quarter of fiscal 2019 or the 39-week period ended April 27, 2019. Refer to Note 3. “Revenue Recognition” for further discussion of our adoption of the new standard.

Recently Issued Accounting Pronouncements

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities are effective for the Company in the first quarter of fiscal 2020. The remaining amendments within ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has been updated by subsequent amending ASUs (collectively “ASC 842”), and provides new comprehensive lease accounting guidance that supersedes existing lease guidance. The objective of ASC 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, ASC 842 expands the disclosure requirements of lease arrangements. ASC 842 will require the Company to recognize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases, which the Company believes will result in a significant impact to its consolidated balance sheets. The Company expects to use the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company currently expects to elect the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. ASC 842 is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of fiscal 2020, with early adoption permitted. The Company expects to adopt this standard in the first quarter of fiscal 2020 and continues its assessment of the impacts of ASC 842 on the Company’s consolidated financial statements and any necessary changes to our accounting policies, processes and controls, and systems. The Company expects that ASC 842 will have a material effect on its financial statements. The Company currently believes the most significant effects will relate to (1) the recognition of new right-of-use assets and lease liabilities on the balance sheet for existing operating leases, and (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions that do not qualify for sale accounting, including build-to-suit arrangements for which construction is complete and the Company is leasing the constructed asset. Information about the amounts and timing of our undiscounted future operating lease payments can be found in Note 16. “Leases”.

3.                                      REVENUE RECOGNITION
Revenue Recognition Accounting Policy
The Company recognizes revenue in an amount that reflects the consideration that is expected to be received for goods or services when its performance obligations are satisfied by transferring control of those promised goods or services to its customers. ASC 606 defines a five-step process to recognize revenue that requires judgment and estimates, including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when or as the performance obligation is satisfied. This footnote addresses the Company’s revenue recognition policies for its continuing operations only; refer to Note 19. “Discontinued Operations” for additional information about our revenue recognition policies of discontinued operations.
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

	Net Sales for the 13-Week Period Ended
(in millions)	April 27, 2019
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$1,102	$—	$—	$1,102
Independents	829	—	—	829
Supermarkets	3,675	—	—	3,675
Other	338	63	(44)	357
Total	$5,944	$63	$(44)	$5,963

	Net Sales for the 13-Week Period Ended
(in millions)	April 28, 2018 (1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$992	$—	$—	$992
Independents	689	—	—	689
Supermarkets	706	—	—	706
Other	246	62	(46)	262
Total	$2,633	$62	$(46)	$2,649

	Net Sales for the 39-Week Period Ended
(in millions)	April 27, 2019 (2)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$3,229	$—	$—	$3,229
Independents	2,331	—	—	2,331
Supermarkets	8,482	—	—	8,482
Other	889	169	(120)	938
Total	$14,931	$169	$(120)	$14,980

	Net Sales for the 39-Week Period Ended
(in millions)	April 28, 2018 (1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$2,776	$—	$—	$2,776
Independents	1,998	—	—	1,998
Supermarkets	2,118	—	—	2,118
Other	700	175	(133)	742
Total	$7,592	$175	$(133)	$7,634

(1)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the third quarter of fiscal 2018 decreased approximately $12 million and $13 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the third quarter of fiscal 2018 increased approximately $25 million compared to the previously reported amounts. In addition, net sales to our supermarkets channel and to our other channel for the 39-week period ended April 28, 2018 decreased approximately $32 million and $45 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the 39-week period ended April 28, 2018 increased approximately $77 million compared to the previously reported amounts.

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
Accounts and notes receivable are as follows:

(in thousands)	April 27, 2019	July 28, 2018
Customer accounts receivable	$1,045,690	$595,698
Allowance for uncollectible receivables	(13,972)	(15,996)
Other receivables, net	17,555	—
Accounts receivable, net	$1,049,273	$579,702

Customer notes receivable, included within Prepaid expenses and other current assets	$13,118	$—
Long-term notes receivable, included within Other assets	$35,388	$—

4.                                      ACQUISITIONS

Supervalu Acquisition

On July 25, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire all of the outstanding equity securities of Supervalu, which was then the largest publicly traded food wholesaler in the United States. The acquisition of Supervalu diversifies the Company’s customer base, enables cross-selling opportunities, expands market reach and scale, enhances technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth. The merger was completed on October 22, 2018 (the “Closing Date”). At the effective time of the acquisition, each share of Supervalu common stock, par value $0.01 per share, issued and outstanding, was canceled and converted into the right to receive a cash payment equal to $32.50 per share, without interest. Total consideration related to this acquisition was approximately $2.3 billion, $1.3 billion of which was paid in cash to Supervalu shareholders and $1.0 billion of which was used to satisfy Supervalu’s outstanding debt obligations.

The assets and liabilities of Supervalu were recorded in the Company’s consolidated financial statements on a provisional basis at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Refer to Note 19. “Discontinued Operations” for more information.

The following table summarizes the consideration paid, preliminary fair values of the Supervalu assets acquired and liabilities assumed, and the resulting preliminary goodwill. Due to the recent closing of the transaction, management’s ongoing assessment of the fair values of acquired assets and assumed liabilities, and its further review of certain disposal components being classified as held for sale, as of April 27, 2019, the purchase price allocation was preliminary and will be finalized when valuations and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations, and such changes may result in increases or decreases to the goodwill impairment charge recorded in fiscal 2019 year-to-date due to changes in the opening balance sheet value of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired, and liabilities assumed.

	As of October 22, 2018
(in thousands)	Preliminary as of October 27, 2018	Preliminary as of April 27, 2019
Cash and cash equivalents	$25,102	$25,102
Accounts receivable	557,680	543,570
Inventories	1,162,360	1,162,175
Prepaid expenses and other current assets	66,440	69,850
Current assets of discontinued operations(1)	196,615	204,917
Property, plant and equipment	1,148,001	1,209,486
Goodwill	347,485	444,572
Intangible assets(2)	1,077,541	923,099
Other assets(2)	109,445	77,266
Long-term assets of discontinued operations(1)	404,301	439,235
Accounts payable	(967,429)	(973,394)
Other current liabilities	(282,692)	(327,619)
Current portion of long term debt and capital lease obligations	(579,677)	(579,566)
Current liabilities of discontinued operations(1)	(150,611)	(150,690)
Long-term debt and capital lease obligations(3)	(179,262)	(137,644)
Pension and other postretirement benefit obligations	(234,324)	(234,324)
Deferred income taxes	(177,231)	(74,254)
Other long-term liabilities(3)	(200,913)	(299,598)
Long-term liabilities of discontinued operations(1)	(1,401)	(753)
Total fair value of net assets acquired	2,321,430	2,321,430
Plus: noncontrolling interests	1,633	1,633
Less: cash and cash equivalents(4)	(30,596)	(30,596)
Less: assumed equity award liabilities	(18,638)	(18,638)
Plus: cash paid for equity awards	—	8,498
Total consideration paid in cash	2,273,829	2,282,327
Plus: unpaid assumed equity award liabilities(5)	18,638	9,914
Total consideration	$2,292,467	$2,292,241

(1)	Refer to Note 19. “Discontinued Operations” for additional information regarding the carrying value of discontinued operations within the Condensed Consolidated Balance Sheets.

(2)	During the second quarter of fiscal 2019, the Company reclassified favorable operating lease intangible assets of $23.7 million from Other assets to Intangible assets within this table.

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

(4)	Includes cash and cash equivalents acquired attributable to continuing operations and discontinued operations.

(5)
Includes equity consideration for share-based awards that have not yet been paid, which reflects non-cash consideration for the third quarter of fiscal 2019 that will become cash consideration in subsequent periods.

Preliminary goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and Supervalu that could not be individually identified and separately recognized. The Company is currently evaluating the tax deductibility of the provisional goodwill amount, however it currently expects a substantial portion of its goodwill to be deductible for income tax purposes. Based on the preliminary valuation, goodwill resulting from the acquisition was primarily attributed to the Company’s wholesale segment, which is presented in Goodwill in the table above. No goodwill was attributed to the retail reporting unit within discontinued operations. Refer to Note 7. “Goodwill and Intangible Assets” for additional information regarding the assignment of goodwill to the Company’s reporting units.

During the second and third quarters of fiscal 2019, the Company updated its preliminary fair value estimates of its net assets primarily due to a review of the cash flows used to measure fair value of intangible assets, updated estimates of expected fair value, less costs to sell, of its retail disposal groups based on indications of value, and updates to estimated carrying values of other assets and liabilities based on an ongoing review of their fair values.

The following table summarizes the identifiable intangible assets and liabilities recorded based on provisional valuations. The identifiable intangible assets are expected to be amortized on a straight-line basis over the estimated useful lives indicated. The preliminary fair value of identifiable intangible assets acquired was determined using income approaches. Significant assumptions utilized in the income approach were based on Company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

		As of October 22, 2018
(in thousands)	Estimated Useful Life	Continuing Operations	Discontinued Operations
Customer relationship assets	11–19 years	$815,000	$—
Favorable operating leases	3–25 years	33,099	—
Tradenames	2-9 years	66,000	17,000
Pharmacy prescription files	5–7 years	—	41,100
Non-compete agreement	2 years	9,000	—
Unfavorable operating leases	2 years	(11,199)	—
Total		$911,900	$58,100
In addition to the acquisition of assets and assumption of liabilities above, the Company also began a restructuring plan which resulted in additional expenses recorded in its Condensed Consolidated Statements of Income for the 13-week period and 39-week period ended April 27, 2019. Refer to Note 5. “Restructuring, Acquisition, and Integration Related Expenses” and Note 14. “Share-Based Awards” for further information.

The accompanying Condensed Consolidated Statements of Income include the results of operations of Supervalu since the October 22, 2018 acquisition date through April 27, 2019, which consisted of net sales from continuing operations of $6.94 billion, of which $3.24 billion was recorded in the 13-week period ended April 27, 2019. Supervalu’s net sales from discontinued operations for this time period are reported in Note 19. “Discontinued Operations”.

The following table presents unaudited supplemental pro forma consolidated Net sales and Net income (loss) from continuing operations based on UNFI’s historical reporting periods as if the acquisition of Supervalu had occurred as of July 30, 2017:

	13-Week Period Ended	39-Week Period Ended
(in thousands, except per share data)	April 28, 2018(1)	April 27, 2019(2)	April 28, 2018(2)
Net sales	$6,067,869	$18,096,796	$18,125,148
Net income (loss) from continuing operations	$73,853	$(303,364)	$42,855
Basic net income (loss) from continuing operations per share	$1.46	$(5.98)	$0.85
Diluted net income (loss) from continuing operations per share	$1.46	$(5.98)	$0.84

(1)	Includes 13 weeks of pro forma Supervalu results for the period ended April 28, 2018.

(2)	Includes 12 weeks of pro forma Supervalu results for the period ended September 8, 2018.

(3)
Includes 39 weeks of pro forma Supervalu results for the period ended April 28, 2018 and an additional 19 weeks of pro forma Associated Grocers of Florida, Inc. results, which was acquired by Supervalu on December 8, 2017.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

5.                                      RESTRUCTURING, ACQUISITION, AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition, and integration related expenses incurred were as follows:

	13-Week Period Ended	39-Week Period Ended
(in thousands)	April 27, 2019	April 27, 2019
2019 SUPERVALU INC. restructuring expenses	$12,257	$66,423
Acquisition and integration costs	6,084	47,500
Closed property charges	1,097	20,644
Total	$19,438	$134,567

Closed Property Reserves

Changes in reserves for closed properties, included additions noted above, consisted of the following:

(in thousands)	April 27, 2019 (39 weeks)
Reserves for closed properties at beginning of the fiscal year	$—
Acquired liabilities	34,426
Additions, accretion and changes in estimates	17,861
Payments	(8,021)
Reserves for closed properties at the end of the fiscal period	$44,266

Reserves for closed property are included in the Condensed Consolidated Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities. Closed property charges recorded in fiscal 2019 year-to-date primarily relate to 17 retail stores, including certain Shop ‘n Save and Shop ‘n Save East branded stores, and are net of estimated sublease assumptions.

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

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	Total
Balances at July 28, 2018	$—	$2,219	$2,219
Restructuring program charge(1)	66,423	—	66,423
Acquired restructuring liability	6,193	—	6,193
Cash payments	(58,005)	(2,219)	(60,224)
Balances at April 27, 2019	$14,611	$—	$14,611

Cumulative program charges incurred from inception to date	$66,423	$2,219	$68,642

(1)	Includes $40.0 million of charges related to change-in-control expense to satisfy outstanding equity awards and severance related costs.

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

The Company expects to incur approximately $2 million of additional restructuring expense for the remainder of fiscal 2019. The estimate of additional restructuring expense does not include costs and charges that may be incurred related to the divestiture of retail operations, which may be material, including multiemployer plan charges, severance costs, store closure charges, and related costs. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, the Company is unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

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

6.                                      EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		39-Week Period Ended
(in thousands, except per share data)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Basic weighted average shares outstanding	50,846	50,424	50,748	50,563
Net effect of dilutive stock awards based upon the treasury stock method	118	327	—	253
Diluted weighted average shares outstanding	50,964	50,751	50,748	50,816

Basic per share data:
Continuing operations	$0.64	$1.03	$(6.93)	$2.63
Discontinued operations	$0.48	$—	$0.95	$—
Basic income (loss) per share	$1.12	$1.03	$(5.99)	$2.63
Diluted per share data:
Continuing operations	$0.64	$1.02	$(6.93)	$2.61
Discontinued operations(1)	$0.48	$—	$0.94	$—
Diluted income (loss) per share	$1.12	$1.02	$(5.99)	$2.61

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	5,176	85	2,723	96

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards, of approximately 275 thousand shares for the 39-week period ended April 27, 2019.

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

In conjunction with the acquisition of Supervalu, goodwill resulting from the acquisition was assigned to the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit, as both of these reporting units are expected to benefit from the synergies of the business combination. The assignment was based on the relative synergistic value estimated as of the acquisition date. This systematic approach utilized the relative cash flow contributions and value created from the acquisition to each reporting unit on a stand-alone basis. As of the acquisition date, approximately $112 million was attributed to the legacy Company Wholesale reporting unit, which is preliminary and subject to the final determinations of the fair value of net assets acquired and a proportionate assignment adjustment between the Supervalu Wholesale reporting unit and the legacy Company reporting unit.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its Supervalu Wholesale reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill as of the acquisition date. As a result, the Company recorded a goodwill impairment charge of $332.6 million for fiscal 2019 year-to-date, which reflects the preliminary goodwill impairment charge of $370.9 million and an adjustment to the charge of $38.3 million recorded in the second and third quarters of fiscal 2019, respectively. The goodwill impairment charge adjustment recorded in the third quarter of fiscal 2019 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Supervalu acquisition. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Income. The goodwill impairment charge reflects all of Supervalu Wholesale’s reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charge recorded in fiscal 2019 year-to-date is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 4. “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill estimated as of the acquisition date.

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of July 28, 2018	$352,342	(1)	$10,153	(2)	$362,495
Preliminary goodwill from current fiscal year business combinations	444,572		—		444,572
Impairment charge	(332,602)		—		(332,602)
Other adjustments	(1,952)		—		(1,952)
Change in foreign exchange rates	(670)		—		(670)
Goodwill as of April 27, 2019	$461,690	(1)	$10,153	(2)	$471,843

(1)	Amounts are net of accumulated goodwill impairment charges of $0.0 million and $332.6 million as of July 28, 2018 and April 27, 2019, respectively.

(2)	Amounts are net of accumulated goodwill impairment charges of $9.3 million as of both July 28, 2018 and April 27, 2019.

Identifiable intangible assets consisted of the following:

	April 27, 2019			July 28, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,011,880	$93,104	$918,776	$197,246	$61,543	$135,703
Non-compete agreements	11,900	3,229	8,671	2,900	1,914	986
Operating lease intangibles	33,099	905	32,194	—	—	—
Trademarks and tradenames	67,700	11,255	56,445	1,700	981	719
Total amortizing intangible assets	1,124,579	108,493	1,016,086	201,846	64,438	137,408
Indefinite lived intangible assets:
Trademarks and tradenames	55,812	—	55,812	55,801	—	55,801
Intangible assets, net	$1,180,391	$108,493	$1,071,898	$257,647	$64,438	$193,209
Amortization expense was $19.5 million and $3.7 million for the 13-week periods ended April 27, 2019 and April 28, 2018, respectively, and $44.1 million and $11.2 million for the 39-week periods ended April 27, 2019 and April 28, 2018, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of April 27, 2019 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2019	$24,170
2020	84,313
2021	70,739
2022	66,880
2023	67,092
2024 and thereafter	702,892
$1,016,086

8.                                      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value for financial assets and liabilities under the fair value hierarchy that are measured on a recurring basis:

		Fair Value at April 27, 2019
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,826	$—
Mutual funds	Prepaid expenses and other current assets	$34	$—	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$1,143	$—
Mutual funds	Other assets	$1,809	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$4,820	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$27,657	$—

		Fair Value at July 28, 2018
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$1,459	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$5,860	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of April 27, 2019, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $72.5 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $76.1 million. Refer to Note 9. “Derivatives” for further information on interest rate swap contracts.

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

	April 27, 2019		July 28, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable, including current portion	$48,506	$47,326	$—	$—
Liabilities:
Long-term debt, including current portion and original issue discount, excluding debt issuance costs	$3,108,881	$2,930,352	$320,000	$320,000

9.                                      DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at April 27, 2019. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 8. “Fair Value Measurements of Financial Instruments” for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of April 27, 2019, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
June 9, 2019(1)	50.0	0.8725%	One-Month LIBOR	Monthly
April 29, 2021(1)	25.0	1.0650%	One-Month LIBOR	Monthly
June 30, 2019(2)	50.0	0.7265%	One-Month LIBOR	Monthly
April 29, 2021(2)	25.0	0.9260%	One-Month LIBOR	Monthly
August 15, 2022(3)	63.0	1.7950%	One-Month LIBOR	Monthly
August 15, 2022(4)	42.0	1.7950%	One-Month LIBOR	Monthly
October 31, 2020(5)	100.0	2.8240%	One-Month LIBOR	Monthly
October 31, 2022(5)	100.0	2.8915%	One-Month LIBOR	Monthly
October 31, 2023(5)	100.0	2.9210%	One-Month LIBOR	Monthly
October 22, 2025(5)	50.0	2.9550%	One-Month LIBOR	Monthly
March 31, 2023(6)	150.0	2.8950%	One-Month LIBOR	Monthly
October 22, 2025(6)	50.0	2.9580%	One-Month LIBOR	Monthly
October 22, 2025(6)	50.0	2.9590%	One-Month LIBOR	Monthly
October 29, 2021(7)	100.0	2.8084%	One-Month LIBOR	Monthly
September 30, 2023(7)	50.0	2.8315%	One-Month LIBOR	Monthly
October 31, 2024(7)	100.0	2.8480%	One-Month LIBOR	Monthly
October 31, 2022(8)	50.0	2.4678%	One-Month LIBOR	Monthly
March 28, 2024(8)	100.0	2.4770%	One-Month LIBOR	Monthly
October 31, 2024(8)	100.0	2.5010%	One-Month LIBOR	Monthly
April 29, 2021(9)	50.0	2.5500%	One-Month LIBOR	Monthly
October 31, 2022(9)	50.0	2.5255%	One-Month LIBOR	Monthly
March 31, 2023(9)	50.0	2.5292%	One-Month LIBOR	Monthly
March 28, 2024(9)	100.0	2.5420%	One-Month LIBOR	Monthly
October 31, 2024(10)	50.0	2.5210%	One-Month LIBOR	Monthly
October 22, 2025(10)	50.0	2.5558%	One-Month LIBOR	Monthly
April 15, 2022(11)	100.0	2.3645%	One-Month LIBOR	Monthly
December 13, 2019(12)	100.0	2.4925%	One-Month LIBOR	Monthly
May 15, 2020(12)	100.0	2.4490%	One-Month LIBOR	Monthly
June 30, 2021(13)	100.0	2.5200%	One-Month LIBOR	Monthly
June 30, 2022(13)	100.0	2.2170%	One-Month LIBOR	Monthly
June 30, 2021(14)	—	2.2290%	One-Month LIBOR	Monthly
June 30, 2022(14)	—	2.1840%	One-Month LIBOR	Monthly
	$2,205.0

(1)
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

(2)
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

(4)
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

(6)
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

(11)
On March 18, 2019, the Company entered into a pay fixed and receive floating interest rate swap contract to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreement has an effective date of March 21, 2019 and expires in April 2022. The interest rate swap contract has an aggregate notional principal amount of $100 million and requires the Company to pay interest payments during the duration of the contract at a fixed annual rate of 2.3645%, while receiving interest for the same respective contract period at one-month LIBOR on the same aggregate notional principal amount.

(12)
On March 21, 2019, the Company entered into two pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of March 21, 2019 and expire at varied dates between December 2019 and May 2020. These interest rate swap contracts have an aggregate notional principal amount of $200 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.4490% and 2.4925%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(13)
On April 2, 2019, the Company entered into two pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of April 2, 2019 and expire at varied dates between June 2021 and June 2022. These interest rate swap contracts have an aggregate notional principal amount of $200 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.2170% and 2.2520%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

(14)
On April 2, 2019, the Company entered into two pay fixed receive floating interest rate swap contracts to effectively fix the underlying variability in expected interest payment cash outflows on its LIBOR based debt. The agreements have an effective date of June 10, 2019 and June 28, 2019 and expire at varied dates between June 2021 and June 2022. These interest rate swap contracts have an aggregate notional principal amount of $100 million and require the Company to pay interest payments during the duration of the respective contracts at fixed annual rates between 2.1840% and 2.2290%, while receiving interest for the same respective contract periods at one-month LIBOR on the same aggregate notional principal amounts.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Income for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
(In thousands)	Interest Expense, net	Interest Expense, net	Interest Expense, net	Interest Expense, net
Total amounts of expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$54,917	$4,347	$121,149	$12,060
Gain or (loss) on cash flow hedging relationships:
Gain or (loss) reclassified from comprehensive income into income	$15	$287	$458	$338
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$51	$—	$(15)	$—

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

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company did not purchase any shares of the Company’s common stock in the 39-week period ended April 27, 2019.

11.                                     COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) is reported in the Condensed Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders’ equity during the reporting period, other than those resulting from investments by and distributions to stockholders. Our comprehensive income is calculated as net earnings (loss) including noncontrolling interests, plus or minus adjustments for foreign currency translation, and changes in the fair value of cash flow hedges, net of tax, less comprehensive income attributable to noncontrolling interests.

Accumulated other comprehensive loss represents the cumulative balance of other comprehensive (loss) income, net of tax, as of the end of the reporting period and relates to foreign current translation adjustments, net of tax, and unrealized gains or losses on cash flow hedges, net of tax.

Changes in Accumulated other comprehensive loss by component for 39-week period ended April 27, 2019 are as follows:

(in thousands)	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 28, 2018, net of tax	$(19,053)	$4,874	$(14,179)
Other comprehensive loss before reclassifications	(2,308)	(26,545)	(28,853)
Amortization of cash flow hedge	—	(353)	(353)
Net current period Other comprehensive loss	(2,308)	(26,898)	(29,206)
Accumulated other comprehensive loss at April 27, 2019, net of tax	$(21,361)	$(22,024)	$(43,385)

Changes in Accumulated other comprehensive loss by component for 39-week period ended April 28, 2018 are as follows:

(in thousands)	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 27, 2017, net of tax	$(15,262)	$1,299	(13,963)
Other comprehensive (loss) income before reclassifications	(2,320)	3,918	1,598
Amortization of cash flow hedge	—	(269)	(269)
Net current period Other comprehensive (loss) income	(2,320)	3,649	1,329
Accumulated other comprehensive (loss) income at April 28, 2018, net of tax	$(17,582)	$4,948	$(12,634)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Income:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Income
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Swap agreements:
Reclassification of cash flow hedge	$15	$287	$458	$338	Interest expense, net
Income tax (benefit) expense	(5)	96	105	69	(Benefit) provision for income taxes
Total reclassifications, net of tax	$20	$191	$353	$269

12.                                      INCOME TAXES

Effective Tax Rate

Our effective income tax rate for continuing operations was (32.4)% compared to 33.3% on pre-tax income for the 13-week periods ended April 27, 2019 and April 28, 2018, respectively, and 22.8% and 20.3% for the 39-week periods ended April 27, 2019 and April 28, 2018, respectively. The decrease in the rate for the quarter was primarily driven by purchase accounting adjustments that impacted the goodwill impairment charge adjustment that was recorded in the quarter. The Company also realized the full benefit of the reduced federal income tax rate due to tax reform during the 39-week period ended April 27, 2019.
The total (benefit) provision for income taxes included in the Condensed Consolidated Statements of Income consisted of the following:

	13-Week Period Ended		39-Week Period Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Continuing operations	$(8,027)	$25,943	$(104,091)	$33,831
Discontinued operations	7,772	—	13,759	—
Total	$(255)	$25,943	$(90,332)	$33,831
Effects of the Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. Given the significance of the legislation, the Securities and Exchange Commission (“SEC”) staff issued SAB 118, which allowed registrants to record provisional or estimated amounts concerning TCJA impacts during a one year “measurement period” similar to that used when accounting for business combinations. The measurement period was deemed to end when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

As of the current quarterly period, the Company has closed the measurement period relating to the effects of TCJA. The final amounts the Company has reported may change further only in the event of return to provision adjustments.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

39-Week Period Ended
(in thousands)	April 27, 2019
Unrecognized tax benefits at beginning of period	$1,104
Unrecognized tax benefits assumed in a business combination	49,566
Decreases in unrecognized tax benefits due to statute expiration	(10,033)
Unrecognized tax benefits at end of period	$40,637

In addition, the Company has $14 million paid on deposit to various governmental agencies to cover the above liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the 13-week period ended April 27, 2019, total gross interest and penalties were $0.6 million. For the 39-week period ended April 27, 2019, total accrued interest and penalties was $15.1 million.

The Company is currently under examination in several taxing jurisdictions and remains subject to examination until the statute of limitations expires for the respective taxing jurisdiction or an agreement is reached between the taxing jurisdiction and the Company. As of April 27, 2019, the Company is no longer subject to federal income tax examinations for fiscal years before 2015 and in most states is no longer subject to state income tax examinations for fiscal years before 2008 and 2014 for Supervalu and United Natural Foods, Inc., respectively.

Based on the possibility of the closing of pending audits and appeals, or expiration of the statute of limitations, it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $1 million during the next 12 months.

Other

Under ASU 2016-09, the Company accounts for excess tax benefits or tax deficiencies related to share-based payments in its provision for income taxes as opposed to additional paid-in capital. The Company recognized $1.5 million of income tax expense related to excess tax deficiencies for share-based payments for the 39-week period ended April 27, 2019 and $0.9 million of income tax expense related to tax deficiencies for share-based payments for the 39-week period ended April 28, 2018.

13.         BUSINESS SEGMENTS

The Company has three operating segments: legacy Company Wholesale; Supervalu Wholesale and Canada Wholesale, aggregated under the Wholesale reportable segment. In addition, the Company’s Retail operating segment is a separate reportable segment, which is primarily comprised of discontinued operations activities. The legacy Company Wholesale, Supervalu Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, and conventional grocery and non-food products, and in the provision of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of “Other.” “Other” includes a former retail division, that engaged in the sale of natural foods and related products to the general public through retail storefronts on the east coast of the United States, a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company’s brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company’s customers. “Other” also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. The Company allocates certain corporate Supervalu capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within “Other.”  Non-operating expenses that are not allocated to the operating segments are under the caption of “Unallocated (Income)/Expenses.”

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended April 27, 2019:
Net sales(1)	$5,943,928	$62,503	$(43,811)	$—	$5,962,620
Goodwill and asset impairment (adjustment) charges	(38,250)	—	—	—	(38,250)
Restructuring, acquisition, and integration related expenses	—	19,438	—	—	19,438
Operating income (loss)	131,888	(60,024)	(2,183)	—	69,681
Total other expense, net	—	—	—	44,934	44,934
Income (loss) from continuing operations before income taxes	—	—	—	—	24,747
Depreciation and amortization	63,348	8,439	—	—	71,787
Capital expenditures	56,655	161	—	—	56,816
Total assets of continuing operations	6,403,512	423,663	(40,618)	—	6,786,557

13-Week Period Ended April 28, 2018:
Net sales	$2,633,024	$62,158	$(46,303)	$—	$2,648,879
Restructuring, acquisition, and integration related expenses	—	151	—	—	151
Operating income (loss)	86,633	(3,984)	(492)	—	82,157
Total other expense, net	—	—	—	4,323	4,323
Income (loss) from continuing operations before income taxes	—	—	—	—	77,834
Depreciation and amortization	21,261	472	—	—	21,733
Capital expenditures	13,694	417	—	—	14,111
Total assets of continuing operations	2,935,420	184,301	(40,875)	—	3,078,846

(1)
For the third quarter of fiscal 2019, the Company recorded $233.4 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
39-Week Period Ended April 27, 2019:
Net sales(1)	$14,931,170	$169,116	$(120,304)	$—	$14,979,982
Goodwill and asset impairment (adjustment) charges	332,621	—	—	—	332,621
Restructuring, acquisition, and integration related expenses	4	134,563	—	—	134,567
Operating income (loss)	(120,083)	(233,961)	(3,248)	—	(357,292)
Total other expense, net	—	—	—	98,689	98,689
Income (loss) from continuing operations before income taxes	—	—	—	—	(455,981)
Depreciation and amortization	149,201	20,579	—	—	169,780
Capital expenditures	136,065	888	—	—	136,953

39-Week Period Ended April 28, 2018:
Net sales	$7,592,352	$175,083	$(133,000)	$—	$7,634,435
Goodwill and asset impairment (adjustment) charges	67	11,175	—	—	11,242
Restructuring, acquisition, and integration related expenses	—	151	—	—	151
Operating income (loss)	200,530	(25,124)	2,062	—	177,468
Total other expense, net	—	—	—	10,755	10,755
Income (loss) from continuing operations before income taxes	—	—	—	—	166,713
Depreciation and amortization	64,237	1,745	—	—	65,982
Capital expenditures	27,297	2,349	—	—	29,646

(1)
For the 39-week period ended April 27, 2019, the Company recorded $520.4 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

14.                                     SHARE-BASED AWARDS

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

On October 22, 2018, the Company authorized for issuance and registered on a Registration Statement on Form S-8 filed with the SEC 5,000,000 shares of common stock for issuance in order to satisfy the Replacement Options and Replacement Awards. On March 28, 2019, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective on April 5, 2019. During the third quarter of fiscal 2019, the Company issued 259,866 shares of common stock at an average price of $12.06 per share for $3.1 million of cash, of which $1.6 million was received subsequent to the end of the third quarter. In addition, subsequent to the end of the third quarter of fiscal 2019, the Company issued approximately 1.6 million shares of common stock at an average market price of $12.27 per share for $19.3 million of cash. Proceeds from these issuances were used to fund settlement of Replacement Award obligations.

The Replacement Awards are liability classified awards as they may ultimately be settled in cash or shares at the discretion of the employee. The Replacement Awards liabilities are expensed over the service period based on the fixed value of $32.50 per share.

The Company recognized total share-based compensation expense of $9.3 million and $27.8 million during the third quarter and 39-week period ended April 27, 2019, respectively, which included share-based compensation expense of $4.8 million and $9.6 million, respectively, for Supervalu Replacement Options and Awards related to the post-combination period, beginning on the acquisition date through April 27, 2019. The total income tax benefit for share-based compensation, excluding change-in-control charges, was $2.5 million and $2.5 million for the third quarters of fiscal 2019 and fiscal 2018, respectively and $7.4 million and $6.8 million for the 39-week periods ended April 27, 2019 and April 28, 2018, respectively. Share-based compensation expense does not include $32.1 million of charges for the settlement of share-based awards recorded as part of Restructuring, acquisition, and integration related expenses, described in Note 5. “Restructuring, Acquisition, and Integration Related Expenses” of which $23.7 million relates to change-in-control payments. The Company recorded share-based compensation expense of $7.9 million and $21.7 million in the third quarter and 39-week period ended April 28, 2018, respectively.

Supervalu Replacement Awards generally vest in three equal installments or cliff-vest after three years from the date they were originally granted by Supervalu. The Company’s other time vesting awards are typically four equal annual installments for employees and two equal installments for non-employee directors with the first installment on the date of grant and the second installment on the six-month anniversary of the grant date. As of April 27, 2019, there was $60.9 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) of which $27.7 million relates to Supervalu Replacement Awards. Unrecognized compensation cost related to Replacement Options is de minimis. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

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

15.                                      LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at January 26, 2019	Maturity Year	April 27, 2019	July 28, 2018
Term Loan Facility	6.64%	2019-2025	$1,888,800	$—
ABL Credit Facility	4.07%	2023	1,217,100	—
Other secured loans	5.70%	2023	45,710	—
Former ABL Credit Facility			—	210,000
Former Term Loan Facility			—	110,000
Debt issuance costs, net			(57,608)	(1,164)
Original issue discount on debt			(42,729)	—
Long-term debt, including current portion			$3,051,273	$318,836
Less: current portion of long-term debt obligations			(107,281)	(10,000)
Long-term debt			$2,943,992	$308,836
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
The ABL Loan Agreement provides for an asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $125.0 million sublimit of availability for letters of credit of which there is a further $5.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility (the “Former ABL Credit Facility”), and $1,475.0 million of proceeds from the ABL Credit Facility were drawn on the Closing Date to finance the Supervalu acquisition and related transaction costs on the Closing Date.
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
Availability under the ABL Credit Facility is subject to a borrowing base (the “Borrowing Base”), which is based on 90% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the net orderly liquidation value of eligible inventory, plus 90% of eligible pharmacy receivables, plus certain pharmacy scripts availability of the Borrowers, after adjusting for customary reserves. The aggregate amount of the ABL Loans made and letters of credit issued under the ABL Credit Facility shall at no time exceed the lesser of the aggregate commitments under the ABL Credit Facility (currently $2,100.0 million or, if increased at the Borrowers’ option as described above, up to $2,700.0 million) or the Borrowing Base. To the extent that the Borrowers’ Borrowing Base declines, the availability under the ABL Credit Facility may decrease below $2,100.0 million.

As of April 27, 2019, the U.S. Borrowers’ Borrowing Base, net of $93.4 million of reserves, was $2,149.0 million, which exceeds the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of April 27, 2019, the Canadian Borrower’s Borrowing Base, net of $3.6 million of reserves, was $39.0 million, resulting in total Borrowing Base of $2,089.0 million supporting the ABL Loans. U.S. Borrowers’ had $1,217.1 million of ABL Loans and Canadian Borrower’s had no ABL Loans as of April 27, 2019, which are presented net of debt issuance costs of $13.5 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets. As of April 27, 2019, the Company had $80.6 million in letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $791.4 million as of April 27, 2019.
The borrowings of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. As of April 27, 2019, the applicable margin for base rate loans was 0.50%, and the initial applicable margin for LIBOR loans was 1.50%. The borrowings of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of April 27, 2019, the applicable margin for prime rate loans was 0.50%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.50%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the fiscal quarter ending on April 27, 2019, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were 25% or more of the aggregate commitments during the preceding Fiscal Quarter. As of April 27, 2019, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.
The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the third quarter of fiscal 2019.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding borrowings under the ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	April 27, 2019
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,276,895
Certain receivables included in Receivables and Current assets of discontinued operations	$917,296

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of April 27, 2019.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	April 27, 2019
Outstanding letters of credit	$80,606
Letter of credit fees	1.625%
Unused available credit	$791,352
Unused facility fees	0.25%

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
On August 22, 2018, the Company notified its lenders of its intention to prepay its borrowings outstanding under its Former Term Loan Facility on October 1, 2018. The Former Term Loan Facility was previously scheduled to terminate on the earlier of (a) August 14, 2022 and (b) the date that is ninety days prior to the termination date of the Former ABL Loan Agreement. On October 1, 2018, the Company prepaid the $110.0 million of borrowings outstanding under the Former Term Loan Agreement utilizing borrowings under its Former ABL Credit Facility and terminated the Former Term Loan Agreement. In connection with the prepayment, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $0.4 million, which was recorded as Other expense in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2019.
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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of April 27, 2019, there was $556.8 million of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

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
The borrowings under the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of (A) with respect to the Term B Tranche, 3.25% and (B), with respect to the 364-day Tranche, 1.00%, or (ii) a LIBOR rate and a margin of (A) with respect to the Term B Tranche, 4.25% and (B), with respect to the 364-day Tranche, 2.00%; provided that the LIBOR rate shall never be less than 0.0%.
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
In the third quarter of fiscal 2019, the Company made mandatory prepayments of $8.7 million and $5.5 million on the 364-day Tranche and Term B Tranche, respectively, with asset sale proceeds. In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs and a loss on unamortized original issue discount of $0.2 million and $0.1 million, respectively, which were recorded as Interest expense, net in the Condensed Consolidated Statements of Income for the third quarter of fiscal 2019.
As of April 27, 2019, the Company had borrowings of $1,794.5 million and $94.3 million under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $44.1 million and an original issue discount on debt of $42.2 million. As of April 27, 2019, $17 million and $94.3 million of the Term B Tranche and 364-day Tranche, respectively, was classified as current, excluding debt issuance costs and original issue discount on debt.

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

16.                                      LEASES
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
The Company leases certain of its distribution centers and leases most of its retail stores, and leases certain office facilities and equipment from third parties. Many of these leases include renewal options and, in certain instances, also include options to purchase. Rent expense, other operating lease expense and subtenant rentals all under operating leases included within Operating expenses, and subtenant rentals under operating leases with customers included within Net sales, consisted of the following:

	13-Week Period Ended		39-Week Period Ended
(in thousands)	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Minimum rent	56,278	22,186	$146,411	$64,180
Contingent rent	6	—	41	—
Rent expense(1)	56,284	22,186	146,452	64,180
Less subtenant rentals	(9,165)	(412)	(19,184)	(1,237)
Total net rent expense	$47,119	$21,774	$127,268	$62,943

(1)
Rent expense as presented here includes $11.6 million in the third quarter of fiscal 2019, and $24.3 million year-to-date in fiscal 2019, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases.

Future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and capital leases have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments. As of April 27, 2019, these lease obligations consisted of following amounts (in thousands):

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
Remaining fiscal 2019	$52,497	$15,049
2020	183,901	43,556
2021	160,734	35,259
2022	145,768	32,082
2023	124,538	28,895
Thereafter	1,021,406	74,433
Total future minimum obligations	$1,688,844	229,274
Less interest		(79,944)
Present value of net future minimum obligations		149,330
Less current capital lease obligations		(26,394)
Long-term capital lease obligations		$122,936
The Company leases certain property to third parties under operating, capital and direct financing leases, including assigned leases for which we have future minimum lease payment obligations that are included in the table above. Future minimum lease and subtenant rentals to be received under lease assignments and noncancellable operating and deferred financing income leases, under which the Company is the lessor, as of April 27, 2019, consisted of the following (in thousands):

	Lease Receipts
Fiscal Year	Operating Leases	Direct Financing Leases
Remaining fiscal 2019	$11,068	$161
2020	33,824	281
2021	27,097	—
2022	23,416	—
2023	15,887	—
Thereafter	32,173	—
Total minimum lease receipts	$143,465	$442

17.                                      BENEFIT PLANS
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
Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized in Net periodic benefit income, excluding service cost for defined benefit pension and other postretirement benefit plans consist of the following (in thousands):

	13-Week Period Ended April 27, 2019		39-Week Period Ended April 27, 2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$—	$55	$—	$114
Interest cost	24,004	478	49,855	993
Expected return on plan assets	(35,416)	(58)	(73,555)	(121)
Net periodic benefit (income) cost	$(11,412)	$475	$(23,700)	$986
Contributions to benefit plans	$(2,386)	$(92)	$(2,574)	$(218)
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
Estimated Future Benefit Payments
The estimated future benefit payments to be made from our defined benefit pension and other postretirement benefit plans, which reflect expected future service, are as follows (in thousands):

Fiscal Year	Pension Benefits	Other Postretirement Benefits
Remaining fiscal 2019	$41,128	$1,321
2020	158,500	4,800
2021	163,100	4,700
2022	169,900	4,600
2023	174,600	4,500
Years 2024-2027	849,500	19,400
Defined Contribution Plans
The Company sponsors defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation to the plans on a pre-tax basis. We match a portion of certain employee contributions by contributing cash into the investment options selected by the employees. The total amount contributed by us to the plans is determined by plan provisions or at our discretion. Total employer contribution expenses for these plans were $20.8 million and $8.6 million for the 39 weeks of fiscal 2019 and 2018, respectively.
Post-Employment Benefits
The Company recognizes an obligation for benefits provided to former or inactive employees. The company is self-insured for certain disability plan programs, which comprise the primary benefits paid to inactive employees prior to retirement.
Amounts recognized in the Condensed Consolidated Balance Sheets consisted of the following (in thousands):

Post-Employment Benefits
April 27, 2019
Accrued compensation and benefits	$2,730
Other long-term liabilities	5,084
Total	$7,814
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
The following table contains information about the Company’s significant multiemployer plans (in millions):

	EIN—Pension Plan Number	Plan Month/Day End Date	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Contributions	Surcharges Imposed(1)	Amortization Provisions
Pension Fund			2019		39-Week Period Ended April 27, 2019
Minneapolis Food Distributing Industry Pension Plan(2)	416047047-001	12/31	Green	No	$5	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	410905139-001	2/28	Red	Implemented	4	No	No
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund(3)	83-2598425	12/31	N/A	N/A	1	N/A	N/A
Central States, Southeast and Southwest Areas Pension Fund(2)	366044243-001	12/31	Deep Red	Implemented	3	No	Yes
UFCW Unions and Participating Employer Pension Fund(3)	526117495-001	12/31	Red	Implemented	3	No	No
Western Conference of Teamsters Pension Plan Trust(2)	916145047-001	12/31	Green	No	8	No	No
UFCW Unions and Employers Pension Plan(3)	396069053-001	10/31	Deep Red	Implemented	1	Yes	Yes
All Other Multiemployer Pension Plans(4)					2
Total					$27

(1)	PPA surcharges are 5 percent or 10 percent of eligible contributions and may not apply to all collective bargaining agreements or total contributions to each plan.

(2)	These multiemployer pension plans are associated with continuing operations.

(3)	These multiemployer pension plans are associated with discontinued operations.

(4)	All Other Multiemployer Pension Plans include 6 plans, none of which is individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

The following table describes the expiration of the Company’s collective bargaining agreements associated with the significant multiemployer plans in which we participate:

			Most Significant Collective Bargaining Agreement
Pension Fund	Range of Collective Bargaining Agreement Expiration Dates	Total Collective Bargaining Agreements	Expiration Date	% of Associates under Collective Bargaining Agreement (1)	Over 5% Contribution 2018
Minneapolis Food Distributing Industry Pension Plan(2)	5/31/2022	1	5/31/2022	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Pension Fund(3)	3/4/2023	1	3/4/2023	100.0%	Yes
Minneapolis Retail Meat Cutters and Food Handlers Variable Annuity Pension Fund (‘VAP”)(3)	3/4/2023	1	3/4/2023	100.0%	N/A (contrib. began 1/1/2019)
Central States, Southeast and Southwest Areas Pension Fund(2)	5/31/2019 - 9/14/2019	4	9/14/2019	42.0%	No
UFCW Unions and Participating Employer Pension Fund(3)	7/11/2020	2	7/11/2020	71.7%	Yes
Western Conference of Teamsters Pension Trust(2)	4/20/2019 - 4/22/2023	21	7/17/2021	15.8%	No
UFCW Unions and Employers Pension Plan(3)	4/9/2022	1	4/9/2022	100.0%	Yes

(1)	Company participating employees in the most significant collective bargaining agreement as a percent of all Company employees participating in the respective fund.

(2)	These multiemployer pension plans are associated with continuing operations.

(3)	These multiemployer pension plans are associated with discontinued operations.
In connection with the closure of the Shop ‘n Save locations and the acquisition of Supervalu, we acquired a $35.7 million multiemployer pension plan withdrawal liability, under which payments will be made over the next 20 years and is included in Other long-term liabilities.
The Company contributed $13.8 million and $0.1 million in the third quarters of fiscal 2019 and 2018, respectively, and $27.4 million and $0.4 million in fiscal 2019 and 2018 year-to-date, respectively, to multiemployer pension plans.
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
The company contributed $42.3 million in fiscal 2019 year-to-date to multiemployer health and welfare plans. If healthcare provisions within these plans cannot be renegotiated in a manner that reduces the prospective healthcare cost as we intend, our Operating expenses could increase in the future.
Collective Bargaining Agreements
As of April 27, 2019, we had approximately 19,000 employees. Approximately 5,000 employees are covered by 47 collective bargaining agreements, and negotiations are in progress for two initial collective bargaining agreements covering approximately 24 employees. During the first 39 weeks of fiscal 2019, nine collective bargaining agreements covering approximately 800 employees were renegotiated and five collective bargaining agreements covering approximately 400 employees expired without their terms being renegotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During the remainder of fiscal 2019, six collective bargaining agreements covering approximately 670 employees are scheduled to expire. During fiscal 2020, six collective bargaining agreements covering approximately 475 employees are scheduled to expire.

18.                                      COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees and Contingent Liabilities
We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of April 27, 2019. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately seven years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, we would be required to make payments under our guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.
We review performance risk related to our guarantee obligations based on internal measures of credit performance. As of April 27, 2019, the maximum amount of undiscounted payments we would be required to make in the event of default of all guarantees was $41.9 million ($29.1 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, we believe the likelihood that we will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under our guarantee arrangements as the fair value has been determined to be de minimis.
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

Agreements with AB Acquisition LLC and Affiliates
In connection with the sale of NAI, Supervalu entered into various agreements with AB Acquisition LLC and its affiliates related to on-going operations, including a Transition Services Agreement with each of NAI and Albertson’s LLC (collectively, the “TSA”). Supervalu is now providing services to NAI and Albertson’s LLC to transition and wind down the TSA. On October 17, 2017, Supervalu entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited transition and wind down services. The parties do not expect any of these services, or any of the transition and wind down services, to extend beyond October 2019. We also agreed that Albertson’s would no longer provide services to us after September 21, 2019.
Other Contractual Commitments
In the ordinary course of business, we enter into supply contracts to purchase products for resale and purchase, and service contracts for fixed asset and information technology commitments. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of April 27, 2019, we had approximately $0.3 million of non-cancelable future purchase obligations.
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
In August and November 2014, four class action complaints were filed against Supervalu relating to the criminal intrusion into Supervalu’s computer network that were previously announced by Supervalu in its fiscal 2015. The cases were centralized in the Federal District Court for the District of Minnesota under the caption In Re: SUPERVALU Inc. Customer Data Security Breach Litigation. On June 26, 2015, the plaintiffs filed a Consolidated Class Action Complaint. Supervalu filed a Motion to Dismiss the Consolidated Class Action Complaint and the hearing took place on November 3, 2015. On January 7, 2016, the District Court granted the Motion to Dismiss and dismissed the case without prejudice, holding that the plaintiffs did not have standing to sue as they had not met their burden of showing any compensable damages. On February 4, 2016, the plaintiffs filed a motion to vacate the District Court’s dismissal of the complaint or in the alternative to conduct discovery and file an amended complaint, and Supervalu filed its response in opposition on March 4, 2016. On April 20, 2016, the District Court denied plaintiffs’ motion to vacate the District Court’s dismissal or in the alternative to amend the complaint. On May 18, 2016, plaintiffs appealed to the 8th Circuit and on May 31, 2016, Supervalu filed a cross-appeal to preserve its additional arguments for dismissal of the plaintiffs’ complaint. On August 30, 2017, the 8th Circuit affirmed the dismissal for 14 out of the 15 plaintiffs finding they had no standing. The 8th Circuit did not consider Supervalu’s cross-appeal and remanded the case back for consideration of Supervalu’s additional arguments for dismissal against the one remaining plaintiff. On October 30, 2017, Supervalu filed a motion to dismiss the remaining plaintiff and on November 7, 2017, the plaintiff filed a motion to amend its complaint. The court held a hearing on the motions on December 14, 2017, and on March 7, 2018, the District Court denied plaintiff’s motion to amend and granted Supervalu’s motion to dismiss. On March 14, 2018, plaintiff appealed to the 8th Circuit and on May 31, 2019, the 8th Circuit denied plaintiff’s appeal affirming the District Court’s dismissal of the case. Supervalu had $50 million of cyber threat insurance above a per incident deductible of $1 million at the time of the criminal intrusion, which the Company believes should cover any potential loss related to this litigation.
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

19.                                      DISCONTINUED OPERATIONS
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
In the second quarter of fiscal 2019, the Company closed three of its eight Shop ‘n Save East stores and in the third quarter of fiscal 2019, the Company sold the remaining five Shop ‘n Save East stores to GIANT Food Store, LLC, and did not incur a gain or loss on the sale of this disposal group.
In the second quarter of fiscal 2019, the Company closed the remaining Shop ‘n Save St. Louis retail stores and the distribution center that were not sold prior to the Supervalu acquisition date.
In the second quarter of fiscal 2019, the Company completed the sale of seven of its eight Hornbacher's locations, as well as Hornbacher’s newest store currently under development in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Hornbacher’s store in Grand Forks, North Dakota was not included in the sale to Coborn’s and has closed pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations.
Operating results of discontinued operations (in thousands) are summarized below:

	13-Week Period Ended April 27, 2019	39-Week Period Ended April 27, 2019(1)

Net sales	$640,121	$1,413,756
Cost of sales	463,157	1,031,330
Gross profit	176,964	382,426
Operating expenses	145,191	321,777
Operating income	31,773	60,649
Interest expense	284	738
Net periodic benefit income, excluding service cost	(146)	(304)
Equity in earnings of unconsolidated subsidiaries	(507)	(1,391)
Income from discontinued operations before income taxes	32,142	61,606
Income tax provision	7,772	13,759
Income from discontinued operations, net of tax	$24,370	$47,847

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to April 27, 2019.

The Company recorded $233.4 million and $520.4 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the 13-week and 39-week periods ended April 27, 2019, respectively, which we expect will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $128.3 million and $291.7 million in the 13-week and 39-week period ended April 27, 2019.
The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below. The assets and liabilities of discontinued operations were acquired as part of the Supervalu acquisition, and as of April 27, 2019, the purchase price allocation related to these assets and liabilities was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations. Due to the recent closing of the transaction, some amounts reported are provisional pending the review of valuations obtained from third parties. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed. The fair value of discontinued operations, determined as of the acquisition date, includes estimated consideration expected to be received, less costs to sell. Within the Company’s determination of fair value of the respective disposal groups, the Company incorporates the impact of the fair value of off-balance sheet multiemployer pension plan obligations that it expects to sell so that long-lived assets are not reduced below their fair value.

(in thousands)	April 27, 2019
Current assets
Cash and cash equivalents	$3,019
Receivables, net	2,182
Inventories	136,713
Other current assets	5,607
Total current assets of discontinued operations	147,521
Long-term assets
Property, plant and equipment	337,591
Intangible assets	53,486
Other assets	2,067
Total long-term assets of discontinued operations	393,143
Total assets of discontinued operations	$540,664

Current liabilities
Accounts payable	$55,261
Accrued compensation and benefits	39,497
Other current liabilities	21,352
Total current liabilities of discontinued operations	116,110
Long-term liabilities
Other long-term liabilities	935
Total long-term liabilities of discontinued operations	935
Total liabilities of discontinued operations	117,045
Net assets of discontinued operations	$423,619

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

Retail advertising expenses are included in cost of sales of discontinued operations, net of cooperative advertising reimbursements. Operating expenses of discontinued operations include employee-related costs, such as salaries and wages, incentive compensation, health and welfare and workers’ compensation, and occupancy costs, including utilities and operating costs of retail stores, and depreciation and amortization expense, impairment charges on property, plant and equipment and other administrative costs. Rent expense on operating leases and capital lease amortization expense of retail stores have not been included in discontinued operations, as we expect to remain primarily obligated under these leases. Refer to Note 16. “Leases” for additional information.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the Company's dependence on principal customers;

•	the Company's sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	the Company’s ability to realize anticipated benefits of its acquisitions and dispositions, in particular, its acquisition of Supervalu;

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of Supervalu’s retail operations will exceed current estimates;

•	the potential for additional goodwill impairment charges as a result of purchase accounting adjustments or otherwise;

•	the Company's reliance on the continued growth in sales of its higher margin natural and organic foods and non-food products in comparison to lower margin conventional grocery products;

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
Our Strategy
We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce, and conventional grocery and non-food products across our network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu, by leveraging the scale and resources of the combined company, by cross-selling to our customers, by integrating our merchandising offerings into existing warehouses, by optimizing our network footprint to lower our cost structure, and by eliminating redundant administrative costs.
Our three-year strategy and focus include:

•	Successful integration of Supervalu into UNFI;

•	Realizing cost synergies;

•	Optimizing our distribution center network;

•	Driving cross selling of products and services across our businesses; and

•	Generating cash to pay down debt.
In the third quarter of fiscal 2019, we announced that to accelerate our integration of Supervalu into one organization the Company will now operate under a national UNFI leadership team. We believe this change will advance the execution of our long-term strategic objectives and short-term synergy, revenue and Adjusted EBITDA growth objectives.
Our Operating Structure
Our continuing operations are generally comprised of two principal divisions:

•	our wholesale division, which includes:

◦	Our broadline natural, organic and specialty distribution business in the United States, including our Select Nutrition business which distributes vitamins, minerals and supplements;

◦
Our Supervalu business, which distributes grocery and other products, includes a Private Brands business with the Essential Everyday®, Wild Harvest®, and Culinary Circle® brands, and provides logistics and professional service solutions to retailers across the United States and internationally;

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

We currently operate approximately 96 retail grocery stores acquired from Supervalu. Our intent is to thoughtfully and economically divest these stores. These stores are reported within discontinued operations in our Condensed Consolidated Financial Statements.
Our Customers
Our legacy UNFI business continues to serve more than 40,000 customer locations primarily located across the United States and Canada, which we classify along with the Supervalu customers into four customer channels:

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
We have been the primary distributor to Whole Foods Market for more than twenty years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025. Following the acquisition of Whole Foods Market by Amazon.com, Inc. in August 2017, our sales to Whole Foods Market increased resulting in year-over-year growth in net sales. Refer to “Results of Operations” section below for further information.

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

Acquisition of Supervalu

On July 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we agreed to acquire Supervalu for an aggregate purchase price of approximately $2.3 billion (the “Merger”), including the assumption of outstanding debt and liabilities. The transaction closed on October 22, 2018. Included in the liabilities assumed in the Supervalu acquisition were the Supervalu Senior Notes with a fair value of $546.6 million. These Senior Notes were redeemed in the second quarter of fiscal 2019 following the required 30-day notice period, resulting in their satisfaction and discharge. The redemption of the Senior Notes was financed by borrowings under our Term Loan Facility. The acquisition of Supervalu accelerates our build out the store strategy, diversifies the Company’s customer base, enables cross-selling opportunities, expands market reach and scale, enhances technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth.

Distribution Center Network

Network optimization
Supervalu acquired Unified Grocers, Inc. (“Unified”) and Associated Grocers of Florida, Inc. (“AG Florida”) in June 2017 and December 2017, respectively, as well as opened new distribution centers in Harrisburg, Pennsylvania and Joliet, Illinois in 2017. As we integrate the distribution networks of Supervalu, Unified and AG Florida with our distribution network, expand our capacity and take steps to improve the efficiency of our warehouse capabilities including with our Joliet distribution center, we expect to incur start-up and transition costs including higher employee, trucking and inventory shrink costs. During fiscal 2019, we incurred higher than expected distribution expenses from our distribution network realignment due to the following:

•
During the second and third quarters, we incurred higher operating and shrink costs resulting from our transition from the Lancaster distribution center to our Harrisburg distribution center. These transition costs have sequentially improved in the third quarter, but we expect to incur higher operating costs in the Harrisburg facility than were historically incurred at Lancaster, which contained warehouse automation.

•
Within the Pacific Northwest, we expect to move the volume of five distribution centers into two distribution centers. After the completion of the transition and operational consolidation into the new Centralia, Washington distribution center, we expect to achieve synergies and cost savings by eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. This plan includes expanding another distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate best in class technology to deliver a better customer experience. The optimization of the Pacific Northwest distribution network will also help deliver meaningful synergies contemplated in the acquisition of Supervalu in October 2018. We accelerated the Pacific Northwest consolidation timeline in comparison to prior legacy Supervalu projections to accelerate the realization of synergies from the Pacific Northwest consolidation.

Certain of these costs are expected to subside as we complete this work to realign our network, and we are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Once construction of the new Centralia distribution center is complete and the expansion of the Ridgefield distribution center is finished, we plan to close our Tacoma, Portland and Auburn warehouses, as well as reduce our dependency on outside storage and third-party logistics services.

We are expanding our Ridgefield, Washington facility by 541 thousand square feet (to a total of nearly 800 thousand square feet) to provide capacity for our growing customer base in the natural, organic and specialty channel. This facility will deploy a warehouse automation solution that supports our slow-moving SKU portfolio.

Distribution Center Sales
We have received $172.5 million in aggregate proceeds in fiscal 2019 year-to-date from the sale of operating and surplus distribution centers. In the first quarter of fiscal 2019, we closed on the sale and leaseback of two acquired Supervalu distribution centers and received aggregate proceeds of approximately $149.5 million. One of these distribution centers was the last remaining distribution center Supervalu sold and leased back as part of a previous portfolio transaction, which contained a longer-term lease. The other distribution center was a Pacific Northwest distribution center related to our consolidation strategy, which was subject to a short-term lease. In addition, we sold surplus facilities and received aggregate proceeds of approximately $13.7 million and $9.3 million, during the second quarter and third quarters of fiscal 2019, respectively. We currently expect to sell at least one additional owned distribution center in the future.

Operating Efficiency
As part of our “one company” approach, we are in the process of converting to a single national warehouse management and procurement system to integrate our existing facilities, including acquired Supervalu facilities, onto one nationalized platform across the organization. We continue to be focused on the automation of our new or expanded distribution centers that are at different stages of construction and implementation. These steps and others are intended to promote operational efficiencies and improve operating expenses as a percentage of net sales.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its Supervalu Wholesale reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill as of the acquisition date. As a result, the Company recorded a goodwill impairment charge of $332.6 million for fiscal 2019 year-to-date, which reflects the preliminary goodwill impairment charge of $370.9 million and an adjustment to the charge of $38.3 million recorded in the second and third quarters of fiscal 2019, respectively. The goodwill impairment charge adjustment recorded in the third quarter of fiscal 2019 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Supervalu acquisition. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Income. The goodwill impairment charge reflects all of Supervalu Wholesale’s reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charge recorded in fiscal 2019 year-to-date is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).

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

Divestiture of Retail Operations

We have announced our intention to divest Supervalu’s retail businesses as soon as practical in an efficient and economic manner in order to focus on our core wholesale distribution business. We plan to minimize liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some these retail operations, but we anticipate some reductions in supply volume will result from certain of these retail from the divestiture of certain of these retail operations. Actions associated with retail divestitures and adjustments to our core cost-structure for our wholesale food distribution business are expected to result in headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of third quarter of fiscal 2019 include Cub Foods and Shopper’s and our historical results of discontinued operations include Hornbacher’s and Shop ‘n Save, which were divested in the second and third quarters of fiscal 2019, respectively. In addition, discontinued operations includes certain real estate related to historical operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. The assets of these retail operations were recorded at what we believe to be their estimated fair value less costs to sell.

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
In the second quarter of fiscal 2019, the Company closed three of its eight Shop ‘n Save East stores and in the third quarter of fiscal 2019, the Company sold the remaining five Shop ‘n Save East stores to GIANT Food Store, LLC, and did not incur a gain or loss on the sale of this disposal group.
In the second quarter of fiscal 2019, the Company completed the sale of seven of its eight Hornbacher's locations, as well as Hornbacher’s newest store currently under development in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Hornbacher’s store in Grand Forks, North Dakota was not included in the sale to Coborn’s and has closed pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher's locations and expand its existing supply arrangements for other Coborn’s locations.

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

Supervalu has provided back-office administrative support services under transition services agreements (“TSA”) with New Albertson’s, Inc. (“NAI”) and Albertson’s LLC and also provide services as needed to transition and wind down the TSA with NAI and Albertson’s LLC. On October 17, 2017, we entered into a letter agreement with each of Albertson’s LLC and NAI pursuant to which the parties agreed that the TSA would expire on September 21, 2018 as to those services that we are providing to Albertson’s LLC and NAI, other than with respect to certain limited services. We continued to provide transition and wind down services as previously agreed. In addition, we provided services to Albertson’s LLC for one distribution center until October 2018, and provided services for another distribution center until April 2019 where we continue to provide transition and wind down services. Other than with respect to these distribution centers, the TSA expired on September 21, 2018. The parties do not expect any of the transition and wind down services, to extend beyond October 2019. We also agreed that Albertson’s LLC and NAI would no longer provide services to us after September 21, 2019.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases or pass on pricing changes.

We have experienced a mix of inflation and deflation across product categories within our business segments during fiscal 2018 and 2019. In aggregate across all of our legacy businesses, excluding Supervalu, and taking into account the mix of products, management estimates our businesses experienced single digit cost inflation in the third quarter of fiscal 2019. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales.

RESULTS OF OPERATIONS

The following discussion summarizes operating results for the third quarter of fiscal 2019 and fiscal 2019 year-to-date compared to comparative fiscal 2018 periods. References to fiscal 2019 and 2018 year-to-date relate to the 39-week fiscal periods ended April 27, 2019 and April 28, 2018, respectively.

Net Sales

Our net sales by customer channel, including Supervalu since its acquisition date, was as follows (in millions):

	Net Sales for the 13-Week Period Ended				Net Sales for the 39-Week Period Ended
Customer Channel	April 27, 2019	% of Net Sales	April 28, 2018(1)	% of Net Sales	April 27, 2019	% of Net Sales		April 28, 2018(1)	% of Net Sales
Supernatural	$1,102	18%	$992	37%	$3,229	22%		$2,776	36%
Independents	829	14%	689	26%	2,331	16%		1,998	26%
Supermarkets	3,675	62%	706	27%	8,482	57%		2,118	28%
Other	357	6%	262	10%	938	6%		742	10%
Total net sales	$5,963	100%	$2,649	100%	$14,980	100%	*	$7,634	100%
* Reflects rounding

(1)
During the second quarter of fiscal 2019, the presentation of net sales by customer channel was adjusted to reflect changes in the classification of customer types as a result of a detailed review of customer channel definitions. There was no impact to the Condensed Consolidated Statements of Income as a result of revising the classification of customer types. As a result of this adjustment, net sales to our supermarkets channel and to our other channel for the third quarter of fiscal 2018 decreased approximately $12 million and $13 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the third quarter of fiscal 2018 increased approximately $25 million compared to the previously reported amounts. In addition, net sales to our supermarkets channel and to our other channel for the 39-week period ended April 28, 2018 decreased approximately $32 million and $45 million, respectively, compared to the previously reported amounts, while net sales to the independents channel for the 39-week period ended April 28, 2018 increased approximately $77 million compared to the previously reported amounts.

Third Quarter Variances

Our net sales for the third quarter of fiscal 2019 increased approximately $3.31 billion, or 125.1%, to $5.96 billion from $2.65 billion for the third quarter of fiscal 2018. Net sales for the third quarter of fiscal 2019 included Supervalu net sales of approximately $3.24 billion. Excluding Supervalu’s net sales, net sales increased $75 million, or 2.8%, which was driven primarily by our supernatural channel.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the third quarter of fiscal 2019 increased by approximately $110 million, or 11%, as compared to the third quarter of fiscal 2018, and accounted for approximately 18% and 37% of our total net sales for the third quarter of fiscal 2019 and 2018, respectively. The increase in net sales to Whole Foods Market is primarily due to growth in new product categories, most notably the health, beauty and supplement categories, and increased sales from new stores. Net sales within our supernatural chain channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel increased by approximately $140 million, or 20%, for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, and represented approximately 14% and 26% of our total net sales for the third quarter of fiscal 2019 and 2018, respectively. The increase in independents net sales is primarily due to $122 million of net sales from the acquired Supervalu business with the remaining increase of $18 million, or 2.5% primarily due to sales growth to existing customers.

Net sales to our supermarkets channel increased by approximately $2,969 million, or 421%, for the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, and represented approximately 62% and 27% of our total net sales for the third quarter of fiscal 2019 and 2018, respectively. The increase in supermarkets net sales is primarily due to $2,982 million of net sales from the acquired Supervalu business with the remaining decrease of $13 million due to sales declines to existing customers.

Net sales to our other channel, which include foodservice customer sales, sales from the United States to other countries, military sales, e-commerce sales, branded product lines, the former Earth Origins retail division, manufacturing division, and our brokerage business, increased by approximately $95 million, or 36%, for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, and represented approximately 6% and 10% of our total net sales for the third quarter of fiscal 2019 and 2018, respectively. The increase in other net sales is primarily due to $135 million of net sales from the acquired Supervalu business with the remaining decrease of $40 million due to sales declines driven by our e-commerce business and lack of sales from our retail business, Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Year-to-Date Variances

Our net sales for fiscal 2019 year-to-date increased approximately $7.35 billion, or 96.2%, to $14.98 billion, from $7.63 billion for fiscal 2018 year-to-date. Net sales for fiscal 2019 year-to-date included Supervalu net sales of approximately $6.94 billion. Excluding Supervalu’s net sales, net sales increased $409 million, or 5.4%, which was primarily driven by our supernatural channel.

Net sales to Whole Foods Market for fiscal 2019 year-to-date increased by approximately $453 million, or 16%, as compared to the prior fiscal year’s comparable period, and accounted for approximately 22% and 36% of our total net sales for fiscal 2019 and 2018 year-to-date, respectively. The increase in net sales to Whole Foods Market is primarily due to an increase in same store sales following its acquisition by Amazon.com, Inc. in August 2017 coupled with growth in new product categories, most notably the health, beauty and supplement categories, and increased sales from new stores.

Net sales to our independents channel increased by approximately $333 million, or 17%, during fiscal 2019 year-to-date as compared to the prior fiscal year’s comparative period, and accounted for 16% and 26% of our total net sales for fiscal 2019 and 2018 year-to-date, respectively. The increase in independents net sales is primarily due to $267 million of net sales from the acquired Supervalu business with the remaining increase of $66 million primarily due to sales growth to existing customers.

Net sales to our supermarkets channel for fiscal 2019 year-to-date increased by approximately $6,364 million, or 300%, from fiscal 2018 year-to-date, and represented approximately 57% and 28% of total net sales for fiscal 2019 year-to-date and fiscal 2018 year-to-date, respectively. The increase in supermarkets net sales is primarily due to $6,381 million of net sales from the acquired Supervalu business with the remaining decrease of $17 million due to sales declines to existing customers.

Net sales to our other channel increased by approximately $196 million, or 26%, during fiscal 2019 year-to-date compared to fiscal 2018 year-to-date, and accounted for approximately 6% and 10% of total net sales for fiscal 2019 year-to-date and fiscal 2018 year-to-date, respectively. The increase in other net sales is primarily due to $289 million of net sales from the acquired Supervalu business with the remaining decrease of $93 million due to sales declines driven by our e-commerce business and lack of sales from our retail business, Earth Origins, which was disposed in the fourth quarter of fiscal 2018.

Cost of Sales and Gross Profit

Our gross profit increased $380.5 million, or 93.2%, to $788.6 million for the third quarter of fiscal 2019, from $408.1 million for the third quarter of fiscal 2018. Our gross profit as a percentage of net sales decreased to 13.22% for the third quarter of fiscal 2019 compared to 15.41% for the third quarter of fiscal 2018. Our Gross profit for the third quarter of fiscal 2019 included a contribution from the Supervalu business of approximately $386.9 million, including the related LIFO charge, and our legacy company Wholesale business included a LIFO charge of $4.1 million. In addition, our third quarter fiscal 2018 gross profit included a benefit of $20.9 million from a change in accounting estimate. When excluding these items, gross profit increased $18.6 million. In addition, gross profit as a percentage of net sales includes a lower gross profit rate on a legacy company basis from faster growth of the supernatural channel relative to the other customer channels, offset in part lower inbound freight expense.

Refer to Note 1. “Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and below under the heading “Net Income (Loss) Attributable to United Natural Foods, Inc.” for additional information regarding the positive impact of a change in estimate for the gross profit impact of $20.9 million recorded during the third quarter of fiscal 2018.

With the adoption of the LIFO inventory costing method, our consolidated Cost of sales and Gross profit for the third quarter of fiscal 2019 and fiscal 2019 year-to-date include a LIFO charge of $7.4 million or 12 basis points, and $13.7 million or 9 basis points, respectively.

Our gross profit increased $815.8 million, or 71.1%, to $1.96 billion for fiscal 2019 year-to-date, from $1,146.8 million for fiscal 2018 year-to-date. Our gross profit as a percentage of net sales decreased to 13.10% for fiscal 2019 year-to-date compared to 15.02% for fiscal 2018 year-to-date. Our Gross profit for fiscal 2019 year-to-date included a contribution from the Supervalu business of approximately $800.9 million, including the related LIFO charge, and our legacy company Wholesale business included a LIFO charge of $7.3 million. In addition, our fiscal 2018 year-to-date gross profit included a benefit of $20.9 million from a change in accounting estimate. When excluding these items, gross profit increased $43.1 million. In addition, gross profit as a percentage of net sales includes a lower gross profit rate on a legacy company basis from faster growth of the supernatural channel relative to the other customer channels, offset in part lower inbound freight expense.

Operating Expenses

Operating expenses increased $411.9 million, or 126.4%, to $737.7 million, or 12.37% of net sales, for the third quarter of fiscal 2019 compared to $325.8 million, or 12.30% of net sales, for the third quarter of fiscal 2018. The increase in operating expenses, as a percent of net sales, was driven by higher depreciation and amortization expense resulting from the Supervalu acquisition partially offset by the benefit of cost synergies. Total operating expenses also included share-based compensation expense of $9.3 million and $7.9 million for the third quarter of fiscal 2019 and 2018, respectively.

Operating expenses increased $894.8 million, or 93.4%, to $1.85 billion, or 12.37% of net sales, for fiscal 2019 year-to-date compared to $958.0 million, or 12.55% of net sales, for fiscal 2018 year-to-date. The decrease in operating expenses, as a percent of net sales, was driven by the addition of Supervalu at a lower operating expense rate, lower health care costs, and fixed cost leverage, partially offset by higher depreciation and amortization expense. Total operating expenses also included share-based compensation expense of $27.8 million and $21.7 million for fiscal 2019 and 2018 year-to-date, respectively.

Restructuring, Acquisition, and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $19.4 million for the third quarter of fiscal 2019 and primarily included $12.3 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, $6.1 million of other acquisition and integration related costs and $1.1 million of closed property reserve charges related to the divestiture of retail banners.

Restructuring, acquisition and integration related expenses were $134.6 million for fiscal 2019 year-to-date and primarily included $66.4 million of employee related costs due to change-in-control payments made to satisfy outstanding equity awards, severance costs, and benefits costs, $47.5 million of other acquisition and integration related costs, and $20.6 million of closed property reserve charges related to the divestiture of retail banners.

We expect to incur approximately $13 million of additional acquisition and integration costs and $2 million of additional restructuring expenses throughout the remainder of fiscal 2019. The estimate of additional restructuring, acquisition and integration costs does not include costs and charges that may be incurred related to the divestiture of retail operations.

Goodwill and Asset Impairment (Adjustment) Charges

During fiscal 2019 year-to-date we recorded a $332.6 million goodwill impairment charge, which reflects the preliminary goodwill impairment charge of $370.9 million recorded in the second quarter of fiscal 2019 and an adjustment of $38.25 million recorded in the third quarter of fiscal 2019 to decrease the initial charge due to changes in the preliminary purchase price allocation. The goodwill impairment charge adjustment recorded in the third quarter of fiscal 2019 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Supervalu acquisition. As discussed above, the goodwill impairment charge recorded in the second quarter of fiscal 2019 and adjusted in the third quarter of fiscal 2019 is subject to further change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Supervalu acquisition. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to the section above “—Goodwill Impairment Review” and Note 7. “Goodwill and Intangible Assets” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

During the second quarter of fiscal 2018, the Company made the decision to close three non-core, under-performing stores of its total of twelve Earth Origins stores. Based on this decision, coupled with the decline in results in the first half of fiscal 2018 and the future outlook as a result of competitive pressure, the Company determined that both a test for recoverability of long-lived assets and a goodwill impairment analysis should be performed. The determination of the need for a goodwill analysis was based on the assertion that it was more likely than not that the fair value of the reporting unit was below its carrying amount. As a result of both these analyses, the Company recorded a total impairment charge of $3.4 million on long-lived assets and $7.9 million to goodwill, respectively, during the second quarter of fiscal 2018. During the fourth quarter of fiscal 2018 the Company disposed of its Earth Origins retail business.

Operating Income (Loss)

Reflecting the factors described above, operating income decreased $12.5 million to $69.7 million for the third quarter of fiscal 2019, from $82.2 million for the third quarter of fiscal 2018. As a percentage of net sales, operating income was 1.17% for the third quarter of fiscal 2019, compared to operating income of 3.10% for the third quarter of fiscal 2018. The decrease in operating income was driven by higher Operating expenses, including higher depreciation and amortization expense, the change in accounting estimate benefit from last year, higher restructuring, acquisition and integration related expenses, offset in part by higher Gross profit, excluding the change in accounting estimate discussed above, and the goodwill impairment charge adjustment.

Operating income (loss) includes $11.6 million in the third quarter of fiscal 2019 (and $24.3 million year-to-date in fiscal 2019) of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations Operating income (loss) includes certain retail related overhead costs that are indirectly related to retail, which are required to be presented within continuing operations.

Reflecting the factors described above, operating income decreased $534.8 million, to an operating loss of $357.3 million for fiscal 2019 year-to-date, from operating income of $177.5 million for fiscal 2018 year-to-date. As a percentage of net sales, operating loss was 2.39% for fiscal 2019 year-to-date as compared to operating income of 2.32% for fiscal 2018 year-to-date. The decrease in operating income was driven by higher Operating expenses, including depreciation and amortization expense, the goodwill impairment charge incurred in fiscal 2019 year-to-date, higher restructuring, acquisition and integration related expenses, and the change in accounting estimate benefit from last year, offset in part by higher Gross profit, excluding the change in accounting estimate discussed above.

 Total Other Expense, Net

Total other expense, net includes interest expense incurred on indebtedness, pension benefit income and gains and losses on business sales. Total other expense, net increased approximately $40.6 million to $44.9 million for the third quarter of fiscal 2019 compared to $4.3 million for the third quarter of fiscal 2018. Interest expense, net was $54.9 million for the third quarter of fiscal 2019, compared to $4.3 million for the third quarter of fiscal 2018. Net periodic benefit income, excluding service cost, was $10.9 million for the 13-week period ended April 27, 2019 and had no impact in the prior year as the benefit income is attributable to Supervalu pension plans. Other expense was $1.0 million for the third quarter of fiscal 2019, compared to $0.0 million of other expense for the third quarter of fiscal 2018. The increase in interest expense was primarily due to an increase in outstanding debt year-over-year driven by acquisition financing.

Total other expense, net was $98.7 million and $10.8 million for fiscal 2019 year-to-date and fiscal 2018 year-to-date, respectively. Interest expense, net was $121.1 million for fiscal 2019 year-to-date compared to $12.1 million for fiscal 2018 year-to-date. Net periodic benefit income, excluding service cost, was $22.7 million for fiscal 2019 year-to-date and had no impact in the prior year as net periodic pension income is attributable to Supervalu assumed pension plan obligations. Other income was $0.2 million for fiscal 2019 year-to-date compared to other expense of $1.3 million for fiscal 2018 year-to-date. The increase in interest expense was primarily due to an increase in outstanding debt year-over-year driven by the Supervalu acquisition financing.

We expect interest expense to increase substantially in future periods as compared to period prior to the Supervalu acquisition due to the increased indebtedness incurred to finance the acquisition of Supervalu. As a result of the Supervalu acquisition, we acquired defined benefit pension and other postretirement benefit obligations and expect to record net periodic benefit plan income, excluding service costs, of approximately $35 million for fiscal 2019.

Provision (Benefit) for Income Taxes

Our effective income tax rate for continuing operations was (32.4)% and 33.3% for the third quarter of fiscal 2019 and 2018, respectively. The decrease in the rate for the quarter was primarily driven by purchase accounting adjustments that impacted the goodwill impairment charge that was recorded in the quarter. The Company also realized the full benefit of the reduced federal income tax rate due to tax reform. The Company made cash tax payments of approximately $59 million early in the third quarter of fiscal 2019 on ordinary income associated with anticipated section 338(g) tax elections made with respect to the acquisition of Supervalu.  The elections allow UNFI to utilize a portion of Supervalu’s $2.9 billion capital loss carryforward to generate estimated net cash tax savings of approximately $300 million over the next 15 years.

Our effective income tax rate for continuing operations was 22.8% and 20.3% for the 39-week periods ended April 27, 2019 and April 28, 2018, respectively. The third quarter of fiscal 2019 effective tax rate reflects a tax benefit based on a consolidated pre-tax loss from continuing operations while the third quarter of fiscal 2018 reflected a tax expense on pre-tax income. The change in the effective income tax rate was primarily driven by one-time non-cash net tax benefits of $21.9 million recorded in fiscal 2018 for the estimated impact of the re-measurement of the U.S. net deferred tax liabilities due to tax reform. This is primarily offset by the full impact of the reduced federal tax rate for fiscal 2019, as well as the tax cost associated with stock compensation payments not expected to be deductible in fiscal 2019 under the Section 162(m) tax reform rules.

Income from Discontinued Operations, Net of Tax

The results of operations for the third quarter of fiscal 2019 reflect net sales of $640.1 million and Income from discontinued operations, net of tax of $24.4 million.

The results of operations for fiscal 2019 year-to-date reflect net sales of $1,413.8 million and Income from discontinued operations, net of tax of $47.8 million.

Refer to Note 19. “Discontinued Operations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, our net income attributable to United Natural Foods, Inc. was $57.1 million, or $1.12 per diluted common share, for the third quarter of fiscal 2019, compared to net income of $51.9 million, or $1.02 per diluted common share, for the third quarter of fiscal 2018.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $303.9 million, or $5.99 per diluted common share, for fiscal 2019 year-to-date, compared to net income of $132.9 million, or $2.61 per diluted common share, for fiscal 2018 year-to-date.

As described in more detail in Note 1. “Significant Accounting Policies” in Part I, Item I of this Quarterly Report on Form 10-Q, during the first three quarters of fiscal 2018 we experienced an increased volume in our accrual for inventory purchases as a result of increasing volumes of inventory purchases and work flow changes to our practices resulting from the establishment of a centralized processing function for supplier payables. In the third quarter of fiscal 2018, we changed our estimate for the accrual for inventory purchases as a result of our review of the criteria for determining amounts where a liability is no longer considered probable as well as a review of historical data and data relating to fiscal 2018 purchases of inventory. As a result of this change in estimate, accounts payable was reduced by $20.9 million, resulting in an increase to net income of $13.9 million, or $0.27 per diluted share, for both the third quarter and 39 weeks ended April 28, 2018. Absent the change in accounting estimate, we would have expected to recognize the benefit to operating income of the change in estimate within the following four quarters, as the accrual would be expected to be reduced in accordance with our prior estimate methodology.

As described in more detail within Note 14. “Share-Based Awards”, we have issued approximately 1.8 million shares of common stock to fund settlement of Replacement Award obligations, of which only 259,866 were outstanding and included in basic and diluted Weighted average shares outstanding as of the end of the third quarter of fiscal 2019. The remaining shares issued subsequent to the end of the third quarter of fiscal 2019 will have a dilutive effect on future measures of basic and diluted earnings per share.

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
Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to satisfy debt obligations and fund capital expenditures as opportunities arise. Our continued access to short-term and long-term financing through credit markets depends on numerous factors including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.
Primary uses of cash include debt service, capital expenditures, working capital maintenance and income tax payments. We typically finance working capital needs with cash provided from operating activities and short-term borrowings. Inventories are managed primarily through demand forecasting and replenishing depleted inventories.
We currently do not pay a dividend on our common stock, and have no current plans to do so. In addition, we are limited in the aggregate amount of dividends that we may pay under the terms of our Term Loan Facility and our ABL Credit Facility.
Working capital increased by $443.3 million, or 40.7%, from $1.09 billion at July 28, 2018 to $1.53 billion at April 27, 2019, primarily due to the acquisition of Supervalu.
Long-Term Debt
During the first quarter of fiscal 2019 our capital structure materially changed in connection with the Supervalu acquisition. Obligations under our Former ABL Credit Facility and Former Term Loan Facility were repaid and we established new credit facilities consisting of our ABL Credit Facility and the Term Loan Facility. During the second quarter of fiscal 2019, we paid $566.4 million to extinguish the Supervalu Senior Notes assumed in the acquisition and paid related prepayment premiums and accrued interest with $566.4 million of restricted cash set aside on the Closing Date for this purpose. In addition, during fiscal 2019 year-to-date the Company made mandatory prepayments of $61.2 million under the Term Loan Facility with asset sale proceeds. Refer to Note 15. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.
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

As of April 27, 2019, the Company had an aggregate of $2.2 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of its floating LIBOR based debt at fixed rates ranging from 0.7265% to 2.9590%, with maturities between June 2019 to October 2025. See Note 9. “Derivatives” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time-to-time, we enter into fixed price fuel supply agreements. As of April 27, 2019 and April 28, 2018, we were not a party to any such agreements.

Capital Expenditures

Our capital expenditures for fiscal 2019 year-to-date were $137.0 million, compared to $29.6 million for fiscal 2018 year-to-date, an increase of $107.3 million driven primarily by distribution center expansions and new distribution centers. In light of the Supervalu acquisition, we are further evaluating our capital spending plans for fiscal 2019 but do not expect to spend more than 1.5% of net sales.  Fiscal 2019 capital spending is expected to include projects that optimize both the distribution network as well as our technology platform.  Longer term, capital spending is expected to be approximately 1.0% of net sales.  We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information
The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in thousands)	April 27, 2019	April 28, 2018	Change
Net cash provided by (used in) operating activities of continuing operations	$6,374	$(31,276)	$37,650
Net cash used in investing activities of continuing operations	(2,249,817)	(32,269)	(2,217,548)
Net cash provided by financing activities of continuing operations	2,140,607	70,190	2,070,417
Net cash flows from discontinued operations	120,627	—	120,627
Effect of exchange rate changes on cash	(226)	(301)	75
Net increase in cash and cash equivalents	17,565	6,344	11,221
Cash and cash equivalents, at beginning of period	23,315	15,414	7,901
Cash and cash equivalents, at end of period	$40,880	$21,758	$19,122

The increase in net cash provided by operating activities of continuing operations was primarily due to higher amounts of cash utilized in fiscal 2018 year-to-date in inventory acquisition and credit extension to meet increased product demand and our service level agreements and cash provided in fiscal 2019 year-to-date by the reduction of inventory, including cash inflows from the reduction of Supervalu inventory since the acquisition date, as the acquisition occurred at a time when inventories were seasonally high. These increases were offset in part by cash utilized in payments of assumed liabilities from the Supervalu acquisition, including transaction-related expenses, accrued employee costs, and restructuring costs associated with reductions in force, higher cash paid for interest expense, higher cash utilized to reduce accounts payable primarily related to inventory reductions, and higher cash paid for taxes including a $59 million cash tax payment related to the Supervalu acquisition.

The increase in net cash used in investing activities of continuing operations was primarily due to $2,282.3 million paid for the Supervalu acquisition and $107.3 million more of cash utilized for capital expenditures, offset in part by cash received from the sale and leaseback of two distribution centers for aggregate proceeds of $149.5 million, as discussed above. In addition, we received aggregate proceeds of approximately $13.7 million related to the sale of a surplus distribution center this year.

The increase in net cash provided by financing activities of continuing operations was primarily due to borrowings on long-term debt of $1,912.2 million to finance the Supervalu acquisition, a net increase in revolving credit facility borrowings of $901.5 million, including payments to finance the Supervalu acquisition, and other borrowings of $22.7 million and lower uses of cash to repurchase common stock of $22.2 million, partially offset by an increase in repayments of long-term debt and capital lease obligations of $727.9 million including the repayment of the Supervalu senior notes assumed in the acquisition and payments for debt financing costs of $62.6 million.

Net cash flows from discontinued operations primarily include operating activity cash flow from operating income and investing activity cash flows from the sale of Hornbacher’s, a surplus distribution center, and surplus retail stores, partially offset by capital expenditures of discontinued operations.

Other

On October 6, 2017, the Company announced that its Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s outstanding common stock. The repurchase program is scheduled to expire upon the Company’s repurchase of shares of the Company’s common stock having an aggregate purchase price of $200.0 million. The Company repurchased 614,660 shares of its common stock at an aggregate cost of $24.2 million in the fiscal year ended July 28, 2018. The Company did not purchase any shares of the Company’s common stock in the 39-week period ended April 27, 2019.

The Company no longer intends to indefinitely reinvest accumulated earnings in the Company’s Canada operations. Accordingly, the Company has recorded the tax impacts of this treatment (a tax benefit of $0.6 million due to the foreign exchange loss on previously taxed income) in the 39-week period ended April 27, 2019.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
We have outstanding guarantees and are contingently liable under other contractual arrangements. See Note 18. “Commitments, Contingencies and Off-Balance Sheet Arrangements” under the caption “Guarantees and Contingent Liabilities” in Part I, Item I of this Quarterly Report on Form 10-Q.
Legal Proceedings
We are a party to various legal proceedings arising from the normal course of business as described in Note 18. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.
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
Refer to Note 17. “Benefit Plans” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding these plans.

Contractual Obligations
The following table represents our significant contractual obligations as of April 27, 2019:

	Payments Due Per Period
(in millions)	Total	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$3,152	$6	$121	$56	$1,268	$1,701
Interest on long-term debt (4)	1,025	57	177	346	302	143
Operating leases(5)	1,567	43	156	263	202	903
Capital leases(6)	208	13	38	60	48	49
Purchase obligations(7)	275	78	128	61	6	2
Deferred compensation	6	—	1	2	1	2
Multiemployer plan withdrawal liability	74	1	2	3	5	63
Self-insurance liabilities(8)	94	18	26	26	11	13
Total contractual obligations	$6,401	$216	$649	$817	$1,843	$2,876

(1)
Because the timing of certain future payments beyond fiscal 2019 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations. Pension and postretirement benefit obligations were $210.1 million as of April 27, 2019. We expect to contribute approximately $5.0 million to $10.0 million to pension and postretirement benefit plans during fiscal 2019.

(2)
Unrecognized tax benefits, which totaled $40.6 million as of April 27, 2019, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2019 through thereafter exclude any prepayments that may be required under the provisions of the Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of April 27, 2019.

(4)
Amounts include contractual interest payments (net of our interest rate swap payments) using the face value and interest rate as of April 27, 2019 applicable to our variable interest debt instruments (including the Term Loan Facility and ABL Credit Facility) and other fixed rate debt instruments. As of April 27, 2019, the face value of our variable interest debt instruments with a variable rate equal to one-month LIBOR plus an applicable margin was $3,068.5 million. As of April 27, 2019, the face value of our variable interest debt instruments with a variable rate equal to the prime rate plus an applicable margin was $44.6 million.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $122 million total, $9 million, $28 million, $44 million, $23 million, and $19 million, respectively.

(6)
Represents the minimum payments under capital leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $22 million total, $2 million, $6 million, $7 million, $4 million, and $3 million, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of April 27, 2019, future purchase obligations existed that primarily related to fixed asset, information technology and inventory purchase commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to wholesale customers and to consumers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

Critical Accounting Policies and Estimates

Except as described below, there were no material changes in critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. During the first quarter of fiscal 2019, in connection with the acquisition of Supervalu, the Company evaluated its critical accounting policies. As a result of this evaluation, in addition to the critical accounting policies described in Item 7 of the Company’s Annual Report, we believe our critical accounting policies also include the following policies:

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

Inventories are valued at the lower of cost or net realizable value. For historical United Natural Foods, Inc. inventory prior to the acquisition of Supervalu, cost was determined using the first-in, first-out (“FIFO”) method. For a substantial portion of legacy Supervalu inventory, cost was determined using the last-in, first-out (“LIFO”) method, with the rest primarily determined using FIFO. Inventories acquired as part of the Supervalu acquisition were recorded at their fair market values as of the acquisition date. During the second quarter of fiscal 2019, the Company completed its evaluation of its combined inventory accounting policies and changed its method of inventory costing for certain historical United Natural Foods, Inc. inventory from the FIFO accounting method to the LIFO accounting method. The Company concluded that the LIFO method of inventory costing is preferable because it allows for better matching of costs and revenues, as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold as inventory is sold. Additionally, LIFO allows for better comparability of the results of the Company’s operations with those of similar companies in its peer group. As a result of the change to the LIFO method, certain Company inventories, excluding Supervalu inventories, were reduced by $4.1 million and $7.3 million for the 13- and 39-week periods ended April 27, 2019, respectively, which resulted in increases to Cost of sales and Loss from continuing operations before income taxes of the same amount in the Condensed Consolidated Statement of Income for the 13- and 39-week periods ended April 27, 2019. The change to the LIFO method, combined with a higher inflation assumption for the combined business, is expected to result in additional non-cash expense between $10 million to $15 million in fiscal 2019.
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

The determination of our obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and healthcare costs. Refer to Note 17. “Benefit Plans” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension and postretirement healthcare liabilities and expenses.

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

For fiscal 2019, each 25 basis point reduction in the discount rate would decrease pension expense by approximately $3.5 million and each 25 basis point reduction in expected return on plan assets would increase pension expense by approximately $5.6 million. Similarly, for postretirement benefits, a 100 basis point increase in the healthcare cost trend rate would increase the accumulated postretirement benefit obligation by approximately $3.2 million as of the end of the third quarter of fiscal 2019 and would increase service and interest cost by less than $0.1 million. Conversely, a 100 basis point decrease in the healthcare cost trend rate would decrease the accumulated postretirement benefit obligation as of the end of the third quarter of fiscal 2019 by approximately $2.6 million and would decrease service and interest cost by less than $0.1 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

Planned business dispositions are presented as discontinued operations when all the criteria described above are met. Operations of the business components meeting the discontinued operations requirements are presented within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income, and assets and liabilities of the business component planned to be disposed of are presented as separate lines within the Condensed Consolidated Balance Sheets. See Note 19. “Discontinued Operations” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 9. “Derivatives” and Note 15. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report.

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

(b)                     Changes in internal controls.    On October 22, 2018, the Company completed its acquisition of SUPERVALU INC. (“Supervalu”). The Company is currently in process of integrating Supervalu’s internal controls over financial reporting. Except for the ongoing integration of Supervalu, there has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings arising from the normal course of business as described in Note 18. “Commitments, Contingencies and Off-Balance Sheet Arrangements” in Part I, Item I of this Quarterly Report on Form 10-Q, none of which, in our opinion, is expected to have a material adverse impact on our financial condition, results of operations or cash flows.

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

There were no share repurchases under the share repurchase program for the 13-week period ended April 27, 2019. As of April 27, 2019, there was approximately $175.8 million that may yet be purchased under the share repurchase program.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period(1):
January 27, 2019 to March 2, 2019	345	$14.58	—	$—
March 3, 2019 to March 30, 2019	—	—	—	—
March 31, 2019 to April 27, 2019	—	—	—	175.8
Total	345	14.58	—	$175.8

(1)	The reported periods conform to our fiscal calendar.

(2)
These amounts include the deemed surrender by participants in our compensatory stock plans of 345 shares of the Company’s common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Dated:  June 5, 2019