Form 10-Q
period 2019-11-02
UNITED NATURAL FOODS INC
filed 2019-12-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15723
UNITED NATURAL FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0376157
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

313 Iron Horse Way,	Providence,	Rhode Island	02908
(Address of principal executive offices)			(Zip Code)
 Registrant’s telephone number, including area code: (401) 528-8634

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01	UNFI	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of December 6, 2019 there were 53,508,147 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	November 2, 2019	August 3, 2019
ASSETS
Cash and cash equivalents	$39,758	$42,350
Accounts receivable, net	1,136,924	1,065,699
Inventories	2,324,979	2,089,416
Prepaid expenses and other current assets	192,463	226,727
Current assets of discontinued operations	155,883	143,729
Total current assets	3,850,007	3,567,921
Property and equipment, net	1,494,309	1,639,259
Operating lease assets	1,051,128	—
Goodwill	19,791	442,256
Intangible assets, net	999,586	1,041,058
Deferred income taxes	98,768	31,087
Other assets	106,038	107,319
Long-term assets of discontinued operations	343,892	352,065
Total assets	$7,963,519	$7,180,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,606,470	$1,476,857
Accrued expenses and other current liabilities	246,563	249,426
Accrued compensation and benefits	164,605	148,296
Current portion of operating lease liabilities	127,327	—
Current portion of long-term debt and finance lease liabilities	34,458	112,103
Current liabilities of discontinued operations	100,878	122,265
Total current liabilities	2,280,301	2,108,947
Long-term debt	3,051,238	2,819,050
Long-term operating lease liabilities	949,978	—
Long-term finance lease liabilities	68,682	108,208
Pension and other postretirement benefit obligations	220,550	237,266
Deferred income taxes	1,047	1,042
Other long-term liabilities	267,080	393,595
Long-term liabilities of discontinued operations	1,403	1,923
Total liabilities	6,840,279	5,670,031
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 54,121 shares issued and 53,506 shares outstanding at November 2, 2019; 53,501 shares issued and 52,886 shares outstanding at August 3, 2019	541	535
Additional paid-in capital	532,958	530,801
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(111,691)	(108,953)
Retained earnings	728,979	1,115,519
Total United Natural Foods, Inc. stockholders’ equity	1,126,556	1,513,671
Noncontrolling interests	(3,316)	(2,737)
Total stockholders' equity	1,123,240	1,510,934
Total liabilities and stockholders’ equity	$7,963,519	$7,180,965

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended
	November 2, 2019	October 27, 2018
Net sales	$6,019,585	$2,868,156
Cost of sales	5,248,543	2,455,825
Gross profit	771,042	412,331
Operating expenses	775,414	363,165
Goodwill and asset impairment charges	425,405	—
Restructuring, acquisition and integration related expenses	14,250	68,004
Operating loss	(444,027)	(18,838)
Other expense (income):
Net periodic benefit income, excluding service cost	(11,384)	(844)
Interest expense, net	49,518	7,525
Other, net	(46)	97
Total other expense, net	38,088	6,778
Loss from continuing operations before income taxes	(482,115)	(25,616)
Benefit for income taxes	(73,753)	(4,255)
Net loss from continuing operations	(408,362)	(21,361)
Income from discontinued operations, net of tax	24,954	2,070
Net loss including noncontrolling interests	(383,408)	(19,291)
Less net income attributable to noncontrolling interests	(519)	(3)
Net loss attributable to United Natural Foods, Inc.	$(383,927)	$(19,294)

Basic (loss) earnings per share:
Continuing operations	$(7.67)	$(0.42)
Discontinued operations	$0.46	$0.04
Basic loss per share	$(7.21)	$(0.38)
Diluted (loss) earnings per share:
Continuing operations	$(7.67)	$(0.42)
Discontinued operations	$0.46	$0.04
Diluted loss per share	$(7.21)	$(0.38)
Weighted average shares outstanding:
Basic	53,213	50,583
Diluted	53,213	50,583

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	13-Week Period Ended
	November 2, 2019	October 27, 2018
Net loss including noncontrolling interests	$(383,408)	$(19,291)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	572	—
Recognition of interest rate swap cash flow hedges, net of tax(2)	(3,681)	196
Foreign currency translation adjustments	371	(672)
Total other comprehensive loss	(2,738)	(476)
Less comprehensive income attributable to noncontrolling interests	(519)	(3)
Total comprehensive loss attributable to United Natural Foods, Inc.	$(386,665)	$(19,770)

(1)	Amounts are net of tax (benefit) expense of $0.2 million and $0.0 million for the 13-week periods ended November 2, 2019 and October 27, 2018, respectively.

(2)	Amounts are net of tax (benefit) expense of $(1.3) million and $0.3 million for the 13-week periods ended November 2, 2019 and October 27, 2018, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2019	53,501	$535	615	$(24,231)	$530,801	$(108,953)	$1,115,519	$1,513,671	$(2,737)	$1,510,934
Cumulative effect of change in accounting principle							(2,613)	(2,613)		(2,613)
Restricted stock vestings and stock option exercises	424	4			(823)			(819)		(819)
Share-based compensation					1,247			1,247		1,247
Other comprehensive loss						(2,738)		(2,738)		(2,738)
Distributions to noncontrolling interests									(1,098)	(1,098)
Proceeds from issuance of common stock, net	196	2			1,733			1,735		1,735
Net loss							(383,927)	(383,927)	519	(383,408)
Balances at November 2, 2019	54,121	$541	615	$(24,231)	$532,958	$(111,691)	$728,979	$1,126,556	$(3,316)	$1,123,240

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 28, 2018	51,025	$510	615	$(24,231)	$483,623	$(14,179)	$1,400,232	$1,845,955	$—	$1,845,955
Cumulative effect of change in accounting principle							277	277		277
Restricted stock vestings and stock option exercises, net of tax	401	4			(3,012)			(3,008)		(3,008)
Share-based compensation					8,089			8,089		8,089
Other/share-based compensation					403			403		403
Other comprehensive loss						(476)		(476)		(476)
Acquisition of noncontrolling interests									(1,633)	(1,633)
Net loss							(19,294)	(19,294)	3	(19,291)
Balances at October 27, 2018	51,426	$514	615	$(24,231)	$489,103	$(14,655)	$1,381,215	$1,831,946	$(1,630)	$1,830,316

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	13-Week Period Ended
(In thousands)	November 2, 2019	October 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(383,408)	$(19,291)
Income from discontinued operations, net of tax	24,954	2,070
Net loss from continuing operations	(408,362)	(21,361)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	75,141	24,793
Share-based compensation	1,247	8,089
(Gain) loss on disposition of assets	(1,308)	6
Closed property and other restructuring charges	4,969	412
Goodwill and asset impairment charges	425,405	—
Net pension and other postretirement benefit income	(11,370)	(844)
Deferred income tax (benefit) expense	(62,560)	1,214
LIFO charge	6,546	—
Provision for doubtful accounts	13,098	3,037
Loss on debt extinguishment	73	1,114
Non-cash interest expense	3,833	345
Changes in operating assets and liabilities, net of acquired businesses	(182,257)	(118,124)
Net cash used in operating activities of continuing operations	(135,545)	(101,319)
Net cash provided by (used in) operating activities of discontinued operations	676	(5,701)
Net cash used in operating activities	(134,869)	(107,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,122)	(16,381)
Purchases of acquired businesses, net of cash acquired	—	(2,273,829)
Proceeds from dispositions of assets	1,605	149,529
Payments for long-term investment	(162)	(110)
Payments of company owned life insurance premiums	(1,204)	—
Net cash used in investing activities of continuing operations	(40,883)	(2,140,791)
Net cash provided by (used in) investing activities of discontinued operations	17,002	(89)
Net cash used in investing activities	(23,881)	(2,140,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	2,050	1,905,547
Proceeds from borrowings under revolving credit line	1,338,446	1,805,300
Repayments of borrowings under revolving credit line	(1,100,746)	(688,000)
Repayments of long-term debt and finance leases	(83,510)	(110,000)
Proceeds from the issuance of common stock and exercise of stock options	1,735	118
Payment of employee restricted stock tax withholdings	(819)	(3,126)
Payments for debt issuance costs	—	(60,309)
Net cash provided by financing activities of continuing operations	157,156	2,849,530
Net cash used in financing activities of discontinued operations	(1,060)	—
Net cash provided by financing activities	156,096	2,849,530
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	(49)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,664)	601,581
Cash and cash equivalents, at beginning of period	45,267	23,315
Cash and cash equivalents, including restricted cash at end of period	42,603	624,896
Less: cash and cash equivalents of discontinued operations	(2,845)	(4,633)
Cash and cash equivalents including restricted cash of continuing operations	$39,758	$620,263
Supplemental disclosures of cash flow information:
Cash paid for interest	$49,296	$7,325
Cash (refunds) payments for federal and state income taxes, net	$(28,874)	$462
 See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company” or “UNFI”) is a leading distributor of natural, organic, specialty, and conventional grocery and non-food products, and provider of support services. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the first quarter of fiscal 2020 and 2019 relate to the 13-week fiscal quarters ended November 2, 2019 and October 27, 2018, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation, with the exception of sales transactions from continuing to discontinued operations for wholesale supply discussed further in Note 3—Revenue Recognition. Unless otherwise indicated, references to the Condensed Consolidated Statements of Operations, the Condensed Consolidated Balance Sheets and the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 17—Discontinued Operations for additional information about discontinued operations.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Annual Report”). Except as described for lease accounting below, there were no material changes in significant accounting policies from those described in the Company’s Annual Report.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of November 2, 2019 and August 3, 2019, the Company had net book overdrafts of $242.5 million and $236.9 million, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $30.7 million and $24.1 million at November 2, 2019 and August 3, 2019, respectively.

Leases

At the inception or modification of contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments, when lease contracts do not provide a readily determinable implicit rate. Incremental borrowing rates are determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms include option extension periods when it is reasonably certain that those options will be exercised. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.

The Company recognizes contractual obligations and receipts on a gross basis, such that the related lease obligation to the landlord is presented separately from the sublease created by the lease assignment to the assignee. As a result, the Company continues to recognize on its Condensed Consolidated Balance Sheets the operating lease assets and liabilities, and finance lease assets and obligations.

The Company records operating lease expense and income using the straight-line method within Operating expenses, and lease income on a straight-line method for leases with its customers within Net sales. Finance lease expense is recognized as amortization expense within Operating expenses, and interest expense within Interest expense, net. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes expense and income based on a straight-line basis based on the total minimum lease payments to be made or lease receipts expected to be received over the expected lease term. The Company is generally obligated for property tax, insurance and maintenance expenses related to leased properties, which often represent variable lease expenses.  For contractual obligations on properties where the Company remains the primary obligor upon assignment of the lease and does not obtain a release from landlords or retain the equity interests in the legal entities with the related rent contracts, the Company continues to recognize rent expense and rent income within Operating expenses.

Operating and finance lease assets are reviewed for impairment based on an ongoing review of circumstances that indicate the assets may no longer be recoverable, such as closures of retail stores, distribution centers and other properties that are no longer being utilized in current operations, and other factors. The Company calculates operating and finance lease impairments using a discount rate to calculate the present value of estimated subtenant rentals that could be reasonably obtained for the property. Lease impairment charges are recorded as a component of Restructuring, acquisition and integration related expenses in the Condensed Consolidated Statements of Operations.

The calculation of lease impairment charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairment reserves are reflected as a reduction to Operating lease assets. Refer to Note 11—Leases for additional information.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) No. 2016-02, Leases (Topic 842), which provides new comprehensive lease accounting guidance that supersedes previous lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital and operating leases in previous lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. The Company adopted this standard in the first quarter of fiscal 2020 on August 4, 2019, the effective and initial application date, using the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company elected the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The impact of the adoption to the Company’s Condensed Consolidated Balance Sheets includes the recognition of operating lease liabilities of $1.1 billion with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments for existing operating leases. The difference between the amount of right-of-use assets and lease liabilities recognized is primarily related to adjustments to prepaid rent, deferred rent, lease intangible assets/liabilities, and closed property reserves. In addition, the adoption of the standard resulted in the derecognition of existing property and equipment for certain properties that did not qualify for sale accounting because the Company was determined to be the accounting owner during the construction phase. In addition, at the transition date the Company is constructing one facility that, when complete, the Company will perform a sale-leaseback assessment. For properties where the Company was deemed the accounting owner during construction for which construction has been completed, the difference between the assets and liabilities derecognized, net of the deferred tax impact, was recorded as an adjustment to retained earnings. Lessor accounting guidance remained largely unchanged from previous guidance. Adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Statements of Operations or Cash Flows. The Company has revised its accounting policies, processes and controls, and systems as applicable to comply with the provisions and disclosure requirements of the standard.

The effects of the changes, including those discussed above, made to the Company’s Condensed Consolidated Balance Sheets as of August 3, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at August 3, 2019	Adjustments due to adoption of the new lease guidance	Adjusted Balance at August 4, 2019
Assets
Prepaid expenses and other current assets	$226,727	$(14,733)	$211,994
Property and equipment, net	1,639,259	(142,541)	1,496,718
Operating lease assets	—	1,059,473	1,059,473
Intangible assets, net	1,041,058	(17,671)	1,023,387
Deferred income taxes	$31,087	1,052	$32,139
Total increase to assets		$885,580

Liabilities and Stockholder’s Equity
Accrued expense and other current liabilities	$249,426	$(7,260)	$242,166
Current portion of operating lease liabilities	—	137,741	137,741
Current portion of long-term debt and finance lease liabilities	112,103	(6,936)	105,167
Long-term operating lease liabilities	—	936,728	936,728
Long-term finance lease obligations	108,208	(37,565)	70,643
Other long-term liabilities	393,595	(134,515)	259,080
Total stockholder’s equity	$1,510,934	(2,613)	$1,508,321
Total increase to liabilities and stockholder’s equity		$885,580

In October 2018, the FASB issued authoritative guidance under ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU adds the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. This ASU is effective for public companies with interim and fiscal years beginning after December 15, 2018, which for the Company is the first quarter of fiscal year 2020. The Company adopted this standard in the first quarter of fiscal 2020 with no impact to the Company’s consolidated financial statements as LIBOR is still being used as benchmark interest rate.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018.  The Company adopted this ASU in the first quarter of fiscal 2020. The adoption of this ASU had no impact to Accumulated other comprehensive loss or Retained earnings.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities have been adopted by the Company in the first quarter of fiscal 2020. The remaining amendments within ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company adopted this standard in the first quarter of fiscal 2020 with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company has outstanding cloud computing arrangements and continues to incur costs that it believes would be required to be capitalized under ASU 2018-05. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

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

NOTE 3—REVENUE RECOGNITION

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

•
Independents, which include single store and chain accounts (excluding supernatural, as defined above), which carry primarily natural products and buying clubs of consumer groups joined to buy products, and the conventional military business.

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

	Net Sales for the 13-Week Period Ended
(in millions)	November 2, 2019
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$3,769	$—	$—	$3,769
Supernatural	1,111	—	—	1,111
Independents	758	—	—	758
Other	368	64	(51)	381
Total	$6,006	$64	$(51)	$6,019

	Net Sales for the 13-Week Period Ended
(in millions)	October 27, 2018(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supernatural	$1,027	$—	$—	$1,027
Supermarkets	930	—	—	930
Independents	667	—	—	667
Other	233	49	(38)	244
Total	$2,857	$49	$(38)	$2,868

(1)
During the first quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect reclassification of customer types resulting from management’s determination that a customer serviced by both Supervalu and legacy UNFI should be classified as a Supermarket customer given that customer’s operations. In addition, during the second quarter of fiscal 2019, net sales attributable to Supervalu was incorporated into the Company’s definition of sales by customer channel. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. As a result of these adjustments, net sales to the Company’s Supermarkets channel for the first quarter of fiscal 2019 increased approximately $223 million compared to the previously reported amounts, while net sales to the Other channel increased approximately $1 million, with an offsetting elimination of the Supervalu customer channel.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, as international distribution occurs through freight-forwarders. The Company does not have any performance obligations related to international shipments subsequent to delivery to the domestic port.

Sales from the Company’s Wholesale segment to its retail discontinued operations are presented within Net Sales when the Company holds the business for sale with a supply agreement that it anticipates the sale of the retail banner to include upon its disposal. The Company recorded $244.6 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the first quarter of fiscal 2020, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for purchases by retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $113.0 million in the first quarter of fiscal 2020.

Contract Balances

Accounts and notes receivable are as follows:

(in thousands)	November 2, 2019	August 3, 2019
Customer accounts receivable	$1,143,836	$1,063,167
Allowance for uncollectible receivables	(27,812)	(20,725)
Other receivables, net	20,900	23,257
Accounts receivable, net	$1,136,924	$1,065,699

Customer notes receivable, net, included within Prepaid expenses and other current assets	$11,235	$11,912
Long-term notes receivable, net, included within Other assets	$25,683	$34,408

NOTE 4—ACQUISITIONS

Supervalu Acquisition

On July 25, 2018, the Company entered into an agreement and plan of merger to acquire all of the outstanding equity securities of Supervalu, which was then the largest publicly traded conventional grocery distributor in the United States. The acquisition of Supervalu diversifies the Company’s customer base, further enables cross-selling opportunities, expands market reach and scale, enhances technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth. The merger was completed on October 22, 2018 (the “Closing Date”). At the effective time of the acquisition, each share of Supervalu common stock, par value $0.01 per share, issued and outstanding, was canceled and converted into the right to receive a cash payment equal to $32.50 per share, without interest. Total consideration related to this acquisition was $2.3 billion, $1.3 billion of which was paid in cash to Supervalu shareholders and $1.0 billion of which was used to satisfy Supervalu’s outstanding debt obligations. Included in the liabilities assumed in the Supervalu acquisition were the Supervalu Senior Notes with a fair value of $546.6 million. These Senior Notes were redeemed in the second quarter of fiscal 2019 following the required 30-day notice period, resulting in their satisfaction and discharge.

The assets and liabilities of Supervalu were recorded in the Company’s Consolidated Financial Statements on a preliminary basis at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Refer to Note 17—Discontinued Operations for more information on discontinued operations.

The following table summarizes the final consideration, fair value of assets acquired and liabilities assumed, and the resulting goodwill.

(in thousands)	Final Acquisition Date Fair Values
Consideration:
Outstanding shares	$1,258,450
Outstanding debt, excluding acquired senior notes	1,046,170
Equity-based awards	18,411
Total consideration	$2,323,031

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$25,102
Accounts receivable	552,381
Inventories	1,156,781
Prepaid expenses and other current assets	112,449
Current assets of discontinued operations	196,848
Property, plant and equipment	1,207,115
Goodwill	376,181
Intangible assets	918,103
Other assets	77,008
Long-term assets of discontinued operations	433,839
Accounts payable	(974,252)
Current portion of long-term debt and finance lease obligations	(579,565)
Other current liabilities	(331,693)
Current liabilities of discontinued operations	(148,763)
Long-term debt	(34,355)
Long-term finance lease obligations	(103,289)
Pension and other postretirement benefit obligations	(234,324)
Deferred income taxes	(18,254)
Other long-term liabilities	(308,516)
Long-term liabilities of discontinued operations	(1,398)
Noncontrolling interests	1,633
Total consideration	2,323,031
Less: Cash and cash equivalents(1)	(30,596)
Total consideration, net of cash and cash equivalents acquired	$2,292,435

(1)	Includes cash and cash equivalents acquired attributable to continuing operations and discontinued operations.

Goodwill represents the future economic benefits arising largely from the synergies expected from combining the operations of the Company and Supervalu that could not be individually identified and separately recognized. A substantial portion of goodwill is deductible for income tax purposes. Goodwill from the acquisition was attributed to the Company’s Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit, which in the first quarter of fiscal 2020 was reorganized into a single U.S. Wholesale reporting unit, as discussed further in Note 6—Goodwill and Intangible Assets. No goodwill was attributed to the Company’s Retail reporting unit within discontinued operations.

During the first quarter of fiscal 2020, the Company finalized its preliminary fair value estimates of its net assets, primarily by completing income tax returns and reviews of carrying values of other assets and liabilities. There were no material changes to preliminary amounts previously reported.

The following table summarizes the identifiable intangible assets and liabilities recorded based on final valuations. The identifiable intangible assets are expected to be amortized on a straight-line basis over the estimated useful lives indicated. The fair value of identifiable intangible assets acquired was determined using income approaches. Significant assumptions utilized in the income approach were based on Company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

		Final Acquisition Date Fair Values
(in thousands)	Estimated Useful Life	Continuing Operations	Discontinued Operations
Customer relationship assets	10–17 years	$810,000	$—
Favorable operating leases	1-19 years	21,629	—
Leases in place	1-8 years	10,474	—
Tradenames	2-9 years	66,000	17,000
Pharmacy prescription files	5-7 years	—	45,900
Non-compete agreement	2 years	10,000	—
Unfavorable operating leases	1-12 years	(21,754)	—
Total		$896,349	$62,900
The Company incurred acquisition-related costs in conjunction with the Supervalu acquisition, which are quantified in Note 5—Restructuring, Acquisition and Integration Related Expenses.

The accompanying Condensed Consolidated Statements of Operations include the results of operations of Supervalu from October 22, 2018. Supervalu’s net sales from discontinued operations for this time period are reported in Note 17—Discontinued Operations.

The following table presents unaudited supplemental pro forma consolidated Net sales and Net loss from continuing operations based on the Company’s historical reporting periods as if the acquisition of Supervalu had occurred as of July 30, 2017:

	13-Week Period Ended
(in thousands, except per share data)	October 27, 2018(1)	October 28, 2017(2)
Net sales	$5,984,970	$5,910,484
Net loss from continuing operations	$(47,893)	$(53,367)
Basic net loss continuing operations per share	$(0.95)	$(1.05)
Diluted net loss from continuing operations per share	$(0.95)	$(1.05)

(1)	Includes 12 weeks of pro forma Supervalu results for the period ended September 8, 2018.

(2)
Includes 13 weeks of pro forma Supervalu results for the period ended September 17, 2017 and 13 weeks of pro forma Associated Grocers of Florida, Inc. results for the period ended August 5, 2017, which was acquired by Supervalu on December 8, 2017.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

NOTE 5—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended
(in thousands)	November 2, 2019	October 27, 2018
2019 SUPERVALU INC. restructuring expenses	$1,837	$36,069
Acquisition and integration costs	9,294	31,935
Closed property charges and costs	3,119	—
Total	$14,250	$68,004

Restructuring Programs

The following is a summary of the current period activity within restructuring reserves by program included in the Condensed Consolidated Balance Sheets, primarily within Accrued compensation and benefits for severance and other employee separation costs and related tax payments.

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	2017 Cost Saving and Efficiency Initiatives	Total
Balances at August 3, 2019	$11,857	$383	701	$12,941
Restructuring program charge	1,837	—	—	1,837
Cash payments	(7,078)	—	—	(7,078)
Balances at November 2, 2019	$6,616	$383	$701	$7,700

Cumulative program charges incurred from inception to date	$76,251	$2,219	$6,864	$85,334

2019 SUPERVALU INC.

As part of its acquisition of Supervalu and in order to achieve synergies from this combination, the Company is taking certain actions, which began during the first quarter of fiscal 2019 and is expected to continue through fiscal 2020 to: (i) review its organizational structure and the strategic needs of the business going forward to identify and place talent with the appropriate skills, experience and qualifications to meet these needs; and (ii) dispose of and exit the Supervalu legacy retail operations, as efficiently and economically as possible in order to focus on the Company’s core wholesale distribution business. Actions associated with retail divestitures and adjustments to the Company’s core cost-structure for its wholesale food distribution business are expected to result in headcount reductions and other costs and charges.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the acquisition date at their respective estimated fair values. Goodwill represents the excess acquisition cost over the fair value of net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company has five goodwill reporting units, two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale), two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments, and a single retail reporting unit, which is included within discontinued operations. The Canada operating segment, which is aggregated with Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria. The composition of goodwill reporting units is evaluated for events or changes in circumstances indicating a goodwill reporting unit has changed. Relative fair value allocations are performed when components of an aggregated goodwill reporting unit become separate reporting units or move from one reporting unit to another.

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

Supervalu Acquisition Goodwill

In conjunction with the acquisition of Supervalu, goodwill resulting from the acquisition was assigned to the previous Supervalu Wholesale reporting unit and the previous legacy Company Wholesale reporting unit, as both of these reporting units were expected to benefit from the synergies of the business combination. The assignment was based on the relative synergistic value estimated as of the acquisition date. This systematic approach utilized the relative cash flow contributions and value created from the acquisition to each reporting unit on a stand-alone basis. As of the acquisition date, approximately $80.9 million was attributed to the legacy Company Wholesale reporting unit.

As discussed in Note 7—Goodwill and Intangible Assets in the Consolidated Financial Statements of the Annual Report, the Company impaired all goodwill attributed to the Supervalu Wholesale reporting unit prior to the finalization of its purchase accounting within the opening balance sheet. In the first quarter of fiscal 2020, as discussed further in Note 4—Acquisitions the Company finalized purchase accounting and the opening balance sheet related to the Supervalu acquisition. Adjustments to the opening balance sheet goodwill in the first quarter of fiscal 2020, resulted in an additional goodwill impairment charge of $2.5 million.

Fiscal 2020 Goodwill Impairment Review

During the first quarter of fiscal 2020, the Company changed its management structure and internal financial reporting to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Wholesale reporting unit, which included a determination of the fair value of all reporting units.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 8.5%, which considered observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums, including those reflected in the Company’s market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, the Company recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale’s reporting unit goodwill.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 3, 2019	$432,103	(1)	$10,153	(2)	$442,256
Goodwill adjustment for prior fiscal year business combinations	1,424		—		1,424
Impairment charges	(423,712)		(293)		(424,005)
Change in foreign exchange rates	116		—		116
Goodwill as of November 2, 2019	$9,931	(1)	$9,860	(2)	$19,791

(1)	Amounts are net of accumulated goodwill impairment charges of $292.8 million and $716.5 million as of August 3, 2019 and November 2, 2019, respectively.

(2)	Amounts are net of accumulated goodwill impairment charges of $9.3 million and $9.6 million as of August 3, 2019 and November 2, 2019.

Identifiable intangible assets consisted of the following:

	November 2, 2019			August 3, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,008,103	$127,906	$880,197	$1,007,089	$111,940	$895,149
Non-compete agreements	12,900	7,571	5,329	12,900	6,237	6,663
Operating lease intangibles	11,748	2,451	9,297	32,103	2,209	29,894
Trademarks and tradenames	67,700	18,750	48,950	67,700	14,161	53,539
Total amortizing intangible assets	1,100,451	156,678	943,773	1,119,792	134,547	985,245
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,156,264	$156,678	$999,586	$1,175,605	$134,547	$1,041,058

Amortization expense was $22.1 million and $3.7 million for the 13-week periods ended November 2, 2019 and October 27, 2018, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of November 2, 2019 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2020	$64,180
2021	71,510
2022	65,893
2023	65,842
2024	66,054
2025 and thereafter	610,294
$943,773

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at November 2, 2019
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$279	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$89	$—
Mutual funds	Other assets	$1,759	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$20,645	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$61,370	$—

		Fair Value at August 3, 2019
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$389	$—
Mutual funds	Prepaid expenses and other current assets	$7	$—	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$145	$—
Mutual funds	Other assets	1,799	—	—

Liabilities:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$16,360	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$60,737	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of November 2, 2019, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $64.9 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $67.8 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

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

The estimated fair values are based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs. In the table below, the carrying value of the Company’s long-term debt is net of original issue discounts and debt issuance costs.

	November 2, 2019		August 3, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$36,918	$37,218	$46,320	$45,232
Long-term debt, including current portion	$3,070,456	$2,812,437	$2,906,483	$2,730,271

Fuel Supply Agreements and Derivatives

To reduce diesel price risk, the Company has in the past, and may in the future, periodically enter in to derivative financial instruments and/or forward purchase commitments for a portion of its projected monthly diesel fuel requirements at fixed prices. As of August 3, 2019, the Company had no outstanding fuel supply agreements and derivative agreements. As of November 2, 2019, the Company’s fuel supply agreements and derivatives were immaterial.

Foreign Exchange Derivatives

To reduce foreign exchange risk, the Company has in the past, and may in the future, periodically enter in to derivative financial instruments for a portion of its projected monthly foreign currency requirements at fixed prices. As of November 2, 2019 and August 3, 2019, the Company’s outstanding foreign currency forward contracts were immaterial.

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at November 2, 2019. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of November 2, 2019, which are all pay fixed and receive floating, are as follows:

Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
April 29, 2021(1)	$25.0	1.0650%	One-Month LIBOR	Monthly
April 29, 2021(2)	25.0	0.9260%	One-Month LIBOR	Monthly
August 15, 2022(3)	58.5	1.7950%	One-Month LIBOR	Monthly
August 15, 2022(4)	39.0	1.7950%	One-Month LIBOR	Monthly
October 31, 2020(5)	100.0	2.8240%	One-Month LIBOR	Monthly
October 31, 2022(5)	100.0	2.8915%	One-Month LIBOR	Monthly
October 31, 2023(5)	100.0	2.9210%	One-Month LIBOR	Monthly
October 22, 2025(5)	50.0	2.9550%	One-Month LIBOR	Monthly
March 31, 2023(6)	150.0	2.8950%	One-Month LIBOR	Monthly
October 22, 2025(6)	50.0	2.9580%	One-Month LIBOR	Monthly
October 22, 2025(6)	50.0	2.9590%	One-Month LIBOR	Monthly
October 29, 2021(7)	100.0	2.8084%	One-Month LIBOR	Monthly
September 30, 2023(7)	50.0	2.8315%	One-Month LIBOR	Monthly
October 31, 2024(7)	100.0	2.8480%	One-Month LIBOR	Monthly
October 31, 2022(8)	50.0	2.4678%	One-Month LIBOR	Monthly
March 28, 2024(8)	100.0	2.4770%	One-Month LIBOR	Monthly
October 31, 2024(8)	100.0	2.5010%	One-Month LIBOR	Monthly
April 29, 2021(9)	50.0	2.5500%	One-Month LIBOR	Monthly
October 31, 2022(9)	50.0	2.5255%	One-Month LIBOR	Monthly
March 31, 2023(9)	50.0	2.5292%	One-Month LIBOR	Monthly
March 28, 2024(9)	100.0	2.5420%	One-Month LIBOR	Monthly
October 31, 2024(10)	50.0	2.5210%	One-Month LIBOR	Monthly
October 22, 2025(10)	50.0	2.5558%	One-Month LIBOR	Monthly
April 15, 2022(11)	100.0	2.3645%	One-Month LIBOR	Monthly
December 13, 2019(12)	100.0	2.4925%	One-Month LIBOR	Monthly
May 15, 2020(12)	100.0	2.4490%	One-Month LIBOR	Monthly
June 30, 2021(13)	100.0	2.2520%	One-Month LIBOR	Monthly
June 30, 2022(13)	100.0	2.2170%	One-Month LIBOR	Monthly
June 30, 2021(14)	50.0	2.2290%	One-Month LIBOR	Monthly
June 30, 2022(15)	50.0	2.1840%	One-Month LIBOR	Monthly
	$2,197.5

(1)	This swap was executed on June 7, 2016 with an effective date of June 9, 2016.

(2)	This swap was executed on June 24, 2016 with an effective date of June 24, 2016.

(3)
This swap contract was executed on January 23, 2015 with an effective date of August 3, 2015. On March 31, 2015, the Company amended the original contract to reduce the beginning notional principal amount from $140 million to $84 million. The swap contract has an amortizing notional principal amount which is reduced by $1.5 million on a quarterly basis.

(4)	This swap was executed on March 31, 2015 with an effective date of August 3, 2015. The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.

(5)	This swap contract was executed on October 26, 2018 with an effective date of October 26, 2018.

(6)	This swap contract was executed on November 16, 2018 with an effective date of November 16, 2018.

(7)	This swap contract was executed on November 30, 2018 with an effective date of November 30, 2018.

(8)	This swap contract was executed on January 11, 2019 with an effective date of January 11, 2019.

(9)	This swap contract was executed on January 23, 2019 with an effective date of January 23, 2019.

(10)	This swap contract was executed on January 24, 2019 with an effective date of January 24, 2019.

(11)	This swap contract was executed on March 18, 2019 with an effective date of March 21, 2019.

(12)	This swap contract was executed on March 21, 2019 with an effective date of March 21, 2019.

(13)	This swap contract was executed on April 2, 2019 with an effective date of April 2, 2019.

(14)	This swap contract was executed on April 2, 2019 with an effective date of June 10, 2019.

(15)	This swap contract was executed on April 2, 2019 with an effective date of June 28, 2019.

The Company performs an initial quantitative assessment of hedge effectiveness using the “Hypothetical Derivative Method” in the period in which the hedging transaction is entered. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. In future reporting periods, the Company performs a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the risk of counterparty default on an ongoing basis and noted that the counterparties are reputable financial institutions. The entire change in the fair value of the derivative is initially reported in Other comprehensive income (outside of earnings) in the Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified to earnings in Interest expense, net in the Condensed Consolidated Statements of Operations when the hedged transactions affect earnings.

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended
	November 2, 2019	October 27, 2018
(In thousands)	Interest Expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$49,518	$7,525
Gain or (loss) on cash flow hedging relationships:
Gain or (loss) reclassified from comprehensive income into income	$(2,370)	$551
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$—	$(88)

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at November 2, 2019	Calendar Maturity Year	November 2, 2019	August 3, 2019
Term Loan Facility	6.04%	2025	$1,786,500	$1,864,900
ABL Credit Facility	3.14%	2023	1,317,700	1,080,000
Other secured loans	5.20%	2023-2024	58,417	57,649
Debt issuance costs, net			(52,374)	(54,891)
Original issue discount on debt			(39,787)	(41,175)
Long-term debt, including current portion			3,070,456	2,906,483
Less: current portion of long-term debt			(19,218)	(87,433)
Long-term debt			$3,051,238	$2,819,050

ABL Credit Facility

On August 30, 2018, the Company entered into a loan agreement (as amended by that certain First Amendment to Loan Agreement, dated as of October 19, 2018, and as further amended by that certain Second Amendment to Loan Agreement, dated January 24, 2019, the “ABL Loan Agreement”), by and among the Company and United Natural Foods West, Inc. (together with the Company, the “U.S. Borrowers”) and UNFI Canada, Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “ABL Lenders”), Bank of America, N.A. as administrative agent for the ABL Lenders (the “ABL Administrative Agent”), Bank of America, N.A. (acting through its Canada branch), as Canadian agent for the ABL Lenders, and the other parties thereto.

The ABL Loan Agreement provides for a secured asset-based revolving credit facility (the “ABL Credit Facility” and the loans thereunder, the “ABL Loans”), of which up to (i) $2,050.0 million is available to the U.S. Borrowers and (ii) $50.0 million is available to the Canadian Borrower. The ABL Loan Agreement also provides for (i) a $125.0 million sublimit of availability for letters of credit of which there is a further $5.0 million sublimit for the Canadian Borrower, and (ii) a $100.0 million sublimit for short-term borrowings on a swingline basis of which there is a further $3.5 million sublimit for the Canadian Borrower. The ABL Credit Facility replaced the Company’s $900.0 million prior asset-based revolving credit facility. In addition, $1,475.0 million of proceeds from the ABL Credit Facility were drawn to finance the Supervalu acquisition and related transaction costs on the Supervalu acquisition date (the “Closing Date”).

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

As of November 2, 2019, the U.S. Borrowers’ Borrowing Base, net of $143.9 million of reserves, was $2,333.7 million, which is above the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of November 2, 2019, the Canadian Borrower’s Borrowing Base, net of $4.0 million of reserves, was $40.8 million, which is below the $50 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in a total Borrowing Base of $2,090.8 million supporting the ABL Loans and outstanding letters of credit under the ABL Credit Facility. As of November 2, 2019, the U.S. Borrowers had $1,317.7 million of ABL Loans outstanding, which are presented net of debt issuance costs of $12.2 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets, and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility. As of November 2, 2019, the U.S. Borrowers had $77.4 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $695.7 million as of November 2, 2019.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. As of November 2, 2019, the applicable margin for base rate loans was 0.25%, and the applicable margin for LIBOR loans was 1.25%. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of November 2, 2019, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the fiscal quarter ending on November 2, 2019, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of November 2, 2019, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each fiscal quarter on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. The Company was not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the first quarter of fiscal 2020.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	November 2, 2019
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,447,555
Certain receivables included in Accounts receivables, net and Current assets of discontinued operations	$1,077,978

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of November 2, 2019.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	November 2, 2019
Outstanding letters of credit	$77,413
Letter of credit fees	1.375%
Unused available credit	$695,704
Unused facility fees	0.25%

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

Term Loan Facility

On the Closing Date, the Company entered into a new term loan agreement (the “Term Loan Agreement”), by and among the Company and Supervalu (collectively, the “Term Borrowers”), the financial institutions that are parties thereto as lenders (collectively, the “Term Lenders”), Goldman Sachs Bank USA, as administrative agent for the Lenders, and the other parties thereto. The Term Loan Agreement provides for senior secured first lien term loans in an aggregate principal amount of $1,950.0 million, consisting of a $1,800.0 million seven year tranche (the “Term B Tranche”) and a $150.0 million 364-day tranche (the “364-day Tranche” and, together with the Term B Tranche, collectively, the “Term Loan Facility”). The entire amount of the net proceeds from the Term Loan Facility was used to finance the Supervalu acquisition and related transaction costs.

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

The loans under the 364-day Tranche were paid in full on October 21, 2019. The Company funded the scheduled maturity of the $52.8 million outstanding borrowings under the 364-day Tranche with incremental borrowings under the ABL Credit Facility on October 21, 2019. In addition, in the first quarter of fiscal 2020, the Company made mandatory prepayments and voluntary prepayments of $15.3 million and $5.8 million, respectively, on the 364-day Tranche with asset sale proceeds. In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $0.1 million, which was recorded within Interest expense, net in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2020.

Under the Term Loan Agreement, the Term Borrowers may, at their option, increase the amount of the Term B Tranche, add one or more additional tranches of term loans or add one or more additional tranches of revolving credit commitments, without the consent of any Term Lenders not participating in such additional borrowings, up to an aggregate amount of $656.3 million plus additional amounts based on satisfaction of certain leverage ratio tests, subject to certain customary conditions and applicable lenders committing to provide the additional funding. There can be no assurance that additional funding would be available.

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of November 2, 2019, there was $590.7 million of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2020 that may be required in fiscal 2021 is not reasonably estimable as of November 2, 2019.

The borrowings under the Term B Tranche of the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of 3.25% or (ii) a LIBOR rate and a margin of 4.25%; provided that the LIBOR rate shall never be less than 0.0%.

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

As of November 2, 2019, the Company had borrowings of $1,786.5 million and no amounts outstanding under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $40.2 million and an original issue discount on debt of $39.4 million. As of November 2, 2019, $18.0 million of the Term B Tranche was classified as current, excluding debt issuance costs and original issue discount on debt.

NOTE 10—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component for 13-week period ended November 2, 2019 are as follows:

(in thousands)	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019, net of tax	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive loss before reclassifications	—	371	(1,739)	(1,368)
Amortization of amounts included in net periodic benefit income	572	—	—	572
Amortization of cash flow hedge	—	—	(1,942)	(1,942)
Net current period Other comprehensive loss	572	371	(3,681)	(2,738)
Accumulated other comprehensive loss at November 2, 2019, net of tax	$(31,886)	$(19,711)	$(60,094)	$(111,691)

Changes in Accumulated other comprehensive loss by component for 13-week period ended October 27, 2018 are as follows:

(in thousands)	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 28, 2018, net of tax	$(19,053)	$4,874	$(14,179)
Other comprehensive loss before reclassifications	(672)	(245)	(917)
Amortization of cash flow hedge	—	441	441
Net current period Other comprehensive loss	(672)	196	(476)
Accumulated other comprehensive (loss) income at October 27, 2018, net of tax	$(19,725)	$5,070	$(14,655)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	November 2, 2019	October 27, 2018
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$774	$—	Net periodic benefit income, excluding service cost
Income tax (benefit) expense	(202)	—	Benefit for income taxes
Total reclassifications, net of tax	$572	$—

Swap agreements:
Reclassification of cash flow hedge	$(2,370)	$551	Interest expense, net
Income tax (benefit) expense	(428)	110	Benefit for income taxes
Total reclassifications, net of tax	$(1,942)	$441

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 12—Benefit Plans.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For all classes of underlying assets, the Company has elected to not separate fixed lease components, from the fixed nonlease components.

Lease assets and liabilities are as follows (in thousands):

Lease Type	Balance Sheet Location	November 2, 2019
Operating lease assets	Operating lease assets	$1,051,128
Finance lease assets	Property and equipment, net	68,429
Total lease assets		$1,119,557

Operating liabilities	Current portion of operating lease liabilities	$127,327
Finance liabilities	Current portion of long-term debt and finance lease liabilities	15,239
Operating liabilities	Long-term operating lease liabilities	949,978
Finance liabilities	Long-term finance lease liabilities	68,682
Total lease liabilities		$1,161,226

The Company's lease cost under ASC 842 for the 13-week period ended November 2, 2019 is as follows:

(in thousands)	Statement of Operations Location	13-Week Period Ended
		November 2, 2019
Operating lease cost	Operating expenses	$67,141
Short-term lease cost	Operating expenses	10,514
Variable lease cost	Operating expenses	34,956
Sublease income	Operating expenses	(10,940)
Sublease income	Net sales	(4,835)
Net operating lease cost(1)		96,836
Amortization of leased assets	Operating expenses	4,703
Interest on lease liabilities	Interest expense, net	2,118
Finance lease cost		6,821
Total net lease cost		$103,657

(1)
Rent expense as presented here includes $12.5 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases have not been reduced for future minimum lease and subtenant rentals (“Lease Receipts”) under certain operating subleases, including lease assignments for stores sold to third parties, which they operate. As of November 2, 2019, these lease obligations and lease receipts consisted of the following (in thousands):

Maturity of Lease Liabilities and Lease Receipts	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases(2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Remaining fiscal 2020	$187,380	$18,874	$(43,449)	$(161)	$143,931	$18,713
2021	209,552	19,252	(46,516)	—	163,036	19,252
2022	198,343	17,760	(41,562)	—	156,781	17,760
2023	171,756	16,653	(31,360)	—	140,396	16,653
2024	145,338	15,702	(24,236)	—	121,102	15,702
Thereafter	1,050,386	21,526	(55,542)	—	994,844	21,526
Total undiscounted lease liabilities and receipts	$1,962,755	$109,767	$(242,665)	$(161)	$1,720,090	$109,606
Less interest (3)	(885,450)	(25,846)
Present value of lease liabilities	1,077,305	83,921
Less current lease liabilities	(127,327)	(15,239)
Long-term lease liabilities	$949,978	$68,682

(1)
Operating lease payments include $14.7 million related to extension options that are reasonably certain of being exercised and exclude $48.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Finance lease payments include $0.0 million related to extension options that are reasonably certain of being exercised and exclude $0.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

(3)	Calculated using the interest rate for each lease.

As of August 3, 2019, future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases, which have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments, consisted of the following amounts (in thousands):

	Lease Obligations		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases
2020	$223,612	$41,550	$(55,922)	$(319)	$167,690	$41,231
2021	190,845	32,804	(41,425)	—	149,420	32,804
2022	179,326	29,869	(35,998)	—	143,328	29,869
2023	154,812	26,699	(25,591)	—	129,221	26,699
2024	135,795	23,095	(18,183)	—	117,612	23,095
Thereafter	1,063,674	46,999	(59,186)	—	1,004,488	46,999
Total future minimum obligations (receipts)	$1,948,064	$201,016	$(236,305)	$(319)	$1,711,759	$200,697
Less interest		(68,138)
Present value of capital lease obligations		132,878
Less current capital lease obligations		(24,670)
Long-term capital lease obligations		$108,208

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	November 2, 2019
Weighted-average remaining lease term (years)
Operating leases	11.1 years
Finance leases	5.7 years
Weighted-average discount rate
Operating leases	10.7%
Finance leases	9.9%

Other Information	13-Week Period Ended
(in thousands)	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	55,750
Operating cash flows from finance leases	1,880
Financing cash flows from finance leases	3,074
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	37,020

NOTE 12—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	First Quarter Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	November 2, 2019	October 27, 2018	November 2, 2019	October 27, 2018
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$14	$4
Interest cost	16,690	1,847	236	38
Expected return on plan assets	(27,482)	(2,724)	(54)	(5)
Amortization of net actuarial loss (gain)	3	—	(777)	—
Net periodic benefit (income) cost	$(10,789)	$(877)	$(581)	$37

Contributions to benefit plans	$(4,100)	$(37)	$(100)	$(9)

Pension Contributions

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

Multiemployer Pension Plans

The Company contributed $13.5 million and $0.1 million in the first quarters of fiscal 2020 and 2019, respectively, to continuing and discontinued operations multiemployer pension plans.

Lump Sum Pension Settlement Offering

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on estimated offer acceptances. The plan made aggregate lump sum settlement payments of $664.0 million to plan participants on November 4, 2019 and November 12, 2019. The Company expects that the lump sum settlement payments will result in an estimated non-cash pension settlement charge of approximately $10.0 million in the second quarter of fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which will be based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. The settlement and subsequent re-measurement is expected to result in a decrease to accumulated other comprehensive loss and an improvement to the SUPERVALU Retirement Plan’s unfunded status.

NOTE 13—INCOME TAXES

The effective income tax rate for continuing operations was a benefit of 15.3% compared to a benefit of 16.6% on pre-tax losses for the first quarter of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the first quarter of fiscal 2020 was primarily driven by the impact of the goodwill impairment charge.

The tax provision included $64.0 million of discrete tax benefit and $0.5 million of discrete tax expense, for the first quarter of fiscal 2020 and fiscal 2019, respectively. The benefit for the first quarter of fiscal 2020 is primarily due to a tax benefit of approximately $68.0 million related to the pre-tax goodwill impairment charge, which was partially offset by a discrete tax expense related to stock-based compensation and unrecognized tax positions of approximately $3.0 million and $0.8 million, respectively. Excluding the impact of the discrete items noted above, the effective tax rate benefit on continuing operations would be 16.4%, compared to 18.7% for the first quarter of fiscal 2020 and 2019, respectively. The effective tax rate benefit on the pre-tax losses is being reduced by the impact of other permanently non-deductible items for the first quarters of fiscal 2020 and 2019.

NOTE 14—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended
(in thousands, except per share data)	November 2, 2019	October 27, 2018
Basic weighted average shares outstanding	53,213	50,583
Net effect of dilutive stock awards based upon the treasury stock method	—	—
Diluted weighted average shares outstanding	53,213	50,583

Basic per share data:
Continuing operations	$(7.67)	$(0.42)
Discontinued operations	$0.46	$0.04
Basic loss per share	$(7.21)	$(0.38)
Diluted per share data:
Continuing operations	$(7.67)	$(0.42)
Discontinued operations(1)	$0.46	$0.04
Diluted loss per share	$(7.21)	$(0.38)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	8,272	839

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards, of approximately 63 thousand shares and 598 thousand for the 13-week periods ended November 2, 2019 and October 27, 2018, respectively.

NOTE 15—BUSINESS SEGMENTS

The Company has two operating segments aggregated under the Wholesale reportable segment: Wholesale and Canada Wholesale. In addition, the Company’s Retail operating segment is a separate reportable segment, which consists of discontinued operations disposal groups. The Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce, and conventional grocery and non-food products, and is also a provider of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, the Company’s branded product lines, and the Company’s brokerage business, which markets various products on behalf of food vendors directly and exclusively to the Company’s customers. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. In the first quarter of fiscal 2020, the Company changed its measurement of segment profit, which resulted in additional Supervalu-related corporate expenses that were previously included in Other now being attributed to the Wholesale business. The change is immaterial with respect to the results presented in the first quarter of fiscal 2019, given the five day time period between the acquisition date and the end of the first quarter of fiscal 2019. Non-operating expenses that are not allocated to the operating segments are under the caption of Unallocated (Income)/Expenses.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended November 2, 2019:
Net sales(1)	$6,007,095	$63,749	$(51,259)	$—	$6,019,585
Goodwill and asset impairment charges	423,703	1,702	—	—	425,405
Restructuring, acquisition and integration related expenses	7,952	6,298	—	—	14,250
Operating loss	(416,229)	(29,310)	1,512	—	(444,027)
Total other expense, net	—	—	—	38,088	38,088
Loss from continuing operations before income taxes					(482,115)
Depreciation and amortization	68,199	6,942	—	—	75,141
Capital expenditures	40,129	993	—	—	41,122
Total assets of continuing operations	6,996,425	513,174	(45,855)	—	7,463,744

13-Week Period Ended October 27, 2018:
Net sales(2)	$2,856,966	$48,754	$(37,564)	$—	$2,868,156
Restructuring, acquisition and integration related expenses	—	68,004	—	—	68,004
Operating loss	60,237	(78,329)	(746)	—	(18,838)
Total other expense, net	—	—	—	6,778	6,778
Loss from continuing operations before income taxes					(25,616)
Depreciation and amortization	23,517	1,276	—	—	24,793
Capital expenditures	15,737	644	—	—	16,381
Total assets of continuing operations	7,164,623	847,897	(39,013)	—	7,973,507

(1)
For the first quarter of fiscal 2020, the Company recorded $244.6 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(2)
For the first quarter of fiscal 2019, the Company recorded $21.8 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 2, 2019. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately seven years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of November 2, 2019, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $35.1 million ($24.0 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements as the fair value has been determined to be de minimis.

The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. For leases that have been assigned, the Company has recorded the associated right of use operating lease assets and obligations within the Condensed Consolidated Balance Sheets. No associated lessor receivables are reflected on the Condensed Consolidated Balance Sheets; however, within Note 11—Leases expected cash flows from lease receipts reflecting the assignees payments to the landlord are reflected as lease receipts within the future maturity table, along with the Wholesale customers future lease receipts. For the Company’s lease guarantee arrangements no amounts have been recorded within the Condensed Consolidated Balance Sheets as the fair value has been determined to be de minimis.

The Company is a party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. These agreements primarily relate to the Company’s commercial contracts, service agreements, contracts entered into for the purchase and sale of stock or assets, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligations could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. No amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations as the fair value has been determined to be de minimis.

In connection with Supervalu’s sale of New Albertson’s, Inc. (“NAI”) on March 21, 2013, the Company remains contingently liable with respect to certain self-insurance commitments and other guarantees as a result of parental guarantees issued by Supervalu with respect to the obligations of NAI that were incurred while NAI was Supervalu’s subsidiary. Based on the expected settlement of the self-insurance claims that underlie the Company’s commitments, the Company believes that such contingent liabilities will continue to decline. Subsequent to the sale of NAI, NAI collateralized most of these obligations with letters of credit and surety bonds to numerous state governmental authorities. Because NAI remains a primary obligor on these self-insurance and other obligations and has collateralized most of the self-insurance obligations for which the Company remains contingently liable, the Company believes that the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these guarantees, as the fair value has been determined to be de minimis.

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of November 2, 2019, the Company had approximately $247.0 million of non-cancelable future purchase obligations.

Legal Proceedings

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of Supervalu’s assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs were divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. As previously disclosed, the Company settled with the Midwest plaintiffs in November 2017. The New England plaintiff was not a party to the settlement and is pursuing its individual claims and potential class action claims against Supervalu, which at this time are determined as remote. On February 15, 2018, Supervalu filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted Supervalu’s motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018. Briefing on the appeal is complete and the hearing occurred on October 15, 2019. The Company is awaiting the 8th Circuit’s decision.

The Company is one of dozens of companies that have been named in various lawsuits alleging that drug manufacturers, retailers and distributors contributed to the national opioid epidemic.  Currently, UNFI, primarily through its subsidiary, Advantage Logistics, is named in approximately 38 suits pending in the United States District Court for the Northern District of Ohio where over 1,800 cases have been consolidated as Multi-District Litigation (“MDL”). In accordance with the Stock Purchase Agreement dated January 10, 2013, between New Albertson’s Inc. and the Company (the “Stock Purchase Agreement”), New Albertson’s Inc. is defending and indemnifying UNFI in a majority of the cases under a reservation of rights as those cases relate to New Albertson’s pharmacies. In one of the MDL cases, MDL No. 2804 filed by The Blackfeet Tribe of the Blackfeet Indian Reservation, all defendants were ordered to Answer the Complaint, which UNFI did on July 26, 2019.  To date, no discovery has been conducted against UNFI in any of the actions.  UNFI is vigorously defending these matters, which it believes are without merit.

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertsons in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. Discovery is complete, and trial will be set after the Court rules on the pending motions. On August 5, 2019, the Court granted one of relators’ summary judgment motions finding that defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. There are additional pending motions for summary judgment filed by defendants and relators that await rulings by the Court, including on key FCA elements of materiality and knowledge. On August 30, 2019, defendants filed a motion with the District Court seeking certification of the summary judgment decision for interlocutory appeal and on November 7, 2019, the District Court denied the motion. UNFI is vigorously defending this matter and believes that it should be successful on the merits, however, in light of the most recent summary judgment decision, the Company now believes the risk of loss is reasonably possible. However, management is unable to estimate a range of reasonably possible loss because there are several disputed factual and legal matters that have not yet been resolved, including fundamentally whether the FCA violations actually occurred (which defendants still strongly believe and continue to argue did not), and the appropriate methodology of determining potential damages, if any.

In November 2018, a putative nationwide class action was filed in Rhode Island state court, which the Company removed to U.S. District Court for the District of Rhode Island. In North Country Store v. United Natural Foods, Inc., plaintiff asserts that the Company made false representations about the nature of fuel surcharges charged to customers and asserts claims for alleged violations of Connecticut’s Unfair Trade Practices Act, breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing arising out of the Company’s fuel surcharge practices. On March 5, 2019, the Company answered the complaint denying the allegations. At a court-ordered mediation on October 15, 2019, the Company reached an agreed resolution, which was immaterial in amount, to avoid costs and uncertainty of litigation. The potential settlement must go through the Court approval and notice process, which will take several months.

From time to time, the Company receives notice of claims or potential claims, becomes involved in litigation, alternative dispute resolution such as arbitration, or other legal and regulatory proceedings that arise in the ordinary course of its business, including investigations and claims regarding employment law; pension plans; labor union disputes, including unfair labor practices, such as claims for back-pay it the context of labor contract negotiations; supplier, customer and service provider contract terms and claims including matters related to supplier or customer insolvency or general inability to pay obligations as they become due; real estate and environmental matters, including claims in connection with the Company’s ownership and lease of a substantial amount of real property, both neutral and warehouse properties; and antitrust. Other than as described above, there are no pending material legal proceedings to which the Company is a party or to which its property is subject.

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of November 2, 2019, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

Although management believes it has made appropriate assessments of potential and contingent loss in each of these cases based on current facts and circumstances, and application of prevailing legal principles, there can be no assurance that material differences in actual outcomes from management’s current assessments, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates will not occur. The occurrence of any of the foregoing, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 17—DISCONTINUED OPERATIONS

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

Subsequent to the end of the first quarter of fiscal 2020, the Company announced that it had entered into agreements to sell 13 Shopper’s stores, and decided to close 4 locations. The Company expects to incur approximately $32.0 million to $42.0 million in pre-tax aggregate costs and charges related to these transactions, consisting of $13.0 million to $16.0 million of estimated severance and employee-related costs, $11.0 million to $14.0 million of estimated operating losses during the period of wind-down, primarily related to inventory, $2.0 million to $3.0 million of estimated transaction costs, and $6.0 million to $9.0 million of estimated non-cash asset impairment charges, primarily associated with real estate assets and leasehold improvements. The Company continues to hold the remaining Shoppers stores for sale. In the second quarter, the Company will assess the remaining composition of the Shoppers disposal group and review the recoverability of the remaining assets, as the Company continues to hold these locations for sale.

In fiscal 2019, the Company completed the sale of seven of its eight Hornbacher's locations, as well as Hornbacher’s newest store in West Fargo, North Dakota, to Coborn's Inc. (“Coborn’s”). The Company did not incur a gain or loss on the sale of this disposal group. The Hornbacher’s store in Grand Forks, North Dakota was not included in the sale to Coborn’s and has closed pursuant to the terms of the definitive agreement. As part of the sale, Coborn's entered into a long-term agreement for the Company to serve as the primary supplier of the Hornbacher’s locations and expand its existing supply arrangements for other Coborn’s locations.

In the fourth quarter of fiscal 2019, the Company completed the sale of the pharmacy prescription files and inventory of the Shoppers disposal group. As of November 2, 2019, only the Cub Foods and Shoppers disposal groups continue to be classified as operations held for sale as discontinued operations.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended
(In thousands)	November 2, 2019	October 27, 2018(1)
Net sales	$610,821	$46,598
Cost of sales	441,071	34,534
Gross profit	169,750	12,064
Operating expenses	136,435	9,494
Restructuring, acquisition and integration related expenses	1,362	—
Operating income	31,953	2,570
Other income, net	(1,091)	(249)
Income from discontinued operations before income taxes	33,044	2,819
Income tax provision	8,090	749
Income from discontinued operations, net of tax	$24,954	$2,070

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to October 27, 2018.

The Company recorded $244.6 million and $21.8 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the 13-week periods ended November 2, 2019 and October 27, 2018, respectively, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $113.0 million and $9.8 million in the 13-week periods ended November 2, 2019 and October 27, 2018, respectively.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below.

(In thousands)	November 2, 2019	August 3, 2019
Current assets
Cash and cash equivalents	$2,845	$2,917
Receivables, net	4,532	1,471
Inventories	139,409	129,142
Other current assets	9,097	10,199
Total current assets of discontinued operations	155,883	143,729
Long-term assets
Property and equipment	292,154	301,395
Intangible assets	49,687	48,788
Other assets	2,051	1,882
Total long-term assets of discontinued operations	343,892	352,065
Total assets of discontinued operations	$499,775	$495,794

Current liabilities
Accounts payable	$54,781	$61,634
Accrued compensation and benefits	34,574	45,887
Other current liabilities	11,523	14,744
Total current liabilities of discontinued operations	100,878	122,265
Long-term liabilities
Other long-term liabilities	1,403	1,923
Total liabilities of discontinued operations	102,281	124,188
Net assets of discontinued operations	$397,494	$371,606

As of November 2, 2019, the fair value of disposal groups were estimated based on each group’s expected consideration less costs to sell. Stand-alone fair values are estimated based on fair value reviews and indications of value for long-lived assets exclusive of transferring multiemployer pension plan obligations. Based on the impairment reviews in the first quarter of fiscal 2020, no indications of impairment existed.

If transactions were to occur at a level lower than the disposal groups, the Company would disaggregate the disposal group and perform a recoverability review of the long-lived assets based on the asset group at that time. In addition, the sale of the Company’s retail disposal groups may result in charges that may be materially different than the Company’s prior estimates. Estimates most sensitive to changes that could result in material charges include expected consideration, including the extent to which the Company is able transfer multiemployer pension plan obligations, and the potential sale of the disposal groups at a lower level.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

This Quarterly Report and the documents incorporated by reference in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	our dependence on principal customers;

•	the potential for additional asset impairment charges;

•	our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	our ability to realize anticipated benefits of our acquisitions and dispositions, in particular, our acquisition of SUPERVALU INC. (“Supervalu”);

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of our retail operations exceed our current expectations;

•	our reliance on the continued growth in sales of our higher margin natural and organic foods and non-food products in comparison to lower margin conventional grocery products;

•
increased competition in our industry as a result of increased distribution of natural, organic and specialty products, and direct distribution of those products by large retailers and online distributors;

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

You should carefully review the risks described under Part II. Item 1A of our Annual Report on Form 10-K for the year ended August 3, 2019. Risk Factors as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 250,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of Supervalu, we are transforming into North America’s premier wholesaler with 63 distribution centers and warehouses representing approximately 32 million square feet of warehouse space. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs.

Our Strategy

A key component of our business and growth strategy has been to acquire wholesalers differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our build out the store strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth.

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce, conventional grocery and non-food products, including Private Brands and professional services across our network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure, and eliminating redundant administrative costs.

We maintain long-standing customer relationships with customers in our supernatural, supermarket, independent and other channels. Some of these long-standing customer relationships are established through contracts with our customers in the form of distribution agreements.

We currently operate approximately 95 retail grocery stores acquired in the Supervalu acquisition. We intend to thoughtfully and economically divest these stores, and, as described below, subsequent to the end of the first quarter of fiscal 2020, we entered into agreements to sell 13 retail stores and close four additional stores. These stores are reported within discontinued operations in our Condensed Consolidated Financial Statements included in this Quarterly Report.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025.

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we are transferring the volume of five distribution centers and the related supporting off-site storage facilities into two distribution centers. This transition and operational consolidation is expected to be completed during fiscal 2020, after which we expect to achieve synergies and cost savings by eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. The optimization of the Pacific Northwest distribution network will also help deliver meaningful synergies contemplated in Supervalu acquisition. This plan includes expanding the Ridgefield distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. The Ridgefield distribution center will deploy a warehouse automation solution that supports our slow-moving stock-keeping unit (SKU) portfolio. The operational start-up of the Centralia, WA distribution center began in the fourth quarter of fiscal 2019 and continued to ramp-up in the first quarter of fiscal 2020. We ceased operations in our Tacoma, WA, Auburn, WA and Auburn, CA distribution centers and have transitioned to supplying customers served by these locations to our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. We expect to incur incremental expenses related to the network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

Distribution Center Sales

In the fourth quarter of fiscal 2019, we entered into an agreement to sell our Tacoma distribution center for $43.2 million related to our Pacific Northwest consolidation strategy, which we expect to close in fiscal 2020. This facility is classified as held for sale within Prepaid expenses and other current assets of continuing operations on our Condensed Consolidated Balance Sheets. As we consolidate our distribution networks, we may sell additional owned facilities or exit leased facilities.

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

Goodwill Impairment Review

During the first quarter of fiscal 2020, the Company changed its management structure and internal financial reporting to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, the Company performed an interim quantitative impairment review of goodwill for the Wholesale reporting unit, which included a determination of the fair value of all reporting units. Based on this analysis, we determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, we recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale’s reporting unit goodwill.

Quantitatively, the goodwill impairment was driven by the incorporation of the negative value associated the legacy Supervalu wholesale reporting unit that was combined into the legacy Company Wholesale goodwill reporting unit and a decrease in estimated long-range cash flows required to be prepared as part of the quantitative assessment. The goodwill impairment review indicated that the estimated fair value of the Canada Wholesale reporting, which had goodwill of $9.9 million as of November 2, 2019, exceeded its carrying values by approximately 13%. Other continuing operations reporting units, which had goodwill of $9.9 million as of November 2, 2019, were substantially in excess of their carrying value. If circumstances indicate that the value of one of these other reporting units has decreased, we may be required to perform additional reviews of goodwill and incur additional impairment charges. The first quarter of fiscal 2020 quantitative goodwill impairment review included a reconciliation of all of the reporting units’ fair value of to our market capitalization and enterprise value.

Divestiture of Retail Operations

We have announced our intention to divest our retail businesses acquired as part of the Supervalu acquisition as soon as practical in an efficient and economic manner in order to focus on our core wholesale distribution business. We plan to maximize value as part of the divestiture process, including limiting liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some of these retail operations, but we anticipate some reductions in supply volume will result from the divestiture of certain of these retail operations. Actions associated with retail divestitures and adjustments to our core cost structure for our wholesale food distribution business are expected to result in headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of first quarter of fiscal 2020 include Cub Foods and Shoppers disposal groups, and our historical results of discontinued operations include Hornbacher’s and Shop ‘n Save, which were divested in the second and third quarters of fiscal 2019, respectively. In addition, discontinued operations includes certain real estate related to historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to the acquisition date, we review the fair value less costs to sell these disposal groups.

Subsequent to the end of the first quarter of fiscal 2020, we announced that we have entered into agreements to sell 13 Shoppers stores, and decided to close 4 locations. We expect to incur approximately $32 million to $42 million in pre-tax aggregate costs and charges related to these transactions, consisting of $13 million to $16 million of estimated severance and employee-related costs, $11 million to $14 million of estimated operating losses during the period of wind-down, primarily related to inventory, $2 million to $3 million of estimated transaction costs, and $6 million to $9 million of estimated non-cash asset impairment charges, primarily associated with real estate assets and leasehold improvements. We continue to hold the remaining Shopper’s stores for sale. In the second quarter, we will assess the remaining composition of the Shoppers disposal group and review the recoverability of the remaining assets, as we continue to hold these locations for sale. If the disposal group is disaggregated or our estimate of consideration decreases, we may incur additional charges related to our fair value assessment of the business.

Supervalu Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC (“Moran Foods”), the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. If services are no longer provided under the Services Agreement after the initial term, we would lose the revenue associated with this agreement, and if we are not able to eliminate fixed or variable costs associated with servicing this agreement concurrent with the decline in revenue, we would incur a decrease in operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, and pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the first quarter of fiscal 2020. In aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation in the low single digits in the first quarter of fiscal 2020. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

Other Factors Affecting our Business

We are also impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods have benefited us; however, consumer spending in the food-away-from-home industry has increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. We are also impacted by changes in food distribution trends to our wholesale customers, such as direct store deliveries and other methods of distribution.

Business Performance Assessment and Composition of Condensed Consolidated Statements of Operations

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

Cost of sales and Gross profit
The principal components of our cost of sales include the amounts paid to suppliers for product sold, plus the cost of transportation necessary to bring the product to, or move product between, our various distribution centers, partially offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Cost of sales also includes amounts incurred by us at our manufacturing subsidiary, Woodstock Farms Manufacturing, for inbound transportation costs offset by consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Our gross margin may not be comparable to other similar companies within our industry that may include all costs related to their distribution network in their costs of sales rather than as operating expenses.

Operating expenses
Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, share-based compensation, depreciation, and amortization expense. These expenses relate to warehousing and delivery expenses including purchasing, receiving, selecting and outbound transportation expenses.

Restructuring, acquisition and integration expenses
Restructuring, acquisition and integration expenses reflect expenses resulting from restructuring activities, including severance costs, change-in-control related charges, share-based compensation acceleration charges, facility closure charges, and acquisition and integration expenses.

Interest expense, net
Interest expense, net includes primarily interest expense on long-term debt, net of capitalized interest, interest expense on capital and direct financing lease obligations, and amortization of financing costs and discounts.

Net periodic benefit income, excluding service cost
Net periodic benefit income, excluding service cost reflects the recognition of expected returns on benefit plan assets in excess of interest costs.

Adjusted EBITDA
Our Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition to the GAAP results, we consider certain non-GAAP financial measures to assess the performance of our business and understand underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. Adjusted EBITDA is provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Adjusted EBITDA excludes certain items because they are non-cash items or are items that do not reflect management’s assessment of on-going business performance.

We believe Adjusted EBITDA is useful to investors and financial institutions because it provides additional understanding of factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and as the primary compensation performance measure under certain compensation programs and plans. We believe Adjusted EBITDA is more reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business on a consistent basis over time. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. Adjusted EBITDA should be reviewed in conjunction with our results reported in accordance with GAAP in this Quarterly Report.

There are significant limitations to using Adjusted EBITDA as a financial measure including, but not limited to, it not reflecting the cost of cash expenditures for capital assets or certain other contractual commitments, finance lease obligation and debt service expenses, income taxes, and any impacts from changes in working capital.

We define Adjusted EBITDA as a consolidated measure inclusive of continuing and discontinued operations results, which we reconcile by adding Net (loss) income from continuing operations, plus Total other expense, net and (Benefit) provision for income taxes, plus Depreciation and amortization calculated in accordance with GAAP, plus non-GAAP adjustments for Share-based compensation, Restructuring, acquisition and integration related expenses, goodwill and asset impairment charges, certain legal charges and gains, certain other non-cash charges or items, as determined by management, plus Adjusted EBITDA of discontinued operations calculated in manner consistent with the results of continuing operations, outlined above.

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	13-Week Period Ended
(in thousands)	November 2, 2019	October 27, 2018	Change
Net sales	$6,019,585	$2,868,156	$3,151,429
Cost of sales	5,248,543	2,455,825	2,792,718
Gross profit	771,042	412,331	358,711
Operating expenses	775,414	363,165	412,249
Goodwill and asset impairment charges	425,405	—	425,405
Restructuring, acquisition and integration related expenses	14,250	68,004	(53,754)
Operating loss	(444,027)	(18,838)	(425,189)
Other expense (income):
Net periodic benefit income, excluding service cost	(11,384)	(844)	(10,540)
Interest expense, net	49,518	7,525	41,993
Other, net	(46)	97	(143)
Total other expense, net	38,088	6,778	31,310
Loss from continuing operations before income taxes	(482,115)	(25,616)	(456,499)
Benefit for income taxes	(73,753)	(4,255)	(69,498)
Net loss from continuing operations	(408,362)	(21,361)	(387,001)
Income from discontinued operations, net of tax	24,954	2,070	22,884
Net loss including noncontrolling interests	(383,408)	(19,291)	(364,117)
Less net income attributable to noncontrolling interests	(519)	(3)	(516)
Net loss attributable to United Natural Foods, Inc.	$(383,927)	$(19,294)	$(364,633)

Adjusted EBITDA	$121,694	$86,194	$35,500

The following table reconciles Adjusted EBITDA to Net loss from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended
(in thousands)	November 2, 2019	October 27, 2018
Net loss from continuing operations	$(408,362)	$(21,361)
Adjustments to continuing operations net loss:
Total other expense, net	38,088	6,778
Benefit for income taxes	(73,753)	(4,255)
Depreciation and amortization	75,141	24,793
Share-based compensation	3,672	8,089
Restructuring, acquisition and integration related expenses(1)	14,250	68,004
Goodwill and asset impairment charges(2)	425,405	—
Note receivable charges(3)	12,516	—
Inventory fair value adjustment(4)	—	1,819
Legal reserve charge(5)	1,850	—
Adjusted EBITDA of discontinued operations(6)	32,887	2,327
Adjusted EBITDA	$121,694	$86,194

Income from discontinued operations, net of tax	$24,954	$2,070
Adjustments to discontinued operations net income:
Less net income attributable to noncontrolling interests	(519)	(3)
Total other expense, net	(1,091)	(249)
Provision for income taxes	8,090	749
Other expense (income)	—	(140)
Share-based compensation	253	—
Restructuring, store closure and other charges, net(7)	1,200	(100)
Adjusted EBITDA of discontinued operations(6)	$32,887	$2,327

(1)
Primarily reflects expenses resulting from the acquisition of Supervalu, including severance costs, store closure charges, and acquisition and integration expenses. First quarter of fiscal 2020 primarily reflects closed property reserve charges and administrative and operational restructuring costs. First quarter of fiscal 2019 primarily reflects expenses resulting from the acquisition of Supervalu and acquisition and integration expenses, including employee-related costs. Refer to Note 5—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(2)
Reflects a goodwill impairment charge attributable to a reorganization of our reporting units and a sustained decrease in market capitalization and enterprise value of the Company, resulting in a decline in the estimated fair value of the U.S. Wholesale reporting unit. In addition, this charge includes a goodwill finalization charge attributable to the Supervalu acquisition and an asset impairment charge.

(3)	Refer to Note 6—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(4)	Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.

(5)	Reflects a non-cash charge related to the step-up of acquired Supervalu inventory as part of purchase accounting.

(6)	Reflects reserve for certain legal proceeding.

(7)
Adjusted EBITDA of discontinued operations excludes rent expense of $12.5 million and $0.9 million, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. Due to these GAAP requirements to show rent expense, along with other administrative expenses of discontinued operations within continuing operations, we believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of total performance.

(8)	Amounts represent store closure charges and costs, and operational wind-down and inventory charges related to discontinued operations.

RESULTS OF OPERATIONS

Our analysis within the Results of Operations section below of Net sales, Gross profit, Operating expenses and Operating loss is presented on a consolidated basis, as our single reportable segment principally comprises the entire operations of our business. The quantification of Supervalu’s impact on our results of operations presented below is to discuss the incremental impact of Supervalu, and provide analysis of our underlying business for year-over-year comparability purposes. Our analysis of Net sales is presented on a customer channel basis inclusive of all segments. References to legacy company results are presented to provide a comparative results analysis excluding the Supervalu acquired business impacts.

Net Sales

Our net sales by customer channel was as follows (in millions):

	Net Sales for the 13-Week Period Ended				Increase (Decrease)
Customer Channel	November 2, 2019	% of Net Sales	October 27, 2018(1)	% of Net Sales	$	% Total Net Sales
Supermarkets	$3,769	63%	$930	32%	$2,839	31%
Supernatural	1,111	18%	$1,027	36%	84	(18)%
Independents	758	13%	667	23%	91	(10)%
Other	381	6%	244	9%	137	(3)%
Total net sales	$6,019	100%	$2,868	100%	$3,151	—%

(1)
During the first quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect reclassification of customer types resulting from management’s determination that a customer serviced by both Supervalu and legacy UNFI should be classified as a Supermarket customer given that customer’s operations. In addition, during the second quarter of fiscal 2019, net sales attributable to Supervalu was incorporated into our definitions of sales by customer channel. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. As a result of these adjustments, net sales to our Supermarkets channel for the first quarter of fiscal 2019 increased approximately $223 million compared to the previously reported amounts, while net sales to our Other channel increased approximately $1 million with an offsetting elimination of the Supervalu customer channel.

Our net sales for the first quarter of fiscal 2020 increased approximately $3.15 billion, or 109.9%, to $6.02 billion from $2.87 billion for the first quarter of fiscal 2019. Net sales for the first quarter of fiscal 2020 included Supervalu net sales of approximately $3.30 billion compared to $224 million in the first quarter of fiscal 2019. Excluding Supervalu’s net sales, net sales increased $74 million, or 2.8%, which was driven primarily by our supernatural channel.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the first quarter of fiscal 2020 increased by approximately $84 million, or 8.2%, as compared to the first quarter of fiscal 2019, and accounted for approximately 18% and 36% of our total net sales for the first quarter of fiscal 2020 and 2019, respectively. The increase in net sales to Whole Foods Market is primarily due to growth in new product categories, and increased sales to existing and new stores. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel increased by approximately $91 million, or 13.6%, for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, and represented approximately 13% and 23% of our total net sales for the first quarter of fiscal 2020 and 2019, respectively. The increase in independents net sales is primarily due to an increase of $106 million from the acquired Supervalu business, offset by a decrease of $15 million, or 2.3% primarily due to sales declines to existing customers.

Net sales to our supermarkets channel increased by approximately $2,839 million, or 305.3%, for the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019, and represented approximately 63% and 32% of our total net sales for the first quarter of fiscal 2020 and 2019, respectively. The increase in supermarkets net sales is primarily due to an increase of $2,813 million from the acquired Supervalu business with the remaining increase of $26 million, or 3.6% due to sales growth to existing customers.

Net sales to our other channel, which include foodservice customer sales, sales from the United States to other countries, military sales, e-commerce sales, branded product lines, manufacturing division, and our brokerage business, increased by approximately $137 million, or 56.1%, for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, and represented approximately 6% and 9% of our total net sales for the first quarter of fiscal 2020 and 2019, respectively. The increase in other net sales is primarily due to an increase of $158 million from the acquired Supervalu business, partially offset by a decrease of $21 million, or 9.0% due to sales declines to existing customers.

Cost of Sales and Gross Profit

Our gross profit increased $358.7 million, or 87.0%, to $771.0 million for the first quarter of fiscal 2020, from $412.3 million for the first quarter of fiscal 2019. Our gross profit as a percentage of net sales decreased to 12.81% for the first quarter of fiscal 2020 compared to 14.38% for the first quarter of fiscal 2019. Our Gross profit dollar increase is primarily due to the incremental contribution from the Supervalu business for the 12 additional weeks when compared to the first quarter of fiscal 2019. Our gross profit for the first quarter of fiscal 2020 included an estimated incremental 12 weeks of gross profit from the acquired Supervalu business of approximately $347.9 million, net of its related LIFO inventory charge. Gross profit as a percentage of net sales decreased primarily due to lower gross profit rates on conventional products and margin dilution from the faster growth of the supernatural channel relative to the other customer channels, offset in part by lower inbound freight expense. The LIFO inventory costing method decreased our first quarter fiscal 2020 Gross profit by $6.5 million or 11 basis points.

Operating Expenses

Operating expenses increased $412.2 million, or 113.5%, to $775.4 million, or 12.88% of net sales, for the first quarter of fiscal 2020 compared to $363.2 million, or 12.66% of net sales, for the first quarter of fiscal 2019. Operating expenses in the first quarter of fiscal 2020 included $12.5 million of note receivable charges, $3.6 million of surplus property depreciation expense and a $1.9 million legal reserve charge. The increase in operating expenses, as a percent of net sales, was driven by $50.3 million higher depreciation and amortization expense resulting from the Supervalu acquisition, partially offset by the mix impact from the acquired Supervalu business, including the impact of cost synergies. Total operating expenses also included share-based compensation expense of $3.7 million and $8.1 million for the first quarter of fiscal 2020 and 2019, respectively.

Goodwill and Asset Impairment Charges

In the first quarter of fiscal 2020, we recorded goodwill and asset impairment charges of $425.4 million, which reflects $421.5 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale goodwill reporting unit, $2.5 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1.4 million of property and equipment asset impairment charges during the first quarter of fiscal 2020. Refer to the Executive Overview section above, and Note 6—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on goodwill impairment charges.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $14.3 million for the first quarter of fiscal 2020, which included $9.3 million of integration costs including a charge for an off-site storage contract, $3.1 million of closed property reserve charges and $1.8 million of restructuring costs. Expenses incurred in the first quarter of fiscal 2019 primarily related to $36.1 million of acquisition related costs associated with the Supervalu acquisition, including $33.8 million of charges related to change-in-control payments made to satisfy outstanding equity awards, and severance related costs and acquisition approximately $31.9 million.

We expect to incur additional integration and restructuring costs throughout fiscal 2020 related to our operational and administrative restructuring to achieve cost synergies and supply chain efficiencies of continuing operations. In addition, further restructuring costs may be incurred related to the divestiture of retail operations.

Operating Loss

Reflecting the factors described above, operating loss increased $425.2 million to $444.0 million for the first quarter of fiscal 2020, from $18.8 million for the first quarter of fiscal 2019. The increase in operating loss was primarily driven by goodwill impairment charges, offset by lower restructuring, acquisition and integration related expenses.

The first quarter of fiscal 2020 operating loss includes $12.5 million of operating lease rent expense and $2.7 million of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Total Other Expense, Net

	13-Week Period Ended
(in thousands)	November 2, 2019	October 27, 2018	Increase (Decrease)
Net periodic benefit income, excluding service cost	$(11,384)	$(844)	$(10,540)
Interest expense on long-term debt, net of capitalized interest	43,335	5,462	37,873
Interest expense on finance and direct financing lease obligations	2,243	1,209	1,034
Amortization of financing costs and discounts	3,956	345	3,611
Debt refinancing costs and unamortized financing charges	73	655	(582)
Interest income	(89)	(146)	57
Interest expense, net	49,518	7,525	41,993
Other, net	(46)	97	(143)
Total other expense, net	$38,088	$6,778	$31,310

Net periodic benefit income, excluding service costs reflects the recognition of expected returns on benefit plan assets in excess of interest costs. The increase in interest expense on long-term debt was primarily due to an increase in outstanding debt year-over-year driven by Supervalu acquisition financing. The increase in interest on finance and direct financing leases primarily reflects lease obligations related to retail stores of discontinued operations acquired in the Supervalu acquisition, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases until settlement with the respective landlords.

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 15.3% compared to a benefit of 16.6% on pre-tax losses for the first quarter of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the first quarter of fiscal 2020 was primarily driven by the impact of the goodwill impairment charge.

The tax provision included $64.0 million of discrete tax benefit and $0.5 million of discrete tax expense, for the first quarter of fiscal 2020 and fiscal 2019, respectively. The benefit for the first quarter of fiscal 2020 is primarily due to a tax benefit of approximately $68 million related to the pre-tax goodwill impairment charge, which was partially offset by a discrete tax expense related to stock-based compensation and unrecognized tax positions of approximately $3.0 million and $0.8 million, respectively. Excluding the impact of the discrete items noted above, the effective tax rate benefit on continuing operations would be 16.4%, compared to 18.7% for the first quarter of fiscal 2020 and 2019, respectively. The effective tax rate benefit on the pre-tax losses is being reduced by the impact of other permanently non-deductible items for the first quarters of fiscal 2020 and 2019.

Income from Discontinued Operations, Net of Tax

The results of operations for the first quarter of fiscal 2020 reflect net sales of $610.8 million for which we recognized $169.8 million of gross profit and Income from discontinued operations, net of tax of $25.0 million. As noted above, pre-tax income for the first quarter of fiscal 2020 from discontinued operations excludes $12.5 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $1.4 million of restructuring expenses.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 17—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $383.9 million, or $7.21 per diluted common share, for the first quarter of fiscal 2020 primarily due to goodwill impairment charges, compared to net loss of $19.3 million, or $0.38 per diluted common share, for the first quarter of fiscal 2019.

As described in more detail within Note 13—Share-Based Awards in Part II, Item 8 of the Annual Report on Form 10-K, in fiscal 2019 we issued approximately 2.0 million shares of common stock to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition. We have approximately 3.0 million additional shares authorized for issuance and registered with the SEC for the issuance in order to satisfy replacement award and option issuance obligations. In fiscal 2020, we may issue additional shares to fund replacement award obligations in full, issue shares to partially fund the obligations, or utilize cash on hand to fund the obligations.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•
Unused available credit under our revolving line of credit was $695.7 million as of November 2, 2019, which decreased $223.5 million from $919.2 million as of August 3, 2019, due to increased cash utilized to fund seasonal working capital increases.

•
We paid the remaining maturities under our 364-day Term Loan Facility in the first quarter of fiscal 2020, and as a result, we have no material scheduled maturities due until fiscal 2024, although prepayments may be required upon the occurrence of specified events as discussed in Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q.

•
Our total debt increased $164.0 million to $3,070.5 million as of November 2, 2019 from $2,906.5 million as of August 3, 2019, primarily related to the additional borrowings under the ABL Credit Facility to fund seasonal inventory build in excess of accounts payable and increases in accounts receivable. We funded the scheduled maturities due under our Term Loan Facility Maturities with borrowings under the ABL Credit Facility and with proceeds from asset sales in the first quarter of fiscal 2020.

•
Scheduled debt maturities are expected to be $23.7 million for the remainder of fiscal 2020 and payments to reduce finance lease obligations are expected to be approximately $11.9 million for the remainder of fiscal 2020. Proceeds from the sale of properties mortgaged and encumbered under our Term Loan Facility are required to, and will be, used to make additional Term Loan Facility payments.

•	We expect to be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from the asset sales or borrowings under the ABL Credit Facility.

•	Cash and cash equivalents decreased $2.6 million to $39.8 million as of November 2, 2019 from $42.4 million as of August 3, 2019.

•
Working capital increased $110.7 million to $1,569.7 million as of November 2, 2019 from $1,459.0 million as of August 3, 2019, primarily due to seasonal inventory build in excess of accounts payable increases. In addition, the adoption of the new lease standard, resulted in a decrease in working capital from the recognition of a current portion of operating lease liabilities of $127.3 million.

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

Our primary sources of liquidity are from internally generated funds and from borrowing capacity under our credit facilities. Our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to satisfy debt obligations and fund capital expenditures as opportunities arise. Our continued access to short-term and long-term financing through credit markets depends on numerous factors, including the condition of the credit markets and our results of operations, cash flows, financial position and credit ratings.

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

Long-Term Debt

In the first quarter of fiscal 2020, we borrowed $237.7 million under the ABL Credit Facility and repaid $78.4 million of scheduled maturities under the Term Loan Facility. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement does not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We were not subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement during the first quarter of fiscal 2020. The ABL Loan Agreement and the Term Loan Agreement contain certain customary operational and informational covenants. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

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

As of November 2, 2019, we had an aggregate of $2.20 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of our floating LIBOR based debt at fixed rates ranging from 0.926% to 2.959%, with maturities between December 2019 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $81.6 million and are subject to volatility based on changes in market interest rates. See Note 8—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time-to-time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of November 2, 2019, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net asset from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2020 were $41.1 million, compared to $16.4 million for the first quarter of fiscal 2019, an increase of $24.7 million driven primarily by distribution center expansions of approximately $18 million (primarily the Ridgefield expansion), new distribution centers of approximately $2 million, and information technology, equipment and other. We do not expect to spend more than 1.0% of net sales on capital expenditures in fiscal 2020. Fiscal 2020 capital spending is expected to include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	13-Week Period Ended
(in thousands)	November 2, 2019	October 27, 2018	Change
Net cash used in operating activities of continuing operations	$(135,545)	$(101,319)	$(34,226)
Net cash used in investing activities of continuing operations	(40,883)	(2,140,791)	2,099,908
Net cash provided by financing activities of continuing operations	157,156	2,849,530	(2,692,374)
Net cash flows from discontinued operations	16,618	(5,790)	22,408
Effect of exchange rate on cash	(10)	(49)	39
Net (decrease) increase in cash and cash equivalents	(2,664)	601,581	(604,245)
Cash and cash equivalents, at beginning of period	45,267	23,315	21,952
Cash and cash equivalents, including restricted cash at end of period	$42,603	$624,896	$(582,293)

The increase in net cash used by operating activities of continuing operations was primarily due to higher amounts of cash utilized in the first quarter of fiscal 2020 related to seasonal inventory acquisition and credit extension. In the first quarter of fiscal 2019, we acquired Supervalu with seasonally high levels of inventory and accounts receivable and in the first quarter of fiscal 2020 used cash to build inventory. These increases in cash uses were offset in part by decreases from cash payments made in the first quarter of fiscal 2019 for assumed liabilities from the Supervalu acquisition, including transaction-related expenses, accrued employee costs, and restructuring costs associated with reductions in force. In addition, accounts payable provided an inflow of cash as accounts payable grew with inventory build.

The decrease in net cash used in investing activities of continuing operations was primarily due to $2,273.8 million of cash paid to purchase Supervalu in the first quarter of fiscal 2019, partially offset by $147.9 million of less cash received from the sale of property and equipment, primarily due to cash received from the sale and leaseback of two distribution centers in the first quarter of fiscal 2019, one of which was a short-term lease related to the exit of that facility.

The decrease in net cash provided by financing activities of continuing operations was primarily due to first quarter of fiscal 2019 borrowings on long-term debt to finance the Supervalu acquisition, and a net decrease in cash provided by the revolving credit facility borrowings of $879.6 million, which was driven by first quarter fiscal 2019 borrowings to finance the Supervalu acquisition and changes in net borrowings for operating and investing activities. These decreases in cash provided by financing activities, were offset in part by $60.3 million of first quarter fiscal 2019 payments for debt issuance costs, and a decrease in payments of long-term debt and finance lease obligations of $26.5 million.

Net cash flows from discontinued operations primarily include operating activity cash flow from operating income of the retail disposal groups. Net cash flows from discontinued operations investing activities include proceeds from the sale of a former dedicated retail distribution center and retail stores, partially offset by capital expenditures of discontinued operations.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in the 13-week period ended November 2, 2019 or October 27, 2018. As of November 2, 2019, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2020.

Pension and Other Postretirement Benefit Obligations

In fiscal 2020, $8.3 million of minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under ERISA in fiscal 2020. We anticipate fiscal 2020 discretionary pension contributions and required minimum other postretirement benefit plan contributions to be approximately $0.0 million to $6.0 million. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums, or in order to achieve exemption from participant notices of underfunding.

Lump Sum Pension Settlement Offering

On August 1, 2019, we amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, we sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on estimated offer acceptances. The plan made aggregate lump sum settlement payments of $664.0 million to plan participants on November 4, 2019 and November 12, 2019. We expect that the lump sum settlement payments will result in an estimated non-cash pension settlement charge of approximately $10.0 million in the second quarter of fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which will be based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. The settlement and subsequent re-measurement is expected to result in a decrease to accumulated other comprehensive loss and an improvement to the SUPERVALU Retirement Plan’s unfunded status.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of November 2, 2019. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

Expense is recognized in connection with these plans as contributions are funded, in accordance with GAAP. We made contributions to these plans, and recognized continuing and discontinued operations expense, of $41 million in fiscal 2019. In fiscal 2020, we expect to contribute approximately $37 million related to continuing operations contributions to the multiemployer pension plans, subject to the outcome of collective bargaining and capital market conditions. Furthermore, if we were to significantly reduce contributions, exit certain markets or otherwise cease making contributions to these plans, it could trigger a partial or complete withdrawal that would require us to record a withdrawal liability. Any withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Any triggered withdrawal obligation could result in a material charge and payment obligations that would be required to be made over an extended period of time.

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

Refer to Note 14—Benefit Plans in Part II, Item 8 of the Annual Report on Form 10-K for additional information regarding the plans in which we participate.

Contractual Obligations

The following schedule summarizes our significant contractual obligations as of November 2, 2019:

	Payments Due Per Period
(in millions)	Total	Remaining Fiscal 2020	Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Thereafter
Contractual obligations(1)(2):
Long-term debt(3)	$3,163	$24	$31	$62	$1,363	$1,683
Interest on long-term debt(4)	866	128	166	311	237	24
Operating leases(5)	1,730	146	166	300	214	904
Finance leases(6)	100	16	17	31	25	11
Purchase obligations(7)	247	140	67	34	4	2
Self-insurance liabilities(8)	96	31	21	22	11	11
Multiemployer plan withdrawal liability	74	1	2	5	7	59
Deferred compensation	4	4	—	—	—	—
Total contractual obligations	$6,280	$490	$470	$765	$1,861	$2,694

(1)
Because the timing of certain future payments beyond fiscal 2020 cannot be reasonably determined, contractual obligations payments due per fiscal period presented here exclude our discretionary funding of our pension plans and required funding of our postretirement benefit obligations. Pension and postretirement benefit obligations were $222.5 million as of November 2, 2019. We expect to contribute approximately $0.0 million to $6.0 million to pension and postretirement benefit plans during fiscal 2020.

(2)
Unrecognized tax benefits, which totaled $45.3 million as of November 2, 2019, were excluded from the contractual obligations table because an estimate of the timing of future tax settlements cannot be reasonably determined.

(3)
Long-term debt amounts exclude original issue discounts and deferred financing costs. Long-term debt payments due per fiscal period for 2020 through thereafter exclude any prepayments that may be required under the provisions of the Term Loan Facility because the amount of such future prepayment amounts, if any, are not reasonably estimable as of November 2, 2019.

(4)
Amounts include contractual interest payments (net of our interest rate swap payments) using the face value and interest rate as of November 2, 2019 applicable to our variable interest debt instruments (including the Term Loan Facility and ABL Credit Facility) and other fixed rate debt instruments. As of November 2, 2019, the face value of our variable interest debt instruments with a variable rate equal to one-month LIBOR plus an applicable margin was $3,039.0 million. As of November 2, 2019, the face value of our variable interest debt instruments with a variable rate equal to the prime rate plus an applicable margin was $65.2 million.

(5)
Represents the minimum rents payable under operating leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $233 million total, $41 million, $44 million, $70 million, $38 million, and $40 million, respectively.

(6)
Represents the minimum payments under finance leases, excluding common area maintenance, insurance or tax payments, for which we are also obligated, offset by minimum subtenant rentals of $10 million total, $3 million, $2 million, $3 million, $2 million, and $0 million, respectively.

(7)
Our purchase obligations include various obligations that have annual purchase commitments of $1 million or greater. As of November 2, 2019, future purchase obligations existed that primarily related to fixed asset, information technology and inventory purchase commitments. In addition, in the ordinary course of business, we enter into supply contracts to purchase product for resale to wholesale customers and retail customers, which are typically of a short-term nature with limited or no purchase commitments. The majority of our supply contracts are short-term in nature and relate to fixed assets, information technology and contracts to purchase product for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

(8)
Our insurance reserves include the undiscounted obligations related to workers’ compensation, general and automobile liabilities at the estimated ultimate cost of reported claims and claims incurred but not yet reported and related expenses.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies during the period covered by this Quarterly Report on Form 10-Q. Refer to the description of critical accounting policies included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 3, 2019.

Seasonality

Generally, we do not experience any material seasonality. However, our inventory levels and related demand for certain products of a seasonal nature may be influenced by holidays, changes in seasons or other annual events. In addition, our sales and operating results may vary significantly from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings and our interest rate swap agreements, and price increases in diesel fuel. Except as described in Note 8—Derivatives and Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report.

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

(b)    Changes in internal controls. On October 22, 2018, we completed the acquisition of Supervalu. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Supervalu. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at August 1, 2020. We are currently in process of integrating Supervalu’s internal controls over financial reporting. In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases, and updated our accounting policies and implemented new internal controls in conjunction with the new lease standard. Except for the ongoing integration of Supervalu and the new lease standard adoption, there has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate and antitrust. Other than as set forth in Note 16—Commitments,

Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 3, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. Repurchases will be made in accordance with applicable securities laws from time to time in the open market, through privately negotiated transactions, or otherwise. We may also implement all or part of the repurchase program pursuant to a plan or plans meeting the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

There were no share repurchases under the share repurchase program for the first quarter of fiscal 2020. As of November 2, 2019, there was approximately $175.8 million that may yet be purchased under the share repurchase program.

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period(1):
August 4, 2019 to September 7, 2019	—	$—	—	$—
September 8, 2019 to October 5, 2019	73,429	11.15	—	—
October 6, 2019 to November 2, 2019	71	7.45	—	175.8
Total	73,500	11.15	—	$—

(1)	The reported periods conform to our fiscal calendar.

(2)
These amounts include the deemed surrender by participants in our compensatory stock plans of 73,500 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.

Item 6.  Exhibits

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

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 1-15723)).

3.1	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 1-15723)).
10.1**
Offer Letter, effective August 23, 2019, between John W. Howard, Interim Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on October 1, 2019).

10.2**	Form of Amended and Restated Severance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 29, 2019).
10.3* **	Senior Management Annual Cash Incentive Plan, as amended.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020, filed with the SEC on December 11, 2019, formatted in Inline XBRL (included as Exhibit 101).
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

Dated:  December 11, 2019