Form 10-Q
period 2020-02-01
UNITED NATURAL FOODS INC
filed 2020-03-11
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 6, 2020 there were 53,617,855 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	February 1, 2020	August 3, 2019
ASSETS
Cash and cash equivalents	$40,064	$42,350
Accounts receivable, net	1,074,941	1,065,699
Inventories	2,134,905	2,089,416
Prepaid expenses and other current assets	224,174	226,727
Current assets of discontinued operations	145,369	143,729
Total current assets	3,619,453	3,567,921
Property and equipment, net	1,470,704	1,639,259
Operating lease assets	1,061,946	—
Goodwill	19,734	442,256
Intangible assets, net	978,170	1,041,058
Deferred income taxes	96,044	31,087
Other assets	108,470	107,319
Long-term assets of discontinued operations	327,905	352,065
Total assets	$7,682,426	$7,180,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,462,843	$1,476,857
Accrued expenses and other current liabilities	245,800	249,426
Accrued compensation and benefits	164,112	148,296
Current portion of operating lease liabilities	131,315	—
Current portion of long-term debt and finance lease liabilities	32,218	112,103
Current liabilities of discontinued operations	122,761	122,265
Total current liabilities	2,159,049	2,108,947
Long-term debt	2,917,131	2,819,050
Long-term operating lease liabilities	967,933	—
Long-term finance lease liabilities	56,799	108,208
Pension and other postretirement benefit obligations	205,651	237,266
Deferred income taxes	1,041	1,042
Other long-term liabilities	275,082	393,595
Long-term liabilities of discontinued operations	646	1,923
Total liabilities	6,583,332	5,670,031
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 54,175 shares issued and 53,560 shares outstanding at February 1, 2020; 53,501 shares issued and 52,886 shares outstanding at August 3, 2019	542	535
Additional paid-in capital	535,900	530,801
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(108,420)	(108,953)
Retained earnings	698,269	1,115,519
Total United Natural Foods, Inc. stockholders’ equity	1,102,060	1,513,671
Noncontrolling interests	(2,966)	(2,737)
Total stockholders' equity	1,099,094	1,510,934
Total liabilities and stockholders’ equity	$7,682,426	$7,180,965

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		26-Week Period Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net sales	$6,137,604	$6,149,206	$12,157,189	$9,017,362
Cost of sales	5,362,144	5,387,423	10,610,687	7,843,248
Gross profit	775,460	761,783	1,546,502	1,174,114
Operating expenses	750,845	751,922	1,526,259	1,115,087
Goodwill and asset impairment charges	—	370,871	425,405	370,871
Restructuring, acquisition and integration related expenses	29,686	47,125	43,936	115,129
Operating loss	(5,071)	(408,135)	(449,098)	(426,973)
Other expense (income):
Net periodic benefit income, excluding service cost	(3,277)	(10,906)	(14,661)	(11,750)
Interest expense, net	48,621	58,707	98,139	66,232
Other, net	(520)	(824)	(566)	(727)
Total other expense, net	44,824	46,977	82,912	53,755
Loss from continuing operations before income taxes	(49,895)	(455,112)	(532,010)	(480,728)
Benefit for income taxes	(17,728)	(91,809)	(91,481)	(96,064)
Net loss from continuing operations	(32,167)	(363,303)	(440,529)	(384,664)
Income from discontinued operations, net of tax	2,107	21,407	27,061	23,477
Net loss including noncontrolling interests	(30,060)	(341,896)	(413,468)	(361,187)
Less net (income) loss attributable to noncontrolling interests	(650)	171	(1,169)	168
Net loss attributable to United Natural Foods, Inc.	$(30,710)	$(341,725)	$(414,637)	$(361,019)

Basic (loss) earnings per share:
Continuing operations	$(0.60)	$(7.15)	$(8.25)	$(7.59)
Discontinued operations	$0.03	$0.42	$0.49	$0.46
Basic loss per share	$(0.57)	$(6.72)	$(7.77)	$(7.12)
Diluted (loss) earnings per share:
Continuing operations	$(0.60)	$(7.15)	$(8.25)	$(7.59)
Discontinued operations	$0.03	$0.42	$0.48	$0.46
Diluted loss per share	$(0.57)	$(6.72)	$(7.77)	$(7.12)
Weighted average shares outstanding:
Basic	53,523	50,815	53,368	50,699
Diluted	53,523	50,815	53,368	50,699

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	13-Week Period Ended		26-Week Period Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net loss including noncontrolling interests	$(30,060)	$(341,896)	$(413,468)	$(361,187)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	7,370	—	7,942	—
Recognition of interest rate swap cash flow hedges, net of tax(2)	(3,752)	(10,898)	(7,433)	(10,702)
Foreign currency translation adjustments	(347)	(310)	24	(982)
Total other comprehensive income (loss)	3,271	(11,208)	533	(11,684)
Less comprehensive (income) loss attributable to noncontrolling interests	(650)	171	(1,169)	168
Total comprehensive loss attributable to United Natural Foods, Inc.	$(27,439)	$(352,933)	$(414,104)	$(372,703)

(1)	Amounts are net of tax (benefit) expense of $2.4 million, $0.0 million, $2.6 million and $0.0 million, respectively.

(2)	Amounts are net of tax (benefit) expense of $(1.3) million, $(3.9) million, $(2.5) million and $(4.0) million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
For the 13-week periods ended February 1, 2020 and January 26, 2019
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at November 2, 2019	54,121	$541	615	$(24,231)	$532,958	$(111,691)	$728,979	$1,126,556	$(3,316)	$1,123,240
Restricted stock vestings and stock option exercises	19	1			(54)			(53)		(53)
Share-based compensation					2,704			2,704		2,704
Other comprehensive income						3,271		3,271		3,271
Distributions to noncontrolling interests								—	(300)	(300)
Proceeds from issuance of common stock, net	35				292			292		292
Net loss							(30,710)	(30,710)	650	(30,060)
Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$698,269	$1,102,060	$(2,966)	$1,099,094

Balances at October 27, 2018	51,426	$514	615	$(24,231)	$489,103	$(14,655)	$1,381,215	$1,831,946	$(1,630)	$1,830,316
Restricted stock vestings and stock option exercises	7				(11)			(11)		(11)
Share-based compensation					6,422			6,422		6,422
Other comprehensive loss						(11,208)		(11,208)		(11,208)
Distributions to noncontrolling interests								—	(255)	(255)
Net loss							(341,725)	(341,725)	(171)	(341,896)
Balances at January 26, 2019	51,433	$514	615	$(24,231)	$495,514	$(25,863)	$1,039,490	$1,485,424	$(2,056)	$1,483,368

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
For the 26-week periods ended February 1, 2020 and January 26, 2019
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2019	53,501	$535	615	$(24,231)	$530,801	$(108,953)	$1,115,519	$1,513,671	$(2,737)	$1,510,934
Cumulative effect of change in accounting principle							(2,613)	(2,613)		(2,613)
Restricted stock vestings and stock option exercises	443	5			(877)			(872)		(872)
Share-based compensation					3,951			3,951		3,951
Other comprehensive income						533		533		533
Distributions to noncontrolling interests								—	(1,398)	(1,398)
Proceeds from issuance of common stock, net	231	2			2,025			2,027		2,027
Net loss							(414,637)	(414,637)	1,169	(413,468)
Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$698,269	$1,102,060	$(2,966)	$1,099,094

Balances at July 28, 2018	51,025	510	615	(24,231)	483,623	(14,179)	1,400,232	1,845,955	—	1,845,955
Cumulative effect of change in accounting principle							277	277		277
Restricted stock vestings and stock option exercises, net of tax	408	4			(3,023)			(3,019)		(3,019)
Share-based compensation					14,511			14,511		14,511
Other/share-based compensation					403			403		403
Other comprehensive loss						(11,684)		(11,684)		(11,684)
Distributions to noncontrolling interests								—	(1,888)	(1,888)
Net loss							(361,019)	(361,019)	(168)	(361,187)
Balances at January 26, 2019	51,433	$514	615	$(24,231)	$495,514	$(25,863)	$1,039,490	$1,485,424	$(2,056)	$1,483,368

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	26-Week Period Ended
(In thousands)	February 1, 2020	January 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(413,468)	$(361,187)
Income from discontinued operations, net of tax	27,061	23,477
Net loss from continuing operations	(440,529)	(384,664)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	144,360	97,993
Share-based compensation	3,951	14,511
Loss (gain) on disposition of assets	1,269	(60)
Closed property and other restructuring charges	16,907	20,701
Goodwill and asset impairment charges	425,405	370,871
Net pension and other postretirement benefit income	(14,633)	(11,750)
Deferred income tax benefit	(60,260)	(65,605)
LIFO charge	12,943	6,265
Provision for doubtful accounts	45,503	7,958
Loss on debt extinguishment	73	2,117
Non-cash interest expense	7,393	4,298
Changes in operating assets and liabilities, net of acquired businesses	(151,247)	(62,679)
Net cash used in operating activities of continuing operations	(8,865)	(44)
Net cash provided by operating activities of discontinued operations	47,947	25,910
Net cash provided by operating activities	39,082	25,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,627)	(80,137)
Purchases of acquired businesses, net of cash acquired	—	(2,281,934)
Proceeds from dispositions of assets	11,737	168,274
Payments for long-term investment	(162)	(110)
Payments of company owned life insurance premiums	(1,310)	—
Other	—	363
Net cash used in investing activities of continuing operations	(74,362)	(2,193,544)
Net cash provided by investing activities of discontinued operations	16,677	44,263
Net cash used in investing activities	(57,685)	(2,149,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	2,050	1,905,000
Proceeds from borrowings under revolving credit line	2,269,989	2,698,604
Repayments of borrowings under revolving credit line	(2,162,821)	(1,666,600)
Repayments of long-term debt and finance leases	(93,326)	(713,366)
Proceeds from the issuance of common stock and exercise of stock options	2,027	118
Payment of employee restricted stock tax withholdings	(872)	(3,141)
Payments for debt issuance costs	—	(64,519)
Net cash provided by financing activities of continuing operations	17,047	2,156,096
Net cash used in financing activities of discontinued operations	(1,398)	(254)
Net cash provided by financing activities	15,649	2,155,842
EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	(1,868)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,935)	30,559
Cash and cash equivalents, at beginning of period	45,263	23,315
Cash and cash equivalents at end of period	42,328	53,874
Less: cash and cash equivalents of discontinued operations	(2,264)	(4,359)
Cash and cash equivalents	$40,064	$49,515
Supplemental disclosures of cash flow information:
Cash paid for interest	$94,010	$66,016
Cash (refunds) payments for federal and state income taxes, net	$(24,376)	$13,449
 See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Natural Foods, Inc. and its subsidiaries (the “Company” or “UNFI”) is a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services. The Company sells its products primarily throughout the United States and Canada.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the second quarter of fiscal 2020 and 2019 relate to the 13-week fiscal quarters ended February 1, 2020 and January 26, 2019, respectively. References to fiscal 2020 and 2019 year-to-date relate to the 26-week fiscal periods ended February 1, 2020 and January 26, 2019, respectively.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation, with the exception of sales transactions from continuing to discontinued operations for wholesale supply discussed further in Note 3—Revenue Recognition. Unless otherwise indicated, references to the Condensed Consolidated Statements of Operations, the Condensed Consolidated Balance Sheets and the Notes to the Condensed Consolidated Financial Statements exclude all amounts related to discontinued operations. Refer to Note 18—Discontinued Operations for additional information about discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of February 1, 2020 and August 3, 2019, the Company had net book overdrafts of $236.8 million and $236.9 million, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $37.1 million and $24.1 million at February 1, 2020 and August 3, 2019, respectively.

Leases

At the inception or modification of contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments, when lease contracts do not provide a readily determinable implicit rate. Incremental borrowing rates are determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms include option extension periods when it is reasonably certain that those options will be exercised. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For all classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed nonlease components.

The Company recognizes contractual obligations and receipts on a gross basis, such that the related lease obligation to the landlord is presented separately from the sublease created by the lease assignment to the assignee. As a result, the Company continues to recognize on its Condensed Consolidated Balance Sheets the operating lease assets and liabilities, and finance lease assets and obligations, for assigned leases.

The Company records operating lease expense and income using the straight-line method within Operating expenses, and lease income on a straight-line method for leases with its customers within Net sales. Finance lease expense is recognized as amortization expense within Operating expenses, and interest expense within Interest expense, net. For operating leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases where the Company receives rent-free periods, the Company recognizes expense and income based on a straight-line basis based on the total minimum lease payments to be made or lease receipts expected to be received over the expected lease term, including rent-free periods. The Company is generally obligated for property tax, insurance and maintenance expenses related to leased properties, which often represent variable lease expenses.  For contractual obligations on properties where the Company remains the primary obligor upon assignment of the lease and does not obtain a release from landlords or retain the equity interests in the legal entities with the related rent contracts, the Company continues to recognize rent expense and rent income within Operating expenses.

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

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases (Topic 842), which provides new comprehensive lease accounting guidance that supersedes previous lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing between finance and operating leases are substantially similar to criteria for distinguishing between capital and operating leases in previous lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. The Company adopted this standard in the first quarter of fiscal 2020 on August 4, 2019, the effective and initial application date, using the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company elected the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The impact of the adoption to the Company’s Condensed Consolidated Balance Sheets includes the recognition of operating lease liabilities of $1.1 billion with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments for existing operating leases. The difference between the amount of right-of-use assets and lease liabilities recognized is primarily related to adjustments to prepaid rent, deferred rent, lease intangible assets/liabilities, and closed property reserves. In addition, the adoption of the standard resulted in the derecognition of existing property and equipment for certain properties that did not previously qualify for sale accounting because the Company was determined to be the accounting owner during the construction phase. In addition, at the transition date the Company was constructing one facility that, when complete, the Company will perform a sale-leaseback assessment. For properties where the Company was deemed the accounting owner during construction for which construction has been completed, the difference between the assets and liabilities derecognized, net of the deferred tax impact, was recorded as an adjustment to retained earnings. Lessor accounting guidance remained largely unchanged from previous guidance. Adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Statements of Operations or Cash Flows. The Company has revised its accounting policies, processes and controls, and systems as applicable to comply with the provisions and disclosure requirements of the standard.

The effects of the changes, including those discussed above, made to the Company’s Condensed Consolidated Balance Sheets as of August 3, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at August 3, 2019	Adjustments due to adoption of the new lease guidance	Adjusted Balance at August 4, 2019
Assets
Prepaid expenses and other current assets	$226,727	$(14,733)	$211,994
Property and equipment, net	1,639,259	(142,541)	1,496,718
Operating lease assets	—	1,059,473	1,059,473
Intangible assets, net	1,041,058	(17,671)	1,023,387
Deferred income taxes	$31,087	1,052	$32,139
Total increase to assets		$885,580

Liabilities and Stockholders’ Equity
Accrued expense and other current liabilities	$249,426	$(7,260)	$242,166
Current portion of operating lease liabilities	—	137,741	137,741
Current portion of long-term debt and finance lease liabilities	112,103	(6,936)	105,167
Long-term operating lease liabilities	—	936,728	936,728
Long-term finance lease obligations	108,208	(37,565)	70,643
Other long-term liabilities	393,595	(134,515)	259,080
Total stockholders’ equity	$1,510,934	(2,613)	$1,508,321
Total increase to liabilities and stockholders’ equity		$885,580

In October 2018, the FASB issued authoritative guidance under ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU adds the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. This ASU is effective for public companies with interim and fiscal years beginning after December 15, 2018, which for the Company was the first quarter of fiscal year 2020. The Company adopted this standard in the first quarter of fiscal 2020 with no impact to the Company’s consolidated financial statements as LIBOR is still being used as benchmark interest rate.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. This ASU clarifies the accounting treatment for the measurement of credit losses under ASC 236 and provides further clarification on previously issued updates including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Since the Company adopted ASU 2017-12 in the fourth quarter of fiscal 2018, the amendments in ASU 2019-04 related to clarifications on Accounting for Hedging Activities have been adopted by the Company in the first quarter of fiscal 2020. The remaining amendments within ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company adopted the relevant portions of this standard in the first quarter of fiscal 2020 with no impact to Accumulated other comprehensive loss or Retained earnings for fiscal 2020, as the Company did not have separately measured ineffectiveness related to its cash flow hedges.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-05 requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises as authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company has outstanding cloud computing arrangements and continues to incur costs that it believes would be required to be capitalized under ASU 2018-05. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company is required to adopt this guidance in the first quarter of fiscal 2022. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, “Topic 326”). Topic 326 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition of credit losses. The Company is required to adopt this new guidance in the first quarter of fiscal 2021. The Company is currently reviewing the provisions of the new standard, establishing revised processes and controls to estimate expected losses for trade and other receivables, guarantees and other instruments, and evaluating its impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to Topic 740’s general principles. The amendments also improve consistent application and simplifies its application. The Company is required to adopt this guidance in the first quarter of fiscal 2022. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

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

•	Other, which includes conventional military business, international customers outside of Canada, as well as sales to Amazon.com, Inc., e-commerce, and foodservice

The following tables detail the Company’s revenue recognition for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	February 1, 2020
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$3,879	$—	$—	$3,879
Supernatural	1,210	—	—	1,210
Independents	631	—	—	631
Other	425	38	(45)	418
Total	$6,145	$38	$(45)	$6,138

	Net Sales for the 13-Week Period Ended
(in millions)	January 26, 2019(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$3,928	$—	$—	$3,928
Supernatural	1,100	—	—	1,100
Independents	675	—	—	675
Other	428	57	(39)	446
Total	$6,131	$57	$(39)	$6,149

	Net Sales for the 26-Week Period Ended
(in millions)	February 1, 2020(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$7,648	$—	$—	$7,648
Supernatural	2,321	—	—	$2,321
Independents	1,299	—	—	1,299
Other	883	102	(96)	889
Total	$12,151	$102	$(96)	$12,157

	Net Sales for the 26-Week Period Ended
(in millions)	January 26, 2019(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$4,858	$—	$—	$4,858
Supernatural	2,127	—	—	2,127
Independents	1,334	—	—	1,334
Other	668	106	(76)	698
Total	$8,987	$106	$(76)	$9,017

(1)
During the first quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect reclassification of customer types resulting from management’s determination that a customer serviced by both Supervalu and legacy UNFI should be classified as a Supermarket customer given that customer’s operations. During the second quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect conventional military sales within Other instead of Independents based on management’s determination to better reflect the focus of its ongoing business and the definition of customer channels above. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. As a result of these adjustments, net sales to the Company’s Supermarkets channel for the second quarter of fiscal 2019 and for fiscal 2019 year-to-date increased approximately $26 million and $51 million, respectively, compared to the previously reported amounts, while net sales to the Other channel for the second quarter of fiscal 2019 and for fiscal 2019 year-to-date increased $109 million and $117 million, respectively, compared to previously reported amounts. Net sales to the Company’s Independents channel for the second quarter of fiscal 2019 and fiscal 2019 year-to-date decreased $135 million and $168 million, respectively, compared to the previously reported amounts. In addition, net sales to the Company’s Other channel for the first quarter of fiscal 2020 increased $90 million compared to the previously reported amounts, with an offsetting elimination to the Independents channel.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, as international distribution occurs through freight-forwarders. The Company does not have any performance obligations related to international shipments subsequent to delivery to the domestic port.

Sales from the Company’s Wholesale segment to its retail discontinued operations are presented within Net Sales when the Company holds the business for sale with a supply agreement that it anticipates the sale of the retail banner to include upon its disposal. The Company recorded $251.5 million and $265.2 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the second quarters of fiscal 2020 and 2019, respectively, and $496.1 million and $287.0 million for fiscal 2020 and 2019 year-to-date, respectively, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for purchases by retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $96.6 million and $153.6 million in the second quarters of fiscal 2020 and 2019, respectively, and $209.6 million and $163.4 million in fiscal 2020 and 2019 year-to-date, respectively.

Contract Balances

Accounts and notes receivable are as follows:

(in thousands)	February 1, 2020	August 3, 2019
Customer accounts receivable	$1,111,173	$1,063,167
Allowance for uncollectible receivables	(59,724)	(20,725)
Other receivables, net	23,492	23,257
Accounts receivable, net	$1,074,941	$1,065,699

Customer notes receivable, net, included within Prepaid expenses and other current assets	$12,878	$11,912
Long-term notes receivable, net, included within Other assets	$24,344	$34,408

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

The assets and liabilities of Supervalu were recorded in the Company’s Consolidated Financial Statements on a preliminary basis at their estimated fair values as of the acquisition date. In conjunction with the Supervalu acquisition, the Company announced its plan to sell the remaining acquired retail operations of Supervalu. Refer to Note 18—Discontinued Operations for more information on discontinued operations.

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

During the first quarter of fiscal 2020, the Company finalized its fair value estimates of its net assets, primarily by completing income tax returns and reviews of carrying values of other assets and liabilities. There were no material changes to preliminary amounts previously reported.

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

The accompanying Condensed Consolidated Statements of Operations include the results of operations of Supervalu from October 22, 2018. Supervalu’s net sales from discontinued operations for this time period are reported in Note 18—Discontinued Operations.

The following table presents unaudited supplemental pro forma consolidated Net sales and Net loss from continuing operations based on the Company’s historical reporting periods as if the acquisition of Supervalu had occurred as of July 30, 2017:

	13-Week Period Ended	26-Week Period Ended
(in thousands, except per share data)	January 27, 2018(2)	January 26, 2019(1)	January 27, 2018(2)
Net sales	$6,159,106	$12,134,176	$12,056,161
Net loss from continuing operations	$(25,388)	$(411,196)	$(34,349)
Basic net loss continuing operations per share	$(0.50)	$(8.11)	$(0.68)
Diluted net loss from continuing operations per share	$(0.50)	$(8.11)	$(0.68)

(1)	Includes 12 weeks of pro forma Supervalu results for the period ended September 8, 2018.

(2)
Includes 13 and 26 weeks of pro forma Supervalu results for the period ended December 2, 2017 and 6 and 19 weeks of pro forma Associated Grocers of Florida, Inc. results for the period ended November 4, 2017, which was acquired by Supervalu on December 8, 2017.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

NOTE 5—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended		26-Week Period Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
2019 SUPERVALU INC. restructuring expenses	$664	$18,097	$2,501	$54,166
Acquisition and integration costs	15,411	9,481	24,705	41,416
Closed property charges and costs	13,611	19,547	16,730	19,547
Total	$29,686	$47,125	$43,936	$115,129

Restructuring Programs

The following is a summary of the current period activity within restructuring reserves by program included in the Condensed Consolidated Balance Sheets, primarily within Accrued compensation and benefits for severance and other employee separation costs and related tax payments.

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	2017 Cost Saving and Efficiency Initiatives	Total
Balances at August 3, 2019	$11,857	$383	701	$12,941
Restructuring program charge	2,501	—	—	2,501
Cash payments	(9,799)	—	—	(9,799)
Balances at February 1, 2020	$4,559	$383	$701	$5,643

Cumulative program charges incurred from inception to date	$76,915	$2,219	$6,864	$85,998

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

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 3, 2019	$432,103	(1)	$10,153	(2)	$442,256
Goodwill adjustment for prior fiscal year business combinations	1,424		—		1,424
Impairment charges	(423,712)		(293)		(424,005)
Change in foreign exchange rates	59		—		59
Goodwill as of February 1, 2020	$9,874	(1)	$9,860	(2)	$19,734

(1)	Amounts are net of accumulated goodwill impairment charges of $292.8 million and $716.5 million as of August 3, 2019 and February 1, 2020, respectively.

(2)	Amounts are net of accumulated goodwill impairment charges of $9.3 million and $9.6 million as of August 3, 2019 and February 1, 2020.

Identifiable intangible assets consisted of the following:

	February 1, 2020			August 3, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,007,084	$142,306	$864,778	$1,007,089	$111,940	$895,149
Non-compete agreements	12,900	8,881	4,019	12,900	6,237	6,663
Operating lease intangibles	10,482	1,481	9,001	32,103	2,209	29,894
Trademarks and tradenames	67,700	23,141	44,559	67,700	14,161	53,539
Total amortizing intangible assets	1,098,166	175,809	922,357	1,119,792	134,547	985,245
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,153,979	$175,809	$978,170	$1,175,605	$134,547	$1,041,058

Amortization expense was $21.5 million and $20.9 million for the second quarters of fiscal 2020 and 2019, respectively, and $43.6 million and $24.6 million for fiscal 2020 and 2019 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of February 1, 2020 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2020	$42,774
2021	71,510
2022	65,893
2023	65,842
2024	66,054
2025 and thereafter	610,284
$922,357

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at February 1, 2020
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$216	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$21	$—
Mutual funds	Other assets	$1,731	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$22,679	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$64,540	$—

		Fair Value at August 3, 2019
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$389	$—
Mutual funds	Prepaid expenses and other current assets	$7	$—	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$145	$—
Mutual funds	Other assets	$1,799	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$16,360	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$60,737	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of February 1, 2020, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $60.2 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $62.9 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

Mutual Funds

Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy.

Fuel Supply Agreements and Derivatives

To reduce diesel price risk, the Company has entered into derivative financial instruments and/or forward purchase commitments for a portion of its projected monthly diesel fuel requirements at fixed prices. As of August 3, 2019, the Company had no outstanding fuel supply agreements and derivative agreements. As of February 1, 2020, the fair value of the Company’s fuel supply agreements and derivatives were immaterial.

Foreign Exchange Derivatives

To reduce foreign exchange risk, the Company has entered into derivative financial instruments for a portion of its projected monthly foreign currency requirements at fixed prices. As of August 3, 2019, the Company’s outstanding foreign currency forward contracts were immaterial. As of February 1, 2020, the fair value of the Company’s outstanding foreign currency forward contracts were immaterial.

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

	February 1, 2020		August 3, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$37,222	$36,781	$46,320	$45,232
Long-term debt, including current portion	$2,935,976	$2,842,994	$2,906,483	$2,730,271

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at February 1, 2020. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of February 1, 2020, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(3)	Floating Rate Reset Terms
March 21, 2019	May 15, 2020	$100.0	2.4490%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2020	100.0	2.8240%	One-Month LIBOR	Monthly
June 9, 2016	April 29, 2021	25.0	1.0650%	One-Month LIBOR	Monthly
June 24, 2016	April 29, 2021	25.0	0.9260%	One-Month LIBOR	Monthly
January 23, 2019	April 29, 2021	50.0	2.5500%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2021	100.0	2.2520%	One-Month LIBOR	Monthly
June 10, 2019	June 30, 2021	50.0	2.2290%	One-Month LIBOR	Monthly
November 30, 2018	October 29, 2021	100.0	2.8084%	One-Month LIBOR	Monthly
March 21, 2019	April 15, 2022	100.0	2.3645%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2022	100.0	2.2170%	One-Month LIBOR	Monthly
June 28, 2019	June 30, 2022	50.0	2.1840%	One-Month LIBOR	Monthly
August 3, 2015(1)	August 15, 2022	58.5	1.7950%	One-Month LIBOR	Monthly
August 3, 2015(2)	August 15, 2022	39.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$2,097.5

(1)
On March 31, 2015, the Company amended the original contract to reduce the beginning notional principal amount from $140 million to $84 million. The swap contract has an amortizing notional principal amount which is reduced by $1.5 million on a quarterly basis.

(2)	The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.

(3)	For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		26-Week Period Ended
	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
(In thousands)	Interest Expense, net		Interest Expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$48,621	$58,707	$98,139	$66,232
Gain or (loss) on cash flow hedging relationships:
Gain or (loss) reclassified from comprehensive income into income	$(4,251)	$(108)	$(6,621)	$443
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$—	$22	$—	$(66)

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at February 1, 2020	Calendar Maturity Year	February 1, 2020	August 3, 2019
Term Loan Facility	5.90%	2025	$1,782,000	$1,864,900
ABL Credit Facility	3.40%	2023	1,187,168	1,080,000
Other secured loans	5.20%	2023-2024	55,408	57,649
Debt issuance costs, net			(50,220)	(54,891)
Original issue discount on debt			(38,380)	(41,175)
Long-term debt, including current portion			2,935,976	2,906,483
Less: current portion of long-term debt			(18,845)	(87,433)
Long-term debt			$2,917,131	$2,819,050

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

As of February 1, 2020, the U.S. Borrowers’ Borrowing Base, net of $179.1 million of reserves, was $2,103.1 million, which is above the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of February 1, 2020, the Canadian Borrower’s Borrowing Base, net of $3.7 million of reserves, was $38.1 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,088.1 million for ABL Loans and letters of credit under the ABL Credit Facility. As of February 1, 2020, the U.S. Borrowers had $1,187.2 million of ABL Loans outstanding, which are presented net of debt issuance costs of $11.4 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets, and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility. As of February 1, 2020, the U.S. Borrowers had $76.8 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $824.1 million as of February 1, 2020.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. As of February 1, 2020, the applicable margin for base rate loans was 0.25%, and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of February 1, 2020, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the fiscal quarter ending on January 26, 2019, and quarterly thereafter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of February 1, 2020, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

The ABL Loan Agreement subjects the Company to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each fiscal quarter on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. The Company has not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report.

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused available credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	February 1, 2020
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,233,585
Certain receivables included in Accounts receivables, net and Current assets of discontinued operations	$1,056,052

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of February 1, 2020.

Unused available credit and fees under the ABL Credit Facility (in thousands, except percentages):	February 1, 2020
Outstanding letters of credit	$76,757
Letter of credit fees	1.375%
Unused available credit	$824,149
Unused facility fees	0.25%

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

In fiscal year-to-date 2020, the Company made mandatory prepayments and voluntary prepayments of $15.3 million and $5.8 million, respectively, on the 364-day Tranche with asset sale proceeds. In connection with the prepayments, the Company incurred a loss on debt extinguishment related to unamortized debt issuance costs of $0.1 million, which was recorded within Interest expense, net in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2020.

The loans under the 364-day Tranche were then paid in full on October 21, 2019. The Company funded the scheduled maturity of the $52.8 million outstanding borrowings under the 364-day Tranche with incremental borrowings under the ABL Credit Facility on October 21, 2019.

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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of February 1, 2020, there was $585.7 million of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2020 that may be required in fiscal 2021 is not reasonably estimable as of February 1, 2020.

The borrowings under the Term B Tranche of the Term Loan Facility bear interest at rates that, at the Term Borrowers’ option, can be either: (i) a base rate and a margin of 3.25% or (ii) a LIBOR rate and a margin of 4.25%; provided that the LIBOR rate shall never be less than 0.0%. The Term Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available.

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

As of February 1, 2020, the Company had borrowings of $1,782.0 million and no amounts outstanding under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $38.8 million and an original issue discount on debt of $38.0 million. As of February 1, 2020, $18.0 million of the Term B Tranche was classified as current, excluding debt issuance costs and original issue discount on debt.

NOTE 10—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component net of tax for fiscal 2020 year-to-date are as follows:

(in thousands)	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive gain (loss) before reclassifications	1,480	24	(2,588)	(1,084)
Amortization of amounts included in net periodic benefit income	(1,148)	—	—	(1,148)
Amortization of cash flow hedge	—	—	(4,845)	(4,845)
Pension settlement charge	7,610	—	—	7,610
Net current period Other comprehensive income (loss)	7,942	24	(7,433)	533
Accumulated other comprehensive loss at February 1, 2020	$(24,516)	$(20,058)	$(63,846)	$(108,420)

Changes in Accumulated other comprehensive loss by component net of tax for fiscal 2019 year-to-date are as follows:

(in thousands)	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 28, 2018	$(19,053)	$4,874	$(14,179)
Other comprehensive loss before reclassifications	(982)	(11,035)	(12,017)
Amortization of cash flow hedge	—	333	333
Net current period Other comprehensive loss	(982)	(10,702)	(11,684)
Accumulated other comprehensive loss at January 26, 2019	$(20,035)	$(5,828)	$(25,863)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		26-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(777)	$—	$(1,551)	$—	Net periodic benefit income, excluding service cost
Pension settlement charge	10,303	—	10,303	—	Net periodic benefit income, excluding service cost
Total reclassifications	9,526	—	8,752	—
Income tax benefit	2,492	—	2,290	—	Benefit for income taxes
Total reclassifications, net of tax	$7,034	$—	$6,462	$—

Swap agreements:
Reclassification of cash flow hedge	$(4,251)	$(108)	$(6,621)	$443	Interest expense, net
Income tax (expense) benefit	(1,348)	—	(1,776)	110	Benefit for income taxes
Total reclassifications, net of tax	$(2,903)	$(108)	$(4,845)	$333

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 13—Benefit Plans.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities are as follows (in thousands):

Lease Type	Balance Sheet Location	February 1, 2020
Operating lease assets	Operating lease assets	$1,061,946
Finance lease assets	Property and equipment, net	56,242
Total lease assets		$1,118,188

Operating liabilities	Current portion of operating lease liabilities	$131,315
Finance liabilities	Current portion of long-term debt and finance lease liabilities	13,373
Operating liabilities	Long-term operating lease liabilities	967,933
Finance liabilities	Long-term finance lease liabilities	56,799
Total lease liabilities		$1,169,420

The Company's lease cost under ASC 842 for the 13-week and 26-week periods ended February 1, 2020 is as follows:

(in thousands)	Statement of Operations Location	13-Week Period Ended	26-Week Period Ended
		February 1, 2020	February 1, 2020
Operating lease cost	Operating expenses(2)	$66,263	$133,404
Short-term lease cost	Operating expenses	1,475	11,989
Variable lease cost	Operating expenses(2)	43,951	78,907
Sublease income	Operating expenses(2)	(12,258)	(23,198)
Sublease income	Net sales	(5,912)	(10,747)
Net operating lease cost(1)		93,519	190,355
Amortization of leased assets	Operating expenses	3,693	8,396
Interest on lease liabilities	Interest expense, net	1,899	4,017
Finance lease cost		$5,592	12,413
Total net lease cost		$99,111	$202,768

(1)
Rent expense as presented here includes $11.9 million and $24.4 million in the second quarter and year-to-date of fiscal 2020, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.

(2)
Includes certain lease expense or income that is recorded within Restructuring, acquisition and integration related expenses for surplus, non-operating properties for which the Company is restructuring its obligations and which are not separately material.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases have not been reduced for future minimum lease and subtenant rentals (“Lease Receipts”) under certain operating subleases, including lease assignments for stores sold to third parties, which they operate. As of February 1, 2020, these lease obligations and lease receipts consisted of the following (in thousands):

Maturity of Lease Liabilities and Lease Receipts	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases(2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Remaining fiscal 2020	$129,751	$11,346	$(30,660)	$(40)	$99,091	$11,306
2021	221,930	17,241	(52,039)		169,891	17,241
2022	211,515	16,185	(46,847)		164,668	16,185
2023	184,300	15,292	(36,032)		148,268	15,292
2024	157,651	14,228	(27,894)		129,757	14,228
Thereafter	1,078,576	15,530	(62,525)		1,016,051	15,530
Total undiscounted lease liabilities and receipts	$1,983,723	$89,822	$(255,997)	$(40)	$1,727,726	$89,782
Less interest (3)	(884,475)	(19,650)
Present value of lease liabilities	1,099,248	70,172
Less current lease liabilities	(131,315)	(13,373)
Long-term lease liabilities	$967,933	$56,799

(1)
Operating lease payments include $14.5 million related to extension options that are reasonably certain of being exercised and exclude $10.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

As of August 3, 2019, future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases, which have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments, consisted of the following amounts (in thousands):

	Lease Obligations		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases
2020	$223,612	$41,550	$(55,922)	$(319)	$167,690	$41,231
2021	190,845	32,804	(41,425)	—	149,420	32,804
2022	179,326	29,869	(35,998)	—	143,328	29,869
2023	154,812	26,699	(25,591)	—	129,221	26,699
2024	135,795	23,095	(18,183)	—	117,612	23,095
Thereafter	1,063,674	46,999	(59,186)	—	1,004,488	46,999
Total future minimum obligations (receipts)	$1,948,064	$201,016	$(236,305)	$(319)	$1,711,759	$200,697
Less interest		(68,138)
Present value of capital lease obligations		132,878
Less current capital lease obligations		(24,670)
Long-term capital lease obligations		$108,208

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	10.9 years
Finance leases	5.2 years
Weighted-average discount rate
Operating leases	10.7%
Finance leases	9.9%

Other Information	26-Week Period Ended
(in thousands)	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	110,221
Operating cash flows from finance leases	3,568
Financing cash flows from finance leases	6,135
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	121,455

NOTE 12—SHARE-BASED AWARDS

During the second quarter of fiscal 2020, the Company authorized for issuance and registered 7.2 million shares of common stock for issuance under the 2020 Equity Incentive Plan. In addition, the remaining shares that were available for issuance under the Company’s Amended and Restated 2012 Equity Incentive Plan may be issued under the 2020 Equity Incentive Plan. In the second quarter of fiscal 2020, the Company granted restricted stock units and performance share units representing a right to receive an aggregate of 5.8 million shares to its directors, executive officers and certain employees. As of February 1, 2020, there were 2.6 million shares available for issuance under the 2020 Equity Incentive Plan.

NOTE 13—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$14	$55
Interest cost	13,602	24,004	236	477
Expected return on plan assets	(26,587)	(35,415)	(54)	(58)
Amortization of net actuarial loss (gain)	3	—	(780)	—
Pension settlement charge	10,303	—	—	—
Net periodic benefit (income) cost	$(2,679)	$(11,411)	$(584)	$474

Contributions to benefit plans	$(1,150)	$(151)	$(60)	$(117)

	26-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$28	$59
Interest cost	30,292	25,851	472	515
Expected return on plan assets	(54,069)	(38,139)	(108)	(63)
Amortization of net actuarial loss (gain)	6	—	(1,557)	—
Pension settlement charge	10,303	—	—	—
Net periodic benefit (income) cost	$(13,468)	$(12,288)	$(1,165)	$511

Contributions to benefit plans	$(5,250)	$(188)	$(160)	$(126)

Pension Contributions

No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan in fiscal 2020. Minimum pension contributions of $8.25 million are required to be made under the Unified Grocers, Inc. Cash Balance Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in fiscal 2020. The Company expects to contribute approximately $0.0 million and $6.0 million to its other defined benefit pension plans and postretirement benefit plans, respectively, in fiscal 2020.

Multiemployer Pension Plans

The Company contributed $12.6 million and $7.6 million in the second quarters of fiscal 2020 and 2019, respectively, and $26.1 million and $7.7 million in fiscal 2020 and 2019 year-to-date, respectively, to continuing and discontinued operations multiemployer pension plans.

In connection with the Company’s consolidation of distribution centers in the Pacific Northwest, during the second quarter of fiscal 2020, the Company recorded a $10.6 million multiemployer pension plan withdrawal liability, under which payments will be made over a one-year period beginning in fiscal 2022. The withdrawal liability is included in Other long-term liabilities and the withdrawal charge was recorded within Restructuring, acquisition and integration related expenses.

Lump Sum Pension Settlement

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on estimated offer acceptances. The plan made aggregate lump sum settlement payments of $664.0 million to plan participants during the second quarter of fiscal 2020. The lump sum settlement payments resulted in a non-cash pension settlement charge of $10.3 million in the second quarter of fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. As a result of the settlement payments, the SUPERVALU Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $1.5 million decrease to Accumulated other comprehensive loss.

NOTE 14—INCOME TAXES

The effective income tax rate for continuing operations was a benefit of 35.5% compared to a benefit of 20.2% on pre-tax losses for the second quarter of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the second quarter of fiscal 2020 was primarily driven by a tax benefit on the impairment of goodwill and a tax benefit on the release of unrecognized tax positions that both occurred in the second quarter of fiscal 2019 but did not recur in the second quarter of fiscal 2020.

The tax provision included $0.2 million and $77.0 million of discrete tax benefit for the second quarter of fiscal 2020 and fiscal 2019, respectively. The discrete tax benefit for the second quarter of fiscal 2019 was primarily due to a tax benefit of approximately $68.4 million related to the goodwill impairment charge, as well as a tax benefit related to unrecognized tax positions of approximately $8.7 million.

The effective income tax rate for continuing operations was a benefit of 17.2% compared to a benefit of 20.0% on pre-tax losses for fiscal 2020 year-to-date and fiscal 2019 year-to-date, respectively. The decrease in the effective income tax benefit rate was primarily driven by a tax benefit of approximately $8.7 million recorded in fiscal 2019 for the release of unrecognized tax positions that did not recur in fiscal 2020.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		26-Week Period Ended
(in thousands, except per share data)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Basic weighted average shares outstanding	53,523	50,815	53,368	50,699
Net effect of dilutive stock awards based upon the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	53,523	50,815	53,368	50,699

Basic per share data:
Continuing operations	$(0.60)	$(7.15)	$(8.25)	$(7.59)
Discontinued operations	$0.03	$0.42	$0.49	$0.46
Basic loss per share	$(0.57)	$(6.72)	$(7.77)	$(7.12)
Diluted per share data:
Continuing operations	$(0.60)	$(7.15)	$(8.25)	$(7.59)
Discontinued operations(1)	$0.03	$0.42	$0.48	$0.46
Diluted loss per share	$(0.57)	$(6.72)	$(7.77)	$(7.12)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	7,413	4,094	7,834	1,969

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards, of approximately 244 thousand shares and 107 thousand for the second quarters of fiscal 2020 and 2019, respectively, and 153 thousand and 353 thousand shares for fiscal 2020 and 2019 year-to-date, respectively.

NOTE 16—BUSINESS SEGMENTS

The Company has two operating segments aggregated under the Wholesale reportable segment: Wholesale and Canada Wholesale. In addition, the Company’s Retail operating segment is a separate reportable segment, which consists of discontinued operations disposal groups. The Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce, and conventional grocery and non-food products, and is also a provider of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. In the first quarter of fiscal 2020, the Company changed its measurement of segment profit, which resulted in additional corporate expenses that were previously included in Other now being attributed to the Wholesale business. Prior period amounts have been recast to reflect this new measurement approach. Non-operating expenses that are not allocated to the operating segments are under the caption of Unallocated (Income)/Expenses.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended February 1, 2020:
Net sales(1)	$6,144,381	$38,267	$(45,044)	$—	$6,137,604
Restructuring, acquisition and integration related expenses	11,410	18,276	—	—	29,686
Operating loss	18,745	(22,817)	(999)	—	(5,071)
Total other expense, net				44,824	44,824
Loss from continuing operations before income taxes					(49,895)
Depreciation and amortization	65,562	3,657	—	—	69,219
Capital expenditures	43,220	285		—	43,505
Total assets of continuing operations	6,622,768	633,031	(46,644)	—	7,209,155

13-Week Period Ended January 26, 2019:
Net sales(2)	$6,131,418	$56,717	$(38,929)	$—	$6,149,206
Restructuring, acquisition and integration related expenses	4	47,121	—	—	47,125
Operating loss	(352,678)	(55,138)	(319)	—	(408,135)
Total other expense, net	—	—	—	46,977	46,977
Loss from continuing operations before income taxes					(455,112)
Depreciation and amortization	69,801	3,399	—	—	73,200
Capital expenditures	63,673	83	—	—	63,756
Total assets of continuing operations	6,497,883	361,063	(36,203)	—	6,822,743

(1)
For the second quarter of fiscal 2020, the Company recorded $251.5 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(2)
For the second quarter of fiscal 2019, the Company recorded $265.2 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
26-Week Period Ended February 1, 2020:
Net sales(1)	$12,151,476	$102,016	$(96,303)	$—	$12,157,189
Goodwill and asset impairment charges	423,703	1,702	—	—	425,405
Restructuring, acquisition and integration related expenses	19,362	24,574	—	—	43,936
Operating loss	(397,484)	(52,127)	513	—	(449,098)
Total other expense, net	—	—	—	82,912	82,912
Loss from continuing operations before income taxes	—	—	—	—	(532,010)
Depreciation and amortization	133,761	10,599	—	—	144,360
Capital expenditures	83,349	1,278	—	—	84,627

26-Week Period Ended January 26, 2019:
Net sales(2)	$8,988,384	$105,471	$(76,493)	$—	9,017,362
Goodwill and asset impairment charges	370,871	—	—	—	370,871
Restructuring, acquisition and integration related expenses	4	115,125	—	—	115,129
Operating loss	(292,441)	(133,467)	(1,065)	—	(426,973)
Total other expense, net	—	—	—	53,755	53,755
Loss from continuing operations before income taxes	—	—	—	—	(480,728)
Depreciation and amortization	93,318	4,675	—	—	97,993
Capital expenditures	79,410	727	—	—	80,137

(1)
For fiscal 2020 year-to-date, the Company recorded $496.1 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(2)
For fiscal 2019 year-to-date, the Company recorded $287.0 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 1, 2020. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to eleven years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of February 1, 2020, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $34.5 million ($26.0 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements as the fair value has been determined to be de minimis.

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

Agreements with Save-A-Lot and Onex

The Agreement and Plan of Merger pursuant to which Supervalu sold the Save-A-Lot business in 2016 (the “SAL Merger Agreement”) contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties and covenants, and certain other specified matters, on the terms and subject to the limitations set forth in the SAL Merger Agreement. Similarly, Supervalu entered into a Separation Agreement (the “Separation Agreement”) with Moran Foods, LLC d/b/a Save-A-Lot (“Moran Foods”), which contains indemnification obligations and covenants related to the separation of the assets and liabilities of the Save-A-Lot business from the Company. The Company also entered into a Services Agreement with Moran Foods (the “Services Agreement”), pursuant to which the Company is providing Save-A-Lot various technical, human resources, finance and other operational services for a term of five years, subject to termination provisions that can be exercised by each party. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. The Services Agreement generally requires each party to indemnify the other party against third-party claims arising out of the performance of or the provision or receipt of services under the Services Agreement. While the Company’s aggregate indemnification obligations to Save-A-Lot and Onex, the purchaser of Save-A-Lot, could result in a material liability, the Company is not aware of any matters that are expected to result in a material liability. The Company has recorded the fair value of the guarantee in the Condensed Consolidated Balance Sheets within Other long-term liabilities.

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of February 1, 2020, the Company had approximately $236.0 million of non-cancelable future purchase obligations.

Legal Proceedings

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. In the 2003 transaction, Supervalu purchased certain assets of the Fleming Corporation as part of Fleming Corporation’s bankruptcy proceedings and sold certain of Supervalu’s assets to C&S that were located in New England. Three other retailers filed similar complaints in other jurisdictions and the cases were consolidated in the United States District Court in Minnesota. The complaints alleged that the conspiracy was concealed and continued through the use of non-compete and non-solicitation agreements and the closing down of the distribution facilities that Supervalu and C&S purchased from each other. Plaintiffs were divided into Midwest plaintiffs and a New England plaintiff and are seeking monetary damages, injunctive relief and attorney’s fees. As previously disclosed, the Company settled with the Midwest plaintiffs in November 2017. The New England plaintiff was not a party to the settlement and is pursuing its individual claims and potential class action claims against Supervalu, which at this time are determined as remote. On February 15, 2018, Supervalu filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted Supervalu’s motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018. Briefing on the appeal is complete and the hearing occurred on October 15, 2019. On December 20, 2019, the 8th Circuit affirmed the District Court’s decision.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of February 1, 2020, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

NOTE 18—DISCONTINUED OPERATIONS

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

In the second quarter of fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During the second quarter of fiscal 2020, within discontinued operations the Company incurred approximately $30.5 million in pre-tax aggregate costs and charges, consisting of $12.4 million of operating losses and transaction costs during the period of wind-down, $8.6 million of property and equipment impairment charges related to impairment reviews on the remaining locations (discussed below), $6.2 million of severance costs and $3.2 million of losses on sale. The Company expects to incur additional related costs and charges in the third quarter of fiscal 2020. In the second quarter of fiscal 2020, the Company reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values. Based on the announced transactions and an updated impairment assessment, the Company recorded property and equipment impairment charges of $8.6 million for the remaining Shoppers assets within discontinued operations, which is included above.

The Company continues to hold the remaining Shoppers stores and the Cub Foods business for sale. The Company may incur additional costs and charges in the future related to Cub Foods or Shoppers if there are declines in their estimated fair values or if we incur additional wind-down or employee-related costs or charges.

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

In the fourth quarter of fiscal 2019, the Company completed the sale of the pharmacy prescription files and inventory of the Shoppers disposal group. As of February 1, 2020, only the Cub Foods and Shoppers disposal groups continue to be classified as operations held for sale as discontinued operations.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended		26-Week Period Ended
(In thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January, 26, 2019(1)
Net sales	$613,705	$727,037	$1,224,526	$773,635
Cost of sales	451,007	533,639	892,078	568,173
Gross profit	162,698	193,398	332,448	205,462
Operating expenses	129,413	156,710	265,848	166,204
Restructuring expenses and charges	30,851	10,382	32,213	10,382
Operating income	2,434	26,306	34,387	28,876
Other income, net	41	(339)	(1,050)	(588)
Income from discontinued operations before income taxes	2,393	26,645	35,437	29,464
Income tax provision	286	5,239	8,376	5,987
Income from discontinued operations, net of tax	$2,107	$21,407	$27,061	$23,477

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to January 26, 2019.

The Company recorded $251.5 million and $265.2 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the second quarters of fiscal 2020 and 2019, respectively, and $496.1 million and $287.0 million in fiscal 2020 and 2019 year-to-date, respectively, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $96.6 million and $153.6 million in the second quarters of fiscal 2020 and 2019, respectively, and $209.6 million and $163.4 million in fiscal 2020 and 2019 year-to-date, respectively.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below.

(In thousands)	February 1, 2020	August 3, 2019
Current assets
Cash and cash equivalents	$2,264	$2,917
Receivables, net	17,756	1,471
Inventories	120,231	129,142
Other current assets	5,118	10,199
Total current assets of discontinued operations	145,369	143,729
Long-term assets
Property and equipment	276,132	301,395
Intangible assets	49,687	48,788
Other assets	2,086	1,882
Total long-term assets of discontinued operations	327,905	352,065
Total assets of discontinued operations	$473,274	$495,794

Current liabilities
Accounts payable	$68,024	$61,634
Accrued compensation and benefits	39,893	45,887
Other current liabilities	14,844	14,744
Total current liabilities of discontinued operations	122,761	122,265
Long-term liabilities
Other long-term liabilities	646	1,923
Total liabilities of discontinued operations	123,407	124,188
Net assets of discontinued operations	$349,867	$371,606

As of February 1, 2020, the fair value of disposal groups were estimated based on each group’s expected consideration less costs to sell. Estimated fair values include indications of values that are based on the stand-alone fair values of the long-lived assets of the disposal group exclusive of transferring multiemployer pension plan obligations. The sale of the Company’s retail disposal groups may result in charges that may be materially different than the Company’s prior estimates. Estimates most sensitive to changes that could result in material charges include expected consideration, including the extent to which the Company is able transfer multiemployer pension plan obligations, and the potential sale of the disposal groups at a lower level.

NOTE 19—SUBSEQUENT EVENTS

On February 24, 2020, the Company executed a purchase option to acquire a distribution center facility with approximately 1.2 million square feet that is currently under construction. Upon completion of the construction the purchase price of the facility will be determined. The purchase of the distribution center may occur anytime between the fourth quarter of fiscal 2020 and the fourth quarter of fiscal 2022 pursuant to the landlord’s determination.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	our dependence on principal customers;

•	the potential for additional asset impairment charges;

•	our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	our ability to realize anticipated benefits of our acquisitions and dispositions, in particular, our acquisition of SUPERVALU INC. (“Supervalu”);

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of our retail operations will exceed our current expectations;

•	our reliance on the continued growth in sales of our higher margin natural and organic foods and non-food products in comparison to lower margin conventional grocery products;

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

•	the addition or loss of significant customers or material changes to our relationships with these customers;

•	volatility in fuel costs;

•	volatility in foreign exchange rates;

•	our sensitivity to inflationary and deflationary pressures;

•	the relatively low margins and economic sensitivity of our business;

•	the potential for disruptions in our supply chain or our distribution capabilities by circumstances beyond our control, including a health epidemic;

•	the risk of interruption of supplies due to lack of long-term contracts, severe weather, work stoppages or otherwise;

•	moderated supplier promotional activity, including decreased forward buying opportunities;

•	union-organizing activities that could cause labor relations difficulties and increased costs; and

•	our ability to identify and successfully complete asset or business acquisitions.

You should carefully review the risks described under Part II. Item 1A of our Annual Report on Form 10-K for the year ended August 3, 2019. Risk Factors as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce, and conventional grocery and non-food products, and provider of support services in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 250,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of Supervalu, we are transforming into North America’s premier wholesaler with 60 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs.

Our Strategy

A key component of our business and growth strategy has been to acquire wholesalers differentiated by product offerings, service offerings and market area. In fiscal 2019, the acquisition of Supervalu accelerated our “build out the store” strategy, diversified our customer base, enabled cross-selling opportunities, expanded our market reach and scale, enhanced our technology, capacity and systems, and is expected to deliver significant synergies and accelerate potential growth.

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce, conventional grocery and non-food products, including our Private Brands Business and professional services across our network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure, and eliminating redundant administrative costs.

We maintain long-standing customer relationships with customers in our supernatural, supermarket, independent and other channels. Some of these long-standing customer relationships are established through contracts with our customers in the form of distribution agreements.

We currently operate approximately 76 retail grocery stores acquired in the Supervalu acquisition. We intend to thoughtfully and economically divest these stores, and, as described below, during the second quarter of fiscal 2020, we entered into agreements to sell 13 retail stores and closed six additional stores. These stores are reported within discontinued operations in our Condensed Consolidated Financial Statements included in this Quarterly Report.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025.

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we are transferring the volume of five distribution centers and the related supporting off-site storage facilities into two distribution centers. This transition and operational consolidation is expected to be completed during fiscal 2020, after which we expect to achieve synergies and cost savings by eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. The optimization of the Pacific Northwest distribution network will also help deliver meaningful synergies contemplated in Supervalu acquisition. This plan includes expanding the Ridgefield distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. The Ridgefield distribution center will deploy a warehouse automation solution that supports our slow-moving stock-keeping unit (SKU) portfolio. The operational start-up of the Centralia, WA distribution center began in the fourth quarter of fiscal 2019 and continued to ramp-up in the first and second quarters of fiscal 2020. We ceased operations in our Tacoma, WA, Auburn, WA and Auburn, CA distribution centers and have transitioned to supplying customers served by these locations to our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. We expect to incur incremental expenses related to the network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

In connection with our consolidation of distribution centers in the Pacific Northwest, during the second quarter of fiscal 2020, we recorded a $10.6 million multiemployer pension plan withdrawal liability, under which payments will be made over a one-year period beginning in fiscal 2022.

On February 24, 2020, we executed a purchase option to acquire a distribution center facility with approximately 1.2 million square feet that is currently under construction. Upon completion of the construction the purchase price of the facility will be determined. The purchase of the distribution center may occur anytime between the fourth quarter of fiscal 2020 and the fourth quarter of fiscal 2022 pursuant to the landlord’s determination.

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

Goodwill Impairment Review

During the first quarter of fiscal 2020, we changed our management structure and internal financial reporting to combine the Supervalu Wholesale reporting unit and the legacy Company Wholesale reporting unit into one U.S. Wholesale reporting unit, and experienced a further sustained decline in market capitalization and enterprise value. As a result of the change in reporting units and the sustained decline in market capitalization and enterprise value, we performed an interim quantitative impairment review of goodwill for the Wholesale reporting unit, which included a determination of the fair value of all reporting units. Based on this analysis, we determined that the carrying value of our U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, we recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale’s reporting unit goodwill.

Quantitatively, the goodwill impairment was driven by the incorporation of the negative value associated with the legacy Supervalu wholesale reporting unit that was combined into the legacy Company Wholesale goodwill reporting unit and a decrease in estimated long-range cash flows required to be prepared as part of the quantitative assessment. The goodwill impairment review indicated that the estimated fair value of the Canada Wholesale reporting, which had goodwill of $9.9 million as of November 2, 2019, exceeded its carrying values by approximately 13%. Other continuing operations reporting units, which had goodwill of $9.9 million as of November 2, 2019, were substantially in excess of their carrying value. If circumstances indicate that the value of one of these other reporting units has decreased, we may be required to perform additional reviews of goodwill and incur additional impairment charges. The first quarter of fiscal 2020 quantitative goodwill impairment review included a reconciliation of all of the reporting units’ fair value to our market capitalization and enterprise value.

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

Our discontinued operations as of the end of second quarter of fiscal 2020 include Cub Foods and Shoppers disposal groups, and our historical results of discontinued operations include Hornbacher’s and Shop ‘n Save, which were divested in the second and third quarters of fiscal 2019, respectively. In addition, discontinued operations includes certain real estate related to historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to the acquisition date, we review the fair value less costs to sell these disposal groups.

In the second quarter of fiscal 2020, we entered into agreements to sell 13 Shoppers stores and decided to close six locations. During the second quarter of fiscal 2020, in aggregate between discontinued operations and continuing operations we incurred approximately $44.7 million of pre-tax aggregate costs and charges, consisting of $17.5 million of property and equipment and lease asset impairment charges related to impairment reviews on the remaining locations (as described below), $12.4 million of operating losses and transaction costs during the period of wind-down, $8.6 million of lease termination charges and losses on sale and $6.2 million of severance costs. We expect to incur additional related costs and charges in the third quarter of fiscal 2020. In the second quarter of fiscal 2020, we reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values. Based on the announced transactions and an updated impairment assessment, we recorded property and equipment, and operating lease asset impairment charges of $17.5 million for the remaining Shoppers assets, which is included above.

We continue to hold the remaining Shoppers stores and the Cub Foods business for sale. We may incur additional costs and charges in the future related to Cub Foods or Shoppers if there are declines in their estimated fair values or if we incur additional wind-down or employee-related costs or charges.

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

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, and pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the second quarter of fiscal 2020. In aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation in the low single digits in the second quarter of fiscal 2020. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

Other Factors Affecting our Business

We are also impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods have benefited us; however, consumer spending in the food-away-from-home industry has increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. We are also impacted by changes in food distribution trends to our wholesale customers, such as direct store deliveries and other methods of distribution. Our wholesale customers manage their businesses independently and operate in a competitive environment. We seek to obtain security interests and other credit support in connection with the financial accommodations we extend; however, we may incur additional credit or inventory charges related to our customers, as we expect the competitive environment to continue. The magnitude of these risks increases as the size of our wholesale customers increases.

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

Adjusted EBITDA
Our Condensed Consolidated Financial Statements are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition to the GAAP results, we consider certain non-GAAP financial measures to assess the performance of our business and understand the underlying operating performance and core business trends, which we use to facilitate operating performance comparisons of our business on a consistent basis over time. Adjusted EBITDA is provided as a supplement to our results of operations and related analysis, and should not be considered superior to, a substitute for or an alternative to any financial measure of performance prepared and presented in accordance with GAAP. Adjusted EBITDA excludes certain items because they are non-cash items or are items that do not reflect management’s assessment of on-going business performance.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	13-Week Period Ended			26-Week Period Ended
(in thousands)	February 1, 2020	January 26, 2019	Change	February 1, 2020	January 26, 2019	Change
Net sales	$6,137,604	$6,149,206	$(11,602)	$12,157,189	$9,017,362	$3,139,827
Cost of sales	5,362,144	5,387,423	(25,279)	10,610,687	7,843,248	2,767,439
Gross profit	775,460	761,783	13,677	1,546,502	1,174,114	372,388
Operating expenses	750,845	751,922	(1,077)	1,526,259	1,115,087	411,172
Goodwill and asset impairment charges	—	370,871	(370,871)	425,405	370,871	54,534
Restructuring, acquisition and integration related expenses	29,686	47,125	(17,439)	43,936	115,129	(71,193)
Operating loss	(5,071)	(408,135)	403,064	(449,098)	(426,973)	(22,125)
Other expense (income):
Net periodic benefit income, excluding service cost	(3,277)	(10,906)	7,629	(14,661)	(11,750)	(2,911)
Interest expense, net	48,621	58,707	(10,086)	98,139	66,232	31,907
Other, net	(520)	(824)	304	(566)	(727)	161
Total other expense, net	44,824	46,977	(2,153)	82,912	53,755	29,157
Loss from continuing operations before income taxes	(49,895)	(455,112)	405,217	(532,010)	(480,728)	(51,282)
Benefit for income taxes	(17,728)	(91,809)	74,081	(91,481)	(96,064)	4,583
Net loss from continuing operations	(32,167)	(363,303)	331,136	(440,529)	(384,664)	(55,865)
Income from discontinued operations, net of tax	2,107	21,407	(19,300)	27,061	23,477	3,584
Net loss including noncontrolling interests	(30,060)	(341,896)	311,836	(413,468)	(361,187)	(52,281)
Less net (income) loss attributable to noncontrolling interests	(650)	171	(821)	(1,169)	168	(1,337)
Net loss attributable to United Natural Foods, Inc.	$(30,710)	$(341,725)	$311,015	$(414,637)	$(361,019)	$(53,618)

Adjusted EBITDA	$131,110	$142,574	$(11,464)	$252,804	$228,767	$24,037

The following table reconciles Adjusted EBITDA to Net loss from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended		26-Week Period Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net loss from continuing operations	$(32,167)	$(363,303)	$(440,529)	$(384,664)
Adjustments to continuing operations net loss:
Total other expense, net	44,824	46,977	82,912	53,755
Benefit for income taxes	(17,728)	(91,809)	(91,481)	(96,064)
Depreciation and amortization	69,219	73,200	144,360	97,993
Share-based compensation	4,880	10,423	8,552	18,512
Restructuring, acquisition and integration related expenses(1)	29,686	47,125	43,936	115,129
Goodwill and asset impairment charges(2)	—	370,871	425,405	370,871
Note receivable charges(3)	—	—	12,516	—
Inventory fair value adjustment(4)	—	8,644	—	10,463
Legal (settlement income) reserve charge(5)	(654)	—	1,196	—
Adjusted EBITDA of discontinued operations(6)	33,050	40,446	65,937	42,772
Adjusted EBITDA	$131,110	$142,574	$252,804	$228,767

Income from discontinued operations, net of tax	$2,107	$21,407	$27,061	$23,477
Adjustments to discontinued operations net income:
Less net income attributable to noncontrolling interests	(650)	171	(1,169)	168
Total other expense, net	41	(339)	(1,050)	(588)
Provision for income taxes	286	5,239	8,376	5,987
Other expense	—	378	—	238
Share-based compensation	253	532	506	532
Restructuring, store closure and other charges, net(7)	31,013	13,058	32,213	12,958
Adjusted EBITDA of discontinued operations(6)	$33,050	$40,446	$65,937	$42,772

(1)
Primarily reflects expenses resulting from the acquisition of Supervalu, including severance costs, store closure charges, and acquisition and integration expenses. Fiscal 2020 year-to-date primarily reflects integration charges, closed property reserve charges and administrative and operational restructuring costs. Fiscal 2019 year-to-date primarily reflects expenses resulting from the acquisition of Supervalu and acquisition and integration expenses, including employee-related costs. Refer to Note 5—Restructuring, Acquisition and Integration Related Expenses in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(2)
Fiscal 2020 year-to-date reflects a goodwill impairment charge attributable to a reorganization of our reporting units and a sustained decrease in market capitalization and enterprise value of the Company, resulting in a decline in the estimated fair value of the U.S. Wholesale reporting unit. In addition, this charge includes a goodwill finalization charge attributable to the Supervalu acquisition and an asset impairment charge. Fiscal 2019 year-to-date reflects a goodwill impairment charge attributable to the Supervalu acquisition. Refer to Note 6—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

(3)	Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.

(4)	Reflects a non-cash charge related to the step-up of acquired Supervalu inventory as part of purchase accounting.

(5)	Reflects income received to settle a legal proceeding, a charge to settle a legal proceeding, and a charge related to our assessment of legal proceedings.

(6)
Adjusted EBITDA of discontinued operations excludes rent expense of $11.0 million and $12.4 million in the second quarters of fiscal 2020 and 2019, respectively, and $23.5 million and $13.3 million in fiscal 2020 and 2019 year-to-date, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. Due to these GAAP requirements to show rent expense, along with other administrative expenses of discontinued operations within continuing operations, we believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of total performance.

(7)	Amounts represent store closure charges and costs, operational wind-down and inventory charges, and asset impairment charges related to discontinued operations.

RESULTS OF OPERATIONS

Our analysis within the Results of Operations section below of Net sales, Gross profit, Operating expenses and Operating loss is presented on a consolidated basis, as our single reportable segment principally comprises the entire operations of our business. The quantification of Supervalu’s impact on our results of operations below in our year-to-date analysis is presented to discuss the incremental impact of Supervalu, and provide analysis of our underlying business for year-over-year comparability purposes. Our analysis of Net sales is presented on a customer channel basis inclusive of all segments. References to legacy company results are presented to provide a comparative results analysis excluding the Supervalu acquired business impacts.

Net Sales

Our net sales by customer channel was as follows (in millions):

	Net Sales for the 13-Week Period Ended				Net Sales for the 26-Week Period Ended
Customer Channel	February 1, 2020	% of Net Sales	January 26, 2019(1)	% of Net Sales	February 1, 2020(1)	% of Net Sales	January 26, 2019(1)	% of Net Sales
Supermarkets	$3,879	63%	$3,928	64%	$7,648	63%	$4,858	54%
Supernatural	1,210	20%	$1,100	18%	2,321	19%	2,127	23%
Independents	631	10%	675	11%	1,299	11%	1,334	15%
Other	418	7%	446	7%	889	7%	698	8%
Total net sales	$6,138	100%	$6,149	100%	$12,157	100%	$9,017	100%

(1)	Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding adjustments to net sales by customer channel.

Second Quarter Variances

Our net sales for the second quarter of fiscal 2020 decreased approximately $0.01 billion, or 0.2%, to $6.14 billion from $6.15 billion for the second quarter of fiscal 2019.

Net sales to our supermarkets channel decreased by approximately $49 million, or 1.2%, for the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019, and represented approximately 63% and 64% of our total net sales for the second quarter of fiscal 2020 and 2019, respectively. The decrease in supermarkets net sales is primarily due to sales declines from lost customers, lower sales to smaller existing customers, and lower sales due to store closings, partially offset by increases in sales to larger and new customers.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the second quarter of fiscal 2020 increased by approximately $110 million, or 10.0%, as compared to the second quarter of fiscal 2019, and accounted for approximately 20% and 18% of our total net sales for the second quarter of fiscal 2020 and 2019, respectively. The increase in net sales to Whole Foods Market is primarily due to growth in new product categories, and increased sales to existing and new stores. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel decreased by approximately $44 million, or 6.5%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, and represented approximately 10% and 11% of our total net sales for the second quarter of fiscal 2020 and 2019, respectively. The decrease in independents net sales is primarily due to lost customers, and lower sales from existing customers and store closings.

Net sales to our other channel decreased by approximately $28 million, or 6.3%, for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, and represented approximately 7% and 7% of our total net sales for the second quarter of fiscal 2020 and 2019, respectively. The decrease in other net sales is primarily due to lower military sales.

Year-to-Date Variances

Our net sales for fiscal 2020 year-to-date increased approximately $3.14 billion, or 34.8%, to $12.16 billion from $9.02 billion for fiscal 2019 year-to-date. Net sales for fiscal 2020 year-to-date included incremental Supervalu net sales from the first quarter of fiscal 2020 of approximately $3.08 billion. Excluding the incremental first quarter of fiscal 2020 Supervalu net sales, net sales increased $63 million, or 0.7%, which was driven primarily by our supernatural channel.

Net sales to our supermarkets channel for fiscal 2020 year-to-date increased by approximately $2,790 million, or 57.4%, from fiscal 2019 year-to-date, and represented approximately 63% and 54% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in supermarkets net sales is primarily due to an increase of $2,813 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business with the remaining decrease of $23 million, or 0.5% due to sales declines from lost customers, lower sales to smaller existing customers, and lower sales due to store closings, partially offset by increases in sales to larger and new customers.

Net sales to Whole Foods Market for fiscal 2020 year-to-date increased by approximately $194 million, or 9.1%, as compared to the prior fiscal year’s comparable period, and accounted for approximately 19% and 23% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in net sales to Whole Foods Market is primarily due to growth in new product categories, and increased sales to existing and new stores.

Net sales to our independents channel decreased by approximately $35 million, or 2.6%, during fiscal 2020 year-to-date compared to fiscal 2019 year-to-date, and accounted for 11% and 15% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The decrease in independents net sales includes an increase of $24 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business, with the remaining decrease of $59 million, or 4.4% being primarily due to lost customers, and lower sales from existing customers and store closings.

Net sales to our other channel increased by approximately $191 million, or 27.4%, during fiscal 2020 year-to-date compared to fiscal 2019 year-to-date, and represented approximately 7% and 8% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in other net sales is primarily due to an increase of $240 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business, partially offset by a decrease of $49 million, or 7.0%, primarily due to lower military sales.

Cost of Sales and Gross Profit

Our gross profit increased $13.7 million, or 1.8%, to $775.5 million for the second quarter of fiscal 2020, from $761.8 million for the second quarter of fiscal 2019. Our gross profit as a percentage of net sales increased to 12.63% for the second quarter of fiscal 2020 compared to 12.39% for the second quarter of fiscal 2019. Gross profit for the second quarter of fiscal 2019 included a $8.6 million inventory charge related to the step-up of acquired Supervalu inventory. The increase in gross margin rate was primarily driven by lower inbound freight expense. Included in gross margin for the second quarter of fiscal 2020 was inventory shrink expense of approximately $4.2 million, or 7 basis points as a percent of net sales, associated with customer bankruptcies.

Our gross profit increased $372.4 million, or 31.7%, to $1,546.5 million for fiscal 2020 year-to-date, from $1,174.1 million for fiscal 2019 year-to-date. Our gross profit as a percentage of net sales decreased to 12.72% for fiscal 2020 year-to-date compared to 13.02% for fiscal 2019 year-to-date. Our Gross profit dollar increase for fiscal 2020 year-to-date when compared to fiscal 2019 year-to-date is primarily due to an estimated incremental 12 weeks of gross profit from the acquired Supervalu business of approximately $347.9 million, net of its related LIFO inventory charge. The remaining increase in Gross profit was $24.5 million, which included a fiscal 2019 year-to-date inventory charge related to a step-up of acquired Supervalu inventory of $10.5 million. Gross profit as a percentage of net sales decreased primarily due to lower gross profit rates on conventional products and margin dilution from the faster growth of the supernatural channel relative to the other customer channels, offset in part by lower inbound freight expense. We recorded a LIFO charge of $12.9 million and $6.3 million for fiscal 2020 and 2019 year-to-date, respectively.

Operating Expenses

Operating expenses decreased $1.1 million, or 0.1%, to $750.8 million, or 12.23% of net sales, for the second quarter of fiscal 2020 compared to $751.9 million, or 12.23% of net sales, for the second quarter of fiscal 2019. Operating expenses for the second quarter of fiscal 2020 included $28.9 million of customer bankruptcy bad debt expense. In addition, Operating expenses for the second quarter of fiscal 2020 included $1.5 million of surplus property depreciation expense. Operating expenses as a percent of net sales was approximately flat to last year, with higher bad debt expense approximately offset by lower employee-related costs, outbound freight expense and depreciation expense. Total operating expenses also included share-based compensation expense of $4.9 million and $10.4 million for the second quarter of fiscal 2020 and 2019, respectively.

Operating expenses increased $411.2 million, or 36.9%, to $1,526.3 million, or 12.55% of net sales, for fiscal 2020 year-to-date compared to $1,115.1 million, or 12.37% of net sales, for fiscal 2019 year-to-date. The increase in Operating expenses in fiscal 2020 year-to-date primarily reflects the incremental contribution from the Supervalu business for an additional 12 weeks when compared to fiscal 2019 year-to-date. Operating expenses for fiscal 2020 year-to-date included $28.9 million of customer bankruptcy bad debt expense. In addition, Operating expenses in fiscal 2020 year-to-date included $12.5 million of notes receivable charges, $5.1 million of surplus property depreciation expense and a $2 million legal reserve charge. The increase in operating expenses, as a percent of net sales, was driven by higher bad debt, occupancy and depreciation expenses, partially offset by the mix impact from the acquired Supervalu business and lower employee costs, including the impact of cost synergies. Total operating expenses also included share-based compensation expense of $8.6 million and $18.5 million for fiscal 2020 and 2019 year-to-date, respectively.

Goodwill and Asset Impairment Charges

Goodwill and asset impairment charges of $370.9 million were recorded in the second quarter of fiscal 2019, which was attributable to a portion of the goodwill recorded from the Supervalu acquisition, compared to no charges in the second quarter of fiscal 2020.

Goodwill and asset impairment charges of $425.4 million were recorded for fiscal 2020 year-to-date, which reflects $421.5 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale goodwill reporting unit, $2.5 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1.4 million of property and equipment asset impairment charges. Goodwill and asset impairment charges of $370.9 million were recorded for fiscal 2019 year-to-date, which reflects a portion of the goodwill recorded from the Supervalu acquisition.

Refer to the Executive Overview section above, and Note 6—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on goodwill impairment charges.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $29.7 million for the second quarter of fiscal 2020, which included $15.4 million of integration costs primarily related to a multiemployer pension plan withdrawal obligation, $13.6 million of closed property reserve charges and costs primarily related to lease asset impairments on surplus properties and Shoppers store lease exits and $0.7 million of restructuring costs. Expenses incurred were $47.1 million for the second quarter of fiscal 2019, which included $19.5 million of closed property reserve charges related to the divestiture of retail banners, $18.1 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, and approximately $9.5 million of other acquisition and integration related costs.

Restructuring, acquisition and integration related expenses were $43.9 million for fiscal 2020 year-to-date and primarily included $24.7 million of integration costs including a multiemployer pension plan withdrawal obligation and a charge for an off-site storage contract, $16.7 million of closed property reserve charges and costs primarily related to lease asset impairments on surplus properties and Shoppers store lease exits and $2.5 million of restructuring costs. Expenses incurred in fiscal 2019 year-to-date were $115.1 million and primarily included $54.2 million of employee related costs due to change-in-control payments made to satisfy outstanding equity awards, severance costs, and benefits costs, $41.4 million of other acquisition and integration related costs, and $19.5 million closed property reserve charges related to the divestiture of retail banners.

We expect to incur additional integration and restructuring costs throughout fiscal 2020 related to our operational and administrative restructuring to achieve cost synergies and supply chain efficiencies of continuing operations. In addition, further restructuring costs may be incurred related to the divestiture of retail operations.

Operating Loss

Reflecting the factors described above, operating loss decreased $403.1 million to $5.1 million for the second quarter of fiscal 2020, from $408.1 million for the second quarter of fiscal 2019. The operating loss decrease was primarily driven by non-recurrence of the second quarter of fiscal 2019 goodwill impairment charge and by lower restructuring, acquisition and integration related expenses.

Reflecting the factors described above, operating loss increased $22.1 million, to an operating loss of $449.1 million for fiscal 2020 year-to-date, from $427.0 million for fiscal 2019 year-to-date. The increase in operating loss was primarily driven by the increase in goodwill impairment charges and increases in operating expenses in excess of gross profit increases, partially offset by lower restructuring, acquisition and integration related expenses.

The operating loss for the second quarter and year-to-date of fiscal 2020 includes $11.9 million and $24.4 million, respectively, of operating lease rent expense and $1.4 million and $3.7 million, respectively, of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Total Other Expense, Net

	13-Week Period Ended		26-Week Period Ended
(in thousands)	February 1, 2020	January 26, 2019	February 1, 2020	January 26, 2019
Net periodic benefit income, excluding service cost	$(3,277)	$(10,906)	$(14,661)	$(11,750)
Interest expense on long-term debt, net of capitalized interest	42,934	45,386	86,269	50,848
Interest expense on finance and direct financing lease obligations	2,021	4,824	4,264	6,033
Amortization of financing costs and discounts	3,777	5,170	7,733	5,515
Debt refinancing costs and unamortized financing charges	—	3,511	73	4,166
Interest income	(111)	(184)	(200)	(330)
Interest expense, net	48,621	58,707	98,139	66,232
Other, net	(520)	(824)	(566)	(727)
Total other expense, net	$44,824	$46,977	$82,912	$53,755

Net periodic benefit income, excluding service costs reflects the recognition of expected returns on benefit plan assets in excess of interest costs. Net periodic benefit income for the second quarter of fiscal 2020 and fiscal 2020 year-to-date includes a $10.3 million non-cash pension settlement charge from the lump sum pension settlement offering completed in the second quarter of fiscal 2020. Fiscal 2019 year-to-date net periodic benefit income reflects a partial year due to the acquisition of Supervalu near the end of the first quarter of fiscal 2019.

The decrease in interest expense on long-term debt in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to lower average debt balances outstanding. The increase in interest expense on long-term debt for fiscal 2020 year-to-date compared to fiscal 2019 year-to-date was primarily due to an increase in average outstanding debt driven by Supervalu acquisition financing.

Interest on finance and direct financing leases for fiscal 2020 year-to-date primarily reflects lease obligations related to retail stores of discontinued operations acquired in the Supervalu acquisition, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases until settlement with the respective landlords.

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 35.5% compared to a benefit of 20.2% on pre-tax losses for the second quarter of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the second quarter of fiscal 2020 was primarily driven by a tax benefit on the impairment of goodwill and a tax benefit on the release of unrecognized tax positions that both occurred in the second quarter of fiscal 2019 but did not recur in the second quarter of fiscal 2020.

The tax provision included $0.2 million of discrete tax benefit and $77.0 million of discrete tax benefit, for the second quarter of fiscal 2020 and fiscal 2019, respectively. The discrete tax benefit for the second quarter of fiscal 2019 was primarily due to a tax benefit of approximately $68.4 million related to the goodwill impairment charge, as well as a tax benefit related to unrecognized tax positions of approximately $8.7 million.

The effective income tax rate for continuing operations was a benefit of 17.2% compared to a benefit of 20.0% on pre-tax losses for fiscal 2020 year-to-date and fiscal 2019 year-to-date, respectively. The decrease in the effective income tax benefit rate was primarily driven by a tax benefit of approximately $8.7 million recorded in fiscal 2019 for the release of unrecognized tax positions that did not recur in fiscal 2020.

Income from Discontinued Operations, Net of Tax

The results of operations for the second quarter of fiscal 2020 reflect net sales of $613.7 million for which we recognized $162.7 million of gross profit and Income from discontinued operations, net of tax of $2.1 million. As noted above, pre-tax income for the second quarter of fiscal 2020 from discontinued operations excludes $11.9 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $30.9 million of restructuring expenses primarily related to store closures charges and expenses related to exited locations, and asset impairment charges related to store exits and impairment reviews discussed above.

The results of operations for fiscal 2020 year-to-date reflect net sales of $1,224.5 million for which we recognized $332.4 million of gross profit and Income from discontinued operations, net of tax of $27.1 million. As noted above, pretax income for fiscal 2020 year-to-date excludes $24.4 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $32.2 million of primarily related to store closures charges and expenses, and asset impairment charges related to exited locations.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 18—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Loss Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $30.7 million, or $0.57 per diluted common share, for the second quarter of fiscal 2020, which included the after-tax effects of restructuring, acquisition and integration related expenses and customer bankruptcy charges, compared to net loss of $341.7 million, or $6.72 per diluted common share, for the second quarter of fiscal 2019.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $414.6 million, or $7.77 per diluted common share, for fiscal 2020 year-to-date primarily due to goodwill impairment charges, compared to net loss of $361.0 million, or $7.12 per diluted common share, for fiscal 2019 year-to-date.

As described in more detail in Note 12—Share-Based Awards in Part I, Item I of this Quarterly Report on Form 10-Q, we granted restricted stock units and performance share units representing a right to receive an aggregate of 5.8 million shares of common stock under our 2020 Equity Incentive Plan. As described in more detail within Note 13—Share-Based Awards in Part II, Item 8 of the Annual Report on Form 10-K, in fiscal 2019 we issued approximately 2.0 million shares of common stock to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition. We have approximately 3.0 million additional shares authorized for issuance and registered with the SEC for the issuance in order to satisfy replacement award and option issuance obligations. In fiscal 2020, we may issue additional shares to fund replacement award obligations in full, issue shares to partially fund the obligations, or utilize cash on hand to fund the obligations.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•
Unused available credit under our revolving line of credit was $824.1 million as of February 1, 2020, which decreased $95.0 million from $919.2 million as of August 3, 2019, primarily due to the funding of scheduled maturities due under our Term Loan Facility with borrowings under the ABL Credit Facility and other net increases in ABL Credit Facility borrowings.

•
We paid the remaining maturities under our 364-day Term Loan Facility in the first quarter of fiscal 2020, and as a result, we have no material scheduled maturities due until fiscal 2024, although prepayments may be required upon the occurrence of specified events as discussed in Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q.

•
Our total debt increased $29.5 million to $2,936.0 million as of February 1, 2020 from $2,906.5 million as of August 3, 2019, primarily related to the additional borrowings under the ABL Credit Facility to fund inventory build in excess of accounts payable and increases in accounts receivable.

•
Scheduled debt maturities are expected to be $15.1 million for the remainder of fiscal 2020 and payments to reduce finance lease obligations are expected to be approximately $6.9 million for the remainder of fiscal 2020. Proceeds from the sale of properties mortgaged and encumbered under our Term Loan Facility are required to, and will be, used to make additional Term Loan Facility payments.

•	We expect to be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from the asset sales or borrowings under the ABL Credit Facility.

•	Cash and cash equivalents decreased $2.3 million to $40.1 million as of February 1, 2020 from $42.4 million as of August 3, 2019.

•
Working capital increased $1.4 million to $1,460.4 million as of February 1, 2020 from $1,459.0 million as of August 3, 2019, primarily due to lower current maturities of long-term debt and inventory build in excess of accounts payable increases, which were partially offset by the adoption of the new lease standard, which resulted in a decrease in working capital from the recognition of a new liability for the current portion of operating lease liabilities, which was $131.3 million as of February 1, 2020.

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

Long-Term Debt

During fiscal 2020 year-to-date, we borrowed a net $107.2 million under the ABL Credit Facility and repaid $82.9 million of scheduled maturities under the Term Loan Facility. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement does not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0 calculated at the end of each of our fiscal quarters on a rolling four quarter basis when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The ABL Loan Agreement and the Term Loan Agreement contain certain customary operational and informational covenants. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

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

As of February 1, 2020, we had an aggregate of $2.10 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of our floating LIBOR based debt at fixed rates ranging from 0.926% to 2.959%, with maturities between May 2020 and October 2025. The fair value of these interest rate derivatives represents a total net liability of $87.0 million and are subject to volatility based on changes in market interest rates. See Note 8—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of February 1, 2020, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net asset from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2020 year-to-date were $84.6 million, compared to $80.1 million for fiscal 2019 year-to-date, an increase of $4.5 million. Fiscal 2020 year-to-date includes capital expenditures for distribution center expansions of approximately $30 million (primarily the Ridgefield expansion), new distribution centers of approximately $13 million, and information technology, equipment and other. We do not expect to spend more than 1.0% of net sales on capital expenditures in fiscal 2020. Fiscal 2020 capital spending is expected to include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	26-Week Period Ended
(in thousands)	February 1, 2020	January 26, 2019	Change
Net cash used in operating activities of continuing operations	$(8,865)	$(44)	$(8,821)
Net cash used in investing activities of continuing operations	(74,362)	(2,193,544)	2,119,182
Net cash provided by financing activities of continuing operations	17,047	2,156,096	(2,139,049)
Net cash flows from discontinued operations	63,226	69,919	(6,693)
Effect of exchange rate on cash	19	(1,868)	1,887
Net (decrease) increase in cash and cash equivalents	(2,935)	30,559	(33,494)
Cash and cash equivalents, at beginning of period	45,263	23,315	21,948
Cash and cash equivalents at end of period	$42,328	$53,874	$(11,546)

The increase in net cash used by operating activities of continuing operations was primarily due to higher amounts of cash utilized in fiscal 2020 year-to-date related to inventory acquisition and credit extension. In fiscal 2019 year-to-date, we acquired Supervalu with seasonally high levels of inventory and accounts receivable and in fiscal 2020 year-to-date received cash from the decrease in inventory. These increases in cash uses were offset in part by decreases from cash payments made in fiscal 2019 year-to-date for assumed liabilities and the payment of transaction costs from the Supervalu acquisition, including transaction-related expenses, accrued employee costs, and restructuring costs associated with reductions in force.

The decrease in net cash used in investing activities of continuing operations was primarily due to $2,281.9 million of cash paid to purchase Supervalu in fiscal 2019 year-to-date, partially offset by $156.5 million of less cash received from the sale of property and equipment, primarily due to cash received from the sale and leaseback of two distribution centers in fiscal 2019 year-to-date, one of which was a short-term lease related to the exit of that facility.

The decrease in net cash provided by financing activities of continuing operations was primarily due to fiscal 2019 year-to-date borrowings on long-term debt to finance the Supervalu acquisition, and a net decrease in cash provided by the revolving credit facility borrowings of $924.8 million, which was driven by borrowings to finance the Supervalu acquisition and changes in net borrowings for operating and investing activities. These decreases in cash provided by financing activities, were offset in part by $64.5 million fiscal 2019 year-to-date payments for debt issuance costs, and a decrease in payments of long-term debt and finance lease obligations of $620.0 million.

Net cash flows from discontinued operations primarily include operating activity cash flow from operating income of the retail disposal groups. The decrease in net cash flows from discontinued operations investing activities for fiscal 2020 year-to-date compared to fiscal 2019 year-to-date reflect higher proceeds received in fiscal 2019 year-to-date related to the sale of retail locations, including Hornbacher’s, than proceeds received in fiscal 2020 year-to-date, including proceeds from the sale of a former dedicated retail distribution center and retail stores.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in fiscal 2020 and 2019 year-to-date. As of February 1, 2020, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2020.

Pension and Other Postretirement Benefit Obligations

In fiscal 2020, $8.3 million of minimum pension contributions are required to be made under the Unified Grocers, Inc. Cash Balance Plan under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). No minimum pension contributions are required to be made to the SUPERVALU Retirement Plan under ERISA in fiscal 2020. We anticipate fiscal 2020 discretionary pension contributions and required minimum other postretirement benefit plan contributions to be approximately $0.0 million and $6.0 million, respectively. We fund our defined benefit pension plans based on the minimum contribution amount required under ERISA, the Pension Protection Act of 2006 and other applicable laws, as determined by us, including our external actuarial consultant, and additional contributions made at our discretion. We may accelerate contributions or undertake contributions in excess of the minimum requirements from time to time subject to the availability of cash in excess of operating and financing needs or other factors as may be applicable. We assess the relative attractiveness of the use of cash to accelerate contributions considering such factors as expected return on assets, discount rates, cost of debt, reducing or eliminating required Pension Benefit Guaranty Corporation variable rate premiums, or in order to achieve exemption from participant notices of underfunding.

Lump Sum Pension Settlement

On August 1, 2019, the Company amended the SUPERVALU Retirement Plan to provide for a lump sum settlement window. On August 2, 2019, the Company sent plan participants lump sum settlement election offerings that committed the plan to pay certain deferred vested pension plan participants and retirees, who make such an election, a lump sum payment in exchange for their rights to receive ongoing payments from the plan. The lump sum payment amounts are equal to the present value of the participant’s pension benefits, and were made to certain former (i) retired associates and beneficiaries who are receiving their monthly pension benefit payment and (ii) terminated associates who are deferred vested in the plan, had not yet begun receiving monthly pension benefit payments and who are not eligible for any prior lump sum offerings under the plan. Benefit obligations associated with the lump sum offering have been incorporated into the funded status utilizing the actuarially determined lump sum payments based on estimated offer acceptances. The plan made aggregate lump sum settlement payments of $664.0 million to plan participants during the second quarter of fiscal 2020. The lump sum settlement payments resulted in a non-cash pension settlement charge of $10.3 million in the second quarter of fiscal 2020 from the acceleration of a portion of the accumulated unrecognized actuarial loss, which was based on the fair value of SUPERVALU Retirement Plan assets and remeasured liabilities. As a result of the settlement payments, the SUPERVALU Retirement Plan obligations were remeasured using a discount rate of 3.1 percent and the MP-2019 mortality improvement scale. This remeasurement resulted in a $1.5 million decrease to Accumulated other comprehensive loss.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of February 1, 2020. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

Contractual Obligations

Except as otherwise disclosed in Note 9—Long-Term Debt and Note 11—Leases in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s contractual obligations since the end of fiscal 2019. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2019 for additional information regarding the Company’s contractual obligations.

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

(b)    Changes in internal controls. On October 22, 2018, we completed the acquisition of Supervalu. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Supervalu. We will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations as of August 1, 2020. We are currently in process of integrating Supervalu’s internal controls over financial reporting. In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases, and updated our accounting policies and implemented new internal controls in conjunction with the new lease standard. Except for the ongoing integration of Supervalu and the new lease standard adoption, there has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in routine litigation or other legal proceedings that arise in the ordinary course of our business, including investigations and claims regarding employment law, pension plans, unfair labor practices, labor union disputes, supplier, customer and service provider contract terms, real estate and antitrust. Other than as set forth below and in Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements in Part I, Item I of this Quarterly Report on Form 10-Q, there are no pending material legal proceedings to which we are a party or to which our property is subject.

In 2016, as part of a hazardous waste enforcement campaign by the California Attorney General’s Office and local district attorneys, Unified Grocers received a subpoena from the Yolo County District Attorney regarding hazardous waste management and storage at its Stockton and Commerce, California distribution centers. We have provided requested documents and cooperated fully with the investigation. On May 24, 2018, the District Attorney toured the Stockton distribution center and generally found the distribution center to be in compliance, and minor items noted regarding labeling have been addressed.  We are in negotiations with the District Attorney to reach a settlement, which we expect will be immaterial in amount but may include penalties of $100,000 or more.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
November 3, 2019 to December 7, 2019	1,367	$7.97	—	$—
December 8, 2019 to January 4, 2020	—	—	—	—
January 5, 2020 to February 1, 2020	4,660	9.21	—	175.8
Total	6,027	$8.93	—	$—

(1)	The reported periods conform to our fiscal calendar.

(2)
These amounts include the deemed surrender by participants in our compensatory stock plans of 6,027 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.

(3)
As of February 1, 2020, there was approximately $175.8 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program for the second quarter of fiscal 2020.

Item 6.  Exhibits

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 25, 2018, by and among SUPERVALU INC., SUPERVALU Enterprises, Inc., the Registrant and Jedi Merger Sub, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2018 (File No. 001-15723)).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, by and among United Natural Foods, Inc., Jedi Merger Sub, Inc., SUPERVALU INC. and SUPERVALU Enterprises, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2018 (File No. 001-15723)).

3.1
Certificate of Incorporation of the Registrant, as amended (restated for SEC filing purposes only) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 (File No. 001-15723)).

3.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018 (File No. 001-15723)).
10.1* **	Offer Letter, effective February 9, 2020, between John W. Howard, Chief Financial Officer, and the Registrant.
10.2* **	Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner.
10.3* **	Amendment to Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Sean F. Griffin.
10.4* **	Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020).
10.5* **	Form of RSU Award Agreement (Employee I) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020).
10.6**
For of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.7**
Form of RSU Award Agreement (Employee I) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.8**
Form of RSU Award Agreement (Employee II) pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

10.9**
Form of PSU Award Agreement pursuant to the Registrant’s 2020 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-15723)).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, filed with the SEC on March 11, 2020, formatted in Inline XBRL (included as Exhibit 101).
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
Chief Financial Officer
(Principal Financial Officer)

Dated:  March 11, 2020