Form 10-Q
period 2020-05-02
UNITED NATURAL FOODS INC
filed 2020-06-10
CIK 1020859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 5, 2020 there were 54,686,954 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except for per share data)

	May 2, 2020	August 3, 2019
ASSETS
Cash and cash equivalents	$56,425	$42,350
Accounts receivable, net	1,232,612	1,065,699
Inventories	2,025,694	2,089,416
Prepaid expenses and other current assets	279,886	226,727
Current assets of discontinued operations	128,855	143,729
Total current assets	3,723,472	3,567,921
Property and equipment, net	1,534,270	1,639,259
Operating lease assets	984,039	—
Goodwill	19,148	442,256
Intangible assets, net	956,717	1,041,058
Deferred income taxes	67,690	31,087
Other assets	94,181	107,319
Long-term assets of discontinued operations	321,256	352,065
Total assets	$7,700,773	$7,180,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,716,263	$1,476,857
Accrued expenses and other current liabilities	271,633	249,426
Accrued compensation and benefits	182,029	148,296
Current portion of operating lease liabilities	138,698	—
Current portion of long-term debt and finance lease liabilities	33,440	112,103
Current liabilities of discontinued operations	135,503	122,265
Total current liabilities	2,477,566	2,108,947
Long-term debt	2,541,657	2,819,050
Long-term operating lease liabilities	877,229	—
Long-term finance lease liabilities	145,672	108,208
Pension and other postretirement benefit obligations	191,105	237,266
Deferred income taxes	979	1,042
Other long-term liabilities	289,706	393,595
Long-term liabilities of discontinued operations	8,899	1,923
Total liabilities	6,532,813	5,670,031
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 55,292 shares issued and 54,677 shares outstanding at May 2, 2020; 53,501 shares issued and 52,886 shares outstanding at August 3, 2019	553	535
Additional paid-in capital	558,738	530,801
Treasury stock at cost	(24,231)	(24,231)
Accumulated other comprehensive loss	(151,645)	(108,953)
Retained earnings	786,400	1,115,519
Total United Natural Foods, Inc. stockholders’ equity	1,169,815	1,513,671
Noncontrolling interests	(1,855)	(2,737)
Total stockholders' equity	1,167,960	1,510,934
Total liabilities and stockholders’ equity	$7,700,773	$7,180,965

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except for per share data)

	13-Week Period Ended		39-Week Period Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net sales	$6,667,681	$5,962,620	$18,824,870	$14,979,982
Cost of sales	5,811,151	5,174,070	16,421,838	13,017,318
Gross profit	856,530	788,550	2,403,032	1,962,664
Operating expenses	774,376	737,681	2,300,635	1,852,768
Goodwill and asset impairment (adjustment) charges	—	(38,250)	425,405	332,621
Restructuring, acquisition and integration related expenses	10,449	19,438	54,385	134,567
Operating income (loss)	71,705	69,681	(377,393)	(357,292)
Other expense (income):
Net periodic benefit income, excluding service cost	(12,758)	(10,941)	(27,419)	(22,691)
Interest expense, net	47,108	54,917	145,247	121,149
Other, net	(973)	958	(1,539)	231
Total other expense, net	33,377	44,934	116,289	98,689
Income (loss) from continuing operations before income taxes	38,328	24,747	(493,682)	(455,981)
Benefit for income taxes	(14,849)	(8,027)	(106,330)	(104,091)
Net income (loss) from continuing operations	53,177	32,774	(387,352)	(351,890)
Income from discontinued operations, net of tax	37,192	24,370	64,253	47,847
Net income (loss) including noncontrolling interests	90,369	57,144	(323,099)	(304,043)
Less net (income) loss attributable to noncontrolling interests	(2,238)	(52)	(3,407)	116
Net income (loss) attributable to United Natural Foods, Inc.	$88,131	$57,092	$(326,506)	$(303,927)

Basic earnings (loss) per share:
Continuing operations	$0.99	$0.64	$(7.24)	$(6.93)
Discontinued operations	$0.65	$0.48	$1.14	$0.95
Basic earnings (loss) per share	$1.64	$1.12	$(6.10)	$(5.99)
Diluted earnings (loss) per share:
Continuing operations	$0.96	$0.64	$(7.24)	$(6.93)
Discontinued operations	$0.63	$0.48	$1.12	$0.94
Diluted earnings (loss) per share	$1.60	$1.12	$(6.10)	$(5.99)
Weighted average shares outstanding:
Basic	53,718	50,846	53,485	50,748
Diluted	55,217	50,964	53,485	50,748

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	13-Week Period Ended		39-Week Period Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net income (loss) including noncontrolling interests	$90,369	$57,144	$(323,099)	$(304,043)
Other comprehensive (loss) income:
Recognition of pension and other postretirement benefit obligations, net of tax(1)	(574)	—	7,368	—
Recognition of interest rate swap cash flow hedges, net of tax(2)	(39,066)	(16,196)	(46,499)	(26,898)
Foreign currency translation adjustments	(3,585)	(1,326)	(3,561)	(2,308)
Total other comprehensive loss	(43,225)	(17,522)	(42,692)	(29,206)
Less comprehensive (income) loss attributable to noncontrolling interests	(2,238)	(52)	(3,407)	116
Total comprehensive income (loss) attributable to United Natural Foods, Inc.	$44,906	$39,570	$(369,198)	$(333,133)

(1)	Amounts are net of tax (benefit) expense of $(0.2) million, $0.0 million, $2.4 million and $0.0 million, respectively.

(2)	Amounts are net of tax (benefit) expense of $(13.4) million, $(6.0) million, $(15.9) million and $(9.9) million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 13-week periods ended May 2, 2020 and April 27, 2019
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total United Natural Foods, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at February 1, 2020	54,175	$542	615	$(24,231)	$535,900	$(108,420)	$698,269	$1,102,060	$(2,966)	$1,099,094
Restricted stock vestings and stock option exercises	21	—	—	—	(143)	—	—	(143)	—	(143)
Share-based compensation	—	—	—	—	11,137	—	—	11,137	—	11,137
Other comprehensive loss	—	—	—	—	—	(43,225)	—	(43,225)	—	(43,225)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,127)	(1,127)
Proceeds from issuance of common stock, net	1,096	11	—	—	11,844	—	—	11,855	—	11,855
Net income	—	—	—	—	—	—	88,131	88,131	2,238	90,369
Balances at May 2, 2020	55,292	$553	615	$(24,231)	$558,738	$(151,645)	$786,400	$1,169,815	$(1,855)	$1,167,960

Balances at January 26, 2019	51,433	$514	615	$(24,231)	$495,514	$(25,863)	$1,039,490	$1,485,424	$(2,056)	$1,483,368
Restricted stock vestings and stock option exercises	26	—	—	—	(115)	—	—	(115)	—	(115)
Share-based compensation	—	—	—	—	4,316	—	—	4,316	—	4,316
Other comprehensive loss	—	—	—	—	—	(17,522)	—	(17,522)	—	(17,522)
Proceeds from issuance of common stock, net	260	3	—	—	3,018	—	—	3,021	—	3,021
Net income	—	—	—	—	—	—	57,092	57,092	52	57,144
Balances at April 27, 2019	51,719	$517	615	$(24,231)	$502,733	$(43,385)	$1,096,582	$1,532,216	$(2,004)	$1,530,212

See accompanying Notes to Condensed Consolidated Financial Statements

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
For the 39-week periods ended May 2, 2020 and April 27, 2019
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at August 3, 2019	53,501	$535	615	$(24,231)	$530,801	$(108,953)	$1,115,519	$1,513,671	$(2,737)	$1,510,934
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2,613)	(2,613)	—	(2,613)
Restricted stock vestings and stock option exercises	464	5	—	—	(1,020)	—	—	(1,015)	—	(1,015)
Share-based compensation	—	—	—	—	15,088	—	—	15,088	—	15,088
Other comprehensive loss	—	—	—	—	—	(42,692)	—	(42,692)	—	(42,692)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,525)	(2,525)
Proceeds from issuance of common stock, net	1,327	13	—	—	13,869	—	—	13,882	—	13,882
Net loss	—	—	—	—	—	—	(326,506)	(326,506)	3,407	(323,099)
Balances at May 2, 2020	55,292	$553	615	$(24,231)	$558,738	$(151,645)	$786,400	$1,169,815	$(1,855)	$1,167,960

Balances at July 28, 2018	51,025	510	615	(24,231)	483,623	(14,179)	1,400,232	1,845,955	—	1,845,955
Cumulative effect of change in accounting principle	—	—	—	—	—	—	277	277	—	277
Restricted stock vestings and stock option exercises, net of tax	434	4	—	—	(3,138)	—	—	(3,134)	—	(3,134)
Share-based compensation	—	—	—	—	18,827	—	—	18,827	—	18,827
Other/share-based compensation	—	—	—	—	403	—	—	403	—	403
Other comprehensive loss	—	—	—	—	—	(29,206)	—	(29,206)	—	(29,206)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1,633)	(1,633)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(255)	(255)
Proceeds from issuance of common stock, net	260	3	—	—	3,018	—	—	3,021	—	3,021
Net loss	—	—	—	—	—	—	(303,927)	(303,927)	(116)	(304,043)
Balances at April 27, 2019	51,719	$517	615	$(24,231)	$502,733	$(43,385)	$1,096,582	$1,532,216	$(2,004)	$1,530,212

See accompanying Notes to Condensed Consolidated Financial Statements.

UNITED NATURAL FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	39-Week Period Ended
(In thousands)	May 2, 2020	April 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(323,099)	$(304,043)
Income from discontinued operations, net of tax	64,253	47,847
Net loss from continuing operations	(387,352)	(351,890)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	214,002	169,780
Share-based compensation	15,088	18,827
Loss (gain) on disposition of assets	1,784	(1,147)
Closed property and other restructuring charges	24,976	21,368
Goodwill and asset impairment charges	425,405	332,621
Net pension and other postretirement benefit income	(27,419)	(22,691)
Deferred income tax benefit	(17,381)	(65,552)
LIFO charge	19,256	13,686
Provision for doubtful accounts, net	44,238	12,486
Loss on debt extinguishment	73	2,562
Non-cash interest expense	10,993	6,375
Changes in operating assets and liabilities, net of acquired businesses	(12,525)	(130,051)
Net cash provided by operating activities of continuing operations	311,138	6,374
Net cash provided by operating activities of discontinued operations	141,141	70,816
Net cash provided by operating activities	452,279	77,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118,245)	(136,953)
Purchases of acquired businesses, net of cash acquired	—	(2,282,327)
Proceeds from dispositions of assets	19,592	169,274
Proceeds from disposal of investments	9,434	—
Payments for long-term investment	—	(110)
Payments of company owned life insurance premiums	(1,335)	—
Other	(1,045)	299
Net cash used in investing activities of continuing operations	(91,599)	(2,249,817)
Net cash provided by investing activities of discontinued operations	18,569	50,065
Net cash used in investing activities	(73,030)	(2,199,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	2,050	1,912,178
Proceeds from borrowings under revolving credit line	3,244,573	3,313,014
Proceeds from issuance of other loans	6,266	22,719
Repayments of borrowings under revolving credit line	(3,508,573)	(2,306,104)
Repayments of long-term debt and finance leases	(111,923)	(736,949)
Proceeds from the issuance of common stock and exercise of stock options	5,662	1,589
Payment of employee restricted stock tax withholdings	(1,015)	(3,253)
Payments for debt issuance costs	—	(62,587)
Net cash (used in) provided by financing activities of continuing operations	(362,960)	2,140,607
Net cash used in financing activities of discontinued operations	(2,525)	(254)
Net cash (used in) provided by financing activities	(365,485)	2,140,353
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(290)	(226)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,474	17,565
Cash and cash equivalents, at beginning of period	45,263	23,315
Cash and cash equivalents at end of period	58,737	40,880
Less: cash and cash equivalents of discontinued operations	(2,312)	(3,019)
Cash and cash equivalents	$56,425	$37,861
Supplemental disclosures of cash flow information:
Cash paid for interest	$139,040	$115,378
Cash (refunds) payments for federal and state income taxes, net	$(24,236)	$71,643
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

Fiscal Year

The Company’s fiscal years end on the Saturday closest to July 31 and contain either 52 or 53 weeks. References to the third quarter of fiscal 2020 and 2019 relate to the 13-week fiscal quarters ended May 2, 2020 and April 27, 2019, respectively. References to fiscal 2020 and 2019 year-to-date relate to the 39-week fiscal periods ended May 2, 2020 and April 27, 2019, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks outstanding in excess of bank balances create book overdrafts, which are recorded in Accounts payable in the Condensed Consolidated Balance Sheets and are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows. As of May 2, 2020 and August 3, 2019, the Company had net book overdrafts of $290.3 million and $236.9 million, respectively.

Inventories, Net

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods and a substantial portion of its inventories have a last-in, first-out (“LIFO”) reserve applied. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs, as the actual valuation of inventory under the LIFO method is computed at the end of each fiscal year based on the inventory levels and costs at that time. If the first-in, first-out method had been used, Inventories, net would have been higher by approximately $43.4 million and $24.1 million at May 2, 2020 and August 3, 2019, respectively.

Leases

At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments, when lease contracts do not provide a readily determinable implicit rate. Incremental borrowing rates are determined by using the yield curve based on the Company’s credit rating adjusted for the Company’s specific debt profile and secured debt risk. The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms include option extension periods when it is reasonably certain that those options will be exercised. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For all classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed nonlease components.

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

The calculation of lease impairment charges requires significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on the Company’s experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction of the carrying value of the right of use asset and are reflected as a reduction to Operating lease assets. Refer to Note 11—Leases for additional information.

NOTE 2—RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases (Topic 842), which provides new comprehensive lease accounting guidance that supersedes previous lease guidance. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Criteria for distinguishing between finance and operating leases are substantially similar to criteria for distinguishing between capital and operating leases in previous lease guidance. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In addition, this ASU expands the disclosure requirements of lease arrangements. The Company adopted this standard in the first quarter of fiscal 2020 on August 4, 2019, the effective and initial application date, using the additional transition method under ASU 2018-11, which allows for a cumulative effect adjustment within retained earnings in the period of adoption. In addition, the Company elected the “package of three” practical expedients which allows companies to not reassess whether arrangements contain leases, the classification of leases, and the capitalization of initial direct costs. The impact of the adoption to the Company’s Condensed Consolidated Balance Sheets includes the recognition of operating lease liabilities of $1.1 billion with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining lease payments for existing operating leases. The difference between the amount of right-of-use assets and lease liabilities recognized is primarily related to adjustments to prepaid rent, deferred rent, lease intangible assets/liabilities, and closed property reserves. In addition, the adoption of the standard resulted in the derecognition of existing property and equipment for certain properties that did not previously qualify for sale accounting because the Company was determined to be the accounting owner during the construction phase and did not qualify for sale-leaseback accounting upon completion of the construction. At the transition date, the Company was constructing one facility, which was completed in the fourth quarter of fiscal 2020. The Company exercised a purchase option for the facility in the third quarter of fiscal 2020, which resulted in the Company continuing to account for the facility as its accounting owner. For properties where the Company was deemed the accounting owner during construction for which construction has been completed, the difference between the assets and liabilities derecognized, net of the deferred tax impact, was recorded as an adjustment to retained earnings. Lessor accounting guidance remained largely unchanged from previous guidance. Adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows. The Company has revised its accounting policies, processes and controls, and systems as applicable to comply with the provisions and disclosure requirements of the standard.

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

In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted this ASU in the third quarter of fiscal 2020, which is effective on a prospective basis. The adoption of this ASU did not have a material impact on the consolidated financial statements. The Company has elected the expedient to assert probability of its hedged interest rate transactions, which is effective March 12, 2020 until superseded by subsequent documentation or December 31, 2022, whichever occurs first.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, “Topic 326”). Topic 326 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in the earlier recognition of credit losses. The Company is required to adopt this new guidance in the first quarter of fiscal 2021 on a modified-retrospective basis as required by the standard by means of a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial position and stockholders’ equity as of the effective date. The Company is currently reviewing the provisions of the new standard, establishing revised processes and controls to estimate expected losses for trade and other receivables, guarantees and other instruments, and evaluating its impact on the Company’s consolidated financial statements.
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

•	Other, which includes conventional military business, international customers outside of Canada, as well as sales to Amazon.com, Inc., e-commerce, and foodservice.

The following tables detail the Company’s revenue recognition for the periods presented by customer channel for each of its segments. The Company does not record its revenues within its wholesale reportable segment for financial reporting purposes by product group, and it is therefore impracticable for it to report them accordingly.

	Net Sales for the 13-Week Period Ended
(in millions)	May 2, 2020
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$4,267	$—	$—	$4,267
Supernatural	1,279	—	—	1,279
Independents	684	—	—	684
Other	441	56	(59)	438
Total	$6,671	$56	$(59)	$6,668

	Net Sales for the 13-Week Period Ended
(in millions)	April 27, 2019(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$3,701	$—	$—	$3,701
Supernatural	1,102	—	—	1,102
Independents	707	—	—	707
Other	435	62	(44)	453
Total	$5,945	$62	$(44)	$5,963

	Net Sales for the 39-Week Period Ended
(in millions)	May 2, 2020(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$11,915	$—	$—	$11,915
Supernatural	3,600	—	—	3,600
Independents	1,983	—	—	1,983
Other	1,324	158	(155)	1,327
Total	$18,822	$158	$(155)	$18,825

	Net Sales for the 39-Week Period Ended
(in millions)	April 27, 2019(1)
Customer Channel	Wholesale	Other	Eliminations	Consolidated
Supermarkets	$8,559	$—	$—	$8,559
Supernatural	3,229	—	—	3,229
Independents	2,041	—	—	2,041
Other	1,104	167	(120)	1,151
Total	$14,933	$167	$(120)	$14,980

(1)
During the first quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect reclassification of customer types resulting from management’s determination that a customer serviced by both legacy Supervalu and UNFI should be classified as a Supermarket customer given that customer’s operations. During the second quarter of fiscal 2020, the presentation of net sales by customer channel was adjusted to reflect conventional military sales within Other instead of Independents based on management’s determination to better reflect the focus of its ongoing business and the definition of customer channels above. There was no impact to the Condensed Consolidated Statements of Operations as a result of the reclassification of customer types. As a result of these adjustments, net sales to the Company’s Supermarkets channel for the third quarter of fiscal 2019 and for fiscal 2019 year-to-date increased approximately $26 million and $77 million, respectively, compared to the previously reported amounts, while net sales to the Other channel for the third quarter of fiscal 2019 and for fiscal 2019 year-to-date increased $96 million and $213 million, respectively, compared to previously reported amounts. Net sales to the Company’s Independents channel for the third quarter of fiscal 2019 and fiscal 2019 year-to-date decreased $122 million and $290 million, respectively, compared to the previously reported amounts.

The Company serves customers in the United States and Canada, as well as customers located in other countries. However, all of the Company’s revenue is earned in the U.S. and Canada, as international distribution occurs through freight-forwarders. The Company does not have any performance obligations related to international shipments subsequent to delivery to the domestic port.

Sales from the Company’s Wholesale segment to its retail discontinued operations are presented within Net sales when the Company holds the business for sale as of the end of the reporting period with a supply agreement that it anticipates the sale of the retail banner to include upon the disposal of the business. The Company recorded $273.2 million and $227.1 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the third quarters of fiscal 2020 and 2019, respectively, and $756.9 million and $505.5 million for fiscal 2020 and 2019 year-to-date, respectively, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for purchases by retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $99.3 million and $134.9 million in the third quarters of fiscal 2020 and 2019, respectively, and $320.0 million and $308.0 million in fiscal 2020 and 2019 year-to-date, respectively.

Contract Balances

Accounts and notes receivable are as follows:

(in thousands)	May 2, 2020	August 3, 2019
Customer accounts receivable	$1,264,869	$1,063,167
Allowance for uncollectible receivables	(52,144)	(20,725)
Other receivables, net	19,887	23,257
Accounts receivable, net	$1,232,612	$1,065,699

Customer notes receivable, net, included within Prepaid expenses and other current assets	$12,122	$11,912
Long-term notes receivable, net, included within Other assets	$25,472	$34,408

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

The following table presents unaudited supplemental pro forma consolidated Net sales and Net loss from continuing operations based on the Company’s historical reporting periods as if the acquisition of Supervalu had occurred as of July 30, 2017:

	13-Week Period Ended	39-Week Period Ended
(in thousands, except per share data)	April 28, 2018(1)	April 27, 2019(2)	April 28, 2018(3)
Net sales	$6,067,869	$18,096,796	$18,125,148
Net income (loss) from continuing operations	$73,853	$(378,422)	$42,855
Basic net income (loss) from continuing operations per share	$1.46	$(7.46)	$0.85
Diluted net income (loss) from continuing operations per share	$1.46	$(7.46)	$0.84

(1)	Includes 13 weeks of pro forma Supervalu results for the period ended April 28, 2018.

(2)	Includes 12 weeks of pro forma Supervalu results for the period ended September 8, 2018.

(3)
Includes 39 weeks of pro forma Supervalu results for the period ended April 28, 2018 and 19 weeks of pro forma Associated Grocers of Florida, Inc. results, which was acquired by Supervalu on December 8, 2017.

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisitions occurred at the beginning of the periods being presented, nor are they indicative of future results of operations.

NOTE 5—RESTRUCTURING, ACQUISITION AND INTEGRATION RELATED EXPENSES

Restructuring, acquisition and integration related expenses incurred were as follows:

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
2019 SUPERVALU INC. restructuring expenses	$1,492	$12,257	$3,993	$66,423
Acquisition and integration costs	552	6,084	25,257	47,500
Closed property charges and costs	8,405	1,097	25,135	20,644
Total	$10,449	$19,438	$54,385	$134,567

Restructuring Programs

The following is a summary of the current period activity within restructuring reserves by program included in the Condensed Consolidated Balance Sheets, primarily within Accrued compensation and benefits for severance and other employee separation costs and related tax payments.

(in thousands)	2019 SUPERVALU INC.	2018 Earth Origins Market	2017 Cost Saving and Efficiency Initiatives	Total
Balances at August 3, 2019	$11,857	$383	$701	$12,941
Restructuring program charge	3,993	—	—	3,993
Cash payments	(13,432)	(383)	(701)	(14,516)
Balances at May 2, 2020	$2,418	$—	$—	$2,418

Cumulative program charges incurred from inception to date	$78,407	$2,219	$6,864	$87,490

2019 SUPERVALU INC.

As part of its acquisition of Supervalu and in order to achieve synergies from this combination, the Company is taking certain actions, which began during the first quarter of fiscal 2019 and are expected to continue through fiscal 2020 to: (i) review its organizational structure and the strategic needs of the business going forward to identify and place talent with the appropriate skills, experience and qualifications to meet these needs; and (ii) dispose of and exit the Supervalu legacy retail operations, as efficiently and economically as possible in order to focus on the Company’s core wholesale distribution business. Actions associated with retail divestitures and adjustments to the Company’s core cost-structure for its wholesale food distribution business are expected to result in headcount reductions and other costs and charges.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the acquisition date at their respective estimated fair values. Goodwill represents the excess acquisition cost over the fair value of net assets acquired in a business combination. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company has five goodwill reporting units, two of which represent separate operating segments and are aggregated within the Wholesale reportable segment (U.S. Wholesale and Canada Wholesale), two of which are separate operating segments (Woodstock Farms and Blue Marble Brands) that do not meet the criteria for being disclosed as separate reportable segments, and a single retail reporting unit, which is included within discontinued operations. The Canada Wholesale operating segment, which is aggregated with Wholesale, would not meet the quantitative thresholds for separate reporting if it did not meet the aggregation criteria. The composition of goodwill reporting units is evaluated for events or changes in circumstances indicating a goodwill reporting unit has changed. Relative fair value allocations are performed when components of an aggregated goodwill reporting unit become separate reporting units or move from one reporting unit to another.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on observable multiples for guideline publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 8.5%, which considered observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums, including those reflected in the Company’s market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that the carrying value of its U.S. Wholesale reporting unit exceeded its fair value by an amount that exceeded its assigned goodwill. As a result, the Company recorded a goodwill impairment charge of $421.5 million in the first quarter of fiscal 2020. The goodwill impairment charge is reflected in Goodwill and asset impairment charges in the Condensed Consolidated Statements of Operations. The goodwill impairment charge reflects the impairment of all of the U.S. Wholesale reporting unit’s goodwill.

Goodwill and Intangible Assets Changes

Changes in the carrying value of Goodwill by reportable segment that have goodwill consisted of the following:

(in thousands)	Wholesale		Other		Total
Goodwill as of August 3, 2019	$432,103	(1)	$10,153	(2)	$442,256
Goodwill adjustment for prior fiscal year business combinations	1,424		—		1,424
Impairment charges	(423,712)		(293)		(424,005)
Change in foreign exchange rates	(527)		—		(527)
Goodwill as of May 2, 2020	$9,288	(1)	$9,860	(2)	$19,148

(1)	Amounts are net of accumulated goodwill impairment charges of $292.8 million and $716.5 million as of August 3, 2019 and May 2, 2020, respectively.

(2)	Amounts are net of accumulated goodwill impairment charges of $9.3 million and $9.6 million as of August 3, 2019 and May 2, 2020.

Identifiable intangible assets consisted of the following:

	May 2, 2020			August 3, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$1,005,776	$156,471	$849,305	$1,007,089	$111,940	$895,149
Non-compete agreements	12,900	10,191	2,709	12,900	6,237	6,663
Operating lease intangibles	10,482	1,771	8,711	32,103	2,209	29,894
Trademarks and tradenames	67,700	27,521	40,179	67,700	14,161	53,539
Total amortizing intangible assets	1,096,858	195,954	900,904	1,119,792	134,547	985,245
Indefinite lived intangible assets:
Trademarks and tradenames	55,813	—	55,813	55,813	—	55,813
Intangible assets, net	$1,152,671	$195,954	$956,717	$1,175,605	$134,547	$1,041,058

Amortization expense was $21.9 million and $19.5 million for the third quarters of fiscal 2020 and 2019, respectively, and $65.5 million and $44.1 million for fiscal 2020 and 2019 year-to-date, respectively. The estimated future amortization expense for each of the next five fiscal years and thereafter on definite lived intangible assets existing as of May 2, 2020 is shown below:

Fiscal Year:	(In thousands)
Remaining fiscal 2020	$21,391
2021	71,431
2022	65,895
2023	65,844
2024	66,251
2025 and thereafter	610,092
$900,904

NOTE 7—FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis:

		Fair Value at May 2, 2020
(In thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Foreign exchange derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$—	$756	$—
Mutual funds	Other assets	$1,715	$—	$—

Liabilities:
Fuel derivatives not designated as hedging instruments	Accrued expenses and other current liabilities	$—	$2,424	$—
Interest rate swaps designated as hedging instruments	Accrued expenses and other current liabilities	$—	$45,684	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$94,745	$—

		Fair Value at August 3, 2019
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$389	$—
Mutual funds	Prepaid expenses and other current assets	$7	$—	$—
Interest rate swaps designated as hedging instruments	Other assets	$—	$145	$—
Mutual funds	Other assets	$1,799	$—	$—

Liabilities:
Interest rate swaps designated as hedging instruments	Prepaid expenses and other current assets	$—	$16,360	$—
Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$60,737	$—

Interest Rate Swap Contracts

The fair values of interest rate swap contracts are measured using Level 2 inputs. The interest rate swap contracts are valued using an income approach interest rate swap valuation model incorporating observable market inputs including interest rates, LIBOR swap rates and credit default swap rates. As of May 2, 2020, a 100 basis point increase in forward LIBOR interest rates would increase the fair value of the interest rate swaps by approximately $65.5 million; a 100 basis point decrease in forward LIBOR interest rates would decrease the fair value of the interest rate swaps by approximately $63.5 million. Refer to Note 8—Derivatives for further information on interest rate swap contracts.

Mutual Funds

Mutual fund assets consist of balances held in investments to fund certain deferred compensation plans. The fair values of mutual fund assets are based on quoted market prices of the mutual funds held by the plan at each reporting period. Mutual funds traded in active markets are classified within Level 1 of the fair value hierarchy.

Fuel Supply Agreements and Derivatives

To reduce diesel price risk, the Company has entered into derivative financial instruments and/or forward purchase commitments for a portion of its projected monthly diesel fuel requirements at fixed prices. The fair values of fuel derivative agreements are measured using Level 2 inputs. As of August 3, 2019, the Company had no outstanding fuel supply agreements and derivative agreements.

Foreign Exchange Derivatives

To reduce foreign exchange risk, the Company has entered into derivative financial instruments for a portion of its projected monthly foreign currency requirements at fixed prices. The fair values of foreign exchange derivatives are measured using Level 2 inputs. As of August 3, 2019, the Company’s outstanding foreign currency forward contracts were immaterial.

Fair Value Estimates

For certain of the Company’s financial instruments including cash and cash equivalents, receivables, accounts payable, accrued vacation, compensation and benefits, and other current assets and liabilities the fair values approximate carrying amounts due to their short maturities. The fair value of notes receivable is estimated by using a discounted cash flow approach calculated by applying a market rate for similar instruments using Level 3 inputs. The fair value of debt is estimated based on market quotes, where available, or market values for similar instruments, using Level 2 and 3 inputs. In the table below, the carrying value of the Company’s long-term debt is net of original issue discounts and debt issuance costs.

	May 2, 2020		August 3, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable, including current portion	$37,594	$39,701	$46,320	$45,232
Long-term debt, including current portion	$2,560,876	$2,473,690	$2,906,483	$2,730,271

NOTE 8—DERIVATIVES

Management of Interest Rate Risk

The Company enters into interest rate swap contracts from time to time to mitigate its exposure to changes in market interest rates as part of its overall strategy to manage its debt portfolio to achieve an overall desired position of notional debt amounts subject to fixed and floating interest rates. Interest rate swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company’s interest rate swap contracts are designated as cash flow hedges at May 2, 2020. Interest rate swap contracts are reflected at their fair values in the Condensed Consolidated Balance Sheets. Refer to Note 7—Fair Value Measurements of Financial Instruments for further information on the fair value of interest rate swap contracts.

Details of outstanding swap contracts as of May 2, 2020, which are all pay fixed and receive floating, are as follows:

Effective Date	Swap Maturity	Outstanding Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate(7)	Floating Rate Reset Terms
March 21, 2019	May 15, 2020	$100.0	2.4490%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2020	100.0	2.8240%	One-Month LIBOR	Monthly
June 9, 2016	April 29, 2021	25.0	1.0650%	One-Month LIBOR	Monthly
June 24, 2016	April 29, 2021	25.0	0.9260%	One-Month LIBOR	Monthly
January 23, 2019	April 29, 2021	50.0	2.5500%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2021	100.0	2.2520%	One-Month LIBOR	Monthly
June 10, 2019	June 30, 2021	50.0	2.2290%	One-Month LIBOR	Monthly
November 30, 2018	October 29, 2021	100.0	2.8084%	One-Month LIBOR	Monthly
March 21, 2019	April 15, 2022	100.0	2.3645%	One-Month LIBOR	Monthly
April 2, 2019	June 30, 2022	100.0	2.2170%	One-Month LIBOR	Monthly
June 28, 2019	June 30, 2022	50.0	2.1840%	One-Month LIBOR	Monthly
August 3, 2015(1)	August 15, 2022	55.5	1.7950%	One-Month LIBOR	Monthly
August 3, 2015(2)	August 15, 2022	37.0	1.7950%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2022	100.0	2.8915%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2022	50.0	2.4678%	One-Month LIBOR	Monthly
January 23, 2019	October 31, 2022	50.0	2.5255%	One-Month LIBOR	Monthly
October 30, 2020(3)	October 31, 2022	—	0.4540%	One-Month LIBOR	Monthly
November 16, 2018	March 31, 2023	150.0	2.8950%	One-Month LIBOR	Monthly
January 23, 2019	March 31, 2023	50.0	2.5292%	One-Month LIBOR	Monthly
April 29, 2021(4)	April 28, 2023	—	0.5680%	One-Month LIBOR	Monthly
June 30, 2021(5)	June 30, 3023	—	0.6070%	One-Month LIBOR	Monthly
November 30, 2018	September 30, 2023	50.0	2.8315%	One-Month LIBOR	Monthly
October 29, 2021(6)	October 20, 2023	—	0.6810%	One-Month LIBOR	Monthly
October 26, 2018	October 31, 2023	100.0	2.9210%	One-Month LIBOR	Monthly
January 11, 2019	March 28, 2024	100.0	2.4770%	One-Month LIBOR	Monthly
January 23, 2019	March 28, 2024	100.0	2.5420%	One-Month LIBOR	Monthly
November 30, 2018	October 31, 2024	100.0	2.8480%	One-Month LIBOR	Monthly
January 11, 2019	October 31, 2024	100.0	2.5010%	One-Month LIBOR	Monthly
January 24, 2019	October 31, 2024	50.0	2.5210%	One-Month LIBOR	Monthly
October 26, 2018	October 22, 2025	50.0	2.9550%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9590%	One-Month LIBOR	Monthly
November 16, 2018	October 22, 2025	50.0	2.9580%	One-Month LIBOR	Monthly
January 24, 2019	October 22, 2025	50.0	2.5558%	One-Month LIBOR	Monthly
		$2,092.5

(1)
On March 31, 2015, the Company amended the original contract to reduce the beginning notional principal amount from $140.0 million to $84.0 million. The swap contract has an amortizing notional principal amount which is reduced by $1.5 million on a quarterly basis.

(2)	The swap contract has an amortizing notional principal amount which is reduced by $1.0 million on a quarterly basis.

(3)	This forward starting swap contract has a notional principal amount of $100.0 million.

(4)	This forward starting swap contract has a notional principal amount of $100.0 million.

(5)	This forward starting swap contract has a notional principal amount of $150.0 million.

(6)	This forward starting swap contract has a notional principal amount of $100.0 million.

(7)	For these swap contracts that are indexed to LIBOR, the Company is monitoring and evaluating risks related to the expected future cessation of LIBOR.

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

The location and amount of gains or losses recognized in the Condensed Consolidated Statements of Operations for interest rate swap contracts for each of the periods, presented on a pretax basis, are as follows:

	13-Week Period Ended		39-Week Period Ended
	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
(In thousands)	Interest Expense, net		Interest Expense, net
Total amounts of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$47,108	$54,917	$145,247	$121,149
(Loss) or gain on cash flow hedging relationships:
(Loss) or gain reclassified from comprehensive income into income	$(6,191)	$15	$(12,812)	$458
Gain or (loss) on interest rate swap contracts not designated as hedging instruments:
Gain or (loss) recognized as interest expense	$—	$51	$—	$(15)

NOTE 9—LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(in thousands)	Average Interest Rate at May 2, 2020	Calendar Maturity Year	May 2, 2020	August 3, 2019
Term Loan Facility	4.65%	2025	$1,777,500	$1,864,900
ABL Credit Facility	1.96%	2023	816,000	1,080,000
Other secured loans	5.20%	2023-2024	52,358	57,649
Debt issuance costs, net			(48,030)	(54,891)
Original issue discount on debt			(36,952)	(41,175)
Long-term debt, including current portion			2,560,876	2,906,483
Less: current portion of long-term debt			(19,219)	(87,433)
Long-term debt			$2,541,657	$2,819,050

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

As of May 2, 2020, the U.S. Borrowers’ Borrowing Base, net of $239.0 million of reserves, was $2,027.2 million, which is below the $2,050.0 million limit of availability to the U.S. Borrowers under the ABL Credit Facility. As of May 2, 2020, the Canadian Borrower’s Borrowing Base, net of $4.0 million of reserves, was $37.8 million, which is below the $50.0 million limit of availability to the Canadian Borrower under the ABL Credit facility, resulting in total availability of $2,065.0 million for ABL Loans and letters of credit under the ABL Credit Facility. As of May 2, 2020, the U.S. Borrowers had $816.0 million of ABL Loans outstanding, which are presented net of debt issuance costs of $10.6 million and are included in Long-term debt in the Condensed Consolidated Balance Sheets, and the Canadian Borrower had no ABL Loans outstanding under the ABL Credit Facility. As of May 2, 2020, the U.S. Borrowers had $95.1 million in letters of credit and the Canadian Borrower had no letters of credit outstanding under the ABL Credit Facility. The Company’s resulting remaining availability under the ABL Credit Facility was $1,153.9 million as of May 2, 2020.

The ABL Loans of the U.S. Borrowers under the ABL Credit Facility bear interest at rates that, at the U.S. Borrowers’ option, can be either: (i) a base rate and an applicable margin, or (ii) a LIBOR rate and an applicable margin. As of May 2, 2020, the applicable margin for base rate loans was 0.25%, and the applicable margin for LIBOR loans was 1.25%. The ABL Loan Agreement contains provisions for the establishment of an alternative rate of interest in the event that LIBOR is no longer available. The ABL Loans of the Canadian Borrower under the ABL Credit Facility bear interest at rates that, at the Canadian Borrower’s option, can be either: (i) prime rate and an applicable margin, or (ii) a Canadian dollar bankers’ acceptance equivalent rate and an applicable margin. As of May 2, 2020, the applicable margin for prime rate loans was 0.25%, and the applicable margin for Canadian dollar bankers’ acceptance equivalent rate loans was 1.25%. Commencing on the first day of the calendar month following the ABL Administrative Agent’s receipt of the Company’s aggregate availability calculation for the prior fiscal quarter, the applicable margins for borrowings by the U.S. Borrowers and Canadian Borrower will be subject to adjustment based upon the aggregate availability under the ABL Credit Facility. Unutilized commitments under the ABL Credit Facility are subject to a per annum fee of (i) 0.375% if the average daily total outstandings were less than 25% of the aggregate commitments during the preceding fiscal quarter or (ii) 0.25% if such average daily total outstandings were 25% or more of the aggregate commitments during the preceding fiscal quarter. As of May 2, 2020, the unutilized commitment fee was 0.25% per annum. The Borrowers are also required to pay a letter of credit fronting fee to each letter of credit issuer equal to 0.125% per annum of the amount available to be drawn under each such letter of credit, as well as a fee to all lenders equal to the applicable margin for LIBOR or Canadian dollar bankers’ acceptance equivalent rate loans, as applicable, times the average daily amount available to be drawn under all outstanding letters of credit.

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

The assets included in the Condensed Consolidated Balance Sheets securing the outstanding obligations under the ABL Credit Facility on a first-priority basis, and the unused credit and fees under the ABL Credit Facility, were as follows:

Assets securing the ABL Credit Facility (in thousands)(1):	May 2, 2020
Certain inventory assets included in Inventories and Current assets of discontinued operations	$2,099,976
Certain receivables included in Accounts receivables, net and Current assets of discontinued operations	$1,197,501

(1)
The ABL Credit Facility is also secured by all of the Company’s pharmacy scripts, which are included in Long-term assets of discontinued operations in the Condensed Consolidated Balance Sheets as of May 2, 2020.

Unused credit and fees under the ABL Credit Facility (in thousands, except percentages):	May 2, 2020
Outstanding letters of credit	$95,057
Letter of credit fees	1.375%
Unused credit	$1,153,861
Unused facility fees	0.25%

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

The loans under the Term B Tranche will be payable in full on October 22, 2025; provided that if on or prior to December 31, 2024 that certain Agreement for Distribution of Products, dated as of October 30, 2015, by and between Whole Foods Market Distribution, Inc., a Delaware corporation, and the Company has not been extended until at least October 23, 2025 on terms not materially less favorable, taken as a whole, to the Company and its subsidiaries than those in effect on the Closing Date, then the loans under the Term B Tranche will be payable in full on December 31, 2024.

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

The Term Borrowers’ obligations under the Term Loan Facility are guaranteed by most of the Company’s wholly-owned domestic subsidiaries who are not also Term Borrowers (collectively, the “Term Guarantors”), subject to customary exceptions and limitations, including an exception for immaterial subsidiaries designated by the Company from time to time. The Term Borrowers’ obligations under the Term Loan Facility and the Term Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ assets other than the ABL Assets and (ii) a second-priority lien on substantially all of the Term Borrowers’ and the Term Guarantors’ ABL Assets, in each case, subject to customary exceptions and limitations, including an exception for owned real property with net book values of less than $10.0 million. As of May 2, 2020, there was $649.9 million of owned real property pledged as collateral that was included in Property and equipment, net in the Condensed Consolidated Balance Sheets.

The loans under the Term Loan Facility may be voluntarily prepaid, subject to certain minimum payment thresholds and the payment of breakage or other similar costs. Under the Term Loan Facility, the Company is required, subject to certain exceptions and customary reinvestment rights, to apply 100 percent of Net Cash Proceeds (as defined in the Term Loan Agreement) from certain types of asset sales to prepay the loans outstanding under the Term Loan Facility. Commencing with the fiscal year ending August 1, 2020, the Company must also prepay loans outstanding under the Term Loan Facility no later than 130 days after the fiscal year end in an aggregate principal amount equal to a specified percentage (which percentage ranges from 0 to 75 percent depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Agreement) as of the last day of such fiscal year) of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $10 million for the fiscal year then ended, minus any voluntary prepayments of the loans under the Term Loan Facility, the ABL Credit Facility (to the extent they permanently reduce commitments under the ABL Facility) and certain other indebtedness made during such fiscal year. The potential amount of prepayment from Excess Cash Flow in fiscal 2020 that may be required in fiscal 2021 is not reasonably estimable as of May 2, 2020.

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

As of May 2, 2020, the Company had borrowings of $1,777.5 million and no amounts outstanding under the Term B Tranche and 364-day Tranche, respectively, which are presented net of debt issuance costs of $37.4 million and an original issue discount on debt of $36.6 million. As of May 2, 2020, $18.0 million of the Term B Tranche was classified as current, excluding debt issuance costs and original issue discount on debt.

NOTE 10—COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated other comprehensive loss by component net of tax for fiscal 2020 year-to-date are as follows:

(in thousands)	Benefit Plans	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive loss at August 3, 2019	$(32,458)	$(20,082)	$(56,413)	$(108,953)
Other comprehensive gain (loss) before reclassifications	1,480	(3,561)	(55,874)	(57,955)
Amortization of amounts included in net periodic benefit income	(1,722)	—	—	(1,722)
Amortization of cash flow hedge	—	—	9,375	9,375
Pension settlement charge	7,610	—	—	7,610
Net current period Other comprehensive income (loss)	7,368	(3,561)	(46,499)	(42,692)
Accumulated other comprehensive loss at May 2, 2020	$(25,090)	$(23,643)	$(102,912)	$(151,645)

Changes in Accumulated other comprehensive loss by component net of tax for fiscal 2019 year-to-date are as follows:

(in thousands)	Foreign Currency	Swap Agreements	Total
Accumulated other comprehensive (loss) income at July 28, 2018	$(19,053)	$4,874	$(14,179)
Other comprehensive loss before reclassifications	(2,308)	(26,545)	(28,853)
Amortization of cash flow hedge	—	(353)	(353)
Net current period Other comprehensive loss	(2,308)	(26,898)	(29,206)
Accumulated other comprehensive loss at April 27, 2019	$(21,361)	$(22,024)	$(43,385)

Items reclassified out of Accumulated other comprehensive loss had the following impact on the Condensed Consolidated Statements of Operations:

	13-Week Period Ended		39-Week Period Ended		Affected Line Item on the Condensed Consolidated Statements of Operations
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Pension and postretirement benefit plan obligations:
Amortization of amounts included in net periodic benefit income(1)	$(777)	$—	$(2,328)	$—	Net periodic benefit income, excluding service cost
Pension settlement charge	—	—	10,303	—	Net periodic benefit income, excluding service cost
Total reclassifications	(777)	—	7,975	—
Income tax (expense) benefit	(203)	—	2,087	—	Benefit for income taxes
Total reclassifications, net of tax	$(574)	$—	$5,888	$—

Swap agreements:
Amortization of cash flow hedge expense (income)	$6,191	$(15)	$12,812	$(458)	Interest expense, net
Income tax benefit (expense)	1,661	5	3,437	(105)	Benefit for income taxes
Total reclassifications, net of tax	$4,530	$(20)	$9,375	$(353)

(1)	Amortization of amounts included in net periodic benefit income include amortization of prior service benefit and amortization of net actuarial loss as reflected in Note 13—Benefit Plans.

As of May 2, 2020, the Company expects to reclassify $45.8 million of pre-tax accumulated other comprehensive loss into Interest expense, net during the succeeding twelve-month period.

NOTE 11—LEASES

The Company leases certain of its distribution centers, retail stores, office facilities, transportation equipment, and other operating equipment from third parties. Many of these leases include renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities are as follows (in thousands):

Lease Type	Balance Sheet Location	May 2, 2020
Operating lease assets	Operating lease assets	$984,039
Finance lease assets	Property and equipment, net	134,357
Total lease assets		$1,118,396

Operating liabilities	Current portion of operating lease liabilities	$138,698
Finance liabilities	Current portion of long-term debt and finance lease liabilities	14,221
Operating liabilities	Long-term operating lease liabilities	877,229
Finance liabilities	Long-term finance lease liabilities	145,672
Total lease liabilities		$1,175,820

Lease assets and liabilities presented in the table above include lease contracts related to our discontinued operations, as the Company expects to remain primarily obligated under these leases.

The Company’s lease cost under ASC 842 is as follows:

(in thousands)	Statement of Operations Location	13-Week Period Ended	39-Week Period Ended
		May 2, 2020	May 2, 2020
Operating lease cost	Operating expenses(2)	$62,928	$196,332
Short-term lease cost	Operating expenses	8,021	20,010
Variable lease cost	Operating expenses(2)	35,392	114,299
Sublease income	Operating expenses(2)	(7,836)	(31,034)
Sublease income	Net sales	(5,991)	(16,738)
Net operating lease cost(1)		92,514	282,869
Amortization of leased assets	Operating expenses	3,876	12,272
Interest on lease liabilities	Interest expense, net	2,894	6,911
Finance lease cost		6,770	19,183
Total net lease cost		$99,284	$302,052

(1)
Rent expense as presented here includes $9.1 million and $33.5 million in the third quarter and year-to-date of fiscal 2020, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as the Company expects to remain primarily obligated under these leases. Rent expense as presented here also includes immaterial amounts of variable lease expense of discontinued operations.

(2)
Includes certain lease expense or income that is recorded within Restructuring, acquisition and integration related expenses for surplus, non-operating properties for which the Company is restructuring its obligations and which are not separately material.

The Company leases certain property to third parties and receives lease and subtenant rental payments under operating leases, including assigned leases for which the Company has future minimum lease payment obligations. Future minimum lease payments (“Lease Liabilities”) to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases have not been reduced for future minimum lease and subtenant rentals (“Lease Receipts”) under certain operating subleases, including lease assignments for stores sold to third parties, which they operate. As of May 2, 2020, these Lease Liabilities and Lease Receipts consisted of the following (in thousands):

Maturity of Lease Liabilities and Lease Receipts	Lease Liabilities		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases(1)	Finance Leases(2)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Remaining fiscal 2020	$62,422	$6,991	$(14,801)	$—	$47,621	$6,991
2021	217,690	22,777	(50,944)	—	166,746	22,777
2022	206,416	119,387	(45,784)	—	160,632	119,387
2023	179,364	15,292	(35,889)	—	143,475	15,292
2024	153,729	14,228	(27,871)	—	125,858	14,228
Thereafter	990,394	15,541	(62,184)	—	928,210	15,541
Total undiscounted lease liabilities and receipts	$1,810,015	$194,216	$(237,473)	$—	$1,572,542	$194,216
Less interest (3)	(794,088)	(34,323)
Present value of lease liabilities	1,015,927	159,893
Less current lease liabilities	(138,698)	(14,221)
Long-term lease liabilities	$877,229	$145,672

(1)
Operating lease payments include $11.4 million related to extension options that are reasonably certain of being exercised and exclude $38.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Finance lease payments include $0.0 million related to extension options that are reasonably certain of being exercised and exclude $0.5 million of legally binding minimum lease payments for leases signed but not yet commenced. This table excludes payments related to a facility the Company is deemed the accounting owner, which is recognized as a residual obligation, and is subject to an underlying lease.

(3)	Calculated using the interest rate for each lease.

As of August 3, 2019, future minimum lease payments to be made by the Company or certain third parties in the case of assigned leases for noncancellable operating leases and finance leases, which have not been reduced for future minimum subtenant rentals under certain operating subleases, including assignments, consisted of the following amounts (in thousands):

	Lease Obligations		Lease Receipts		Net Lease Obligations
Fiscal Year	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases
2020	$223,612	$41,550	$(55,922)	$(319)	$167,690	$41,231
2021	190,845	32,804	(41,425)	—	149,420	32,804
2022	179,326	29,869	(35,998)	—	143,328	29,869
2023	154,812	26,699	(25,591)	—	129,221	26,699
2024	135,795	23,095	(18,183)	—	117,612	23,095
Thereafter	1,063,674	46,999	(59,186)	—	1,004,488	46,999
Total future minimum obligations (receipts)	$1,948,064	$201,016	$(236,305)	$(319)	$1,711,759	$200,697
Less interest		(68,138)
Present value of capital lease obligations		132,878
Less current capital lease obligations		(24,670)
Long-term capital lease obligations		$108,208

The following tables provide other information required by ASC 842:

Lease Term and Discount Rate	May 2, 2020
Weighted-average remaining lease term (years)
Operating leases	10.7 years
Finance leases	3.4 years
Weighted-average discount rate
Operating leases	10.7%
Finance leases	8.8%

Other Information	39-Week Period Ended
(in thousands)	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$166,441
Operating cash flows from finance leases	6,181
Financing cash flows from finance leases	17,183
Leased assets obtained in exchange for new finance lease liabilities	92,843
Leased assets obtained in exchange for new operating lease liabilities	154,888

On February 24, 2020, the Company executed a purchase option to acquire the real property of a distribution center facility. Upon execution of the purchase option, the previously constructed facility accounted for as an operating lease has been re-classified as a finance lease.

NOTE 12—SHARE-BASED AWARDS

During the second quarter of fiscal 2020, the Company authorized for issuance and registered 7.2 million shares of common stock for issuance under the 2020 Equity Incentive Plan. In addition, the remaining shares that were available for issuance under the Company’s Amended and Restated 2012 Equity Incentive Plan may be issued under the 2020 Equity Incentive Plan. In the second quarter of fiscal 2020, the Company granted restricted stock units and performance share units representing a right to receive an aggregate of 5.8 million shares to its directors, executive officers and certain employees. As of May 2, 2020, there were 2.6 million shares available for issuance under the 2020 Equity Incentive Plan.

During the third quarter of fiscal 2020, the Company issued approximately 1.1 million shares of common stock at an average market price of $11.12 per share for $12.2 million of cash. Proceeds from these issuances were received in the third and fourth quarters of fiscal 2020 and were used to fund settlement of replacement award obligations.

NOTE 13—BENEFIT PLANS

Net periodic benefit (income) cost and contributions to defined benefit pension and other post-retirement benefit plans consisted of the following:

	13-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$14	$55
Interest cost	13,602	24,004	236	478
Expected return on plan assets	(25,765)	(35,416)	(54)	(58)
Amortization of net actuarial loss (gain)	3	—	(780)	—
Net periodic benefit (income) cost	$(12,160)	$(11,412)	$(584)	$475

Contributions to benefit plans	$(1,500)	$(2,386)	$(175)	$(92)

	39-Week Period Ended
	Pension Benefits		Other Postretirement Benefits
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net Periodic Benefit (Income) Cost
Service cost	$—	$—	$42	$114
Interest cost	43,894	49,855	708	993
Expected return on plan assets	(79,834)	(73,555)	(162)	(121)
Amortization of net actuarial loss (gain)	9	—	(2,337)	—
Pension settlement charge	10,303	—	—	—
Net periodic benefit (income) cost	$(25,628)	$(23,700)	$(1,749)	$986

Contributions to benefit plans	$(6,750)	$(2,574)	$(335)	$(218)

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

Multiemployer Pension Plans

The Company contributed $12.3 million and $13.8 million in the third quarters of fiscal 2020 and 2019, respectively, and $38.4 million and $27.4 million in fiscal 2020 and 2019 year-to-date, respectively, to continuing and discontinued operations multiemployer pension plans.

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

NOTE 14—INCOME TAXES

The effective income tax rate for continuing operations was a benefit of 38.7% compared to a benefit of 32.4% on pre-tax income for the third quarter of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the third quarter of fiscal 2020 was primarily driven by a tax benefit recorded on net operating loss deferred tax assets in the third quarter of fiscal 2020 in connection with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), discussed below. The tax provision included $26.9 million and $3.2 million of discrete tax benefit for the third quarter of fiscal 2020 and fiscal 2019, respectively. The discrete tax benefit for the third quarter of fiscal 2020 was primarily due to a tax benefit of approximately $28.4 million driven by a tax benefit recorded on net operating loss deferred tax assets in the third quarter of fiscal 2020 in connection with the CARES Act, discussed below.

The effective income tax rate for continuing operations was a benefit of 21.5% compared to a benefit of 22.8% on pre-tax losses for fiscal 2020 year-to-date and fiscal 2019 year-to-date, respectively. The decrease in the effective income tax benefit rate was primarily driven by a tax benefit of approximately $8.3 million recorded in fiscal 2019 for the release of unrecognized tax positions that did not recur in fiscal 2020, as well as a goodwill impairment benefit of approximately $72.2 million recorded in fiscal 2019 compared to a goodwill impairment benefit of approximately $66.4 million recorded in fiscal 2020. In addition, effective income tax rate for fiscal 2020 includes a benefit of approximately $28.4 million related to revaluation of net operating loss deferred tax assets in connection with the CARES Act.

The CARES Act was enacted on March 27, 2020 and contains significant business tax provision changes to the U.S. tax code, including temporary expansion of the limitations to the deductibility of net operating losses and interest expense and the ability to treat qualified improvement property as eligible for bonus depreciation. In addition, the CARES Act changed the required filing of the Company’s federal income tax return from May 2020 to July 2020, and allows remittances of employer FICA payments previously due March 2020 to December 2020 to be deferred until December 2021 and December 2022. Prior to the application of the CARES Act, the Company had a deferred tax asset related to $203 million of federal net operating losses that were available for unlimited carryforward (but no carryback) pursuant to provisions of the 2017 Tax Cuts and Jobs Act, which permitted taxpayers to carryforward net operating losses indefinitely. The CARES Act provides the Company the ability to carry these losses back at a 35% federal tax rate during the carry back periods, as opposed to the current 21% federal tax rate. This resulted in a tax benefit of approximately $28.4 million, which the Company recorded in the third quarter of fiscal 2020. This estimated tax benefit will be finalized in the fourth quarter of fiscal 2020 as the 2019 tax return due July 2020 is finalized. The entire tax benefit associated with the net operating loss carry back has been recorded as a current tax receivable in the third quarter of fiscal 2020.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	13-Week Period Ended		39-Week Period Ended
(in thousands, except per share data)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Basic weighted average shares outstanding	53,718	50,846	53,485	50,748
Net effect of dilutive stock awards based upon the treasury stock method	1,499	118	—	—
Diluted weighted average shares outstanding	55,217	50,964	53,485	50,748

Basic earnings (loss) per share:
Continuing operations	$0.99	$0.64	$(7.24)	$(6.93)
Discontinued operations	$0.65	$0.48	$1.14	$0.95
Basic earnings (loss) per share	$1.64	$1.12	$(6.10)	$(5.99)
Diluted earnings (loss) per share:
Continuing operations	$0.96	$0.64	$(7.24)	$(6.93)
Discontinued operations(1)	$0.63	$0.48	$1.12	$0.94
Diluted earnings (loss) per share	$1.60	$1.12	$(6.10)	$(5.99)

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	1,771	5,176	1,868	2,723

(1)
The computation of diluted earnings per share from discontinued operations is calculated using diluted weighted average shares outstanding, which includes the net effect of dilutive stock awards and 821 thousand and 275 thousand shares for fiscal 2020 and 2019 year-to-date, respectively.

NOTE 16—BUSINESS SEGMENTS

The Company has two operating segments aggregated under the Wholesale reportable segment: U.S. Wholesale and Canada Wholesale. In addition, the Company’s Retail operating segment is a separate reportable segment, which consists of discontinued operations disposal groups. The U.S. Wholesale and Canada Wholesale operating segments have similar products and services, customer channels, distribution methods and economic characteristics. The Wholesale reportable segment is engaged in the national distribution of natural, organic, specialty, produce, and conventional grocery and non-food products, and is also a provider of support services in the United States and Canada. The Company has additional operating segments that do not meet the quantitative thresholds for reportable segments and are therefore aggregated under the caption of Other. Other includes a manufacturing division, which engages in the importing, roasting, packaging, and distributing of nuts, dried fruit, seeds, trail mixes, granola, natural and organic snack items and confections, and the Company’s branded product lines. Other also includes certain corporate operating expenses that are not allocated to operating segments, which include, among other expenses, restructuring, acquisition, and integration related expenses, share-based compensation, and salaries, retainers, and other related expenses of certain officers and all directors. The Company allocates certain corporate capital expenditures and identifiable assets to its business segments and retains certain depreciation expense related to those assets within Other. In the first quarter of fiscal 2020, the Company changed its measurement of segment profit, which resulted in additional corporate expenses that were previously included in Other now being attributed to the Wholesale business. Prior period amounts have been recast to reflect this new measurement approach. Non-operating expenses that are not allocated to the operating segments are under the caption of Unallocated (Income)/Expenses.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
13-Week Period Ended May 2, 2020:
Net sales(1)	$6,670,044	$56,361	$(58,724)	$—	$6,667,681
Restructuring, acquisition and integration related expenses	4,030	6,419	—	—	10,449
Operating income (loss)	119,809	(47,505)	(599)	—	71,705
Total other expense, net	—	—	—	33,377	33,377
Income (loss) from continuing operations before income taxes					38,328
Depreciation and amortization	66,754	2,888	—	—	69,642
Capital expenditures	33,216	402	—	—	33,618
Total assets of continuing operations	6,686,382	614,356	(50,076)	—	7,250,662

13-Week Period Ended April 27, 2019:
Net sales(2)	$5,944,521	$61,910	$(43,811)	$—	$5,962,620
Goodwill and asset impairment (adjustment) charges	(38,250)	—	—	—	(38,250)
Restructuring, acquisition and integration related expenses	—	19,438	—	—	19,438
Operating income (loss)	103,142	(31,278)	(2,183)	—	69,681
Total other expense, net	—	—	—	44,934	44,934
Income (loss) from continuing operations before income taxes					24,747
Depreciation and amortization	63,375	8,412	—	—	71,787
Capital expenditures	56,655	161	—	—	56,816
Total assets of continuing operations	6,403,512	423,663	(40,618)	—	6,786,557

(1)
For the third quarter of fiscal 2020, the Company recorded $273.2 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(2)
For the third quarter of fiscal 2019, the Company recorded $227.1 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(in thousands)	Wholesale	Other	Eliminations	Unallocated (Income)/Expenses	Consolidated
39-Week Period Ended May 2, 2020:
Net sales(1)	$18,821,520	$158,377	$(155,027)	$—	$18,824,870
Goodwill and asset impairment (adjustment) charges	423,703	1,702	—	—	425,405
Restructuring, acquisition and integration related expenses	23,392	30,993	—	—	54,385
Operating income (loss)	(277,675)	(99,632)	(86)	—	(377,393)
Total other expense, net	—	—	—	116,289	116,289
Income (loss) from continuing operations before income taxes	—	—	—	—	(493,682)
Depreciation and amortization	200,515	13,487	—	—	214,002
Capital expenditures	116,565	1,680	—	—	118,245

39-Week Period Ended April 27, 2019:
Net sales(2)	$14,932,905	$167,381	$(120,304)	$—	14,979,982
Goodwill and asset impairment (adjustment) charges	332,621	—	—	—	332,621
Restructuring, acquisition and integration related expenses	4	134,563	—	—	134,567
Operating income (loss)	(189,299)	(164,745)	(3,248)	—	(357,292)
Total other expense, net	—	—	—	98,689	98,689
Income (loss) from continuing operations before income taxes	—	—	—	—	(455,981)
Depreciation and amortization	156,693	13,087	—	—	169,780
Capital expenditures	136,065	888	—	—	136,953

(1)
For fiscal 2020 year-to-date, the Company recorded $756.9 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

(2)
For fiscal 2019 year-to-date, the Company recorded $505.5 million within Net sales in its wholesale reportable segment attributable to discontinued operations inter-company product purchases from its Retail operating segment, which it expects will continue subsequent to the sale of certain retail banners.

NOTE 17—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Guarantees and Contingent Liabilities

The Company has outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of May 2, 2020. These guarantees were generally made to support the business growth of wholesale customers. The guarantees are generally for the entire terms of the leases, fixture financing loans or other debt obligations with remaining terms that range from less than one year to ten years, with a weighted average remaining term of approximately six years. For each guarantee issued, if the wholesale customer or other third-party defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the primary obligor/retailer.

The Company reviews performance risk related to its guarantee obligations based on internal measures of credit performance. As of May 2, 2020, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was $32.9 million ($25.8 million on a discounted basis). Based on the indemnification agreements, personal guarantees and results of the reviews of performance risk, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. Accordingly, no amount has been recorded in the Condensed Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements as the fair value has been determined to be de minimis.

The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s lease assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote. For leases that have been assigned, the Company has recorded the associated right of use operating lease assets and obligations within the Condensed Consolidated Balance Sheets. No associated lessor receivables are reflected on the Condensed Consolidated Balance Sheets; however, within Note 11—Leases expected cash flows from lease receipts reflecting the assignees payments to the landlord are reflected as Lease Receipts within the future maturity table, along with the Wholesale customers future Lease Receipts. For the Company’s lease guarantee arrangements, no amounts have been recorded within the Condensed Consolidated Balance Sheets as the fair value has been determined to be de minimis.

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

Other Contractual Commitments

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale, and service contracts for fixed asset and information technology systems. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. As of May 2, 2020, the Company had approximately $252.0 million of non-cancelable future purchase obligations.

Legal Proceedings

In December 2008, a class action complaint was filed in the United States District Court for the Western District of Wisconsin against Supervalu alleging that a 2003 transaction between Supervalu and C&S Wholesale Grocers, Inc. (“C&S”) was a conspiracy to restrain trade and allocate markets. As previously disclosed, the Company settled with the certain plaintiffs in November 2017. The remaining plaintiff (the “New England plaintiff”) was not a party to the settlement and pursued its individual claims and potential class action claims against Supervalu. On February 15, 2018, Supervalu filed a summary judgment and Daubert motion and the New England plaintiff filed a motion for class certification and on July 27, 2018, the District Court granted Supervalu’s motions. The New England plaintiff appealed to the 8th Circuit on August 15, 2018, and a hearing was held on October 15, 2019. In the second quarter of fiscal 2020, the 8th Circuit Court of Appeals denied the appeal.

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

UNFI is currently subject to a qui tam action alleging violations of the False Claims Act (“FCA”). In United States ex rel. Schutte and Yarberry v. Supervalu, New Albertson’s, Inc., et al, which is pending in the U.S. District Court for the Central District of Illinois, the relators allege that defendants overcharged government healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers purchasing prescription medication who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. The government previously investigated the relators' allegations and declined to intervene. Violations of the FCA are subject to treble damages and penalties of up to a specified dollar amount per false claim. Relators elected to pursue the case on their own and have alleged FCA damages against Supervalu and New Albertsons in excess of $100 million, not including trebling and statutory penalties. For the majority of the relevant period Supervalu and New Albertson’s operated as a combined company. In March 2013, Supervalu divested New Albertson’s (and related assets) pursuant the Stock Purchase Agreement. Based on the claims that are currently pending and the Stock Purchase Agreement, Supervalu’s share of a potential award (at the currently claimed value by relators) would be approximately $24 million, not including trebling and statutory penalties. Both sides moved for summary judgment. Discovery is complete, and trial will be set after the Court rules on the pending motions. On August 5, 2019, the Court granted one of relators’ summary judgment motions finding that defendants’ lower matched prices are the usual and customary prices and that Medicare Part D and Medicaid were entitled to those prices. There are additional pending motions for summary judgment filed by defendants and relators that await rulings by the Court, including on key FCA elements of materiality and knowledge. On August 30, 2019, defendants filed a motion with the District Court seeking certification of the summary judgment decision for interlocutory appeal and on November 7, 2019, the District Court denied the motion. UNFI is vigorously defending this matter and believes that it should be successful on the merits, however, in light of the most recent summary judgment decision, the Company now believes the risk of loss is reasonably possible. However, management is unable to estimate a range of reasonably possible loss because there are several disputed factual and legal matters that have not yet been resolved, including fundamentally whether any FCA violations actually occurred (which defendants still strongly believe and continue to argue did not), and the appropriate methodology of determining potential damages, if any.

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

Predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. The Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and estimates with respect to related costs and exposures. As of May 2, 2020, no material accrued obligations, individually or in the aggregate, have been recorded for these legal proceedings.

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

As of May 2, 2020, the Company held the remaining Shoppers stores and the Cub Foods business for sale. As discussed in more detail in Note 19—Subsequent Events, subsequent to the end of the third quarter of fiscal 2020, the Company determined it would no longer classify the Cub Foods business and the majority of the remaining Shoppers locations (collectively “Remaining Retail”) as discontinued operations. The Company may incur additional costs and charges in the future related to the Remaining Retail business if these locations are subsequently sold, if indicators exist that the business may be impaired while classified as held and used as continuing operations, or if the Company incurs additional wind-down or employee-related costs or charges.

In the second quarter of fiscal 2020, the Company entered into agreements to sell 13 Shoppers stores and decided to close six locations. During fiscal 2020 year-to-date, within discontinued operations the Company incurred approximately $39.1 million in pre-tax aggregate costs and charges related to Shoppers, consisting of $14.2 million of operating losses and transaction costs during the period of wind-down, $15.1 million of property and equipment impairment charges related to impairment reviews, $8.7 million of severance costs and $1.1 million of losses on sale. The Company expects to incur additional related costs and charges in the fourth quarter of fiscal 2020. In the second and third quarters of fiscal 2020, the Company reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values.

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

In the fourth quarter of fiscal 2019, the Company completed the sale of the pharmacy prescription files and inventory of the Shoppers disposal group. As of May 2, 2020, only the Cub Foods and Shoppers disposal groups continue to be classified as operations held for sale as discontinued operations.

Operating results of discontinued operations are summarized below:

	13-Week Period Ended		39-Week Period Ended
(In thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019(1)
Net sales	$667,003	$640,121	$1,891,529	$1,413,756
Cost of sales	479,175	463,157	1,371,253	1,031,330
Gross profit	187,828	176,964	520,276	382,426
Operating expenses	128,232	144,547	394,080	310,751
Restructuring expenses and charges	8,091	644	40,304	11,026
Operating income	51,505	31,773	85,892	60,649
Other expense (income), net	2,242	(369)	1,192	(957)
Income from discontinued operations before income taxes	49,263	32,142	84,700	61,606
Income tax provision	12,071	7,772	20,447	13,759
Income from discontinued operations, net of tax	$37,192	$24,370	$64,253	$47,847

(1)	These results reflect retail operations from the Supervalu acquisition date of October 22, 2018 to April 27, 2019.

The Company recorded $273.2 million and $227.1 million within Net sales from continuing operations attributable to discontinued operations inter-company product purchases in the third quarters of fiscal 2020 and 2019, respectively, and $756.9 million and $505.5 million in fiscal 2020 and 2019 year-to-date, respectively, which the Company expects will continue subsequent to the sale of certain retail banners. These amounts were recorded at gross margin rates consistent with sales to other similar wholesale customers of the acquired Supervalu business. No sales were recorded within continuing operations for retail banners that the Company expects to dispose of without a supply agreement, which were eliminated upon consolidation within continuing operations and amounted to $99.3 million and $134.9 million in the third quarters of fiscal 2020 and 2019, respectively, and $320.0 million and $308.0 million in fiscal 2020 and 2019 year-to-date, respectively.

The carrying amounts (in thousands) of major classes of assets and liabilities that were classified as held-for-sale on the Condensed Consolidated Balance Sheets follows in the table below.

(In thousands)	May 2, 2020	August 3, 2019
Current assets
Cash and cash equivalents	$2,312	$2,917
Receivables, net	11,822	1,471
Inventories	110,449	129,142
Other current assets	4,272	10,199
Total current assets of discontinued operations	128,855	143,729
Long-term assets
Property and equipment	269,272	301,395
Intangible assets	49,687	48,788
Other assets	2,297	1,882
Total long-term assets of discontinued operations	321,256	352,065
Total assets of discontinued operations	$450,111	$495,794

Current liabilities
Accounts payable	$73,546	$61,634
Accrued compensation and benefits	42,679	45,887
Other current liabilities	19,278	14,744
Total current liabilities of discontinued operations	135,503	122,265
Long-term liabilities
Other long-term liabilities	8,899	1,923
Total liabilities of discontinued operations	144,402	124,188
Net assets of discontinued operations	$305,709	$371,606

As of May 2, 2020, the fair value of disposal groups were estimated based on each group’s expected consideration less costs to sell. Estimated fair values include indications of values that are based on the stand-alone fair values of the long-lived assets of the disposal group exclusive of transferring multiemployer pension plan obligations. The sale of the Company’s retail disposal groups may result in charges that may be materially different than the Company’s prior estimates. Estimates most sensitive to changes that could result in material charges include expected consideration, including the extent to which the Company is able transfer multiemployer pension plan obligations, and the potential sale of the disposal groups at a lower level.

NOTE 19—SUBSEQUENT EVENTS

Subsequent to the end of the third quarter of fiscal 2020, the Company determined it was no longer probable that a sale of Remaining Retail would occur within one year. As a result, the Company determined it no longer met the criteria to classify Remaining Retail as discontinued operations. In the fourth quarter of fiscal 2020, the Company expects to present Remaining Retail as held and used as part of continuing operations in its fiscal 2020 Consolidated Financial Statements based on this assessment. This expected change in financial statement presentation will require the Company to restate the presentation and classification of Remaining Retail within its Consolidated Financial Statements for fiscal 2019, which will result in Remaining Retail’s results of operations, financial position, cash flows and related disclosures being within continuing operations.

In the fourth quarter of fiscal 2020, the Company expects to record an adjustment to the carrying value of certain long-lived assets, including property and equipment and intangible assets, to record the assets at the carrying amount at the acquisition date adjusted for any depreciation expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date.

As discussed in Note 3—Revenue Recognition, certain sales from the Wholesale segment to the retail discontinued operations are presented within Net sales. In order to present Remaining Retail’s results of operations within continuing operations these Wholesale sales to retail discontinued operations will be eliminated upon consolidation. Remaining Retail’s net sales will be included in the Net sales line of the Consolidated Statement of Operations. As discussed in Note 3—Revenue Recognition, the Company currently holds Shoppers stores for sale without an expectation of a supply agreement and therefore no Wholesale sales were recorded within continuing operations. Within the restatement of the Company’s segment financial information, the Company expects to recognize Wholesale segment sales to the majority of the remainder of the Shoppers locations, which will be eliminated upon consolidation as described above.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the impact and duration of the COVID-19 outbreak;

•	our dependence on principal customers;

•	the potential for additional asset impairment charges;

•	our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;

•	our ability to realize anticipated benefits of our acquisitions and dispositions, in particular, our acquisition of SUPERVALU INC. (“Supervalu”);

•	the possibility that restructuring, asset impairment, and other charges and costs we may incur in connection with the sale or closure of our retail operations will exceed our current expectations;

•	our reliance on the continued growth in sales of our higher margin natural and organic foods and non-food products in comparison to lower margin conventional grocery products;

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

•
the potential for disruptions in our supply chain or our distribution capabilities by circumstances beyond our control, including a health epidemic (such as the recent outbreak of COVID-19, or the novel coronavirus);

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

You should carefully review the risks described under “Part II. Item 1A Risk Factors” of this Quarterly Report on Form 10-Q and under “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended August 3, 2019 as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

EXECUTIVE OVERVIEW

Business Overview

As a leading distributor of natural, organic, specialty, produce and conventional grocery and non-food products, and provider of support services in the United States and Canada, we believe we are uniquely positioned to provide the broadest array of products and services to customers throughout North America. We offer more than 250,000 products consisting of national, regional and private label brands grouped into six product categories: grocery and general merchandise; produce; perishables and frozen foods; nutritional supplements and sports nutrition; bulk and food service products; and personal care items. Through our October 2018 acquisition of Supervalu, we are transforming into North America’s premier wholesaler with 59 distribution centers and warehouses representing approximately 30 million square feet of warehouse space. We believe our total product assortment and service offerings are unmatched by our wholesale competitors. We plan to aggressively pursue new business opportunities to independent retailers who operate diverse formats, regional and national chains, as well as international customers with wide-ranging needs.

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

We believe our significant scale and footprint will generate long-term shareholder value by positioning us to continue to grow sales of natural, organic, specialty, produce and conventional grocery and non-food products, including our Private Brands Business and professional services across our network. We believe we will realize significant cost and revenue synergies from the acquisition of Supervalu by leveraging the scale and resources of the combined company, cross-selling to our customers, integrating our merchandising offerings into existing warehouses, optimizing our network footprint to lower our cost structure, and eliminating redundant administrative costs.

We maintain long-standing customer relationships with customers in our supernatural, supermarket, independent and other channels. Some of these long-standing customer relationships are established through contracts with our customers in the form of distribution agreements.

We currently operate approximately 76 retail grocery stores acquired in the Supervalu acquisition. We intend to thoughtfully and economically divest these stores over the long-term; however, as discussed below within Divestiture of Retail Operations, we have determined that we no longer expect to divest the Cub Foods business and the majority of the remaining Shoppers locations (collectively “Remaining Retail”) within one year. Accordingly, we will present the Remaining Retail business within continuing operations beginning in the fourth quarter of fiscal 2020. In our third quarter fiscal 2020 Condensed Consolidated Financial Statements included in this Quarterly Report, Remaining Retail is presented within Discontinued Operations, as the determination to change the plan of sale occurred subsequent to the end of the third quarter of fiscal 2020. As described below we entered into agreements to sell 13 retail stores and closed six additional stores. In the third quarter of fiscal 2020, we closed on the sale of 12 of these Shoppers stores.

We have been the primary distributor to Whole Foods Market for more than 20 years. We continue to serve as the primary distributor to Whole Foods Market in all of its regions in the United States pursuant to a distribution agreement that expires on September 28, 2025.

COVID-19 Impact

Impact and Response
Consistent with our values, with the spread of COVID-19 and continuing impacts created by the virus, we remain focused on the safety and well-being of our associates, customers and end consumers and supporting our wholesale customers.

As COVID-19 spread in March 2020, shelter-in-place orders and national and state emergencies were issued in the U.S., our business was designated as an essential business to enable us to continue to serve our customers during the COVID-19 pandemic. We experienced an initial surge in demand and sales in March and April of 2020 as consumers undertook efforts to stock their pantries and our related wholesale customer purchases surged. During the initial spreading of the virus and implementation of shelter-in-place and restaurant closures, we experienced a surge in demand, which impacted fill and service rates and depleted inventory levels. Based on historical purchasing levels, temporary customer supply allocation limits were put in place to ensure continued service to our wholesale customers’ locations, which were removed as we added capacity. In response to the surge in demand, in the third quarter of fiscal 2020, we took immediate actions to respond to the pandemic, to support our associates’ safety and wellbeing, and maximize our logistics network to serve the communities we supply, while delivering operational and financial results. These actions included:

•	hiring over 2,000 associates, and providing existing associates with temporary state of emergency wage increases and increased overtime to warehouse, driver and in-store associates;

•
implementing heightened associate safety protocols to keep our workforce healthy, including social distancing practices, implementing extensive safety protocols at our retail locations to protect associates and customers, and engaging additional professional cleaning companies in our facilities;

•
enhancing employee benefits, including wellbeing resources and covering COVID-19 testing expenses and providing coverage for COVID-19 illness or quarantine directed by the Company or a regulatory agency;

•	expanding warehouse operational hours and entering into service provider agreements to facilitate the transportation of our products to meet heightened demand and increase service levels;

•	donating over six million pounds of food and essential items to food banks across the country;

•	working with suppliers to prioritize the procurement and sale of high-volume stock-keeping units;

•	implementing enhanced high food safety standards for customers and consumers; and

•	reassuring the public that the supply chain remains intact, and that food and essential products are available and safe.

We believe the Supervalu acquisition allowed us to better serve our wholesale customers’ needs and compete in the current environment by providing additional warehouse and transportation capacity, as well as providing a broader array of products to our customers. As one of the largest wholesale grocery distributors in North America and in light of the continued expansion of our distribution network and build-out-the-store initiative, we believe we are well positioned to leverage our infrastructure in the current economic and social environment to continue to serve our customers and the communities in which they operate.

We experienced the following impacts from COVID-19 in the third quarter of fiscal 2020:

•
Sales. Our increase in sales in the third quarter was primarily driven by higher sales volume due to the increase in food-at-home expenditures from the economic impacts created by the COVID-19 pandemic, partially offset by previously lost business.

•	Gross Profit. Gross profit rates were impacted negatively by mix shifts toward lower margin products and lower vendor promotions, which was partially offset by lower levels of inventory shrink.

•
Operating Expenses. Operating expense rates were positively impacted by our ability to leverage fixed operating and administrative expenses, which were partially offset by incremental costs related to COVID-19, including the impact of temporary pandemic related incentives and additional costs for safety protocols and procedures at the Company’s distribution centers and retail stores. When COVID-19 related health and safety requirements are eased, we expect these costs to subside. These costs were necessary to protect our employees, product quality standards, and wholesale and retail customers. We estimate we incurred approximately $20 million of incremental operating expenses within continuing operations related to our response to the pandemic and operating our business at a higher through-put capacity.

•
Operating Earnings. Our business model drives sales leverage, and provided growth in operating earnings margin, as we leveraged the fixed and variable costs of our supply chain network and administrative expenses. Despite incremental labor and operating costs, incremental volume through our distribution network and retail stores drove higher leverage on fixed facility costs, semi-variable costs and general and administrative expenses.

Working Capital and Liquidity

Reflecting the initial impact from the COVID-19 pandemic, working capital was reduced in the third quarter of fiscal 2020 by $214.5 million, as compared to the second quarter of fiscal 2020, which provided a strong source of cash flows from operating activities in the quarter. The surge in demand during the quarter discussed above initially depleted inventory levels of continuing operations, which ended $109.2 million lower in the quarter compared to the second quarter of fiscal 2020. Our Accounts payable fluctuated greatly during the quarter related to swings in Inventories, net, ending the quarter $253.4 million higher as compared to the second quarter of fiscal 2020, as we worked to respond to our customers’ modified purchase patterns and prioritize the procurement of high-volume stock-keeping units. The elevated sales levels caused Accounts receivable, net to grow by $157.7 million as compared to the second quarter of fiscal 2020 due to higher sales.

In response to the potential impacts of the COVID-19 pandemic, we temporarily borrowed an additional $278.5 million on our $2.1 billion ABL Credit Facility, which we fully repaid in the third quarter of fiscal 2020. These borrowings were made as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We made additional net payments of $371.2 million on the ABL Credit Facility in the third quarter of fiscal 2020 to further reduce our debt. Our unused credit under our ABL Credit Facility increased $329.7 million as of the end of the third quarter of fiscal 2020 compared to the second quarter of fiscal 2020.

Outlook

We expect to continue to benefit from sales and margin growth as compared to historical periods while food-at-home expenditures as a percentage of total expenditures remains higher than recent historical precedent. We also expect the favorable year-over-year sales, margin growth and cost leveraging to continue in the near term. We expect fourth quarter of fiscal 2020 gross margin rate to be diluted as compared to last year driven by continued impacts of wholesale customer and product mix changes. We continue to make progress to increase fill rates and service level as our and our vendors’ logistics capacity grows, which we expect will result in lower out of stock rates.

Trends in increased sales and gross margin benefits may lessen or reverse in the intermediate months if customers alter their purchasing habits. In addition, as discussed below in the sections Impact of Inflation or Deflation and Other Factors Affecting our Business we could also be affected by changes in product mix and product category inflation changes, especially if the U.S. and Canadian economies enter into and maintain an economic recession, and customers change their purchasing habits. These potential developments could impact food-at-home expenditures and prompt consumers to trade down to lower priced product categories or change their purchasing habits in a manner that would impact our wholesale supply to our wholesale customers. However, the expected benefits from food-at-home expenditures remaining elevated and those impacts benefiting our wholesale customers are expected to outweigh product mix changes and other factors as it pertains to our results of operations and cash flows. The ultimate impact on our results is dependent upon the severity and duration of the COVID-19 pandemic, food-at-home purchasing levels, actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

We could experience disruptions to our supply chain through the shutdown of one or more of our distribution centers or warehouses, the inability to transport products to serve our customers or the inability of our vendors and contract manufacturers to supply products to us. In addition, the contraction of financial markets may impact our ability to execute transactions to dispose of or acquire real estate or distribution assets, including potential impacts to our ability to divest our retail operations.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and contains significant business tax provision changes to the U.S. tax code, including temporary expansion of the limitations to the deductibility of net operating losses and interest expense and the ability to treat qualified improvement property as eligible for bonus depreciation. In addition, the CARES Act changed the required filing of our federal income tax return from May 2020 to July 2020, and allows remittances of employer FICA payments previously due March 2020 to December 2020 to be deferred until December 2021 and December 2022. Prior to the application of the CARES Act, we had a deferred tax asset related to $203 million of federal net operating losses that were available for unlimited carryforward (but no carryback) pursuant to provisions of the 2017 Tax Cuts and Jobs Act, which permitted taxpayers to carryforward net operating losses indefinitely. The CARES Act provides us the ability to carry these losses back at a 35% federal tax rate during the carry back periods, as opposed to the current 21% federal tax rate. This resulted in a tax benefit of approximately $28.4 million, which we recorded in the third quarter of fiscal 2020. This estimated tax benefit will be finalized in the fourth quarter of fiscal 2020 as the 2019 tax return due July 2020 is finalized. The entire tax benefit associated with the net operating loss carry back has been recorded as a current tax receivable in the third quarter of fiscal 2020.

Distribution Center Network

Network Optimization and Construction

Within the Pacific Northwest, we are transferring the volume of five distribution centers and the related supporting off-site storage facilities into two distribution centers. This transition and operational consolidation is expected to be completed during fiscal 2020, after which we expect to achieve synergies and cost savings by eliminating inefficiencies, including incurring lower operating, shrink and off-site storage expenses. The optimization of the Pacific Northwest distribution network will also help deliver meaningful synergies contemplated in the Supervalu acquisition. This plan includes expanding the Ridgefield, WA distribution center to enhance customer product offerings, create more efficient inventory management, streamline operations and incorporate greater technology to deliver a better customer experience. The Ridgefield distribution center will deploy a warehouse automation solution that supports our slow-moving stock-keeping unit portfolio. The operational start-up of the Centralia, WA distribution center began in the fourth quarter of fiscal 2019 and is expected to be completed in the fourth quarter of fiscal 2020. We ceased operations in our Tacoma, WA, Auburn, WA and Auburn, CA distribution centers and have transitioned to supplying customers served by these locations to our Centralia, WA, Ridgefield, WA and Gilroy, CA distribution centers. We expect to incur incremental expenses related to the network realignment and are working to both minimize these costs and obtain new business to further improve the efficiency of our transforming distribution network.

In connection with our consolidation of distribution centers in the Pacific Northwest, during the second quarter of fiscal 2020, we recorded a $10.6 million multiemployer pension plan withdrawal liability, under which payments will be made over a one-year period beginning in fiscal 2022.

To support our continued growth within southern California, we began operating a newly leased facility with approximately 1.1 million square feet upon completion of its construction in the fourth quarter of fiscal 2020. This facility provides significant capacity to service our customers in this market and provides us the future flexibility to potentially monetize existing owned facilities in the southern California market. On February 24, 2020, we executed a purchase option to acquire the real property of a distribution center agreeing to pay approximately $156.9 million for the facility, subject to finalization. We expect to engage a real estate partner to monetize the real property of this location, including through a sale-leaseback transaction that would ultimately reduce rents paid for this property from current rents, which we expect would occur on or before June 2022.

Distribution Center Sales

In the fourth quarter of fiscal 2019, we entered into an agreement to sell our Tacoma, WA distribution center related to our Pacific Northwest consolidation strategy. We closed on the sale in the fourth quarter of fiscal 2020 and received consideration of $42.3 million in the form of a $38.0 million note receivable and cash. As of May 2, 2020, the facility is classified as held for sale within Prepaid expenses and other current assets of continuing operations on our Condensed Consolidated Balance Sheets. As we consolidate our distribution networks, we may sell additional owned facilities or exit leased facilities.

In the third quarter of fiscal 2020, we sold a warehouse in Stockton, CA for $4.8 million.

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

Divestiture of Retail Operations

We have announced our intention to thoughtfully and economically divest our retail businesses acquired as part of the Supervalu acquisition as soon as practical in an efficient and economic manner in order to focus on our core wholesale distribution business. We plan to maximize value as part of the divestiture process, including limiting liabilities and stranded costs associated with these divestitures. We expect to obtain ongoing supply relationships with the purchasers of some of these retail operations, but we anticipate some reductions in supply volume will result from the divestiture of certain of these retail operations. Actions associated with retail divestitures and adjustments to our core cost structure for our wholesale food distribution business are expected to result in headcount reductions and other costs and charges. These costs and charges, which may be material, include multiemployer plan charges, severance costs, store closure charges, and related costs. A withdrawal from a multiemployer pension plan may result in an obligation to make material payments over an extended period of time. The extent of these costs and charges will be determined based on outcomes achieved under the divestiture process. At this time, however, we are unable to make an estimate with reasonable certainty of the amount or type of costs and charges expected to be incurred in connection with the foregoing actions.

Our discontinued operations as of the end of third quarter of fiscal 2020 include Cub Foods and Shoppers disposal groups, and our historical results of discontinued operations include Hornbacher’s and Shop ‘n Save, which were divested in the second and third quarters of fiscal 2019, respectively. In addition, discontinued operations includes certain real estate related to historical retail operations. These retail assets have been classified as held for sale as of the Supervalu acquisition date, and the results of operations, financial position and cash flows directly attributable to these operations are reported within discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. As of the acquisition date, retail assets and liabilities were recorded at their estimated fair value less costs to sell, and subsequent to the acquisition date, we review the fair value less costs to sell of these disposal groups.

In the second quarter of fiscal 2020, we entered into agreements to sell 13 Shoppers stores and decided to close six locations, and in the third quarter of fiscal 2020 we closed on the sale of 12 of these Shoppers stores. During fiscal 2020 year-to-date, in the aggregate between discontinued operations and continuing operations we incurred approximately $57.3 million of pre-tax aggregate costs and charges related to Shoppers, consisting of $33.3 million of lease asset impairment and property and equipment charges, including lease termination charges and charges related to impairment reviews, $14.2 million of operating losses and transaction costs during the period of wind-down, $8.7 million of severance costs and $1.1 million of losses on sale of assets. We may incur additional related costs and charges in the fourth quarter of fiscal 2020. In the second and third quarter of fiscal 2020, we reviewed the recoverability of the remaining assets held for sale and assessed the remaining composition of the Shoppers disposal group based on updated fair values.

As of May 2, 2020, we held the remaining Shoppers stores and the Cub Foods business for sale.

Subsequent to the end of the third quarter of fiscal 2020, we determined it was no longer probable that a sale of Remaining Retail would occur within one year. As a result, we determined we no longer met the criteria to classify Remaining Retail as discontinued operations. In the fourth quarter of fiscal 2020, we expect to present Remaining Retail as held and used as part of continuing operations in our fiscal 2020 Consolidated Financial Statements based on this assessment. This expected change in financial statement presentation will require us to restate the presentation and classification of Remaining Retail within our Consolidated Financial Statements for fiscal 2019, which will result in Remaining Retail’s results of operations, financial position, cash flows and related disclosures being within continuing operations.

In the fourth quarter of fiscal 2020, we expect to record an adjustment to the carrying value of certain long-lived assets, including property and equipment and intangible assets, to record the assets at the carrying amount at the acquisition date adjusted for any depreciation expense that would have been recognized had the assets been held and used as part of continuing operations since their acquisition date. We estimate the adjustment to account for the incremental depreciation and amortization expense required to be recorded in the fourth quarter of fiscal 2020 will be approximately $48 million, which reflects an estimate of depreciation and amortization from the date of the Supervalu acquisition date through fiscal 2020 based on useful lives assigned to the underlying retail assets expected to be brought back into continuing operations.

As discussed in Note 3—Revenue Recognition, certain sales from the Wholesale segment to the retail discontinued operations are presented within Net sales. In order to present Remaining Retail’s results of operations within continuing operations these Wholesale sales to retail discontinued operations will be eliminated upon consolidation, resulting in no consolidated effect on Net sales resulting from our Wholesale segment. Remaining Retail’s net sales will be included in the Net sales line of the Consolidated Statement of Operations. As discussed in Note 3—Revenue Recognition, we currently hold Shoppers stores for sale without an expectation of a supply agreement and therefore no Wholesale sales were recorded within continuing operations. Within the restatement of our segment financial information, we expect to recognize Wholesale segment sales to the majority of the remainder of the Shoppers locations, which will be eliminated upon consolidation as described above.

Subsequent to the restatement of our Consolidated Financial Statements, we expect consolidated net sales, gross profit and operating expenses to increase compared to the current presentation, and expect our consolidated gross profit as a percentage of net sales to increase, which we expect will be partially offset by an increase in operating expenses as a percent of net sales.

We may incur additional costs and charges in the future related to the divesture of Remaining Retail if these locations are subsequently sold, indicators exist that the business may be impaired, or if we incur additional wind-down or employee-related costs or charges.

Supervalu Professional Services Agreements

In connection with the sale of Save-A-Lot on December 5, 2016, Supervalu entered into a services agreement (the “Services Agreement”) with Moran Foods, LLC, the entity that operates the Save-A-Lot business. Pursuant to the Services Agreement, we provide certain technical, human resources, finance and other operational services to Save-A-Lot for a term of five years, on the terms and subject to the conditions set forth therein. The initial annual base charge under the Services Agreement is $30 million, subject to adjustments. If services are no longer provided under the Services Agreement after the initial term, we would lose the revenue associated with this agreement, and if we are not able to eliminate fixed or variable costs associated with servicing this agreement concurrent with the decline in revenue, we would incur a decrease in operating profit.

Impact of Inflation or Deflation

We monitor product cost inflation and deflation and evaluate whether to absorb cost increases or decreases, or pass on pricing changes to our customers. We experienced a mix of inflation and deflation across product categories during the third quarter of fiscal 2020. In the aggregate across all of our legacy businesses and taking into account the mix of products, management estimates our businesses experienced cost inflation in the low single digits in the third quarter of fiscal 2020. Cost inflation and deflation estimates are based on individual like items sold during the periods being compared. Changes in merchandising, customer buying habits and competitive pressures create inherent difficulties in measuring the impact of inflation and deflation on Net sales and Gross profit. Absent any changes in units sold or the mix of units sold, deflation has the effect of decreasing sales. Under the LIFO method of inventory accounting, product cost increases are recognized within Cost of sales based on expected year end inventory quantities and costs, which has the effect of decreasing Gross profit and the carrying value of inventory.

Other Factors Affecting our Business

We are also impacted by macroeconomic and demographic trends, and changes in the food distribution market structure. Over the past several decades, total food expenditures on a constant dollar basis within the United States has continued to increase in total, and the focus in recent decades on natural, organic and specialty foods have benefited us; however, consumer spending in the food-away-from-home industry has increased steadily as a percentage of total food expenditures. This trend paused during the 2008 recession, and then continued to increase. In fiscal 2020, the COVID-19 impact has caused a significant increase in food-at-home expenditures as a percentage of total food expenditures. We expect that food-at-home expenditures as a percentage of total food expenditures will remain higher than recent years during time periods that shelter-in-place orders exist until businesses are allowed to fully reopen and any related economic recession has ended.

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

Business Performance Assessment and Composition of Condensed Consolidated Statements of Operations

Net sales
Our net sales consist primarily of sales of natural, organic, specialty, produce and conventional grocery and non-food products, and support services to retailers, adjusted for customer volume discounts, vendor incentives when applicable, returns and allowances, and professional services revenue. Net sales also include amounts charged by us to customers for shipping and handling and fuel surcharges.

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

We believe Adjusted EBITDA is useful to investors and financial institutions because it provides additional understanding of factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and as the primary compensation performance measure under certain compensation programs and plans. We believe Adjusted EBITDA is reflective of factors that affect our underlying operating performance and facilitate operating performance comparisons of our business on a consistent basis over time. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures as an analytical tool. Certain adjustments to our GAAP financial measures reflected below exclude items that may be considered recurring in nature and may be reflected in our financial results for the foreseeable future. These measurements and items may be different from non-GAAP financial measures used by other companies. Adjusted EBITDA should be reviewed in conjunction with our results reported in accordance with GAAP in this Quarterly Report.

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

Assessment of Our Business Results

The following table sets forth a summary of our results of operations and Adjusted EBITDA for the periods indicated:

	13-Week Period Ended			39-Week Period Ended
(in thousands)	May 2, 2020	April 27, 2019	Change	May 2, 2020	April 27, 2019	Change
Net sales	$6,667,681	$5,962,620	$705,061	$18,824,870	$14,979,982	$3,844,888
Cost of sales	5,811,151	5,174,070	637,081	16,421,838	13,017,318	3,404,520
Gross profit	856,530	788,550	67,980	2,403,032	1,962,664	440,368
Operating expenses	774,376	737,681	36,695	2,300,635	1,852,768	447,867
Goodwill and asset impairment (adjustment) charges	—	(38,250)	38,250	425,405	332,621	92,784
Restructuring, acquisition and integration related expenses	10,449	19,438	(8,989)	54,385	134,567	(80,182)
Operating income (loss)	71,705	69,681	2,024	(377,393)	(357,292)	(20,101)
Other expense (income):
Net periodic benefit income, excluding service cost	(12,758)	(10,941)	(1,817)	(27,419)	(22,691)	(4,728)
Interest expense, net	47,108	54,917	(7,809)	145,247	121,149	24,098
Other, net	(973)	958	(1,931)	(1,539)	231	(1,770)
Total other expense, net	33,377	44,934	(11,557)	116,289	98,689	17,600
Income (loss) from continuing operations before income taxes	38,328	24,747	13,581	(493,682)	(455,981)	(37,701)
Benefit for income taxes	(14,849)	(8,027)	(6,822)	(106,330)	(104,091)	(2,239)
Net income (loss) from continuing operations	53,177	32,774	20,403	(387,352)	(351,890)	(35,462)
Income from discontinued operations, net of tax	37,192	24,370	12,822	64,253	47,847	16,406
Net income (loss) including noncontrolling interests	90,369	57,144	33,225	(323,099)	(304,043)	(19,056)
Less net (income) loss attributable to noncontrolling interests	(2,238)	(52)	(2,186)	(3,407)	116	(3,523)
Net income (loss) attributable to United Natural Foods, Inc.	$88,131	$57,092	$31,039	$(326,506)	$(303,927)	$(22,579)

Adjusted EBITDA	$222,208	$168,175	$54,033	$475,012	$396,942	$78,070

The following table reconciles Adjusted EBITDA to Net income (loss) from continuing operations and to Income from discontinued operations, net of tax.

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net income (loss) from continuing operations	$53,177	$32,774	$(387,352)	$(351,890)
Adjustments to continuing operations net income (loss):
Total other expense, net	33,377	44,934	116,289	98,689
Benefit for income taxes(1)	(14,849)	(8,027)	(106,330)	(104,091)
Depreciation and amortization	69,642	71,787	214,002	169,780
Share-based compensation	12,755	9,251	21,307	27,763
Restructuring, acquisition and integration related expenses(2)	10,449	19,438	54,385	134,567
Goodwill and asset impairment (adjustment) charges(3)	—	(38,250)	425,405	332,621
Note receivable charges(4)	—	—	12,516	—
Inventory fair value adjustment(5)	—	—	—	10,463
Legal reserve charge, net of settlement income(6)	—	2,200	1,196	2,200
Adjusted EBITDA of discontinued operations(7)	57,657	34,068	123,594	76,840
Adjusted EBITDA	$222,208	$168,175	$475,012	$396,942

Income from discontinued operations, net of tax(7)	$37,192	$24,370	$64,253	$47,847
Adjustments to discontinued operations net income:
Less net (income) loss attributable to noncontrolling interests	(2,238)	(52)	(3,407)	116
Total other expense, net	2,242	(369)	1,192	(957)
Provision for income taxes	12,071	7,772	20,447	13,759
Other expense	—	591	—	829
Share-based compensation	238	774	744	1,306
Restructuring, store closure and other charges, net(8)	8,152	982	40,365	13,940
Adjusted EBITDA of discontinued operations(7)	$57,657	$34,068	$123,594	$76,840

(1)	Fiscal 2020 includes the tax benefit from the CARES Act, which includes the impact of tax loss carrybacks to 35% tax years allowed under the CARES Act.

(2)
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

(4)	Reflects reserves and charges for notes receivable issued by the Supervalu business prior to its acquisition to finance the purchase of stores by its customers.

(5)	Reflects a non-cash charge related to the step-up of inventory values as part of purchase accounting.

(6)	Reflects a charge to settle a legal proceeding and a charge related to our assessment of legal proceedings, net of income received to settle a legal proceeding.

(7)
Income from discontinued operations, net of tax and Adjusted EBITDA of discontinued operations excludes rent expense of $8.9 million and $11.6 million in the third quarters of fiscal 2020 and 2019, respectively, and $32.5 million and $24.3 million in fiscal 2020 and 2019 year-to-date, respectively, of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. Due to these GAAP requirements to show rent expense, along with other administrative expenses of discontinued operations within continuing operations, we believe the inclusion of discontinued operations results within Adjusted EBITDA provides investors a meaningful measure of total performance.

(8)	Amounts represent store closure charges and costs, operational wind-down and inventory charges, and asset impairment charges related to discontinued operations.

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

Net Sales

Our net sales by customer channel was as follows (in millions):

	Net Sales for the 13-Week Period Ended				Net Sales for the 39-Week Period Ended
Customer Channel	May 2, 2020	% of Net Sales	April 27, 2019(1)	% of Net Sales	May 2, 2020(1)	% of Net Sales	April 27, 2019(1)	% of Net Sales
Supermarkets	$4,267	64%	$3,701	62%	$11,915	63%	$8,559	57%
Supernatural	1,279	19%	1,102	18%	3,600	19%	3,229	21%
Independents	684	10%	707	12%	1,983	11%	2,041	14%
Other	438	7%	453	8%	1,327	7%	1,151	8%
Total net sales	$6,668	100%	$5,963	100%	$18,825	100%	$14,980	100%

(1)	Refer to Note 3—Revenue Recognition in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding adjustments to net sales by customer channel.

Third Quarter Variances

Our net sales for the third quarter of fiscal 2020 increased approximately $0.71 billion, or 11.8%, to $6.67 billion from $5.96 billion for the third quarter of fiscal 2019.

Net sales to our supermarkets channel increased by approximately $566 million, or 15.3%, for the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019, and represented approximately 64% and 62% of our total net sales for the third quarter of fiscal 2020 and 2019, respectively. The increase in supermarkets net sales is primarily due to an increase in demand for center store and natural products driven by customers response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Whole Foods Market is our only supernatural customer, and net sales to Whole Foods Market for the third quarter of fiscal 2020 increased by approximately $177 million, or 16.1%, as compared to the third quarter of fiscal 2019, and accounted for approximately 19% and 18% of our total net sales for the third quarter of fiscal 2020 and 2019, respectively. The increase in net sales to Whole Foods Market is primarily due to increased sales to existing locations and the economic impacts of the COVID-19 pandemic. Net sales within our supernatural channel do not include net sales to Amazon.com, Inc. in either the current period or the prior period, as these net sales are reported in our other channel.

Net sales to our independents channel decreased by approximately $23 million, or 3.3%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, and represented approximately 10% and 12% of our total net sales for the third quarter of fiscal 2020 and 2019, respectively. The decrease in independents net sales is primarily due to previously lost customers and store closings, partially offset by strong sales growth in existing customer sales driven by the response to the COVID-19 pandemic.

Net sales to our other channel decreased by approximately $15 million, or 3.3%, for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, and represented approximately 7% and 8% of our total net sales for the third quarter of fiscal 2020 and 2019, respectively. The decrease in other net sales is primarily due to lower sales to foodservice customers and lower military sales from the resignation of certain business, partially offset by e-commerce sales growth.

Year-to-Date Variances

Our net sales for fiscal 2020 year-to-date increased approximately $3.84 billion, or 25.7%, to $18.82 billion from $14.98 billion for fiscal 2019 year-to-date. Net sales for fiscal 2020 year-to-date included incremental Supervalu net sales from the first quarter of fiscal 2020 of approximately $3.08 billion. Excluding the incremental first quarter of fiscal 2020 Supervalu net sales, net sales increased $768 million, or 5.1%, which was driven primarily by incremental sales resulting from the COVID-19 pandemic and continued growth in our supernatural channel.

Net sales to our supermarkets channel for fiscal 2020 year-to-date increased by approximately $3,356 million, or 39.2%, from fiscal 2019 year-to-date, and represented approximately 63% and 57% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in supermarkets net sales is primarily due to an increase of $2,813 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business and a net increase of $543 million, or 6.3% primarily driven by growth in sales to existing customers, including the demand for center store and natural products driven by customers response to the COVID-19 pandemic, partially offset by lower sales from previously lost customers and stores prior to the pandemic.

Net sales to Whole Foods Market for fiscal 2020 year-to-date increased by approximately $371 million, or 11.5%, as compared to the prior fiscal year’s comparable period, and accounted for approximately 19% and 21% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in net sales to Whole Foods Market is primarily due to increased sales related to the COVID-19 pandemic, growth in new product categories, and increased sales to existing and new stores prior to the pandemic.

Net sales to our independents channel decreased by approximately $58 million, or 2.8%, during fiscal 2020 year-to-date compared to fiscal 2019 year-to-date, and accounted for 11% and 14% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The decrease in independents net sales includes an increase of $24 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business, with the remaining decrease of $82 million, or 4.0% being primarily due to lost customers, and lower sales from existing customers and store closings, partially offset by strong sales growth in existing customer sales driven by the response to the COVID-19 pandemic.

Net sales to our other channel increased by approximately $176 million, or 15.3%, during fiscal 2020 year-to-date compared to fiscal 2019 year-to-date, and represented approximately 7% and 8% of our total net sales for fiscal 2020 and 2019 year-to-date, respectively. The increase in other net sales is primarily due to an increase of $240 million from incremental first quarter of fiscal 2020 net sales attributable to the acquired Supervalu business, partially offset by a decrease of $64 million, or 5.6%, primarily due to lower sales to foodservice customers and lower military sales from the resignation of certain business, partially offset by e-commerce sales growth.

Cost of Sales and Gross Profit

Our gross profit increased $68.0 million, or 8.6%, to $856.5 million for the third quarter of fiscal 2020, from $788.6 million for the third quarter of fiscal 2019. Our gross profit as a percentage of net sales decreased to 12.85% for the third quarter of fiscal 2020 compared to 13.22% for the third quarter of fiscal 2019. The decrease in gross margin rate was primarily driven by a mix shift toward lower margin conventional products and lower levels of vendor funding, partially offset by lower levels of inventory shrink.

Our gross profit increased $440.4 million, or 22.4%, to $2,403.0 million for fiscal 2020 year-to-date, from $1,962.7 million for fiscal 2019 year-to-date. Our gross profit as a percentage of net sales decreased to 12.77% for fiscal 2020 year-to-date compared to 13.10% for fiscal 2019 year-to-date. Our Gross profit dollar increase for fiscal 2020 year-to-date when compared to fiscal 2019 year-to-date is primarily due to an estimated incremental 12 weeks of gross profit from the acquired Supervalu business of approximately $347.9 million, net of its related LIFO inventory charge. The remaining increase in Gross profit was $92.5 million, which included a fiscal 2019 year-to-date inventory charge related to a step-up of acquired Supervalu inventory of $10.5 million. Gross profit as a percentage of net sales decreased primarily due to lower gross profit rates on conventional products and margin dilution from the faster growth of the supernatural channel relative to the other customer channels, offset in part by lower inbound freight expense. We recorded a LIFO charge of $19.3 million and $13.7 million for fiscal 2020 and 2019 year-to-date, respectively.

Operating Expenses

Operating expenses increased $36.7 million, or 5.0%, to $774.4 million, or 11.61% of net sales, for the third quarter of fiscal 2020 compared to $737.7 million, or 12.37% of net sales, for the third quarter of fiscal 2019. Operating expenses for the third quarter of fiscal 2020 included $1.4 million of surplus property depreciation expense. The decrease in Operating expenses as a percent of net sales was driven by leveraging fixed operating and administrative expenses and the benefit of synergy and integration efforts, partially offset by incremental costs related to COVID-19, including the impact of temporary pandemic-related incentives and additional costs for safety protocols and procedures at the Company’s distribution centers. Total operating expenses also included share-based compensation expense of $12.8 million and $9.3 million for the third quarter of fiscal 2020 and 2019, respectively.

Operating expenses increased $447.9 million, or 24.2%, to $2,300.6 million, or 12.22% of net sales, for fiscal 2020 year-to-date compared to $1,852.8 million, or 12.37% of net sales, for fiscal 2019 year-to-date. The increase in Operating expenses in fiscal 2020 year-to-date primarily reflects the incremental contribution from the Supervalu business for an additional 12 weeks when compared to fiscal 2019 year-to-date. Operating expenses for fiscal 2020 year-to-date included $26.8 million of customer bankruptcy bad debt expense. In addition, Operating expenses in fiscal 2020 year-to-date included $12.5 million of notes receivable charges, $6.6 million of surplus property depreciation expense and a $1 million legal reserve charge. The decrease in operating expenses, as a percent of net sales, was driven by fixed and variable expense leveraging and the mix impact from the acquired Supervalu business and lower employee costs, including the impact of cost synergies, partially offset by higher bad debt, occupancy and depreciation expenses. Total operating expenses also included share-based compensation expense of $21.3 million and $27.8 million for fiscal 2020 and 2019 year-to-date, respectively.

Goodwill and Asset Impairment (Adjustment) Charges

A goodwill impairment adjustment of $38.3 million was recorded in the third quarter of fiscal 2019, which was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Supervalu acquisition.

Goodwill and asset impairment charges of $425.4 million were recorded for fiscal 2020 year-to-date, which reflects $421.5 million from an impairment charge on the remaining goodwill attributable to the U.S. Wholesale goodwill reporting unit, $2.5 million related to purchase accounting adjustments to finalize the opening balance sheet goodwill and $1.4 million of property and equipment asset impairment charges. Goodwill and asset impairment charges of $332.6 million were recorded for fiscal 2019 year-to-date, which reflects a portion of the goodwill recorded from the Supervalu acquisition.

Refer to the Executive Overview section above, and Note 6—Goodwill and Intangible Assets in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on goodwill impairment charges.

Restructuring, Acquisition and Integration Related Expenses

Restructuring, acquisition and integration related expenses were $10.4 million for the third quarter of fiscal 2020, which included $8.4 million of closed property reserve charges and costs primarily related to lease asset impairments, $1.5 million of restructuring costs and $0.6 million of integration costs. Expenses incurred were $19.4 million for the third quarter of fiscal 2019, which included $12.3 million of employee related costs and charges due to severance, settlement of outstanding equity awards and benefits costs, and $6.1 million of other acquisition and integration related costs and $1.1 million of closed property reserve charges related to the divestiture of retail banners.

Restructuring, acquisition and integration related expenses were $54.4 million for fiscal 2020 year-to-date and primarily included $25.3 million of integration costs including a multiemployer pension plan withdrawal obligation, $25.1 million of closed property reserve charges and costs primarily related to lease asset impairments on surplus properties and Shoppers store lease exits and $4.0 million of restructuring costs. Expenses incurred in fiscal 2019 year-to-date were $134.6 million and primarily included $66.4 million of employee related costs due to change-in-control payments made to satisfy outstanding equity awards, severance costs, and benefits costs, $47.5 million of other acquisition and integration related costs, and $20.6 million closed property reserve charges related to the divestiture of retail banners.

We may incur additional integration and restructuring costs through the remainder of fiscal 2020 related to our operational and administrative restructuring to achieve cost synergies and supply chain efficiencies of continuing operations. In addition, further restructuring costs may be incurred related to the divestiture of retail operations.

Operating Income (Loss)

Reflecting the factors described above, operating income increased $2.0 million to $71.7 million for the third quarter of fiscal 2020, from $69.7 million for the third quarter of fiscal 2019. The operating income increase was primarily driven by an increase in gross profit and lower restructuring, acquisition and integration related expenses, partially offset by the goodwill impairment adjustment.

Reflecting the factors described above, operating loss increased $20.1 million, to an operating loss of $377.4 million for fiscal 2020 year-to-date, from $357.3 million for fiscal 2019 year-to-date. The increase in operating loss was primarily driven by the increase in goodwill impairment charges and increases in operating expenses in excess of gross profit increases, partially offset by lower restructuring, acquisition and integration related expenses.

The operating loss for the third quarter and year-to-date of fiscal 2020 includes $9.1 million and $33.5 million, respectively, of operating lease rent expense and $0.9 million and $4.6 million, respectively, of depreciation and amortization expenses related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases. In addition, continuing operations operating loss includes certain retail related overhead costs that are related to retail but are required to be presented within continuing operations.

Total Other Expense, Net

	13-Week Period Ended		39-Week Period Ended
(in thousands)	May 2, 2020	April 27, 2019	May 2, 2020	April 27, 2019
Net periodic benefit income, excluding service cost	$(12,758)	$(10,941)	$(27,419)	$(22,691)
Interest expense on long-term debt, net of capitalized interest	41,512	45,594	127,781	96,442
Interest expense on finance and direct financing lease obligations	2,974	4,455	7,238	10,488
Amortization of financing costs and discounts	3,837	4,666	11,570	10,181
Debt refinancing costs and unamortized financing charges	—	395	73	4,561
Interest income	(1,215)	(193)	(1,415)	(523)
Interest expense, net	47,108	54,917	145,247	121,149
Other, net	(973)	958	(1,539)	231
Total other expense, net	$33,377	$44,934	$116,289	$98,689

Net periodic benefit income, excluding service costs reflects the recognition of expected returns on benefit plan assets in excess of interest costs. Net periodic benefit income for fiscal 2020 year-to-date includes a $10.3 million non-cash pension settlement charge from the lump sum pension settlement offering completed in the second quarter of fiscal 2020. Fiscal 2019 year-to-date net periodic benefit income reflects a partial year due to the acquisition of Supervalu near the end of the first quarter of fiscal 2019.

The decrease in interest expense on long-term debt in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 was primarily due to lower average amounts of outstanding debt and lower average interest rates. The increase in interest expense on long-term debt for fiscal 2020 year-to-date compared to fiscal 2019 year-to-date was primarily due to an increase in average outstanding debt driven by Supervalu acquisition financing executed near the end of the first quarter of fiscal 2019.

Interest on finance and direct financing leases primarily reflects lease obligations related to retail stores of discontinued operations acquired in the Supervalu acquisition, but for which GAAP requires the expense to be included within continuing operations, as we expect to remain primarily obligated under these leases until settlement with the respective landlords. Beginning in the third quarter of fiscal 2020, interest on financing leases includes interest related to a distribution center for which we executed a purchase option with a delayed purchase provision.

Benefit for Income Taxes

The effective income tax rate for continuing operations was a benefit of 38.7% compared to a benefit of 32.4% on pre-tax income for the third quarters of fiscal 2020 and 2019, respectively. The change in the effective income tax rate for the third quarter of fiscal 2020 was primarily driven by a tax benefit recorded on net operating loss deferred tax assets in the third quarter of fiscal 2020 in connection with the CARES Act, discussed above. The tax provision included $26.9 million and $3.2 million of discrete tax benefit for the third quarter of fiscal 2020 and fiscal 2019, respectively. The discrete tax benefit for the third quarter of fiscal 2020 was primarily due to a tax benefit of approximately $28.4 million driven by a tax benefit recorded on net operating loss deferred tax assets in the third quarter of fiscal 2020 in connection with the CARES Act, discussed above.

The effective income tax rate for continuing operations was a benefit of 21.5% compared to a benefit of 22.8% on pre-tax losses for fiscal 2020 year-to-date and fiscal 2019 year-to-date, respectively. The decrease in the effective income tax benefit rate was primarily driven by a tax benefit of approximately $8.3 million recorded in fiscal 2019 for the release of unrecognized tax positions that did not recur in fiscal 2020, as well as a goodwill impairment benefit of approximately $72.2 million recorded in fiscal 2019 compared to a goodwill impairment benefit of approximately $66.4 million recorded in fiscal 2020. In addition, effective income tax rate for fiscal 2020 includes a benefit of approximately $28.4 million related to revaluation of net operating loss deferred tax assets in connection with the CARES Act.

Income from Discontinued Operations, Net of Tax

The results of operations for the third quarter of fiscal 2020 reflect net sales of $667.0 million for which we recognized $187.8 million of gross profit and Income from discontinued operations, net of tax of $37.2 million. As noted above, pre-tax income for the third quarter of fiscal 2020 from discontinued operations excludes $9.1 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $8.1 million of restructuring expenses primarily related to store closures charges and expenses related to exited locations, and asset impairment charges related to store exits and impairment reviews discussed above. Net sales and gross profit of discontinued operations increased $26.9 million and $10.9 million, respectively, for the third quarter of fiscal 2020 as compared to last year primarily due to an increase in identical store sales results driven by the impacts of the COVID-19 pandemic, which was partially offset by the lower store base operating in the third quarter of fiscal 2020 compared to last year.

The results of operations for fiscal 2020 year-to-date reflect net sales of $1,891.5 million for which we recognized $520.3 million of gross profit and Income from discontinued operations, net of tax of $64.3 million. As noted above, pretax income for fiscal 2020 year-to-date excludes $33.5 million of operating lease rent expense related to stores within discontinued operations, but for which GAAP requires the expense to be included within continuing operations. In addition, store closure charges related to leases are recorded within continuing operations. Discontinued operations included $40.3 million of primarily related to store closures charges and expenses, and asset impairment charges related to exited locations. Net sales and gross profit of discontinued operations increased $477.8 million and $137.9 million, respectively, for the fiscal 2020 year-to-date as compared to last year primarily due the incremental twelve weeks of discontinued operations and an increase in identical store sales resulting driven by the impacts of the COVID-19 pandemic, which was partially offset by the lower store base operating during fiscal 2020 year-to-date compared to last year.

Refer to the section above Executive Overview—Divestiture of Retail Operations and to Note 18—Discontinued Operations in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional financial information regarding these discontinued operations.

Net Income (Loss) Attributable to United Natural Foods, Inc.

Reflecting the factors described in more detail above, net income attributable to United Natural Foods, Inc. was $88.1 million, or $1.60 per diluted common share, for the third quarter of fiscal 2020, compared to net income of $57.1 million, or $1.12 per diluted common share, for the third quarter of fiscal 2019.

Reflecting the factors described in more detail above, we incurred a net loss attributable to United Natural Foods, Inc. of $326.5 million, or $6.10 per diluted common share, for fiscal 2020 year-to-date, compared to net loss of 303.9 million, or $5.99 per diluted common share, for fiscal 2019 year-to-date, primarily due to goodwill impairment charges.

As described in more detail in Note 12—Share-Based Awards in Part I, Item I of this Quarterly Report on Form 10-Q, in the second quarter of fiscal 2020, we granted restricted stock units and performance share units representing a right to receive an aggregate of 5.8 million shares of common stock under our 2020 Equity Incentive Plan.

As described in more detail within Note 13—Share-Based Awards in Part II, Item 8 of the Annual Report on Form 10-K, in fiscal 2019 we issued approximately 2.0 million shares of common stock, of which 0.3 million shares were issued through the third quarter of fiscal 2019, to fund the settlement of time-vesting replacement award obligations from the Supervalu acquisition, which has had a dilutive effect on our weighted average earnings per share as compared to last year. During the third quarter of fiscal 2020, the Company issued approximately 1.1 million shares of common stock at an average market price of $11.12 per share for $12.2 million of cash. Proceeds from these issuances were used to fund settlement of replacement award obligations. As of May 2, 2020, we have approximately 1.7 million additional shares authorized for issuance and registered with the SEC in order to satisfy replacement award and option issuance obligations.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

•	Total liquidity as of May 2, 2020 was $1.21 billion and was comprised of the following:

◦
Unused credit under our revolving line of credit was $1,153.9 million as of May 2, 2020, which increased $234.7 million from $919.2 million as of August 3, 2019, primarily due to net payments made on the ABL Credit Facility as cash flow generated from the business was utilized to reduce outstanding debt.

◦	Cash and cash equivalents was $56.4 million as of May 2, 2020, which increased $14.1 million from $42.4 million as of August 3, 2019.

•
We paid the remaining maturities under our 364-day Term Loan Facility in the first quarter of fiscal 2020, and as a result, we have no material scheduled maturities due until fiscal 2024, although prepayments may be required upon the occurrence of specified events as discussed in Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q.

•
Our total debt decreased $345.6 million to $2,560.9 million as of May 2, 2020 from $2,906.5 million as of August 3, 2019, primarily related to net payments made on the ABL Credit Facility and our 364-day Term Loan Facility payment.

•
Scheduled debt maturities are expected to be $7.6 million for the remainder of fiscal 2020 and payments to reduce finance lease obligations are expected to be approximately $3.3 million for the remainder of fiscal 2020. Proceeds from the sale of any properties mortgaged and encumbered under our Term Loan Facility are required to, and will, be used to make additional Term Loan Facility payments.

•	We expect to be able to fund near-term debt maturities through fiscal 2023 with internally generated funds, proceeds from asset sales or borrowings under the ABL Credit Facility.

•
Working capital decreased $213.1 million to $1,245.9 million as of May 2, 2020 from $1,459.0 million as of August 3, 2019, primarily due to an increase in accounts payable resulting from inventory being sold through faster than payments are made to vendors, the adoption of the new lease standard from the recognition of a new current portion liability for operating leases, the payment of a current maturity under the Term Loan Facility and inventory reductions, offset in part by increases in accounts receivable.

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

Long-Term Debt

During fiscal 2020 year-to-date, we repaid a net $264.0 million under the ABL Credit Facility and repaid $87.4 million of scheduled maturities under the Term Loan Facility. Refer to Note 9—Long-Term Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the provisions of our credit facilities and certain long-term debt agreements and additional information.

Our Term Loan Agreement does not include any financial maintenance covenants. Our ABL Loan Agreement subjects us to a fixed charge coverage ratio (as defined in the ABL Loan Agreement) of at least 1.0 to 1.0, calculated at the end of each of our fiscal quarters on a rolling four quarter basis, when the adjusted aggregate availability (as defined in the ABL Loan Agreement) is ever less than the greater of (i) $235.0 million and (ii) 10% of the aggregate borrowing base. We have not been subject to the fixed charge coverage ratio covenant under the ABL Loan Agreement, including through the filing date of this Quarterly Report. The ABL Loan Agreement and the Term Loan Agreement contain certain customary operational and informational covenants. If we fail to comply with any of these covenants, we may be in default under the applicable loan agreement, and all amounts due thereunder may become immediately due and payable.

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

As of May 2, 2020, we had an aggregate of $2.09 billion of notional debt hedged through pay fixed and receive floating interest rate swap contracts to effectively fix the LIBOR component of our floating LIBOR based debt at fixed rates ranging from 0.454% to 2.959%, with maturities between May 2020 and October 2025. The fair values of these interest rate derivatives represents a total net liability of $140.4 million and are subject to volatility based on changes in market interest rates. See Note 8—Derivatives in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

From time to time, we enter into fixed price fuel supply agreements and foreign currency hedges. As of May 2, 2020, we had fixed price fuel contracts outstanding and foreign currency forward agreements outstanding. Gains and losses and the outstanding net asset from these arrangements are insignificant.

Capital Expenditures

Our capital expenditures for fiscal 2020 year-to-date were $118.2 million, compared to $137.0 million for fiscal 2019 year-to-date, a decrease of $18.8 million. Fiscal 2020 year-to-date includes capital expenditures for distribution center expansions of approximately $33 million (primarily the Ridgefield, WA expansion), new distribution centers of approximately $21 million, and information technology, equipment and other. We estimate we will spend approximately $190 million for fiscal 2020. Fiscal 2020 capital spending is expected to include projects that optimize and expand our distribution network and our technology platform. Longer term, capital spending is expected to be at or below 1.0% of net sales. We expect to finance requirements with cash generated from operations and borrowings under our ABL Credit Facility. Future investments may be financed through long-term debt or borrowings under our ABL Credit Facility.

Cash Flow Information

The following summarizes our Condensed Consolidated Statements of Cash Flows:

	39-Week Period Ended
(in thousands)	May 2, 2020	April 27, 2019	Change
Net cash provided by operating activities of continuing operations	$311,138	$6,374	$304,764
Net cash used in investing activities of continuing operations	(91,599)	(2,249,817)	2,158,218
Net cash (used in) provided by financing activities of continuing operations	(362,960)	2,140,607	(2,503,567)
Net cash flows from discontinued operations	157,185	120,627	36,558
Effect of exchange rate on cash	(290)	(226)	(64)
Net increase in cash and cash equivalents	13,474	17,565	(4,091)
Cash and cash equivalents, at beginning of period	45,263	23,315	21,948
Cash and cash equivalents at end of period	$58,737	$40,880	$17,857

The increase in net cash provided by operating activities of continuing operations was primarily due to higher amounts of cash provided in fiscal 2020 year-to-date related to working capital benefits from the sell through of inventory and collection of receivables faster than payments were made on accounts payable related to inventory. In fiscal 2019 year-to-date, we benefited from the reduction of the seasonally high levels of inventory and accounts receivable at the time of the Supervalu acquisition; however, these cash inflows were offset in part by decreases from cash payments made in fiscal 2019 year-to-date for assumed liabilities and the payment of transaction costs from the Supervalu acquisition, including transaction-related expenses, accrued employee costs, and restructuring costs associated with reductions in force.

The decrease in net cash used in investing activities of continuing operations was primarily due to $2,282.3 million of cash paid to purchase Supervalu in fiscal 2019 year-to-date, partially offset by $149.7 million of less cash received from the sale of property and equipment, primarily due to cash received from the sale and leaseback of two distribution centers in fiscal 2019 year-to-date, one of which was a short-term lease related to the exit of that facility.

The decrease in net cash provided by financing activities of continuing operations was primarily due to fiscal 2019 year-to-date borrowings on long-term debt to finance the Supervalu acquisition, and a net decrease in cash provided by the revolving credit facility borrowings of $1,270.9 million, which was driven by borrowings to finance the Supervalu acquisition in fiscal 2019 year-to-date, offset in part by net payments made in fiscal 2020 year-to-date from operating activities cash flows in excess of investing activities. These decreases in cash provided by financing activities, were offset in part by a decrease in payments of long-term debt and finance lease obligations of $625.0 million driven by the repayment of acquired senior notes in fiscal 2019 year-to-date and $62.6 million of payments for debt issuance costs in fiscal 2019 year-to-date.

Net cash flows from discontinued operations primarily include operating activity cash flow from operating income of the retail disposal groups. The increase in net cash flows from discontinued operations is primarily due to cash flows generated from operations in fiscal 2020 year-to-date as a result of higher earnings, inventory sell through and an increase in accounts payable, which was partially offset by higher proceeds received in fiscal 2019 year-to-date related to the sale of retail locations, including Hornbacher’s, than proceeds received in fiscal 2020 year-to-date, including proceeds from the sale of a former dedicated retail distribution center and retail stores.

Other

On October 6, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $200.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon our repurchase of shares of our common stock having an aggregate purchase price of $200.0 million. We did not purchase any shares of our common stock in fiscal 2020 and 2019 year-to-date pursuant to the share repurchase program. As of May 2, 2020, we have $175.8 million remaining authorized under the share repurchase program. We do not expect to purchase shares under the share repurchase program during fiscal 2020.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Off-Balance Sheet Arrangements

Guarantees and Contingent Liabilities

We have outstanding guarantees related to certain leases, fixture financing loans and other debt obligations of various retailers as of May 2, 2020. We are contingently liable for leases that have been assigned to various parties in connection with facility closings and dispositions. We are also a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters in the ordinary course of business, which indemnities may be secured by operation of law or otherwise. Refer to Note 17—Commitments, Contingencies and Off-Balance Sheet Arrangements under the caption Guarantees and Contingent Liabilities in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding our outstanding guarantees and contingent liabilities.

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

(b)    Changes in internal controls. On October 22, 2018, we completed the acquisition of Supervalu. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Supervalu. We will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations as of August 1, 2020. We are currently in process of integrating Supervalu’s internal controls over financial reporting. In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases, and updated our accounting policies and implemented new internal controls in conjunction with the new lease standard. Except for the ongoing integration of Supervalu and the new lease standard adoption, there has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes to our risk factors contained in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 3, 2019.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, increasing our costs, impacting our supply chain, and driving change in customer and consumer demand for our products, and could have a material adverse impact on our business.

The outbreak of COVID-19 in the United States and Canada has had sudden and significant impacts on our industry, including increased demand for the products we distribute as consumers began pantry loading and food-at-home increased due to social distancing and stay-at-home orders. This increased wholesale customer and end-consumer demand may decrease relative to current levels if and when the need for social distancing and stay-at-home mandates decreases, and we are unable to predict the nature and timing of when that impact may occur. These measures have also had an adverse impact on the economies of North America. The ultimate impact of COVID-19 on our business and the economy, and the duration thereof, is uncertain.

Our business may be negatively impacted as a result of the COVID-19 outbreak. For example, we have incurred, and expect to continue to incur, increased costs, including: labor costs resulting from the payment of temporary state of emergency bonuses that we implemented in March 2020, overtime, paid sick leave, or leaves of absence; costs associated with safety measures throughout our facilities, including enhanced sanitation, social distancing practices, such as partitions, decals, pre-shift temperature screenings, and the provision of personal protective equipment to our associates; and other operating costs due to short-term significant increases in demand spikes. If there were a rapid reduction in demand for the products we distribute, and we were unable to sufficiently reduce these costs, our results may be negatively impacted. We have experienced higher than usual levels of out-of-stocks leading to reduced fill rates, which may result in higher costs, fees, or penalties. We have experienced temporary facility closures due to outbreaks, and we may experience future facility closures due to additional outbreaks, reduced workforce or government mandates. Changes in consumer purchasing habits, including potential reduced sales to our wholesale customer in the future due to previous pantry-loading activities that occurred in the third fiscal quarter of 2020 may negatively impact our results. In addition, our business could be negatively impacted by reduced workforces due to illness or other restrictions related to COVID-19; a shortage of qualified labor to support meeting increased demand; any failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors and external business partners to meet their obligations to us, or significant disruptions in their ability to do so; or diversion of management’s attention, including if any key employee becomes ill, and resources primarily focused on reducing operating expenses may be redirected. We cannot predict the duration of the impact of COVID-19 or any related policies, such as stay-at-home orders or business or school closures. In the near term, we expect our inventory and sales levels to stabilize to higher than pre-COVID levels, and we expect to utilize cash flow to pay down accounts payable, which would result in higher levels of inventory and accounts receivable than prior to the pandemic. If there were a rapid reduction in demand for the products we distribute, our results and cash flows may be negatively impacted if we are unable to monetize working capital.

Any of the foregoing factors, or other effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether additional waves of COVID-19 will affect the United States and Canada, our ability and the ability of our suppliers to continue to operate manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and purchasing habits. We cannot predict the duration or scope of the disruption. Therefore, the ultimate financial impact cannot be reasonably estimated at this time.

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

(in millions, except shares and per share amounts)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period(1):
February 2, 2020 to February 29, 2020	—	$—	—	$—
March 1, 2020 to March 28, 2020	16,190	7.39	—	—
March 29, 2020 to May 2, 2020	9,754	11.94	—	175.8
Total	25,944	$9.10	—	$—

(1)	The reported periods conform to our fiscal calendar.

(2)
These amounts represent the deemed surrender by participants in our compensatory stock plans of 25,944 shares of our common stock to cover taxes from the vesting of restricted stock awards and restricted stock units granted under such plans.

(3)
As of May 2, 2020, there was approximately $175.8 million that may yet be purchased under the share repurchase program. There were no share repurchases under the share repurchase program in the third quarter of fiscal 2020.

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
10.1**
Offer Letter, effective February 9, 2020, between John W. Howard, Chief Financial Officer, and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.2**
Amendment to Amended and Restated Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Steven L. Spinner (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.3**
Amendment to Employment Agreement, dated as of February 6, 2020, by and between the Registrant and Sean F. Griffin (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.4**
Form of RSU Award Agreement (Director) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

10.5**
Form of RSU Award Agreement (Employee I) pursuant to the Registrant’s 2020 Equity Incentive Plan (for grants made beginning March 2020) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2020 (File No. 001-15723)).

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
101*
The following materials from the United Natural Foods, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2020, filed with the SEC on June 10, 2020, formatted in Inline XBRL (included as Exhibit 101).
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

Dated:  June 10, 2020